Form 10-Q
period 2013-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2013-05-23
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1347456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Towne Centre Blvd, Suite 370 Annapolis, Maryland (Address of principal executive offices)	21401 (Zip code)

(410) 571-6161

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 16,529,881 shares of common stock, par value $0.01 per share, outstanding as of May 23, 2013.

EXPLANATORY NOTE

The financial statements covered in this quarterly report of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI”) present the balance sheet of HASI as of March 31, 2013 and the financial condition and results of operations of HASI’s predecessor, Hannon Armstrong Capital, LLC (the “Predecessor”), the entity which operated the historical business prior to the consummation of HASI’s initial public offering of its shares of common stock (the “IPO”) in April 2013. HASI did not conduct any activity prior to the IPO and the Predecessor became an indirect subsidiary of HASI upon closing of various formation transactions completed concurrently with the completion of the IPO. The information provided in this report only reflects the financial condition of the Predecessor as of March 31, 2013 and December 31, 2012. The condensed consolidated financial data for the Predecessor is not necessarily indicative of HASI’s results of operations, cash flows or financial position following the completion of the IPO and formation transactions.

HASI is a self-advised and self-administered real estate investment trust that was organized in the state of Maryland on November 7, 2012 to provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. HASI completed its IPO on April 23, 2013. The IPO resulted in the sale of 13,333,333 shares of common stock, at a price per share of $12.50 and generated net proceeds of $155.4 million after deducting underwriting discounts. HASI intends to utilize the net proceeds from the IPO and its permanent equity capital base to continue to broaden the types of projects historically undertaken by the Predecessor and enhance its financial structuring flexibility, while retaining a larger share of the economics for future financings than was traditionally kept by the Predecessor. HASI intends to operate as a real estate investment trust for U.S. federal income tax purposes, commencing with its taxable year ending December 31, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 and DECEMBER 31, 2012

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash	$6,000	$6,000

Liabilities and Stockholders’ Equity
Deposits	$5,000	$5,000

Stockholders’ Equity
Common stock	$10	$10
Additional paid in capital	990	990

Total Stockholders’ Equity	$1,000	$1,000

Total Liabilities and Stockholders’ Equity	$6,000	$6,000

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS

(Unaudited)

1. Organization

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI”) is a self-advised and self-administered real estate investment trust that was organized in the state of Maryland on November 7, 2012 to provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. HASI completed the IPO of its common stock on April 23, 2013. The IPO resulted in the sale of 13,333,333 shares of common stock, at a price per share of $12.50. The net proceeds to HASI from the IPO were approximately $155.4 million, after deducting underwriting discounts. HASI did not conduct any activity prior to the IPO and the Predecessor became an indirect subsidiary of HASI upon closing of various formation transactions completed concurrently with the completion of the IPO. HASI intends to utilize the net proceeds from the IPO and its permanent equity capital base to continue to broaden the types of projects historically undertaken by the Predecessor and enhance its financial structuring flexibility, while retaining a larger share of the economics for future financings than was traditionally kept by the Predecessor. HASI intends to operate as a REIT for U.S. federal income tax purposes, commencing with the portion of its taxable year ending December 31, 2013.

2. Summary of Significant Accounting Policies

Basis of Accounting—The balance sheets have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Separate statements of operations, comprehensive income, changes in equity and of cash flows have not been presented in the financial statement because there have been no activities of this entity.

The consolidated balance sheets include the accounts of HASI and its operating partnership and controlled subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P. (the “Operating Partnership”). All significant intercompany balances have been eliminated in consolidation.

Deposit—Represents $5,000 paid by an officer for subscribed units of the Hannon Armstrong Sustainable Infrastructure, L.P. issued prior to the IPO and completion of the formation transactions.

3. Stockholders’ Equity

Several individuals, who are officers of the Predecessor, contributed $1,000 in the aggregate to HASI at the time of formation.

4. Organizational and Offering Costs

Costs related to corporation and partnership filing costs, audit fees related to the initial registration and initial balance sheet audit and various legal start-up costs incurred prior to the commencement of the IPO were paid directly by Hannon Armstrong Capital, LLC and HASI will reimburse Hannon Armstrong Capital, LLC for these costs after completion of the IPO. As the results of HASI will be combined with the Predecessor, the impact of reimbursements will not impact the reported results of the consolidated entities.

Such costs fall into one of two categories. Costs related to HASI’s IPO, such as Securities Exchange Commission (“SEC”) registration fees, legal and accounting costs, typesetting and printing costs, and federal and state registration fees, are classified as offering costs and will be charged to additional paid-in-capital upon completion of the IPO. All other costs that are not deemed offering costs will be expensed.

5. Subsequent Events

On April 23, 2013, HASI completed its IPO of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to

HASI from the IPO were approximately $155.4 million, after deducting underwriting discounts. On May 17, 2013, the underwriters exercised their option to purchase an additional 818,356 shares of common stock for additional net proceeds after deducting underwriting discounts of $9.5 million.

At the time of the IPO, HASI completed a series of transactions, which are referred to as the formation transactions that resulted in the Predecessor, becoming an indirect subsidiary of HASI. The formation transactions included the exchange by the existing owners of the Predecessor, directly or indirectly, by merger or equity contribution, of their equity interests in the Predecessor for shares of HASI common stock or units of limited partner interest (“OP units”) in the Operating Partnership

HANNON ARMSTRONG CAPITAL LLC

(PREDECESSOR OF HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2013	December 31, 2012
Assets
Investment in financing receivables	$192,251,894	$191,398,717
Securitization assets	5,873,268	6,230,948
Cash and cash equivalents	3,316,510	8,024,271
Restricted cash	55,000	55,000
Due from affiliates	55,296	309,967
Intangible assets, net	1,882,521	1,970,313
Goodwill	3,798,411	3,798,411
Other assets	4,367,911	997,943

Total Assets	$211,600,811	$212,785,570

Liabilities and members’ equity
Liabilities:
Accounts payable and accrued expenses	$6,931,734	$6,812,575
Credit facility	3,641,477	4,169,818
Nonrecourse debt	196,603,665	195,952,169

Total Liabilities	207,176,876	206,934,562

Members’ equity:
Series A Participating Preferred Units	—	—
Class A Common Units	68,400	68,400
Retained earnings	4,291,643	5,510,466
Accumulated other comprehensive income	63,892	272,142

Total members’ equity	4,423,935	5,851,008

Total liabilities and members’ equity	$211,600,811	$212,785,570

See accompanying notes.

HANNON ARMSTRONG CAPITAL LLC

(PREDECESSOR OF HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net Investment Revenue:
Income from financing receivables	$2,710,824	$2,633,126
Investment interest expense	(2,236,289)	(2,140,320)

Net Investment Revenue	474,535	492,806
Other Investment Revenue:
Gain on securitization of receivables	—	1,095,057
Fee income	280,864	424,829

Other Investment Revenue	280,864	1,519,886

Total Revenue, net of investment interest expense	755,399	2,012,692

Compensation and benefits	(1,151,794)	(1,376,379)
General and administrative	(689,689)	(461,481)
Depreciation and amortization of intangibles	(104,635)	(111,408)
Other interest expense	(48,636)	(75,421)
Other income	1,547	14,157
Unrealized gain on derivative instruments	18,985	14,795
Loss from equity method investment in affiliate	—	(313,723)

Other Expenses, net	(1,974,222)	(2,309,460)

Net Loss	$(1,218,823)	$(296,768)

See accompanying notes.

HANNON ARMSTRONG CAPITAL LLC

(PREDECESSOR OF HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net loss	$(1,218,823)	$(296,768)
Unrealized loss on residual assets	(208,250)	(147,486)

Comprehensive Loss	$(1,427,073)	$(444,254)

See accompanying notes.

HANNON ARMSTRONG CAPITAL LLC

(PREDECESSOR OF HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(1,218,823)	$(296,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss from equity method investment in affiliate	—	313,723
Unrealized gain on derivative instrument	(18,985)	(14,795)
Depreciation and amortization of intangibles	104,635	111,408
Noncash gain on securitizations	—	(8,179)
Amortization of servicing assets	155,300	173,926
Change in securitization residual assets	(5,870)	76,185
Changes in other assets and liabilities:
Accounts payable and accrued expenses	138,144	(4,019,977)
Other	(3,386,811)	2,924

Net cash used in operating activities	(4,232,410)	(3,661,553)

Cash flows from investing activities
Purchase of property and equipment	—	(109,198)
Investment in equity method affiliate	—	(876,034)
Advances to affiliates	254,671	(36,129)
Proceeds from marketable securities	—	507,316
Purchase of marketable securities	—	(254,068)
Decrease in restricted cash	—	195,815
Investment in financing receivables	(8,620,470)	(67,476,207)
Principal collections from financing receivables	7,767,293	7,920,298

Net cash used in investing activities	(598,506)	(60,128,207)

Cash flows from financing activities
Proceeds from nonrecourse debt	8,632,322	67,600,421
Principal payments on nonrecourse debt	(7,980,826)	(8,047,013)
Principal payments on credit facility	(528,341)	(652,846)

Net cash provided by financing activities	123,155	58,900,562

Decrease in cash and cash equivalents	(4,707,761)	(4,889,198)
Cash and cash equivalents at beginning of period	8,024,271	7,644,162

Cash and cash equivalents at end of period	$3,316,510	$2,754,964

See accompanying notes.

HANNON ARMSTRONG CAPITAL, LLC

(PREDECESSOR OF HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2013

1. The Predecessor

Hannon Armstrong Capital, LLC (the “Predecessor”) is the predecessor of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (HASI) a specialty finance company that provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Predecessor commenced operations in October 2000 as successor to its former parent, Hannon Armstrong & Company.

On April 23, 2013, HASI completed its initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to the HASI from the IPO were approximately $155.4 million, after deducting underwriting discounts. On May 17, 2013, the underwriters exercised their option to purchase an additional 818,356 shares of common stock for additional net proceeds after deducting underwriting discounts of $9.5 million.

As part of the IPO, HASI completed a series of transactions, which are referred to as the formation transactions, that resulted in the Predecessor becoming a subsidiary of HASI and that will enable HASI to qualify as a REIT.

The significant elements of the formation transactions included:

•

the exchange by the existing owners of the Predecessor, directly or indirectly by merger or equity contribution, of their equity interests in the entities that own the Predecessor for shares of HASI common stock or OP units in the operating partnership; and

•	the repayment of the credit facility and the related swap discussed in Note 7.

The accompanying condensed consolidated financial statements of the Predecessor reflect the financial statements of the Predecessor, and do not reflect the effect of the IPO or the formation transactions that occurred in April 2013. They also do not reflect the material changes to the business of the Predecessor as a result of the capital raised in the IPO to continue to broaden the types of projects historically undertaken by the Predecessor and enhance its financial structuring flexibility, while retaining a larger share of the economics for future financings.

The Predecessor’s and its subsidiaries’ principal business is providing or arranging financing of sustainable infrastructure projects supported by the projects’ cash flows. The Predecessor and its subsidiaries finance their business through the securitization of the receivables or through the use of nonrecourse debt. The Predecessor also generates fee income for arranging financings that are held directly on the balance sheet of other investors, by providing broker/dealer or other financing related services to sustainable infrastructure project developers and by servicing the Predecessor’s managed assets. The Predecessor’s subsidiaries are typically special purpose entities (“SPEs”) that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long-term contracts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, comprehensive loss and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. We followed the accounting policies used and disclosed in the consolidated financial statements for the fiscal year ended September 30, 2012 and therefore, the unaudited condensed consolidated financial statements should be read in conjunction with those financial statements, which are included in the Company’s final prospectus dated April 17, 2013 that was filed with the U.S. Securities and Exchange Commission under SEC Registration number 333-186711.

The condensed consolidated financial statements include the accounts of the Predecessor and its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment in Financing Receivables

Investment in financing receivables includes financing sustainable infrastructure project receivables and direct finance leases. The Predecessor accounts for leases as direct finance leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

The investment in financing receivables represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method. The Predecessor’s financing receivables have been financed using nonrecourse debt. Such financings are typically collateralized by a security interest in the financing receivables or leased equipment and at no time is the Predecessor liable for nonpayment by the lessee.

Securitization of Receivables

During the three months ended March 31, 2013, there were no securitization transactions.

During the three months ended March 31, 2012, the Predecessor transferred receivables in multiple securitization transactions. The Predecessor has established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. The Predecessor determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. The Predecessor typically serves as primary or master servicer of these trusts; however, as the servicer, the Predecessor does not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under GAAP, the Predecessor is not the primary beneficiary of the trusts as it does not have a controlling financial interest in the trusts because it does not have power over the trust’s significant activities. Therefore, the Predecessor does not consolidate these trusts in the condensed consolidated financial statements.

The Predecessor accounts for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and the Predecessor has surrendered control over the transferred receivables. When the Predecessor sells receivables in securitizations, it generally retains interests in the form of servicing rights, cash reserve accounts and deferred fees, all of which are carried on the condensed consolidated balance sheets as retained interests in securitized receivables.

Gain or loss on sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. The Predecessor generally transfers the receivables to securitization trusts immediately upon the initial funding from the third party purchasing a beneficial interest in the trust. For retained interests, the Predecessor generally estimates fair value based on the present value of future expected cash flows using its best estimates of the key assumptions of anticipated losses, prepayment rates, and discount rates commensurate with the risks involved.

As described above, the Predecessor initially accounts for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or the fair value measurement method and the Predecessor has selected the amortization method to subsequently measure its servicing assets. The Predecessor assesses servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, the Predecessor recognizes an impairment in net income.

The Predecessor’s other retained interest in securitized assets (other residual assets) are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. The Predecessor generally does not sell its retained interests. If the Predecessor makes an assessment that (i) it does not intend to sell the security or (ii) it is not likely the Predecessor will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where the Predecessor does intend to sell its retained interest or if the fair value of other retained assets is below the current carrying amount and the Predecessor determines that the decline is other than temporary (“OTTI”), any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained interests and thus would be considered OTTI.

Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at March 31, 2013 and 2012) assessed for impairment.

Interest income related to the cash reserve account and deferred fees (collectively referred to as residual assets) is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, the Predecessor calculates a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2013 and December 31, 2012 include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price.

Income Taxes

The Predecessor is taxed as a partnership under the Internal Revenue Code. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Predecessor’s profits and losses are reported on the members’ tax returns. The Predecessor has no uncertain tax positions as of March 31, 2013 and December 31, 2012.

Segment Reporting

The Predecessor provides and arranges debt and equity financing for sustainable infrastructure projects and reports all of its activity as one business segment.

Recent Accounting Pronouncement

Accounting Standards Update No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which we adopted in our 2013 first quarter, amends existing guidance by requiring disclosure of changes in the components of accumulated other comprehensive income for the current period and additional information about items reclassified out of accumulated other comprehensive income. The adoption of ASU No. 2013-02 did not have a material effect on the current interim financial statements.

3. Fair Value Measurements

The levels of inputs used to determine fair value of the Predecessor’s financial assets and liabilities investments are characterized in accordance with the fair value hierarchy established by ASC 820. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. The Predecessor uses its judgment and considers factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. At March 31, 2013 and December 31, 2012, only the Predecessor’s residual interests in securitized receivables and derivatives are carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

At March 31, 2013 and December 31, 2012, the Predecessor had an interest rate swap and an interest rate cap relating to its credit facility. The total fair value of the interest rate swap and interest rate cap was $(84,163) and $(103,148) at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, an unrealized gain on derivatives of $18,985, and $14,795, respectively, was recorded in net income in the condensed consolidated statements of operations. The valuation was based on Level 2 inputs primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The significant unobservable inputs used in the fair value measurement of the Predecessor’s interest rate swap and interest rate cap are interest rates. Significant increases in interest rates would result in lower unrealized losses on our interest rate swap and cap while decreases in interest rates would result in higher unrealized losses on our interest rate swap and cap.

As of March 31, 2013 and December 31, 2012, the aggregate fair value of financing receivables was $207.6 million and $207.7 million, with a book value of $192.3 million and $191.4 million, respectively. The fair values of financing receivables are measured using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Predecessor’s investment in financing receivables are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At March 31, 2013 and December 31, 2012, the Predecessor had residual assets in the condensed consolidated balance sheets relating to its retained interests in securitized receivables. The fair value of the residual assets was $4,436,199 and $4,638,579 at March 31, 2013 and December 31, 2012, respectively. During the three months ended March 31, 2013 and 2012, an unrealized loss on residual assets of $(208,250) and $(147,486), respectively, was recorded in the condensed consolidated statements of comprehensive loss. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Predecessor’s residual assets are published U.S government interest rates, estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of our underlying assets, potential default and prepayment rates, and the lower risk, we have used discount rates of 8% to 10% to determine the fair market value of our underlying assets. Significant increases in U.S. Treasury rates or default and prepayment rates in isolation would result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for residual assets for the three months ended March 31, 2013:

Residual Assets
Balance, December 31, 2012	$4,638,579
Accretion	127,275
Collections	(121,405)
Fair value adjustment	(208,250)

Balance, March 31, 2013	$4,436,199

At March 31, 2013 and December 31, 2012, the aggregate fair value of nonrecourse debt was $212.3 million and $212.7 million, with a carrying value of $196.6 million and $196.0 million, respectively. The fair values of nonrecourse debt are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Predecessor’s nonrecourse debt are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At March 31, 2013 and December 31, 2012, the aggregate fair value of the Predecessor’s credit facility was $3.6 million and $4.2 million, with a carrying value of $3.6 million and $4.2 million, respectively. The fair values of the credit facility are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Predecessor’s credit facility are discount rates. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates in isolation would result in a significantly higher fair value.

The Predecessor’s financial instruments include cash equivalents that are carried at amounts that approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Predecessor to concentrations of credit risk are principally cash and cash equivalents. At March 31, 2013 and December 31, 2012, the Predecessor had cash deposits held in U.S. banks of $3,371,510 and $8,079,271, respectively. Included in these balances are $2,518,865 and $6,609,045 in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables and direct financing leases are primarily U.S. government-backed receivables and are not a significant concentration of credit risk.

4. Members Interests

Allocation of Profit and Loss and Cash Distributions

The member interests of the Predecessor are represented by Series A Participating Preferred Units (“Preferred Units”) and Class A Common Units (“Common Units”). As of March 31, 2013 and December 31, 2012, the member interests in the Predecessor are shown below. All profits, losses and cash distributions are allocated based on the percentages as follows:

	March 31, 2013	December 31, 2012
MissionPoint HA Parallel Fund, L.P.	70%	70%
Jeffrey W. Eckel, Chief Executive Officer	18%	18%
Other management and employees of the Predecessor	12%	12%

Preferred Units

On October 10, 2012, the Predecessor made a return of capital to the Preferred Units holders and paid all outstanding accrued distributions which reduced the Preferred Units’ capital and unpaid annual yield to zero. The Preferred Units remain outstanding without a mandatory dividend and are pari passu with the Common Units for future distributions.

5. Securitization of Receivables

There were no securitization transactions during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Predecessor sold financing receivables in securitization transactions, recognizing gains of $1,095,057. In securitizations, the Predecessor retained servicing responsibilities and interests in certain cash reserve accounts and deferred fees. In certain instances, the Predecessor receives annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to the Predecessor’s other assets for failure of debtors to pay when due. The Predecessor’s retained interests in cash reserve accounts and deferred fees are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

As of March 31, 2013 and December 31, 2012, the fair values of retained interests, discount rates used in valuing those interests and the sensitivity to an increase in the discount rates of 5% and 10% were as follows:

	March 31, 2013
	Servicing	Residual Assets
Amortized cost basis	$1,437,069	$4,372,307
Fair value	$1,532,894	$4,436,199
Weighted-average life in years	8	6 to 17
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$296,316	$1,197,119
10% change in discount rate	$486,757	$1,857,050

	December 31, 2012
	Servicing	Residual Assets
Amortized cost basis	$1,592,369	$4,366,437
Fair value	$1,690,269	$4,638,579
Weighted-average life in years	8	6 to 17
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$306,920	$1,220,186
10% change in discount rate	$505,293	$1,883,844

In computing gains and losses on securitizations recorded during the three months ended March 31, 2012, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, the Predecessor does not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between the Predecessor and the securitization trusts for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Purchase of receivables securitized	$—	$36,238,071
Proceeds from securitizations	$—	$37,333,128
Servicing fees received	$264,828	$292,414
Cash received from residual assets	$121,405	$224,840

As of March 31, 2013 and December 31, 2012, the Predecessor’s managed receivables totaled $1,590,256,470 and $1,623,034,217, of which $1,398,004,576 and $1,431,635,500 were securitized, respectively.

There were no credit losses during the three months ended March 31, 2013 and 2012, and no material delinquencies as of March 31, 2013 and December 31, 2012.

6. Investment in Financing Receivables

The components of investment in financing receivables as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Financing or minimum lease payments	$247,453,695	$248,126,575
Unearned interest income	(50,850,029)	(52,174,405)
Unearned fee income, net of initial direct costs	(4,351,772)	(4,553,453)

	$192,251,894	$191,398,717

These financing receivables are typically collateralized contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the three months ended March 31, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired as of March 31, 2013 and December 31, 2012. Accordingly, management has concluded that no allowance for credit losses was necessary as of March 31, 2013 and December 31, 2012.

7. Credit Facility

The outstanding credit facility as of March 31, 2013 and December 31, 2012 was $3,641,477 and $4,169,818, respectively, which is secured by the general assets of the Predecessor. Interest is calculated at a floating rate of interest equal to the one-month London Interbank Offered Rate plus 2.75%, and the rate of interest has been fixed at a rate of 4.90% through the purchase of an amortizing interest rate swap. The swap has a notional amount of $3,641,477 and $4,169,818 as of March 31, 2013 and December 31, 2012, respectively, and a termination date of September 30, 2015. The interest rate swap is not designated as a hedging instrument under ASC 815, Derivatives and Hedging. The swap is recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets.

The credit facility and the swap were repaid in April 2013 from the proceeds of the IPO.

8. Nonrecourse Debt

An analysis of nonrecourse debt by interest rate as of March 31, 2013 and December 31, 2012 is as follows:

March 31, 2013	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$89,724,072	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	80,809,208	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	26,070,385	2015 to 2031

Total nonrecourse debt	$196,603,665

December 31, 2012	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$82,753,303	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	85,300,600	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	27,898,266	2013 to 2031

Total nonrecourse debt	$195,952,169

Amounts due under nonrecourse notes are secured by the underlying assets with no recourse to the general assets of the Predecessor. Debt service, in a majority of cases, is equal to or less than the lease or financing receivables from the equipment user. Approximately $18.5 million of nonrecourse debt was repaid in April 2013 from the proceeds of the IPO.

9. Commitments and Contingencies

Litigation

The Predecessor is not currently subject to any legal proceedings that are likely to have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Predecessor.

10. Related-Party Transactions

In December 2012, the Predecessor distributed its ownership in HA EnergySource Holdings LLC (“HA EnergySource”) to its current shareholders as described in Note 11.

Certain owners of the Predecessor remitted $293,000 to the Predecessor in January 2013 to be used to make a non-resident state withholding tax payment in January 2013 on behalf of these owners. The owners will recover this amount from the state when they file their state tax returns. At December 31, 2012, this amount is reflected in due from affiliates and in accounts payable in the condensed consolidated balance sheets.

The Predecessor provided management services to EnergySource LLC (“EnergySource”) the three months ended March 31, 2013 and 2012 and was paid $30,000 and $30,000, respectively, for its services. Amounts due from EnergySource for services rendered and expenses paid on its behalf totaled $53,847 and $15,517 as of March 31, 2013 and December 31, 2012, respectively, and are shown as due from affiliates in the condensed consolidated balance sheets.

11. Equity Method Investment in Affiliate

In December 2012, the Predecessor’s Board of Directors approved the distribution of the equity interest in HA EnergySource to the shareholders effective December 31, 2012. HA EnergySource’s only asset is an equity interest in EnergySource , a developer of geothermal projects in California. Prior to and as part of the transaction, the Board approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. Such amount was included in accounts payable and accrued expenses at December 31, 2012. Through March 31, 2013, the Predecessor has paid $1.6 million of this obligation and the remaining amount of $1.8 million at March 31, 2013 is included in accounts payable and accrued expenses in the condensed consolidated balance sheet. In addition, in respect of the distribution of its equity interest in HA EnergySource, the Predecessor recorded a dividend as a reduction in equity totaling $3.9 million which represents the $3.4 million capital contribution plus the carrying value of HA EnergySource of $0.5 million. Following the distribution, the Predecessor no longer has an equity ownership in HA EnergySource or EnergySource.

For periods prior to August 2012, the Predecessor accounted for its investment in HA EnergySource using the equity method of accounting. In August 2102, HA EnergySource redeemed all outside interests in HA EnergySource not previously owned by the Predecessor and HA EnergySource became a wholly owned and consolidated subsidiary of the Predecessor.

The following is a summary of the financial position of EnergySource as of December 31, 2012, accounted for using the equity method:

December 31, 2012
(Unaudited, in millions)
Total assets	$10.0

Members’ capital	$(5.1)

The following is a summary of the operating results of EnergySource for the three months ended December 31, 2012, accounted for using the equity method:

For the Three Months ended December 31 2012
(Unaudited, in millions)
Total revenues	$1.5
Total expenses	2.2

Net loss	$(0.7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc. and its consolidated subsidiaries, including Hannon Armstrong Capital, LLC (our “Predecssor”), as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. When used in the historical context (i.e., prior to April 23, 2013), these terms are intended to mean the business and operations of the Predecessor.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect, “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our final prospectus dated April 17, 2013 that was filed with the U.S. Securities and Exchange Commission under SEC Registration number 333-186711, and include risks discussed in this MD&A and in other periodic reports that we file with the SEC. Those factors include:

•

the state of government legislation, regulation and policies that support energy efficiency, renewable energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, renewable energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•

actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets, and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a REIT for U.S. federal income tax purposes

•	our ability to maintain our exception from registration under the 1940 Act;

•	availability of opportunities to originate energy efficiency, renewable energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition; and

•	the closing of the new credit facilities expected to be entered into with Bank of America, N.A. and other potential lenders.

Forward-looking statements are based on estimates as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements reflecting new estimates, events or circumstances after the date of this report.

The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with our final prospectus dated April 17, 2013 that was filed with the U.S. Securities and Exchange Commission under SEC Registration number 333-186711.

Our Business

We are a specialty finance company that provides debt and equity financing for sustainable infrastructure projects. We focus on profitable sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We began our business more than 30 years ago, and since 2000, using our direct origination platform, we have provided or arranged over $3.9 billion of financing in more than 450 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

We provide and arrange debt and equity financing primarily for three types of projects, which we refer to together as sustainable infrastructure projects:

•

Energy Efficiency Projects: projects, typically undertaken by energy services companies, or ESCOs, which reduce a building’s or facility’s energy usage or cost through the design and installation of improvements to various building components, including heating, ventilation and air conditioning systems, or HVAC systems, lighting, energy controls, roofs, windows and/or building shells;

•	Clean Energy Projects: projects that deploy cleaner energy sources, such as solar, wind, geothermal and biomass as well as natural gas; and

•

Other Sustainable Infrastructure Projects: projects, such as water or communications infrastructure that reduce energy consumption, positively impact the environment or make more efficient use of natural resources.

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As a result of our highly selective approach to project targeting, the credit performance of our originated assets has been excellent. Since 2000, there has been only one incidence of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $3.9 billion of transactions we originated during that time. This transaction, in an asset class in which we no longer participate, represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period.

We have traditionally financed our business primarily through the use of securitizations, including the Hannon Armstrong Multi-Asset Infrastructure Trust, or Hannie Mae. In these transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance has remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. Historically, we have arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are typically associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we receive economics in the form of gain on sale income, which arises from the difference between the financing rate quoted to our customers and the interest rate required by our syndication partners. This income is reflected in our statement of operations as gain on securitization of receivables. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations.

In some cases, our transactions are accounted for as financings and the assets together with the corresponding nonrecourse debt are carried on our balance sheet. In these transactions, we generate income from financing receivables and incur interest expense. We may periodically provide services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

As of March 31, 2013, of the approximately $1.6 billion of the outstanding financings we own or manage (which we collectively refer to as our managed assets), approximately $1.4 billion were not carried on our balance sheet and were held in non-consolidated securitization trusts and approximately $200 million were held on our balance sheet. Approximately 58% of this portfolio was financings for energy efficiency projects, approximately 33% was financings for clean energy projects such as solar, biomass or other renewable resources as well as combined heat and power, while the remaining 9% of this portfolio was financings for other sustainable infrastructure projects such as water or communication projects. Our managed assets have an average remaining balance of approximately $7.1 million, a weighted average remaining life of approximately 13.4 years and are typically secured by the installed improvements that are the subject of the financing. As of March 31, 2013, our managed portfolio consisted of fixed rate amortizing loans or direct financing leases with approximately 99% of the portfolio consisting of U.S. federal government obligations.

Our strategy in undertaking the IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate, while delivering attractive risk-adjusted returns to our stockholders.

As part of our strategy, we expect to hold a significantly larger portion of the loans or other assets we originate on our balance sheet and to finance these loans and other assets using our capital as well as on balance sheet financings. As a consequence, we expect over time to see significant increases in both income from financing receivables and investment interest expense. We also believe that our net investment revenue, which represents the margin, or the difference between income from financing receivables and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We expect to pay lower interest rates due to an expected reduction in our per transaction leverage percentage, which historically was in excess of 95% on a typical transaction, increased access to new capital sources and shortening the term of our borrowings. We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio, including the portion of our portfolio which we hold on our balance sheet, the income we receive from securitizations, syndications and other services, our portfolio’s credit risk profile, changes in market interest rates, commodity prices, U.S. federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from the 1940 Act.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use. Our most critical accounting policies will involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates will be expanded over time as we fully implement our strategy. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Investment in Financing Receivables

Investment in financing receivables includes financing sustainable infrastructure project receivables and direct finance leases that are held on our balance sheet, whether we retain economic exposure to them or finance them on a nonrecourse basis. We account for leases as direct finance leases or operating leases in accordance with Accounting Standards Codification (“ASC”) 840, Leases. The investment in financing receivables represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method.

Securitization Transactions

We have established, and may establish in the future, various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We have determined that the trusts used in our securitizations are variable interest entities, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on our analysis of the structure of the trusts, under U.S. GAAP, we are not the primary beneficiary of the trusts as we do not have a controlling financial interest in the trusts because we do not have power over the trust’s significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC, 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights, cash reserve accounts and deferred fees, all of which are carried on our consolidated balance sheet as retained interests in securitized receivables.

Gain or loss on sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. We generally transfer the receivables to securitization trusts immediately upon the initial funding from the third party purchasing a note collateralized by the receivables. For our retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and discount rates commensurate with the risks involved.

We initially account, as described above, for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or fair value measurement method and we have selected the amortization method to subsequently measure our servicing assets. We assess our servicing assets for impairment at each reporting date. If the amortized cost of our servicing assets is greater than the estimated fair value, we recognize an impairment in net income.

Our other retained interest in securitized assets (other residual assets) are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. We generally do not sell our retained interests. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where we do intend to sell our retained interest or if the fair value of other retained assets is below the current carrying amount and we determine that the decline is Other Than Temporary Impairment, or OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained interests and thus would be considered an OTTI.

Valuation of Financial Instruments

ASC 820, Fair Value Measurements, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. At March 31, 2013 and December 31, 2012, we carried only retained interests in securitized receivables and derivatives at fair value on our balance sheets. We use our judgment and consider factors specific to the financial assets and liabilities measured at fair value in determining the significance of an input to the fair value measurements. The hierarchy is as follows:

•

Level 1—Valuation techniques in which all significant inputs are quoted prices from active markets that are accessible at the measurement date for assets or liabilities that are identical to the assets or liabilities being measured.

•

Level 2—Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level II valuation techniques.

•

Level 3—Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability.

For financial assets and liabilities carried at fair value, we use quoted market prices, when available, to determine the fair value of an asset or liability. If quoted market prices are not available, we consult independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market therefor. If there is such an ongoing event, or if quoted market prices are not available, we will determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

Fair value under U.S. GAAP represents an exit price in the normal course of business, not a forced liquidation price. If we were forced to sell assets in a short period to meet liquidity needs, the prices we receive could be substantially less than their recorded fair values. Furthermore, the analysis of whether it is more likely than not that we will be required to sell securities in an unrealized loss position prior to an expected recovery in value (if any), the amount of such expected required sales, and the projected identification of which securities would be sold is also subject to significant judgment, particularly in times of market illiquidity.

Any changes to the valuation methodology will be reviewed by our investment committee to ensure the changes are appropriate. As markets and products develop and the pricing for certain products becomes more transparent, we will continue to refine our valuation methodologies. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while we anticipate that our valuation methods will be appropriate and consistent with other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. We will use inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

Revenue Recognition

In accordance with our valuation policy, we evaluate accrued income from financing receivables periodically for collectability. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a financing receivable is fully impaired, sold or written off, we will remove it from non-accrual status. The revenue recognition for the major components of revenue is accounted for as described below (see “—Critical Accounting Policies and Use of Estimates—Securitization Transactions” for discussion of gains and losses recognized from the securitization of receivables):

•

Income from Financing Receivables. We record income from financing receivables held on our balance sheet on the accrual basis to the extent amounts are expected to be collected. We expect that income on our financing receivables investments will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective yield method. Premiums and discounts will be amortized or accreted into income over the lives of the financing receivables using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-40, Receivables—Nonrefundable Fees and Other Costs. For financing receivables that are direct finance leases under ASC 840, Leases, we amortize the unearned income to income over the lease term to produce a constant periodic rate of return on the net investment in the lease.

•

Servicing and other residual interests in securitized assets. Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically assessed for impairment. Interest income related to the cash reserve account and deferred fees (collectively referred to as residual assets) is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

•

Other Fee Income. We may periodically provide services, including arranging financing that is held on the balance sheet of other investors and advising various companies with respect to structuring investments. For services that are separately identifiable and evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Retainer fees are amortized over the performance period.

Hedging Instruments and Hedging Activities

We account for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes (and the type of hedge) and if we elect to apply hedge accounting for that instrument. We use derivatives for hedging purposes rather than speculation. We value derivative financial instruments in accordance with ASC 820. See “—Critical Accounting Policies and Use of Estimates—Valuation of Financial Instruments.” At March 31, 2013 and December 31, 2012, no derivatives were designated in hedge accounting relationships.

In the normal course of our business, subject to maintaining our qualification as a REIT, we may use a variety of derivative financial instruments to manage or hedge interest rate risk on our borrowings. These derivative financial instruments must be effective in reducing our interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the derivative instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the effective hedge criteria or for which we do not elect hedge accounting is marked-to-market with the changes in fair value included in net income.

Income Taxes

The Predecessor is taxed as a partnership under the Internal Revenue Code. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Predecessor’s profits and losses are reported on its members’ tax returns. The Predecessor has no uncertain tax positions as of March 31, 2013 and December 31, 2012.

Our financial results are generally not expected to reflect provisions for current or deferred income taxes. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT, and we intend to operate in a manner that will allow us to qualify for taxation as a REIT. As a result of our expected REIT qualification, we do not generally expect to pay U.S. federal income tax, although we will create and utilize taxable subsidiaries that will be required to pay U.S. federal income taxes at regular corporate rates. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

Share-Based Compensation

The Predecessor recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

At the completion of the IPO, we adopted an equity incentive plan that provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and LTIP units and other restricted limited partnership units issued by our operating partnership and other equity-based awards. Equity-based compensation will be recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of ASC 718, Compensation—Stock Compensation.

Results of Operations

We have traditionally financed our business primarily through the use of securitizations, in which we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. As of March 31, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations was $1.4 billion and the outstanding principal balance of the Investment in Financing Receivables held on our balance sheet and financed by nonrecourse debt was approximately $200 million for total managed assets of $1.6 billion.

Investment in Financing Receivables

At March 31, 2013, we held $192.3 million of managed assets on our balance sheet as Investment in Financing Receivables, which consisted of:

	Balance in Millions	Maturity
Fixed-rate Investment in Financing Receivables, interest rates from 2.40% to 5.00% per annum	$70.6	2014 to 2032
Fixed-rate Investment in Financing Receivables, interest rates from 5.01% to 6.50% per annum	48.2	2013 to 2031
Fixed-rate Investment in Financing Receivables, interest rates from 6.51% to 9.62% per annum	73.5	2015 to 2031

Total Investment in Financing Receivables	$192.3

	Three Months ended March 31,
	2013	2012
	(In thousands except for interest rate data)
Income from Financing Receivables	$2,710.8	$2,633.1
Average Monthly Balance of Investment in Financing Receivables	$189,789.9	$185,868.7
Average Interest Rate from Investment in Financing Receivables	5.71%	5.67%
Investment Interest Expense	$2,236.2	$2,140.3
Average Monthly Balance of Nonrecourse Debt	$194,202.2	$190,312.4
Average Interest Rate from Nonrecourse Debt	4.61%	4.50%
Net Interest Margin	$474.5	$492.8
Average Interest Spread	1.10%	1.17%

These financing receivables are collateralized, contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the three months ended March 31, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired at March 31, 2013 and December 31, 2012. Accordingly, management has concluded that no allowance for credit losses was necessary at March 31, 2013 and December 31, 2012.

The following table provides a summary of our anticipated principal repayments to our investment in financing receivables as of March 31, 2013:

Payment due by Period (in thousands)
Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
$ 192,252	$27,951	$106,282	$23,551	$34,468

The following table provides a summary of our anticipated maturity dates of our investment in financing receivables and the weighted average yield for each range of maturities as of March 31, 2013:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Payment due by period (in thousands)	$192,252	$1,027	$69,106	$59,341	$62,778
Weighted average yield by period	5.89%	5.77%	4.11%	7.92%	5.92%

As an outgrowth of the strategy we are pursuing after undertaking the IPO, we expect to hold a significantly larger portion of the loans or other assets we originate on our balance sheet and finance these loans and other assets using our capital as well as on balance sheet financings. As a consequence, we expect over time to see significant increases in both income from finance receivables and investment interest expense. We also expect in comparison to the financial statement periods discussed below to see a much larger portion of our total revenue, net of investment interest expense derived from net investment revenue and other recurring and predictable revenue sources.

As a result of these and other factors and our decision to continue our business as a REIT beginning with our taxable year ending December 31, 2013, we do not believe that our results of operations for the periods set forth below are comparable to our anticipated operating results following completion of the IPO and the formation transactions.

Other Investments

We have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value (in thousands)	Weighted Average Yield
March 31, 2013	$4,436	8.76%
December 31, 2012	$4,639	8.73%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2014 to 2036.

The Predecessor co-developed and financed the construction of the Hudson Ranch Power I renewable energy geothermal project in Imperial Valley, California, a 50 MW geothermal power plant, which commenced operations in 2012. Through December 2012, the Predecessor owned an equity interest in Hudson Ranch through its investment in HA EnergySource, which holds an approximately 40% equity interest in EnergySource, the project development company which indirectly owns Hudson Ranch.

We have determined that the Predecessor’s common equity ownership interest in HA EnergySource was not suitable for our business as a REIT. In December 2012, we completed the distribution of this business to the Predecessor’s previous owners.

The book value of our investment was $0 as of March 31, 2013 and December 31, 2012, respectively.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

Net loss increased by $0.9 million, to $(1.2) million for the three months ended March 31, 2013, compared to $(0.3) million for the same period in 2012. This increase was the result of a decrease in other investment revenue of $1.2 million, a lower loss from equity method investment of $0.3 million, a decrease in compensation and benefits of $0.2 million offset by increased general and administrative costs of $0.2 million.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Income from financing receivables	$2,711	$2,633	$78	3.0%
Investment interest expense	(2,237)	(2,140)	(97)	(4.5)%

Net Investment Revenue	474	493	(19)	(3.9)%

Other Investment Revenue:
Gain on securitization of receivables	—	1,095	(1,095)	(100.0)%
Fee income	281	425	(144)	(33.9)%

Other Investment Revenue	281	1,520	(1,239)	(81.5)%

Total Revenue, net of investment interest expense	755	2,013	(1,258)	(62.5)%

Compensation and benefits	(1,151)	(1,376)	225	16.4%
General and administrative	(690)	(462)	(228)	(49.4)%
Depreciation and amortization of intangibles	(105)	(111)	6	5.4%
Other interest expense	(48)	(76)	28	36.8%
Other Income	1	14	(13)	(92.9)%
Unrealized gain on derivative instruments	19	15	4	26.7%
Loss from equity method investment in affiliate	—	(314)	314	100.0%

Other Expenses, net	(1,974)	(2,310)	336	14.5%

Net Loss	$(1,219)	$(297)	$(922)	(310.4)%

Net Investment Revenue

Net investment revenue was unchanged at $0.5 million in the three months ended March 31, 2013, compared to the same period in 2012. The monthly average balance of investments in financing receivables increased to $189.8 million in the three months ended March 31, 2013 from $185.9 million in the same period in 2012, while the average interest rate earned on these assets increased to 5.71% in three months ended March 31, 2013 from 5.67% million in the same period in 2012, resulting in a $0.1 increase in income from financing receivables to $2.7 million from $2.6 million.

As the projects were match funded, the monthly average nonrecourse debt balance increased in the three months ended March 31, 2013 to $194.2 million compared to $190.3 million in the same period in 2012. Investment interest expense increased to $2.2 million in the three months ended March 31, 2013, compared to $2.1 million in 2012 while the average debt interest rate increased to 4.61% in 2013 from 4.50% in 2012.

As a result of the higher interest rate earned on the investments offset by the higher interest rate on the nonrecourse debt, the net investment revenue spread fell to 1.10% in the three months ended March 31, 2013 from 1.17% in the same period in 2012, and net investment revenue remained unchanged at $0.5 million in the three months ended March 31, 2013 compared to the same period in 2012.

Other Investment Revenue

Gain on securitization of receivables decreased by $1.1 million to $0.0 million for the three months ended March 31, 2013 compared to $1.1 million in the same period in 2012. The decrease was the result of financing receivables not being securitized during the three months ended March 31, 2013 compared to the same period in 2012. Fee income declined by $0.1 million to $0.3 million for the three months ended March 31, 2013 compared to $0.4 million for the three months ended March 31, 2012 as a result of lower advisory fees.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense decreased by $1.2 million to $0.8 million in the three months ended March 31, 2013, compared to $2.0 million in the same period in 2012, primarily as a result of a decrease in other investment revenue of $1.2 million.

Other Expenses, Net

Other expenses, net decreased by $0.3 million to $2.0 million in the three months ended March 31, 2013, compared to $2.3 million in the same period in 2012, primarily as a result of a decrease in the loss from equity method investment in affiliate of approximately $0.3 million to $0.0 million in the three months ended March 31, 2013, compared to $0.3 million in the same period in 2012. This decrease in this loss occurred as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Predecessor’s previous owners.

Net Loss

Net Loss increased by approximately $0.9 million to $(1.2) million in the three months ended March 31, 2013, compared to $(0.3) million in the same period in 2012 due primarily to the decrease in other investment revenue partially offset by a decrease in other expenses, net.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) managed assets and (2) investment income from managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.

Managed Assets and Investment Income from Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we also calculate both our investments and our income on our investments on a non-GAAP “managed” basis, which assumes that securitized loans are not sold, with the effect that the income from securitized loans is included in our income in the same manner as the income from loans that we consolidated on our balance sheet. We believe that our managed basis information is useful to investors because it portrays the results of both on—and off-balance sheet loans that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of loans reported on our consolidated balance sheet and our retained interests in securitized loans. Our non-GAAP managed basis measures may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP investments in financing receivables to our managed assets and our GAAP income from financing receivables to our investment income from managed assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31,	December 31,
	2013	2012
	(In thousands)
Investments in financing receivable	$192,252	$191,399
Assets held in securitization trusts	1,398,005	1,431,635

Managed Assets	$1,590,257	$1,623,034

Income from financing receivables	$2,711	$2,834
Income from assets held in securitization trusts	21,007	20,670

Investment Income from Managed Assets	$23,718	$23,504

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future sustainable infrastructure projects, make distributions to our stockholders and other general business needs. We will use significant cash to finance our sustainable infrastructure projects, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

We expect to use leverage to increase potential returns to our stockholders. We have traditionally financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of March 31, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations and held in non-consolidated trusts was approximately $1.4 billion and the outstanding principal balance of investments in financing receivables held on our balance sheet was approximately $200 million, as shown above in our discussion of non-GAAP measures.

We expect we will continue to use securitizations or other special purpose funding vehicles to finance our business and continue to maintain and potentially expand our relationships with various securitization investors. We also believe we will be able to customize securitized tranches to meet the investment preferences of our investors.

Going forward, we plan to selectively retain a larger portion of the economics in the financings we originate on our balance sheet and broaden our financing sources to include other fixed and floating rate borrowings in the form of bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, in addition to transaction or asset specific funding and match-funded arrangements. On April 3, 2013, we entered into a letter agreement with Bank of America, N.A., to provide us with the $200 million G&I Facility and the $200 million PF Facility. The parties are working to complete the definitive documentation for the transaction. No assurances can be provided as to when or whether we will execute definitive documentation for such facilities or as to the final terms of such facilities.

The decision on how we finance specific assets or groups of assets will largely be driven by capital allocations and portfolio management considerations, as well as prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financing arrangements.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. Historically, we have financed our transactions with U.S. federal government obligors with more than 95% debt. We anticipate reducing our overall leverage on both individual assets classes and our entire portfolio for which we have the primary economic exposure. We expect that we will generally target up to two times leverage, with internal allocations of leverage based on the mix of asset types and obligors. For example, we may deploy higher leverage on debt financings made to U.S. federal and other high quality government obligors and lower leverage on other types of assets and obligors. We believe our target leverage ratios will be significantly lower than our historical leverage. We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates.

While we generally intend to hold our target assets that we do not securitize upon acquisition as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. The timing and impact of future sales of financings, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources.

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future sustainable infrastructure projects, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income without regard to the deduction for dividends paid and excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations. For more information, see “Distributions.”

Sources and Uses of Cash

We had $3.3 million and $8.0 million of cash and cash equivalents as of March 31, 2013 and December 31, 2012, respectively. In addition, we have restricted cash that has historically been required as part of borrowings and is not available for general operating purposes of $55,000 and $55,000 as of March 31, 2013 and December 31, 2012, respectively.

As a result of our expansion strategy and our intention to hold more direct economic interests in our assets in the future and our decision to continue our business as a REIT beginning with our taxable year ending December 31, 2013, we do not believe that our sources and uses of cash for the periods as set forth below are comparable to our anticipated sources and uses of cash following completion of the IPO and the formation transactions.

Cash Generated from Operating Activities

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2013. In addition to the net loss of $1.2 million, there were changes in other assets and liabilities of $3.2 million, primarily resulting from the capitalization of legal, accounting and other direct costs incurred in connection with the IPO. This was offset by non-cash depreciation and amortization of $0.1 million and amortization of servicing assets of $0.1 million.

Net cash used by operating activities was $3.7 million for the three months ended March 31, 2012. In addition to the net loss of $0.3 million, there was payment of $4.0 million of liabilities accrued as of December 31, 2011. This was offset by the non-cash loss from our equity method investment of $0.3 million, non-cash depreciation and amortization of $0.1 million and amortization of servicing assets of $0.2 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $0.6 million for the three months ended March 31, 2013. This included cash of $8.6 million used for new investments in finance receivables held on our balance sheet, offset by $7.8 million of principal collections on financing receivables held on our balance sheet as well as $0.2 million of collections of advances to affiliates.

Net cash used in investing activities was $60.1 million for the three months ended March 31, 2012. This included cash of $67.5 million used for new investments in finance receivables held on our balance sheet and $0.9 million of cash used for investment and advances in non-consolidated affiliates, offset by $7.9 million of principal collections on financing receivables held on our balance sheet and $0.4 million of net proceeds from marketable securities and restricted cash.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2013. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $8.6 million versus repayments on the nonrecourse debt of $8.0 million during the period. In addition, principal repayments on our existing credit facility were $0.5 million.

Net cash provided by financing activities was $58.9 million for the three months ended March 31, 2012. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $67.6 million versus repayments on the nonrecourse debt of $8.0 million during the period. In addition, principal repayments on our existing credit facility were $0.7 million.

Credit Facility

In May 2007, we obtained a recourse term loan credit facility in the amount of $8.6 million. The proceeds of the credit facility were used to help repurchase the member interests of the former members of the Predecessor. In May 2011, we amended this credit facility by borrowing an additional $4.0 million and extending the term by thirteen months. In December 2012, the credit facility was amended to replace the restricted cash requirement with a minimum cash balance of $1.0 million. We owed $3.6 million and $4.2 million under the outstanding credit facility as of March 31, 2013 and December 31, 2012, respectively.

Interest on the amended credit facility was calculated at a floating rate equal to the one-month LIBOR plus 2.75%, and the interest had been fixed at a rate of 4.90% through the purchase of an amortizing interest rate swap. The swap had a notional amount of $3.6 million and $4.2 million as of March 31, 2013 and December 31, 2012, respectively, and a termination date of September 30, 2015. The interest rate swap was not accounted for as a hedge under ASC 815, Derivatives and Hedging. The agreement included certain financial covenants requiring the Predecessor to maintain (i) a fixed charge coverage ratio, defined as the ratio of cash flow for the last four quarters to all contractually scheduled principal and interest payments on all indebtedness over the same period, of no less than 1.25 for any four consecutive fiscal quarters, (ii) a net present value ratio, defined as the credit facility balance divided by the net present value of the income stream, that is no greater than 75% through the four fiscal quarters ending May 31, 2013, no greater than 65% through the four fiscal quarters ending May 31, 2014, no greater than 50% through the four fiscal quarters ending May 31, 2015, and no greater than 25% for the fiscal quarters beginning June 1, 2015, and (iii) a minimum cash or cash equivalents balance of $1.0 million. As of March 31, 2013, our fixed charge coverage ratio was 2.13, our net present value ratio was 48%, and our cash balance was $3.4 million. Amounts due under the credit facility were secured by our general assets. The stated minimum maturities of our credit facility at March 31, 2013 were as follows:

Due in less than one year	$1.59 million
Due in one to 3 years	2.05 million

$3.64 million

In April 2013, we used a portion of the net proceeds of the IPO to fully repay and terminate this facility.

General and Administrative Expenses

In future periods, our general and administrative expenses, including salaries, rent, professional fees and other corporate level activity expenses, will include costs associated with operating as a public company. As of March 31, 2013, we employed 20 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy as a REIT. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space under an operating lease entered into in July 2011. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the July 2011 lease commenced in March 2012. Our previous lease expired December 31, 2011. We also lease space at a satellite office under an operating lease entered into in November 2011. Lease payments under this lease commenced in February 2012.

In December 2012, we undertook the distribution of the common equity interest in HA EnergySource held by the Predecessor, which we determined would not be suitable for inclusion as part of our new REIT strategy, to the previous owners of the Predecessor. Prior to and as part of the transaction, the board of Predecessor approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. The historical book value as of December 31, 2012 attributable to HA EnergySource, taking into account this capital commitment was approximately $3.9 million. We recorded an obligation representing our $3.4 million capital commitment to HA EnergySource as of December 31, 2012 in other accrued expenses. As of March 31, 2013 we have paid approximately $1.6 million of this obligation. In addition, in respect of the distribution of the Predecessor’s equity interest in HA EnergySource, we recorded a dividend as a reduction in equity totaling $3.9 million which represents the $3.4 million capital commitment plus the carrying value of HA EnergySource of $0.5 million. The Predecessor no longer has an equity ownership in HA EnergySource or EnergySource and does not have an obligation to provide additional funding.

The following table provides a summary of our contractual obligations as of March 31, 2013:

	Payment due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-Term Debt Obligations (1)	$196,604	$28,600	$72,799	$35,331	$59,874
Interest on Long-term Debt Obligations (1)	52,137	8,976	13,045	8,339	21,777
Credit facility, due on September 30, 2015 (2)	3,641	1,592	2,049	—	—
Interest on Credit Facility (2)	216	144	72	—	—
Operating Lease Obligations	2,380	262	483	513	1,122

Total	$254,978	$39,574	$88,448	$44,183	$82,773

(1)	The Long-Term Debt Obligations are secured by the Investment in Financing Receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the investment in financing receivables. Interest paid on these obligations was $2.2 million and $2.1 million for the three months ended March 31, 2013 and 2012, respectively.
(2)	In April 2013, we used a portion of the net proceeds of our IPO to repay this credit facility and as a result the payment obligations set forth above regarding this facility have been reduced to zero. Interest paid on this facility was $0.05 million and $0.08 million for the three months ended March 31, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As described under “—Securitization of Receivables,” in note 2 of the Predecessor’s financial statements, we have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $5.9 million as of March 31, 2013 which may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Distributions

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Although not currently anticipated, in the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.

To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic taxable REIT subsidiaries.

If we pay a taxable stock distribution, our stockholders would be sent a form that would allow each stockholder to elect to receive its proportionate share of such distribution in all cash or in all stock, and the distribution will be made in accordance with such elections, provided that if our stockholders’ elections, in the aggregate, would result in the payment of cash in excess of the maximum amount of cash to be distributed, then cash payments to stockholders who elected to receive cash will be prorated, and the excess of each such stockholder’s entitlement in the distribution, less such prorated cash payment, would be paid to such stockholder in shares of our common stock.

To satisfy the requirements to qualify as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our taxable income to holders of our common stock out of assets legally available therefor. Any distributions we make will be at the discretion of our board of directors and will depend upon our earnings and financial condition, any debt covenants, funding or margin requirements under credit facilities, repurchase agreements or other secured and unsecured borrowing agreements, maintenance of our REIT qualification, applicable provisions of the Maryland General Corporation Law and such other factors as our board of directors deems relevant. Our earnings and financial condition will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures.

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although a portion of the distributions may be designated by us as qualified dividend income or capital gain or may constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Book Value Considerations

At March 31, 2013, and at December 31, 2012, we carried only our retained interests in securitized receivables and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $4.4 million of our retained interests and derivative assets that were carried on our balance sheet at fair value as of March 31, 2013, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies, market interest rates and the liquidity of our assets. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock.

Credit Risks

While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We will also be exposed to credit risk in projects we finance that do not depend on funding from the U.S. federal government. We expect to increasingly target such projects as part of our strategy. In the case of various other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations, and in the future, will be subject to interest rate risk for any new floating or inverse floating rate assets and credit facilities. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our financing of sustainable infrastructure projects and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities may be of limited duration and are periodically refinanced at then current market rates. We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile, which allows us to maintain a minimum threshold of recurring principal repayments and capital to redeploy into changing rate environments. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2013 and December 31, 2012, the estimated fair value of our fixed rate nonrecourse debt was $212.3 million and $212.7 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our Predecessor’s credit facility was a variable rate loan and coupled with an interest rate swap and an interest rate cap relating to the credit facility. As of March 31, 2013 and December 31, 2012, the aggregate fair value of our credit facility was $3.6 million and $4.2 million, respectively, equal to the book value of $3.6 million and $4.2 million, respectively. We record our interest rate swap and cap at fair value and the total fair value of the interest rate swap and interest rate cap was a liability of $0.1 million at March 31, 2013 and December 31, 2012. Significant increases in interest rates would result in lower unrealized losses on our interest rate swap and cap while decreases in interest rates would result in higher unrealized losses on our interest rate swap and cap, none of which are expected to be material. The credit facility and swap were fully paid in April 2013 from the proceeds of the IPO.

We record the residual asset portion of our securitization assets at fair value, which was $4.4 million as of March 31, 2013 and $4.6 million as of December 31, 2012. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of March 31, 2013.

Liquidity and Concentration Risk

The assets that will comprise our asset portfolio will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of March 31, 2013, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Going forward, we plan to selectively retain a larger portion of the economics in the financings we originate on our balance sheet. As a consequence, we will be subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects.

Commodity Price Risk

Investments in sustainable infrastructure projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like renewable energy which may be a substitute for natural gas. In addition, certain of our projects reduce the use of the commodity so the impact of the reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects where repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has been only one incidence of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $3.9 billion of transactions we originated since 2000, which represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2013, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The nature of the Company’s operations exposes the Company, its Operating Partnership and its subsidiaries to the risk of claims and litigation in the normal course of their business. Other than routine litigation arising out of the ordinary course of business, the Company is not presently subject to any litigation nor, to the Company’s knowledge, is any litigation threatened against the Company.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” beginning on page 22 of our prospectus dated April 17, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 18, 2013, which is accessible on the SEC’s website at www.sec.gov and which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 23, 2013, in connection with our formation transactions and our IPO, we completed private placements pursuant to which we issued 1,771,777 shares of common stock and 455,961 OP units as consideration to certain entities and individuals, including certain officers of the Company, for their direct and indirect interests in certain entities that were merged with and into us or our subsidiaries in the formation transactions and for the conversion of an existing limited partnership interest. The shares of common stock and OP units were issued in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.

Use of Proceeds from Registered Securities

Our registration statement on Form S-11, as amended (Registration No. 333-186711) (the “Registration Statement”), with respect to the IPO, registered up to $166.7 million of our shares of common stock, par value $0.01 per share, and was declared effective by the SEC on April 17, 2013. We sold a total of 13,333,333 shares of common stock in the IPO for gross proceeds of $166.7 million and $155.4 million after deducting underwriting discounts. The IPO was completed on April 23, 2013. The joint book-running managers of the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Wells Fargo Securities, LLC. Co-managers of the IPO were RBC Capital Markets, LLC and Robert W. Baird & Co. Incorporated.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our shares of common stock; or (iii) our affiliates.

The proceeds to us from the IPO were approximately $155.4 million, after deducting underwriting discounts of approximately $11.3 million. The net proceeds of the IPO were contributed to the Operating Partnership in exchange for 97.2% of the operating partnership units (“OP units “) of Hannon Armstrong Sustainable Infrastructure, L.P. (our “Operating Partnership”). The Company has used approximately $109 million of the net proceeds to make investments since the IPO. This includes approximately $48 million to complete transactions disclosed in the Registration Statement of which $18.5 million was used to retire existing nonrecourse debt. We also used approximately $3.7 million to repay its credit facility and interest rate swap. The Company holds the remaining net proceeds from the IPO as cash to be used for making additional investments in financing receivables, working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with its intention to qualify as a REIT.

On May 17, 2013, the underwriters exercised their option to purchase an additional 818,356 shares of common stock for additional net proceeds after deducting underwriting discounts of $9.5 million. We expect to use these net proceeds to acquire our target assets and for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Form of Articles of Amendment and Restatement.(1)

3.2	Form of Bylaws.(2)

3.3	Form of Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure Partnership, L.P. (3)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(5)

101.SCH	XBRL Taxonomy Extension Schema(5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(5)

101.LAB	XBRL Taxonomy Extension Label Linkbase(5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(5)

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(2)	Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(3)	Incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(4)	Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(5)	To be Incorporated in a future Amended Filing within 30 days.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 23, 2013	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 23, 2013	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)