Form 10-Q/A
period 2013-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2013-06-21
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Hannon Armstrong Sustainable Infrastructure Capital, Inc., for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 23, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2)(ii) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included in the Form 10-Q, as allowed by the 30-day grace period for the first time the registrant submits such files.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1*	Form of Articles of Amendment and Restatement.

3.2*	Form of Bylaws.

3.3*	Form of Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure Partnership, L.P.

4.1*	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with or incorporated by reference in Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Form 10-Q filed on May 23, 2013.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: June 21, 2013	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: June 21, 2013	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

3.1*	Form of Articles of Amendment and Restatement.

3.2*	Form of Bylaws.

3.3*	Form of Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure Partnership, L.P.

4.1*	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished with or incorporated by reference in Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Form 10-Q filed on May 23, 2013.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section