Form 10-Q
period 2013-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2013-08-09
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1347456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Towne Centre Blvd, Suite 370 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip code)

(410) 571-9860

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,795,118 shares of common stock, par value $0.01 per share, outstanding as of August 8, 2013.

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI” or the “Company”) is a self-advised and self-administered specialty finance company that provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Company was incorporated in the state of Maryland on November 7, 2012 and intends to elect and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2013. The Company completed its initial public offering of its shares of common stock (the “IPO”) on April 23, 2013. Concurrently, Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, became a subsidiary of the Company.

To the extent any of the financial data included in this quarterly report is as of a date or from a period prior to April 23, 2013, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the IPO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 and DECEMBER 31, 2012

(UNAUDITED)

	June 30, 2013	December 31, 2012
Assets
Investment in financing receivables	$297,319,365	$191,398,717
Other investments	37,020,780	—
Securitization assets	5,779,430	6,230,948
Cash and cash equivalents	14,808,786	8,024,271
Restricted cash	29,223,045	55,000
Intangible assets, net	1,807,104	1,970,313
Goodwill	3,798,411	3,798,411
Other assets	1,538,441	1,307,910

Total Assets	$391,295,362	$212,785,570

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$3,783,819	$6,812,575
Credit facility	—	4,169,818
Deferred funding obligations	28,077,827	—
Nonrecourse debt	194,136,167	195,952,169
Deferred tax liability	2,050,000	—

Total Liabilities	228,047,813	206,934,562

Equity:
Series A participating preferred units	—	—
Class A common units	—	68,400
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 15,795,118 shares issued and outstanding	157,951	—
Additional paid in capital	159,835,353	—
Retained earnings (deficit)	(1,441,464)	5,510,466
Accumulated other comprehensive income	185,199	272,142
Non-controlling interest	4,510,510	—

Total Equity	163,247,549	5,851,008

Total Liabilities and Equity	$391,295,362	$212,785,570

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Investment Revenue:
Investment interest income	$3,401,085	$2,937,585	$6,111,909	$5,570,711
Investment interest expense	(2,069,022)	(2,452,853)	(4,305,311)	(4,593,173)

Net Investment Revenue	1,332,063	484,732	1,806,598	977,538
Other Investment Revenue:
Gain on securitization of receivables	884,500	535,814	884,500	1,630,871
Fee income	647,778	520,864	928,642	945,693

Other Investment Revenue	1,532,278	1,056,678	1,813,142	2,576,564

Total Revenue, net of investment interest expense	2,864,341	1,541,410	3,619,740	3,554,102

Compensation and benefits	(7,291,512)	(1,116,266)	(8,443,306)	(2,492,645)
General and administrative	(1,237,407)	(907,310)	(1,927,096)	(1,368,791)
Depreciation and amortization of intangibles	(111,354)	(108,329)	(215,989)	(219,737)
Other interest expense	(6,858)	(67,802)	(55,494)	(143,223)
Other income	12,901	13,824	14,448	27,981
Unrealized (loss) gain on derivative instruments	(4,177)	15,170	14,808	29,965
Loss from equity method investment in affiliate	—	(1,607,689)	—	(1,921,412)

Other Expenses, net	(8,638,407)	(3,778,402)	(10,612,629)	(6,087,862)

Net Loss before income tax expense	(5,774,066)	(2,236,992)	(6,992,889)	(2,533,760)
Income tax expense	—	—	—	—

Net Loss	$(5,774,066)	$(2,236,992)	$(6,992,889)	$(2,533,760)

Net loss attributable to non-controlling interest holders	(802,423)		(2,021,246)

Net loss attributable to controlling shareholders	$(4,971,643)		$(4,971,643)

Basic earnings per share	$(0.32)		$(0.32)

Diluted earnings per share	$(0.32)		$(0.32)

Weighted average shares outstanding—basic	15,439,311		15,439,311
Weighted average shares outstanding—diluted	15,439,311		15,439,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(5,774,066)	$(2,236,992)	$(6,992,889)	$(2,533,760)
Unrealized gain (loss) on residual assets	126,569	190,321	(81,681)	42,835

Comprehensive Loss	$(5,647,497)	$(2,046,671)	$(7,074,570)	$(2,490,925)
Less: Comprehensive Loss attributable to non-controlling interests	(767,474)		(2,194,547)

Comprehensive Loss attributable to controlling shareholders	$(4,880,023)		$(4,880,023)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(6,992,889)	$(2,533,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed loss from equity method investment in affiliate	—	1,921,412
Unrealized gain on derivative instrument	(14,808)	(29,965)
Depreciation and amortization of intangibles	215,989	219,737
Equity-based compensation	6,178,956	7,200
Amortization of deferred financing fees	—	—
Noncash gain on securitizations	(9,976)	(37,016)
Amortization of servicing assets	255,252	222,847
Change in securitization residual assets	124,561	275,081
Changes in other assets and liabilities:
Accounts payable and accrued expenses	(2,925,608)	(4,921,931)
Other	(649,584)	85,344

Net cash used in operating activities	(3,818,107)	(4,791,051)

Cash flows from investing activities
Investment in financing receivables	(89,789,899)	(83,279,776)
Principal collections from financing receivables	11,947,078	16,589,402
Purchases of other investments	(37,020,780)
Principal collections from other investments	—	—
Purchase of property and equipment	—	(64,635)
Investment in equity method affiliate	—	(876,034)
Advances to affiliates	277,933	(290,261)
Proceeds from marketable securities	—	507,316
Purchase of marketable securities	—	(254,068)
Change in restricted cash	(29,168,045)	195,815

Net cash used in investing activities	(143,753,713)	(67,472,241)

Cash flows from financing activities
Net proceeds from issuance of equity	160,342,155	—
Proceeds from nonrecourse debt	29,122,358	83,542,321
Principal payments on nonrecourse debt	(30,938,360)	(16,910,643)
Principal payments on credit facility	(4,169,818)	(1,297,261)

Net cash provided by financing activities	154,356,335	65,334,417

Increase (decrease) in cash and cash equivalents	6,784,515	(6,928,875)
Cash and cash equivalents at beginning of period	8,024,271	7,644,162

Cash and cash equivalents at end of period	$14,808,786	$715,287

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2013

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI” or the “Company”) is a specialty finance company that provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources.

On April 23, 2013, the Company completed its initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to the Company from the IPO were approximately $160.3 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.6 million, which amount includes net proceeds of approximately $9.5 million received by the Company upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

Concurrently with the IPO, the Company completed a series of transactions, which are referred to as the formation transactions, that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming an indirect subsidiary of HASI.

The significant elements of the formation transactions included:

•

the exchange by the existing owners of the Predecessor, directly or indirectly by merger or equity contribution, of their equity interests in the entities that owned the Predecessor for cash or shares of the Company’s common stock or units of limited partner interest (“OP units”) in the Company’s operating partnership and controlled subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P. (the “Operating Partnership”); and

•	the repayment of a credit facility and the related swap discussed in Note 7.

To the extent any of the financial data included in this quarterly report is as of or from a period prior to April 23, 2013, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO, including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the IPO and formation transactions.

The Company’s and its subsidiaries’ principal business is providing or arranging financing of sustainable infrastructure projects. The Company and its subsidiaries finance their business through the use of the Company’s own capital and debt, the securitization of the receivables and through the use of nonrecourse debt. The Company also generates fee income for arranging financings that are held directly on the balance sheet of other investors, by providing broker/dealer or other financing related services to sustainable infrastructure project developers and by servicing the Company’s managed assets. Some of the Company’s subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long-term contracts.

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

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including Hannon Armstrong Sustainable Infrastructure, LP, the operating partnership (the “Operating Partnership”) which was formed to acquire and directly or indirectly own the Company’s assets. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment in Financing Receivables

Investment in financing receivables includes financing sustainable infrastructure project loans, receivables and direct finance leases. The Company accounts for leases as direct finance leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

The investment in financing receivables represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method.

Other Investments

Other investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. The Company intends to hold these securities to maturity and thus records them on the balance sheet using an amortized cost basis.

Securitization of Receivables

During the six months ended June 30, 2013 and 2012, the Company transferred receivables in multiple securitization transactions. The Company has established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. The Company determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. The Company typically serves as primary or master servicer of these trusts; however, as the servicer, the Company does not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under GAAP, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have power over the trust’s significant activities. Therefore, the Company does not consolidate these trusts in the condensed consolidated financial statements.

The Company accounts for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and the Company has surrendered control over the transferred receivables. When the Company sells receivables in securitizations, it generally retains interests in the form of servicing rights and residual interest, which are carried on the condensed consolidated balance sheets as retained interests in securitized receivables.

Gain or loss on sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. The Company generally transfers the receivables to securitization trusts immediately upon the initial funding from the third party purchasing a beneficial interest in the trust. For retained interests, the Company generally estimates fair value based on the present value of future expected cash flows using its best estimates of the key assumptions of anticipated losses, prepayment rates, and discount rates commensurate with the risks involved.

As described above, the Company initially accounts for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or the fair value measurement method and the Company has selected the amortization method to subsequently measure its servicing assets. The Company assesses servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, the Company recognizes an impairment in net income.

The Company’s other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. The Company generally does not sell its residual interests. If the Company makes an assessment that (i) it does not intend to sell the security or (ii) it is not likely the Company will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where the Company does intend to sell its residual interest or if the fair value of other retained assets is below the current carrying amount and the Company determines that the decline is other than temporary (“OTTI”), any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained interests and thus would be considered OTTI.

Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at June 30, 2013 and 2012) assessed for impairment.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, the Company calculates a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2013 and December 31, 2012 include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price.

Income Taxes

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with its taxable year ending December 31, 2013. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders. The Company intends to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. No provision for federal or state income tax was recorded for the three and six-month period ended June 30, 2013 as the REIT intends to distribute 100% of its taxable income and the TRS has a full valuation allowance against its operating loss.

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company established deferred tax liabilities related to book and tax differences of certain assets contributed to the TRS in connection with the formation of the REIT.

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Company’s profits and losses are reported on the Predecessor’s members’ tax returns. The Company has no uncertain tax positions as of June 30, 2013 and December 31, 2012.

Share Based Compensation

From time to time, the Company may award non-vested restricted shares as compensation to members of its senior management team, its independent directors, advisors, consultants and other personnel under an equity incentive plan as further described in Note 10. The shares issued vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Earnings Per Share

The Company computes earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling shareholders by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested restricted shares (“participating securities” as defined in Note 11). Diluted earnings per share is calculated by dividing net income attributable to controlling shareholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as restricted stock units or shares that would be issued in the event of redemption of OP units. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Segment Reporting

The Company provides and arranges debt and equity financing for sustainable infrastructure projects and reports all of its activity as one business segment.

Recent Accounting Pronouncement

Accounting Standards Update No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which was adopted in the first quarter of 2013, amends existing guidance by requiring disclosure of changes in the components of accumulated other comprehensive income for the current period and additional information about items reclassified out of accumulated other comprehensive income. The adoption of ASU No. 2013-02 did not have a material effect on the current interim financial statements.

3. Fair Value Measurements

The levels of inputs used to determine fair value of the Company’s financial assets and liabilities investments are characterized in accordance with the fair value hierarchy established by ASC 820 Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. The Company uses its judgment and considers factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. At June 30, 2013 and December 31, 2012, only the Company’s residual interests in securitized receivables and derivatives are carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

As of June 30, 2013 and December 31, 2012, the aggregate fair value of financing receivables was $309.5 million and $207.7 million, with a book value of $297.3 million and $191.4 million, respectively. As of June 30, 2013 and December 31, 2012, the aggregate fair value of other investments was $37.0 million and $0 million, with a book value of $37.0 million and $0 million, respectively. The fair values of financing receivables and other investments are measured using a discounted cash flow model and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of the Company’s investment in financing receivables and other investments are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At June 30, 2013 and December 31, 2012, the Company had residual assets in the condensed consolidated balance sheets relating to its retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s residual assets are published U.S government interest rates, estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of our underlying assets, potential default and prepayment rates, and the lower risk, we have used discount rates of 8% to 10% to determine the fair market value of our underlying assets. Significant increases in U.S. Treasury rates or default and prepayment rates in isolation would result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for residual assets:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance, beginning of period	$4,436,199	$4,647,044	$4,638,579	$4,870,715
Accretion	118,983	76,418	246,258	225,074
Additions	9,975	28,837	9,975	28,837
Collections	(249,413)	(275,314)	(370,818)	(500,155)
Unrealized gain (loss) on residual assets	126,569	190,321	(81,681)	42,835

Balance, end of period	$4,442,313	$4,667,306	$4,442,313	$4,667,306

At June 30, 2013 and December 31, 2012, the aggregate fair value of nonrecourse debt was $204.5 million and $212.7 million, with a carrying value of $194.1 million and $196.0 million, respectively. The fair values of nonrecourse debt are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Company’s nonrecourse debt are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At June 30, 2013 and December 31, 2012, the aggregate fair value of the Company’s credit facility was $0 million and $4.2 million, with a carrying value of $0 million and $4.2 million, respectively. The fair values of the credit facility are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Company’s credit facility are discount rates. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates in isolation would result in a significantly higher fair value.

The Company’s financial instruments include cash equivalents that are carried at amounts that approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. At June 30, 2013 and December 31, 2012, the Company had cash deposits held in U.S. banks of $44,031,831 and $8,079,271, respectively. Included in these balances are $42,700,130 and $6,609,045 in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables, direct financing leases and other investments consists of primarily U.S. government-backed receivables, investment grade state and local governments receivables and receivables from various sustainable infrastructure projects and do not in the Company’s view represent a significant concentration of credit risk.

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

The Company consolidates its Operating Partnership. Interests in the Operating Partnership that are owned by other limited partners are included in non-controlling interest on the balance sheet. As of June 30, 2013, the Operating Partnership had 16,992,256 OP units outstanding, of which 97.3% were owned by the Company and 2.7% were owned by other limited partners. The outstanding OP units held by outside limited partners are redeemable for cash, or at the option of the Company, for a like number of shares of common stock of the Company.

The following is an analysis of the non controlling interest from the April 23, 2013, the date of the IPO to June 30, 2013:

	Controlling Interest	Non Controlling Interest	Total

Equity immediately after IPO	$168,266,239	$—	$168,266,239
Establishment of Non-controlling interest during formation transaction	(4,649,176)	4,649,176	—
Loss attributable to Non Controlling Interest from April 23, 2013 to June 30, 2013	(4,971,644)	(141,269)	(5,112,913)
Change in Accumulated Other Comprehensive Income attributable to Non Controlling Interest from April 23, 2013 to June 30, 2013	91,620	2,603	94,223

Total Equity—June 30, 2013	$158,737,039	$4,510,510	$163,247,549

Allocation of Profit and Loss and Cash Distributions prior to April 23, 2013

The member interests of the Predecessor were represented by Series A Participating Preferred Units (“Preferred Units”) and Class A Common Units (“Common Units”). On October 10, 2012, the Company made a return of capital to the Preferred Units holders and paid all outstanding accrued distributions which reduced the Preferred Units’ capital and unpaid annual yield to zero. Prior to the IPO, the Preferred Units remained outstanding without a mandatory dividend and were pari passu with the Common Units for future distributions. For the period prior to April 23, 2013 and as of December 31, 2012, all profits, losses and cash distributions were allocated based on the percentages as follows:

	Prior to April 23, 2013	December 31, 2012
MissionPoint HA Parallel Fund, L.P.	70%	70%
Jeffrey W. Eckel, Chief Executive Officer	18%	18%
Other management and employees of the Predecessor	12%	12%

Upon the completion of the IPO, the Preferred Units and Common Units were exchanged for shares of the Company’s common stock or OP units in the operating partnership, or for certain unit holders, were redeemed for cash.

5. Securitization of Receivables

During the three and six months ended June 30, 2013 and 2012, the Company sold financing receivables in securitization transactions, recognizing gains of $884,500 and $884,500 for the three and six months ended June 30, 2013, respectively, as compared to $535,814 and $1,630,871 for the three and six months ended June 30, 2012, respectively. In connection with securitization transactions, the Company retained servicing responsibilities and residual interests. In certain instances, the Company receives annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s residual interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

As of June 30, 2013 and December 31, 2012, the fair values of retained interests, discount rates used in valuing those interests and the sensitivity to an increase in the discount rates of 5% and 10% were as follows:

	June 30, 2013
	Servicing	Residual Assets
Amortized cost basis	$1,337,117	$4,251,852
Fair value	$1,485,445	$4,442,313
Weighted-average life in years	8	6 to 17
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$285,484	$1,185,242
10% change in discount rate	$468,542	$1,840,198

	December 31, 2012
	Servicing	Residual Assets
Amortized cost basis	$1,592,369	$4,366,437
Fair value	$1,690,269	$4,638,579
Weighted-average life in years	8	6 to 17
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$306,920	$1,220,186
10% change in discount rate	$505,293	$1,883,844

In computing gains and losses on securitizations recorded during the three and six months ended June 30, 2013 and 2012, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, the Company does not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between the Company and the securitization trusts for the six months ended June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Purchase of receivables securitized	$38,359,817	$90,291,828
Proceeds from securitizations	$39,244,317	$91,922,699
Servicing fees received	$392,735	$417,803
Cash received from residual assets	$370,818	$500,155

As of June 30, 2013 and December 31, 2012, the Company’s managed receivables totaled $1,757,392,453 and $1,623,034,217, of which $1,423,052,308 and $1,431,635,500 were securitized, respectively. There were no credit losses during the three and six months ended June 30, 2013 and 2012, and no material delinquencies as of June 30, 2013 and December 31, 2012.

6. Investment in Financing Receivables and Other Investments

Investment in Financing Receivables

The components of investment in financing receivables as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
Investment in Financing Receivables
Financing or minimum lease payments	$389,078,773	$248,126,575
Unearned interest income	(87,994,182)	(52,174,405)
Unearned fee income, net of initial direct costs	(3,765,226)	(4,553,453)

Investment in Financing Receivables	$297,319,365	$191,398,717

These financing receivables and other investments are typically collateralized contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the three and six months ended June 30, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired as of June 30, 2013 and December 31, 2012. There was no allowance for credit losses as of June 30, 2013 and December 31, 2012.

The Company has a deferred funding obligation of $28,077,827 related to its investment in financing receivables and the cash amount needed to fund this obligation is included in restricted cash. On May 9, 2013, the Company provided a loan to a wholly-owned subsidiary of EnergySource LLC in the amount of $24 million, which has a coupon rate of 15.22% and matures in May, 2018 (the “EnergySource Loan”). The outstanding balance on the EnergySource Loan was $24.3 million as of June 30, 2013 and the interest paid on the loan for the three months ended June 30, 2013 was $222,247. Certain of the Company’s executive officers and directors have an indirect minority equity interest in EnergySource following the distribution of the ownership interest as described in note 12. The EnergySource Loan was approved by the Company’s independent directors.

Other Investments

Other Investments consist of a debt security that is classified as held to maturity and thus recorded at its amortized cost basis as of June 30, 2013. The debt security matures in 2035. The obligor under the debt security is an entity whose ultimate parent is Berkshire Hathaway Inc. The debt security has an investment grade rating from three rating agencies. There were no other investments as of December 31, 2012.

7. Credit Facilities

In July 2013, the Company entered into a $350.0 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by the Company, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings entered into by the Company, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. The Company, together with certain of its subsidiaries, have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (i) a Continuing Guaranty dated July 19, 2013, and (ii) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to LIBOR plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%.

Any financing of the Company proposed to be included in the borrowing base as collateral under the Loan Agreements will be subject to the approval of the administrative agent in its sole discretion. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. Federal Government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings determines the borrowing capacity, subject to the overall facility limits described above.

The Company incurred approximately $8.1 million of costs associated with the Loan Agreements that will be capitalized and will be amortized over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

Each Loan Agreement contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Loan Agreements contain various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases.

Each Loan Agreement also includes customary events of default, including for the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the Loan Agreements, acceleration of amounts due under both Loan Agreements, and accrual of default interest at a rate of LIBOR plus 2.50% in the case of the G&I Loan Agreement and at a rate of LIBOR plus 5.00% in the case of the PF Loan Agreement.

The Loan Agreements require the Company to maintain the following covenants:

Covenant	Covenant Threshold	As of June 30, 2013
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%	N/A
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0	N/A
Non – Recourse Debt to Equity Ratio of less than:	4 to 1	N/A

As the Loan Agreements were not in place as of June 30, 2013, the covenants were not applicable to the Company.

The Company repaid its Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging. The swap was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of December 31, 2012. For the three and six months ended June 30, 2013, the Company recorded a (loss) gain from derivative instruments of $(4,177) and $14,808, respectively, as compared to $15,170 and $29,965 for the three and six months ended June 30, 2012, respectively.

8. Nonrecourse Debt

Certain of the Company’s financing receivables have been financed using nonrecourse debt. When nonrecourse debt is used, the financings are typically collateralized by a security interest in the financing receivables or leased equipment and at no time is the Company liable for nonpayment by the obligor of the financing receivable. An analysis of nonrecourse debt by interest rate as of June 30, 2013 and December 31, 2012 is as follows:

June 30, 2013	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$90,294,273	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	78,158,522	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	25,683,372	2015 to 2031

Total nonrecourse debt	$194,136,167

December 31, 2012	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$82,753,303	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	85,300,600	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	27,898,266	2013 to 2031

Total nonrecourse debt	$195,952,169

Amounts due under nonrecourse notes are secured by Investments in financing receivables with a carrying value of $190.3 million and there is no recourse to the general assets of the Company. Debt service, in a majority of cases, is equal to or less than the lease or financing receivables from the equipment user. Approximately $18.5 million of nonrecourse debt was repaid in April 2013 from the proceeds of the IPO.

9. Commitments and Contingencies

Litigation

The Company is not currently subject to any legal proceedings that are likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10. Equity Incentive Plan

The Company may issue equity-based awards to members of its senior management team, its independent directors, advisers, consultants and other personnel under the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, long term incentive plan (“LTIP”) units and other restricted limited partnership units issued by the Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into shares of common stock).

Reallocation of the Predecessor’s Membership Units

Concurrently with the IPO, the existing owners of the Predecessor reallocated and distributed a portion of their equity ownership to the employees of the Predecessor. Under this reallocation, employees received 202,826 shares of common stock, 128,348 restricted stock units and 135,938 OP units. This reallocation is accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation, with equity award valuations based on the IPO price of $12.50 per share. As the shares of common stock, restricted stock units and OP units were immediately vested, the Company recorded a compensation expense of $5.8 million on April 23, 2013. No tax benefits have been recorded related to this reallocation.

Awards of Shares of Restricted Common Stock

From time to time, the Company may award non-vested shares of restricted common stock under the 2013 Plan, as compensation to members of its senior management team, its independent directors, advisers, consultants and other personnel. The Board of Directors determines the vesting period for such shares at the date of grant. For shares issued, the Company recognizes compensation expense for non-vested shares of restricted common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%.

On April 23, 2013, the Company granted 606,415 shares of restricted common stock at a grant-date fair value of $12.50 per share, which vest in equal annual installments over a four year period, on each anniversary following the completion of the IPO. For the period April 23, 2013 through June 30, 2013, the Company recorded $340,056 of equity-based compensation expense associated with these awards. The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $6.9 million, which is expected to be recognized over a weighted-average term of approximately two years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the six months ended June 30, 2013 was zero. There were no forfeitures for the three and six months ended June 30, 2013.

A summary of the non-vested shares of restricted common stock as of June 30, 2013 is as follows:

	Restricted Shares of Common Stock	Value
Beginning Balance—April 23, 2013	—	$—
Granted	606,415	$7,580,188
Vested	—	$—
Forfeited	—	$—

Ending Balance—June 30, 2013	606,415	$7,580,188

11. Earnings per Share of Common Stock

The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. Any shares of common stock which, if included in the diluted earnings per share calculation, would have an anti-dilutive effect, have been excluded from the diluted earnings per share calculation. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Accordingly, distributed and undistributed earnings attributable to unvested shares of restricted common stock (participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations. Net income or loss figures are presented net of non-controlling interests in the earnings per share calculations. The weighted average number of OP units held by the non-controlling interest was 459,586 for both the three and six months ended June 30, 2013.

For the three and six months ended June 30, 2013, diluted weighted average shares of common stock do not include the impact of unvested compensation-related shares of common stock because the effect of these items on diluted earnings per share would be anti-dilutive. For the three and six months ended June 30, 2013, there were 734,763 anti-dilutive compensation-related shares outstanding.

The computation from the IPO date of April 23, 2013, of basic and diluted earnings per share of common stock is as follows:

Numerator:	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Net loss attributable to common stockholders	$(4,971,643)	$(4,971,643)
Less: Dividends paid on unvested shares of restricted common stock	—	—
Undistributed earnings attributable to unvested restricted common stock	—	—

Net loss attributable to common stockholders	$(4,971,643)	$(4,971,643)

Denominator:	For the three months ended June 30, 2013	For the six months ended June 30, 2013
Weighted-average number of shares of common stock—basic	15,439,311	15,439,311
Unvested shares of restricted common stock (1)	—	—

Weighted-average number of shares of common stock—diluted	15,439,311	15,439,311

Loss per share attributable to common stockholders—basic and diluted	$(0.32)	$(0.32)

(1)	Anti-dilutive for all periods presented

Unvested shares of restricted common stock are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2013, no earnings representing nonforfeitable dividends were allocated to the unvested restricted shares issued, because the Company had a net loss for periods from the IPO date to June 30, 2013.

12. Equity Method Investment in Affiliate

In December 2012, the Company’s Board of Directors approved the distribution of its entire equity interest in HA EnergySource which owns a minority interest in EnergySource LLC to the Predecessor’s shareholders effective December 31, 2012. Prior to and as part of the transaction, the Board approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. Such amount was included in accounts payable and accrued expenses at December 31, 2012 and was fully paid at June 30, 2013. Prior to December 2012, the Predecessor accounted for its investment using the equity method of accounting. After December 2012, the Company no longer has an equity ownership in HA EnergySource or EnergySource.

The following is a summary of the financial position of EnergySource as of December 31, 2012, accounted for using the equity method:

December 31, 2012
(Unaudited, in millions)
Total assets	$10.0

Members’ capital	$(5.1)

The Company has provided investment banking and management services to EnergySource. For the three and six months ended June 30, 2013, the Company recorded income of $457,575 and $487,575, respectively, as compared to $280,000 and $310,000, for the three and six months ended June 30, 2012, respectively. Amounts due from EnergySource for services rendered and expenses paid on its behalf totaled $32,034 and $15,517 as of June 30, 2013 and December 31, 2012, respectively, and are shown in Other Assets in the condensed consolidated balance sheets.

13. Subsequent Events

In July 2013, the Company entered into a $350.0 million senior secured revolving credit facility through the Borrowers. For a description of the terms of the credit facility, see Note 7.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, we refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc. and its consolidated subsidiaries, including Hannon Armstrong Capital, LLC (our “Predecessor”), as “we,” “us,” “Company,” or “our,” unless we specifically state otherwise or the context indicates otherwise. When used in the historical context (i.e., prior to April 23, 2013), these terms are intended to mean the business and operations of the Predecessor.

When used in this discussion and elsewhere in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may,” or similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•

actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets, and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a REIT for U.S. federal income tax purposes

•	our ability to maintain our exception from registration under the 1940 Act;

•	availability of opportunities to originate energy efficiency, renewable energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

Our Business

We are a specialty finance company that provides debt and equity financing for sustainable infrastructure projects. We focus on profitable sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We began our business more than 30 years ago, and since 2000, using our direct origination platform, we have provided or arranged over $4.0 billion of financing in more than 450 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

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

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As a result of our highly selective approach to project targeting, the credit performance of our originated assets has been excellent. Since 2000, there has been only one incidence of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $4.0 billion of transactions we originated during that time. This transaction, in an asset class in which we no longer participate, represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period.

On April 23, 2013, the Company completed its initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to the Company from the IPO were approximately $160.3 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.6 million, which amount includes net proceeds of approximately $9.5 million received by the Company upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013. Our strategy in undertaking the IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate, while delivering attractive risk-adjusted returns to our stockholders.

As part of our strategy in undertaking the IPO, we expect to hold a significantly larger portion of the loans or other assets we originate on our balance sheet and we intend to finance these loans and other assets using our own capital as well as on balance sheet financings. Thus, we expect over time to see significant increases in both income from financing receivables and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We expect to pay lower interest rates due to an expected reduction in our per transaction leverage percentage, which historically was in excess of 95% on a typical transaction, increased access to new capital sources and shortening the term of our borrowings. We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources.

Prior to the IPO, we financed our business primarily through the use of securitizations, including the Hannon Armstrong Multi-Asset Infrastructure Trust, or Hannie Mae. In these transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance has remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. Historically, we have arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are typically associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we receive economics in the form of gain on sale income, which arises from the difference between the financing rate quoted to our customers and the interest rate required by the investors in our securitizations. This income is reflected in our statement of operations as gain on securitization of receivables. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We expect to continue to use our traditional securitizations in the future and believe the IPO will also create new opportunities for securitizations.

In some cases, certain of our transactions are accounted for as financings and the assets together with the corresponding nonrecourse debt are carried on our balance sheet. In these transactions, we generate investment interest income and incur interest expense. We may periodically provide services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

As of June 30, 2013, of the approximately $1.75 billion of the outstanding financings we own or manage (which we collectively refer to as our managed assets), approximately $1.42 billion was not carried on our balance sheet and was held in non-consolidated securitization trusts and approximately $334 million were held on our balance sheet. Approximately 56% of this portfolio was financings for energy efficiency projects, approximately 34% was financings for clean energy projects such as solar, biomass or other renewable resources as well as combined heat and power, while the remaining 10% of this portfolio was financings for other sustainable infrastructure projects such as water or communication projects. Our managed assets have an average remaining balance of approximately $7.5 million, a weighted average remaining life of approximately 13.0 years and are typically secured by the installed improvements that are the subject of the financing. As of June 30, 2013, our managed portfolio consisted of fixed rate loans, direct financing leases or debt securities with approximately 94% of the portfolio consisting of U.S. federal government obligations.

From April 23, 2013, the date of our IPO, through June 30, 2013, we completed $204 million of transactions, of which $146 million are held on our balance sheet, $39 million were securitized and $19 million represented the repayment of existing notes. Approximately 37% of these transactions financed energy efficiency projects; approximately 44% financed clean energy projects such as solar, biomass or other renewable resources as well as combined heat and power, while the remaining 19% financed other sustainable infrastructure projects such as water and communication projects. The transactions for which we are receiving economic value on our balance sheet have an average transaction size of approximately $20.6 million, a weighted average life of approximately 9.5 years and are typically secured by the installed improvements that are the subject of the financing.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investment, as well as research on the market and sponsor investment. Our pipeline consists of projects where we will be the lead financier and does not include projects we participate in that are originated by other institutional investors or intermediaries. As of June 30, our pipeline consisted of more than $2.0 billion in new financing opportunities. There can, however, be no assurance that transactions in our pipeline will be completed.

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

Investment in Financing Receivables

Investment in financing receivables includes financing sustainable infrastructure project loans, receivables and direct finance leases. The Company accounts for leases as direct finance leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

The investment in financing receivables represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method.

Other Investments

Other investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. The Company intends to hold these securities to maturity and thus records them on the balance sheet using an amortized cost basis.

Securitization Transactions

We have established, and may establish in the future, various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We have determined that the trusts used in our securitizations are variable interest entities as defined in ASC, 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on our analysis of the structure of the trusts, under U.S. GAAP, we are not the primary beneficiary of the trusts as we do not have a controlling financial interest in the trusts because we do not have power over the trust’s significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

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

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. We generally do not sell our retained interests. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where we do intend to sell our retained interest or if the fair value of other retained assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained interests and thus would be considered an OTTI.

Valuation of Financial Instruments

ASC 820 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. At June 30, 2013 and December 31, 2012, we carried only retained interests in securitized receivables and derivatives at fair value on our balance sheets. We use our judgment and consider factors specific to the financial assets and liabilities measured at fair value in determining the significance of an input to the fair value measurements. The hierarchy is as follows:

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

•

Income from Financing Receivables and Other Investments. We record income from financing receivables and other investments held on our balance sheet on the accrual basis to the extent amounts are expected to be collected. We expect that income on our financing receivables investments and other investments that are debt securities will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective yield method. Premiums and discounts will be amortized or accreted into income over the lives of the financing receivables using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-40, Receivables—Nonrefundable Fees and Other Costs. For financing receivables that are direct finance leases under ASC 840, Leases, we amortize the unearned income to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. Other investments consist of debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We evaluate the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each statement of financial position date. We have classified all of our debt securities as held-to-maturity as we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment interest income. Interest on securities classified as held-to-maturity is included in investment interest income.

•

Servicing and other residual interests in securitized assets. Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically assessed for impairment. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

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

Hedging Instruments and Hedging Activities

We account for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes (and the type of hedge) and if we elect to apply hedge accounting for that instrument. We use derivatives for hedging purposes rather than speculation. We value derivative financial instruments in accordance with ASC 820. See “—Critical Accounting Policies and Use of Estimates—Valuation of Financial Instruments.” At June 30, 2013 and December 31, 2012, no derivatives were designated in hedge accounting relationships.

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

Income Taxes

We intend to elect and qualify to be taxed as a real estate investment trust under Section 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2013. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its net taxable income, excluding net capital gains, to its shareholders. We intend to meet the requirements for qualification as a REIT and to maintain such qualification for taxation as a REIT. As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its shareholders. However, the Company’s taxable REIT subsidiaries (collectively, the “TRS”) will generally be subject to federal, state, and local income taxes. No provision for federal or state income tax was recorded for the three and six-month period ended June 30, 2013 as the REIT intends to distribute 100% of its taxable income and the TRS has a full valuation allowance against its operating loss. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company established deferred tax liabilities related to book and tax differences of certain assets contributed to the TRS in connection with the formation of the REIT.

Prior to the completion of the IPO, the Predecessor was taxed as a partnership under the Internal Revenue Code. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Company’s profits and losses are reported on the members’ tax returns. There were no uncertain tax positions as of June 30, 2013 and December 31, 2012.

Stock-Based Compensation

The Company recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

Upon the completion of the IPO, we adopted an equity incentive plan that provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and, long term incentive plan (“LTIP”) units and other restricted limited partnership units issued by our operating partnership and other equity-based awards. Equity-based compensation will be recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of ASC 718, Compensation—Stock Compensation.

Earnings Per Share

The Company computes earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling shareholders by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested restricted shares of common stock (“participating securities”). Diluted earnings per share is calculated by dividing net income attributable to controlling shareholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities such as restricted stock units or shares of common stock that would be issued in the event of conversion of operating partnership units. No adjustment is made for shares of common stock that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Results of Operations

As part of our strategy, since the IPO and in the future, we will be holding a significantly larger portion of the loans or other assets we originate on our balance sheet and we intend to finance these loans and other assets using our capital as well as on balance sheet financings. Thus, we expect over time to see significant increases in both investment interest income and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We also expect to continue our practice of securitizing certain transactions, in which we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. As of June 30, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations was approximately $1.42 billion and the outstanding principal balance of the Investment in financing receivables and other investments held on our balance sheet was approximately $334 million including approximately $190 million financed by nonrecourse debt for total managed assets of approximately $1.75 billion.

To the extent any of the financial data presented below is as of a date or from a period prior to April 23, 2013, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects historically undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Thus the financial data for the Predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the IPO transaction and in the future.

Investment in Financing Receivables and Other Investments

At June 30, 2013, we held $334.3 million of managed assets on our balance sheet as Investment in Financing Receivables and Other Investments, which consisted of:

	Balance in Millions	Maturity
Fixed-rate Investment in Financing Receivables, interest rates from 2.42% to 5.00% per annum	$135.1	2014 to 2034
Fixed-rate Investment in Financing Receivables, interest rates from 5.01% to 6.50% per annum	66.8	2013 to 2031
Fixed-rate Investment in Financing Receivables, interest rates from 6.51% to 15.22% per annum	95.4	2015 to 2031

Total Investment in Financing Receivables	$297.3

Fixed-rate Investment in Debt Security, interest rates of 5.35% per annum	37.0	2035

Total Investments	$334.3

The table below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the three and six months ended June 30, 2013 and 2012. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity.

	Three Months Ended June 30,
	2013			2012
(In thousands except for interest rate data)	Average Monthly Balance	Interest Income/ Expense	Yield/Rate	Average Monthly Balance	Interest Income/ Expense	Yield/Rate
Financing Receivables	$246,136	$3,384	5.50%	$205,283	$2,938	5.72%
Other Investments	1,234	17	5.35%	—	—	—%

Total Investments	$247,370	$3,401	5.50%	$205,283	$2,938	5.72%

Non Recourse Debt	$181,982	$2,069	4.55%	$209,629	$2,453	4.68%

Net Investment Spread		$1,332	0.95%		$485	1.04%

Net Investment Margin			2.15%			0.94%

	Six Months Ended June 30,
	2013			2012
(In thousands except for interest rate data)	Average Monthly Balance	Interest Income/ Expense	Yield/Rate	Average Monthly Balance	Interest Income/ Expense	Yield/Rate
Financing Receivables	$217,767	$6,095	5.60%	$195,576	$5,571	5.69%
Other Investments	618	17	5.35%	—	—	—%

Total Investments	$218,385	$6,112	5.59%	$195,576	$5,571	5.69%

Non Recourse Debt	$187,896	$4,305	4.58%	$199,971	$4,593	4.59%

Net Investment Spread		$1,807	1.01%		$978	1.10%

Net Investment Margin			1.65%			1.00%

The financing receivables and the Debt Security described in the above table are typically collateralized with contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the six months ended June 30, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired at June 30, 2013 and December 31, 2012. There was no allowance for credit losses as of June 30, 2013 and December 31, 2012.

The following table provides a summary of our anticipated principal repayments to our investment in financing receivables and our other investments as of June 30, 2013:

	Payment due by Period (in thousands)
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables	$297,319	$38,527	$145,372	$39,293	$74,127
Other Investments	$37,021	$22	$1,906	$6,377	$28,716

The following table provides a summary of our anticipated maturity dates of our investment in financing receivables and other investments and the weighted average yield for each range of maturities as of June 30, 2013:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables
Payment due by period (in thousands)	$297,319	$678	$149,165	$19,643	$127,833
Weighted average yield by period	6.12%	5.71%	7.48%	4.49%	4.78%
Other Investments
Payment due by period (in thousands)	$37,021	$—	$—	$—	$37,021
Weighted average yield by period	5.35%	—%	—%	—%	5.35%

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value (in thousands)	Weighted Average Yield
June 30, 2013	$4,442	8.77%
December 31, 2012	$4,639	8.73%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2014 to 2036.

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

Net loss increased by $3.6 million to $(5.8) million for the three months ended June 30, 2013, compared to $(2.2) million for the same period in 2012. This increase was the result of an increase in Total Revenue, net of Investment interest expense of $1.3 million and a decline in loss from equity method investments of $1.6 million offset by increased compensation costs of $6.2 million due to non-cash stock based compensation charges of $6.2 million, including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions and a $0.3 million increase in general and administrative expenses

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Investment interest income	$3,401	$2,938	$463	15.8%
Investment interest expense	(2,069)	(2,453)	384	15.7%

Net Investment Revenue	1,332	485	847	174.6%

Other Investment Revenue:
Gain on securitization of receivables	884	535	349	65.2%
Fee income	648	521	127	24.4%

Other Investment Revenue	1.532	1,056	476	45.1%

Total Revenue, net of investment interest expense	2,864	1,541	1,323	85.9%

Compensation and benefits	(7,292)	(1,116)	(6,176)	(553.4)%
General and administrative	(1,237)	(907)	(330)	(36.4)%
Depreciation and amortization of intangibles	(111)	(108)	(3)	(2.8)%
Other interest expense	(7)	(68)	61	89.7%
Other Income	13	14	(1)	(7.1)%
Unrealized (loss) gain on derivative instruments	(4)	15	(19)	(126.7)%
Loss from equity method investment in affiliate	—	(1,608)	1,608	100.0%

Other Expenses, net	(8,638)	(3,778)	(4,860)	(128.6)%

Net Loss	$(5,774)	$(2,237)	$(3,537)	(158.1)%

Net Investment Revenue

Net investment revenue increased to $1.3 million in the three months ended June 30, 2013 from $0.5 million in the same period in 2012. The monthly average balance of investments increased to $247.4 million in the three months ended June 30, 2013 from $205.3 million in the same period in 2012, while the average interest rate earned on these assets declined slightly to 5.5% in three months ended June 30, 2013 from 5.72% million in the same period in 2012, resulting in a $0.5 million increase in Investment interest income to $3.4 million from $2.9 million in the same period in 2012.

As our strategy is to hold the economic interest of more projects and as we were using the IPO proceeds to fund projects and in one case to pay off non-recourse debt, the monthly average nonrecourse debt balance decreased in the three months ended June 30, 2013 to $182.0 million compared to $209.6 million in the same period in 2012. Investment interest expense decreased to $2.1 million in the three months ended June 30, 2013, compared to $2.5 million in the same period in 2012 while the average debt interest rate decreased to 4.55% in 2013 from 4.68% in 2012.

As a result of the higher investments and lower debt, the net investment revenue increased to $1.3 million in the three months ended June 30, 2013 from $0.5 million in the same period in 2012.

Other Investment Revenue

Gain on securitization of receivables increased by $0.3 million to $0.9 million for the three months ended June 30, 2013 compared to $0.5 million in the same period in 2012. The increase was the result of increased transaction volume including the decision to securitize several of the initial investment transactions identified in our IPO prospectus. Fee income increased by $0.1 million to $0.6 million for the three months ended June 30, 2013 compared to $0.5 million for the three months ended June 30, 2012 as a result of slightly higher advisory fees.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense increased by $1.3 million to $2.9 million in the three months ended June 30, 2013, compared to $1.6 million in the same period in 2012, primarily as a result of an increase in Net Investment Revenue of $0.8 million and an increase in other investment revenue of $0.5 million.

Other Expenses, Net

Other expenses, net increased by $4.9 million to $8.6 million in the three months ended June 30, 2013, compared to $3.7 million in the same period in 2012, primarily as a result of increased compensation costs of $6.2 million due to non-cash stock based compensation charges of $6.2 million including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions. General & Administrative expenses also increased by $0.3 million to $1.2 million in the three months ended June 30, 2013 from $0.9 million in the same period in 2012, primarily as a result of increased public company expenses. These increases were offset by a decrease in the loss from equity method investment in affiliate of approximately $1.6 million to $0.0 million in the three months ended June 30, 2013, compared to $(1.6) million in the same period in 2012. The decrease in this loss occurred as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Company’s previous owners.

Net Loss

Net Loss increased by approximately $3.6 million to $(5.8) million in the three months ended June 30, 2013, compared to $(2.2) million in the same period in 2012 due primarily to the increase in other expense, net partially offset by an increase in Total Revenue, net of investment interest expense.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

Net loss increased by $4.5 million to $(7.0) million for the six months ended June 30, 2013, compared to $(2.5) million for the same period in 2012. This increase was the result of an increase in compensation and benefits of $6.0 million due to non-cash stock based compensation charges of $6.2 million including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions. In addition, General and Administrative expenses rose by $0.6 million as a result of increased public company expenses and professional fees. These increases were offset by a lower loss from equity method investment of $1.9 million as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Company’s previous owners.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Investment interest income	$6,112	$5,571	$541	9.7%
Investment interest expense	(4,305)	(4,594)	289	6.3%

Net Investment Revenue	1,807	977	830	85.0%

Other Investment Revenue:
Gain on securitization of receivables	884	1,631	(747)	(45.8)%
Fee income	929	946	(17)	(1.8)%

Other Investment Revenue	1,813	2,577	(764)	(29.6)%

Total Revenue, net of investment interest expense	3,620	3,554	66	1.9%

Compensation and benefits	(8,443)	(2,493)	(5,950)	(238.7)%
General and administrative	(1,927)	(1,369)	(558)	(40.8)%
Depreciation and amortization of intangibles	(216)	(220)	4	1.8%
Other interest expense	(56)	(143)	87	60.8%
Other Income	14	28	(14)	(50.0)%
Unrealized gain on derivative instruments	15	30	(15)	(50.0)%
Loss from equity method investment in affiliate	—	(1,921)	1,921	100.0%

Other Expenses, net	(10,613)	(6,088)	(4,525)	(74.3)%

Net Loss	$(6,993)	$(2,534)	$(4,459)	176.0%

Net Investment Revenue

Net investment revenue increased by $0.8 million to $1.8 million for the six months ended June 30, 2013, compared to $1.0 million in the same period in 2012. The monthly average balance of investments increased to $218.4 million for the six months ended June 30, 2013 from $195.6 million in the same period in 2012, while the average interest rate earned on these assets decreased slightly to 5.6% for the six months ended June 30, 2013 from 5.69% in the same period in 2012, resulting in a $0.5 million increase in investment interest income.

As our strategy is to hold the economic interest of more projects and as we were using the IPO proceeds to fund projects and in one case to pay off non-recourse debt, the monthly average nonrecourse debt balance decreased in the six months ended June 30, 2013 to $187.9 million compared to $200.0 million in the same period in 2012. Investment interest expense decreased to $4.3 million for the six months ended June 30, 2013, compared to $4.6 million in 2012.

As a result of the higher investment interest income and lower level of nonrecourse debt, the net investment revenue increased by $0.8 million for the six months ended June 30, 2013 compared to the same period in 2012.

Other Investment Revenue

Gain on securitization of receivables decreased by $0.7 million to $0.9 million for the six months ended June 30, 2013 compared to $1.6 million in the same period in 2012. The decrease was the result of no financing receivables being securitized during the three months ended March 31, 2013 compared to the same period in 2012. Fee income was unchanged at $0.9 million for the six months ended June 30, 2013 and 2012.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense was unchanged at $3.6 million for the six months ended June 30, 2013 and 2012 as an increase in Net investment revenue of $0.8 million was offset by a decrease in other investment revenue of $0.8 million.

Other Expenses, Net

Other expenses, net increased by $4.5 million to $10.6 million in the six months ended June 30, 2013, compared to $6.1 million in the same period in 2012, primarily as a result of increased compensation costs of $6.0 million due to non-cash stock based compensation charges of $6.2 million, including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions. General & Administrative expenses also increased by $0.6 million to $1.9 million in the six months ended June 30, 2013 from $1.3 million in the same period in 2012, primarily as a result of increased public company expenses and other professional fees. These increases were offset by a decrease in the loss from equity method investment in affiliate of approximately $1.9 million to $0.0 million in the six months ended June 30, 2013, compared to $(1.9) million in the same period in 2012. The decrease in this loss occurred as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Company’s previous owners.

Net Loss

Net Loss increased by approximately $4.5 million to $(7.0) million for the six months ended June 30, 2013, compared to $(2.5) million in the same period in 2012 due primarily to the increase in other expenses, net.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) core earnings, (2) managed assets and (3) investment income from managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as a measure of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.

Core Earnings

Core Earnings is a non-GAAP financial measure. We calculate Core Earnings as GAAP net income (loss) excluding non-cash equity compensation expense, amortization of intangibles and any non-cash tax charges. The amount is also adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain noncash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way. We believe that our investors also use Core Earnings or a comparable supplemental performance measure to evaluate and compare our performance and our peers, and as such, we believe that the disclosure of Core Earnings is useful to (and expected by) our investors.

However, Core Earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other REITs.

We have calculated our Core Earnings for the period from our IPO to the end of the period. The table below provides a reconciliation of our net income to Core Earnings:

	For the Period from April 23, 2013 to June 30,
	2013	Per Share
	(in thousands)
Net Loss attributable to controlling shareholders	$(4,971.6)	$(0.32)
Adjustments attributable to controlling shareholders(1):
Non-cash equity compensation charge	6,008.2
Amortization of intangibles	51.5
Non-cash provision for taxes	—

Core Earnings(2)	$1,088.1	$0.07

(1)	Includes only the portion of the adjustment that is allocated to the controlling stockholders.
(2)	Core Earnings per share is based on 16,174,074 shares, which represent the weighted average number of fully-diluted shares outstanding, excluding the minority interest in the Operating Partnership as the income attributable to the minority interest is also excluded.

Managed Assets and Investment Income from Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we also calculate both our investments and our income on our investments on a non-GAAP “managed” basis, which assumes that securitized loans are not sold, with the effect that the income from securitized loans is included in our income in the same manner as the income from loans that we consolidated on our balance sheet. We believe that our managed basis information is useful to investors because it portrays the results of both on- and off-balance sheet loans that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of loans reported on our consolidated balance sheet and our retained interests in securitized loans. Our non-GAAP managed basis measures may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP investments in financing receivables to our managed assets as of June 30, 2013 and December 31, 2012 and our GAAP income from financing receivables to our investment income from managed assets for the six months period ended June 30, 2013 and 2012:

	As of June 30,	As of December 31,
	2013	2012
	(In thousands)
Investments in financing receivable	$297,319	$191,399
Other Investments	37,021	—
Assets held in securitization trusts	1,423,052	1,431,635

Managed Assets	$1,757,392	$1,623,034

	Six Months ended June 30,	Six Months ended June 30,
	2013	2012
Investment interest income	$6,112	$5,571
Income from assets held in securitization trusts	43,127	43,794

Investment Income from Managed Assets	$49,239	$49,365

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

We expect to use leverage to increase potential returns to our stockholders. Since the IPO and in the future, we will be holding a significantly larger portion of the economics in the financings we originate on our balance sheet and broaden our financing sources to include other fixed and floating rate borrowings in the form of bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, in addition to transaction or asset specific funding and match-funded arrangements.

In July 2013, as described below, we, through subsidiaries, entered into a $350.0 million senior secured revolving credit facility.

Prior to the IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of June 30, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations and held in non-consolidated trusts was approximately $1.42 billion. In some cases, certain of our transactions are accounted for as financings and the assets together with the corresponding nonrecourse debt are carried on our balance sheet. The outstanding principal balance of investments in financing receivables held on our balance sheet and financed by nonrecourse debt was approximately $190 million.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may employ for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and financing counterparties. Historically, our Predecessor financed its transactions with U.S. federal government obligors with more than 95% debt. We anticipate reducing our overall leverage on both individual assets classes and our entire portfolio for which we have the primary economic exposure. We expect to target leverage of up to two times recourse debt to equity on our overall portfolio, with internal allocations of leverage based on the mix of asset types and obligors. For example, we may deploy higher leverage on debt financings made to U.S. federal and other high quality government obligors and lower leverage on other types of assets and obligors. We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates.

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

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future sustainable infrastructure projects, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations. For more information, see “Dividends.”

Sources and Uses of Cash

We had $14.8 million and $8.0 million of cash and cash equivalents as of June 30, 2013 and December 31, 2012, respectively.

Cash Generated from Operating Activities

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2013. In addition to the net loss of $7.0 million that was largely offset by the non-cash stock based compensation expense of $6.2 million, $3.6 million was used primarily to pay accrued legal, accounting and other direct costs incurred in connection with the IPO. This was offset by non-cash depreciation and amortization of $0.2 million and non-cash charges relating to the securitization assets of $0.4 million.

Net cash used in operating activities was $4.8 million for the six months ended June 30, 2012. In addition to the net loss of $2.5 million, there was payment of $4.9 million of liabilities accrued as of December 31, 2011. This was offset by the non-cash loss from our equity method investment of $1.9 million, non-cash depreciation and amortization of $0.2 million and non-cash charges relating to the securitization assets of $0.5 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $143.8 million for the six months ended June 30, 2013. This included cash of $126.8 million used for new investments held on our balance sheet and an increase in restricted cash of $29.2 million to be used to pay for a new investment, offset by $11.9 million of principal collections on financing receivables held on our balance sheet and the collection of an advance from our Predecessor’s affiliates of $0.3 million.

Net cash used in investing activities was $67.5 million for the six months ended June 30, 2012. This included cash of $83.3 million used for new investments in finance receivables held on our balance sheet and $1.2 million of cash used for investment and advances in non-consolidated affiliates, offset by $16.6 million of principal collections on financing receivables held on our balance sheet and $0.4 million of net proceeds from marketable securities and restricted cash.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $154.4 million for the six months ended June 30, 2013. The IPO resulted in net proceeds of $160.3 million and $4.2 million was used to pay off our Predecessor’s credit facility. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $29.1 million versus repayments on the nonrecourse debt of $30.9 million during the period.

Net cash provided by financing activities was $65.3 million for the six months ended June 30, 2012. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $83.5 million versus repayments on the nonrecourse debt of $16.9 million during the period. In addition, principal repayments on our existing credit facility were $1.3 million.

Credit Facility

In July 2013, through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”), we entered into a $350.0 million senior secured revolving credit facility. The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings that we entered into, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings that we enter into, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. Together with certain of our subsidiaries, we have guaranteed the obligations of the borrowers under each of the Loan Agreements pursuant to (i) a Continuing Guaranty dated July 19, 2013, and (ii) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to LIBOR plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%.

Any financing of the Company proposed to be included in the borrowing base as collateral under the Loan Agreements will be subject to the approval of the administrative agent in its sole discretion. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. Federal Government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings determines the borrowing capacity, subject to the overall facility limits described above.

We incurred approximately $8.1 million of costs associated with the Loan Agreements that will be capitalized and will be amortized over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

Each Loan Agreement contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature. The Loan Agreements contain various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases.

Each Loan Agreement also includes customary events of default, including for the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the Loan Agreements, acceleration of amounts due under both Loan Agreements, and accrual of default interest at a rate of LIBOR plus 2.50% in the case of the G&I Loan Agreement and at a rate of LIBOR plus 5.00% in the case of the PF Loan Agreement.

The Loan Agreements require the Company to maintain the following covenants:

Covenant	Covenant Threshold	As of June 30, 2013
Minimum Liquidity (defined as available borrowings under the facilities plus unrestricted cash divided by borrowings under the facility) of greater than:	5%	N/A
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0	N/A
Non – Recourse Debt to Equity Ratio of less than:	4 to 1	N/A

As the Loan Agreements were not in place as of June 30, 2013, there were no borrowings and thus the covenants were not applicable.

The Company repaid its Predecessor’s credit facility and a related interest rate swap in April 2013 from the proceeds of the IPO. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging. The swap was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets and a loss of ($4,177) was expensed in other expenses in the quarter ended June 30, 2013. We owed $0 million and $4.2 million under the Predecessor’s credit facility as of June 30, 2013 and December 31, 2012, respectively.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of June 30, 2013, we employed 22 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy as a REIT. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

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

In December 2012, we distributed the common equity interest our Predecessor held in HA EnergySource to the owners of the Predecessor. Prior to and as part of the transaction, the Board of Directors of the Predecessor approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. We recorded an obligation representing our $3.4 million capital commitment to HA EnergySource as of December 31, 2012 in other accrued expenses. As of June 30, 2013, this obligation has been paid in full. The Company no longer has an equity ownership in HA EnergySource or EnergySource and does not have an obligation to provide additional funding.

The following table provides a summary of our contractual obligations as of June 30, 2013:

	Payment due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-Term Debt Obligations (1)	$194,136	$38,012	$71,639	$26,632	$57,853
Interest on Long-term Debt Obligations (1)	49,169	8,539	11,670	7,748	21,212
Deferred Funding Obligation	28,078		28,078
Operating Lease Obligations	2,313	255	487	517	1,054

Total	$273,696	$46,806	$111,874	$34,897	$80,119

(1)	The Long-Term Debt Obligations are secured by the Investment in Financing Receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the investment in financing receivables. Interest paid on these obligations was $4.3 million and $4.0 million for the six months ended June 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As described under “Securitization of Receivables,” in note 2 of the Company’s financial statements, we have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $5.8 million as of June 30, 2013 that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

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

On August 6, 2013, our board of directors declared a dividend of $0.06 per share for the second quarter of 2013, which is payable on August 29, 2013 to common stockholders of record as of August 20, 2013.

Book Value Considerations

At June 30, 2013, and at December 31, 2012, we carried only our retained interests in securitized receivables and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $4.4 million of our retained interests that were carried on our balance sheet at fair value as of June 30, 2013, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2013 and December 31, 2012, the estimated fair value of our fixed rate nonrecourse debt was $204.5 million and $212.7 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our July 2013 credit facility is a variable rate loan. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest rate expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies to mitigate the variable interest nature of this facility.

We record the residual asset portion of our securitization assets at fair value, which was $4.4 million as of June 30, 2013 and $4.6 million as of December 31, 2012. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of June 30, 2013.

Liquidity and Concentration Risk

The majority of the assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of June 30, 2013, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking the IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects.

Commodity Price Risk

Investments in sustainable infrastructure projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like renewable energy. In addition, certain of our projects reduce the use of the commodity so the impact of the reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects where repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has been only one incidence of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $4.0 billion of transactions we originated since 2000, which represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Unregistered Sales of Equity Securities

On April 23, 2013, in connection with our formation transactions and our IPO, we completed private placements pursuant to which we issued 1,643,429 shares of common stock, 128,348 restricted stock units and 455,961 OP units as consideration to certain entities and individuals, including certain officers of the Company, for their direct and indirect interests in certain entities that were merged with and into us or our subsidiaries in the formation transactions and for the conversion of an existing limited partnership interest. The shares of common stock and OP units were issued in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.

On May 23, 2013, one of our executive officers received 6,414 additional OP units in connection with the exercise by the underwriters on May 17, 2013 of their option to purchase additional shares of common stock in the IPO. Pursuant to the partnership interest subscription agreement, the executive officer was entitled to a number of OP units equal to 0.8% of the number of shares of common stock issued and outstanding as of the closing of the IPO, including any shares issued upon exercise of the underwriters’ option to purchase additional shares. The OP units were issued in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.

Use of Proceeds from Registered Securities

Our registration statement on Form S-11, as amended (Registration No. 333-186711) (the “Registration Statement”), with respect to the IPO, registered up to $166.7 million of our shares of common stock, par value $0.01 per share, and was declared effective by the SEC on April 17, 2013. We sold a total of 13,333,333 shares of common stock in the IPO for gross proceeds of $166.7 million and $155.4 million after deducting underwriting discounts. The IPO was completed on April 23, 2013. The joint book-running managers of the IPO were Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Wells Fargo Securities, LLC. Co-managers of the IPO were RBC Capital Markets, LLC and Robert W. Baird & Co. Incorporated. On May 17, 2013, the underwriters exercised their option to purchase an additional 818,356 shares of common stock for additional net proceeds after deducting underwriting discounts of $9.5 million. As a result of both transactions, we raised $176.9 million in gross proceeds and $164.9 million after deducting $12 million of underwriting discounts.

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent (10%) or more of our shares of common stock; or (iii) our affiliates.

The net proceeds of the IPO were contributed to the Operating Partnership in exchange for 97.3% of the operating partnership units (“OP units “) of Hannon Armstrong Sustainable Infrastructure, L.P. (our “Operating Partnership”).

As of June 30, 2013, the Company has used approximately $144 million of the net proceeds to make investments since the IPO of which $18.5 million was used to retire existing nonrecourse debt and approximately $28 million was used to fund the restricted cash related to an investment. We also used approximately $3.7 million to repay our prior credit facility and interest rate swap. Of the $110 million of the initial investments in transactions disclosed in the Registration Statement, we have completed approximately $70 million of these transactions, of which $23 million was securitized and $47 million is included on our balance sheet. We expect to close the remaining $40 million balance in future periods. The Company holds the remaining net proceeds from the IPO as cash to be used for making additional investments in financing receivables and other investments, working capital purposes or to invest in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with its intention to qualify as a REIT.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P.

4.1(1)	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

10.1	2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan

10.2	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel

10.3	Form of Restricted Stock Award Agreement (Executive Officers)

10.4	Form of Restricted Stock Award Agreement (Non-Employee Directors)

10.5	Form of Restricted Stock Unit Award Agreement

10.6	Registration Rights Agreement, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto

10.7	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr.

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven Chuslo

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten

10.12	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P.

10.13	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P.

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub III LLC, each of the individuals listed on Exhibit A attached thereto and each of the entities listed on Exhibit A attached thereto

10.15	Contribution Agreement, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., MissionPoint HA Parallel Fund III, LLC and MissionPoint HA Parallel Fund, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-11 (Commission File Number 333-186711)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 9, 2013	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 9, 2013	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Chief Accounting Officer)