Form 10-Q
period 2013-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2013-11-08
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 15,795,118 shares of common stock, par value $0.01 per share, outstanding as of November 7, 2013.

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI” or the “Company”) provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Company, which is self-advised and self-administered, was incorporated in the state of Maryland on November 7, 2012 and intends to elect and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2013. The Company completed its initial public offering of its shares of common stock (the “IPO”) on April 23, 2013. Concurrently, Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, became a subsidiary of the Company.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 and DECEMBER 31, 2012

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2013	December 31, 2012
Assets
Financing receivables	$327,472	$191,399
Investments	87,525	—
Financing receivable held for sale	21,138	—
Securitization assets	5,510	6,231
Cash and cash equivalents	24,217	8,024
Restricted cash and cash equivalents	38,927	55
Intangible assets, net	1,756	1,970
Goodwill	3,798	3,798
Other assets	10,294	1,308

Total Assets	$520,637	$212,785

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$5,704	$6,812
Credit facility	83,837	4,170
Deferred funding obligations	77,194	—
Nonrecourse debt	187,788	195,952
Deferred tax liability	2,050	—

Total Liabilities	356,573	206,934

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 15,795,118 shares issued and outstanding	158	—
Series A participating preferred units	—	—
Class A common units	—	68
Additional paid in capital	160,099	—
Retained (deficit) earnings	(592)	5,511
Accumulated other comprehensive (loss) income	(66)	272
Non-controlling interest	4,465	—

Total Equity	164,064	5,851

Total Liabilities and Equity	$520,637	$212,785

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Investment Revenue:
Investment interest income	$5,180	$2,927	$11,292	$8,498
Investment interest expense	(2,590)	(2,438)	(6,895)	(7,031)

Net Investment Revenue	2,590	489	4,397	1,467
Other Investment Revenue:
Gain on securitization of receivables	1,885	342	2,770	1,972
Fee income	321	10,147	1,249	11,093

Other Investment Revenue	2,206	10,489	4,019	13,065

Total Revenue, net of investment interest expense	4,796	10,978	8,416	14,532

Compensation and benefits	(1,979)	(4,139)	(10,422)	(6,632)
General and administrative	(866)	(1,907)	(2,793)	(3,276)
Depreciation and amortization of intangibles	(61)	(106)	(277)	(326)
Other interest expense	—	(61)	(56)	(204)
Other income	4	10	18	38
Unrealized gain on derivative instruments	—	14	15	44
Gain (loss) from equity method investment in affiliate	—	1,436	—	(485)

Other Expenses, net	(2,902)	(4,753)	(13,515)	(10,841)

Net Income (Loss) before income tax	1,894	6,225	(5,099)	3,691
Income tax expense	—	—	—	—

Net Income (Loss)	$1,894	$6,225	$(5,099)	$3,691

Net income (loss) attributable to non-controlling interest holders	52		(1,970)

Net Income (Loss) attributable to controlling shareholders	$1,842		$(3,129)

Basic earnings per common share	$0.11		$(0.20)

Diluted earnings per common share	$0.11		$(0.20)

Dividend declared	$0.06		$0.06
Weighted average common shares outstanding—basic	15,795,118		15,642,629
Weighted average common shares outstanding—diluted	15,795,118		15,642,629

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$1,894	$6,225	$(5,099)	$3,691
Unrealized loss on residual assets	(258)	(83)	(340)	(40)

Comprehensive income (loss)	$1,636	$6,142	$(5,439)	$3,651
Less: Comprehensive income (loss) attributable to non-controlling interests holders	45		(2,150)

Comprehensive income (loss) attributable to controlling shareholders	$1,591		$(3,289)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income (loss)	$(5,099)	$3,691
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed loss from equity method investment in affiliate	—	485
Unrealized gain on derivative instrument	(15)	(44)
Depreciation and amortization of intangibles	277	326
Equity-based compensation	6,629	7
Amortization of deferred financing fees	334	—
Noncash gain on securitizations and payment in kind income	(841)	(8)
Amortization of servicing assets	302	275
Change in securitization residual assets	89	234
Changes in other assets and liabilities:
Financing receivable held for sale	(707)	—
Accounts payable and accrued expenses	(1,093)	(1,886)
Other	(1,236)	(142)

Net cash (used in) provided by operating activities	(1,360)	2,938

Cash flows from investing activities
Purchases of financing receivables	(89,741)	(94,482)
Principal collections from financing receivables	18,099	45,174
Purchases of investments	(87,525)	—
Purchase of property and equipment	(3)	(65)
Investment in equity method affiliate	—	(2,920)
Distribution received from equity method affiliate	—	14,294
Advances to affiliates	269	50
Proceeds from marketable securities	—	507
Purchase of marketable securities	—	(255)
Change in restricted cash	(38,872)	196

Net cash used in investing activities	(197,773)	(37,501)

Cash flows from financing activities
Proceeds from nonrecourse debt	29,122	95,291
Principal payments on nonrecourse debt	(37,286)	(45,713)
Proceeds from credit facility	84,000	—
Principal payments on credit facility	(4,333)	(1,711)
Payments on deferred funding obligations	(6,836)	—
Payment of deferred financing costs	(8,413)	—
Net proceeds from issuance of equity	160,092	—
Payment of dividends	(992)	—
Distributions to non-controlling interest holders	(28)	—

Net cash provided by financing activities	215,326	47,867

Increase in cash and cash equivalents	16,193	13,304
Cash and cash equivalents at beginning of period	8,024	7,644

Cash and cash equivalents at end of period	$24,217	$20,948

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2013

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“HASI” or the “Company”) provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources.

On April 23, 2013, the Company completed its initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to the Company from the IPO were approximately $160.1 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by the Company upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

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

The Company’s and its subsidiaries’ principal business is providing or arranging financing of sustainable infrastructure projects. The Company and its subsidiaries finance their business through the use of the Company’s own capital and debt, the securitization of receivables and the use of nonrecourse debt. The Company also generates fee income for arranging financings that are held directly on the balance sheet of other investors, by providing broker/dealer or other financing related services to sustainable infrastructure project developers and by servicing the Company’s managed assets. Some of the Company’s subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long-term contracts.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted.

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the Operating Partnership which was formed to acquire and directly or indirectly own the Company’s assets. All significant intercompany transactions and balances have been eliminated in consolidation.

Financing receivables

Financing receivables include financing sustainable infrastructure project loans, receivables and direct finance leases. The Company accounts for leases as direct finance leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

A financing receivable represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method.

In September 2013, the Company purchased a financing receivable that was securitized in October 2013. This financing receivable was recorded at cost, which approximated fair value, and was classified as a financing receivable held for sale as of September 30, 2013 on the condensed consolidated balance sheet.

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. The Company intends to hold these securities to maturity and thus records them on the balance sheet using an amortized cost basis.

Securitization of Receivables

During the nine months ended September 30, 2013 and 2012, the Company transferred receivables in multiple securitization transactions. The Company has established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. The Company determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. The Company typically serves as primary or master servicer of these trusts; however, as the servicer, the Company does not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under GAAP, the Company has concluded that it is not the primary beneficiary of the trusts as it does not have power over the trusts’ significant activities. Therefore, the Company does not consolidate these trusts in the condensed consolidated financial statements.

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

The Company’s other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. The Company generally does not sell its residual interests. If the Company makes an assessment that (i) it does not intend to sell the security or (ii) it is not likely the Company will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where the Company does intend to sell its residual interest or if the fair value of other retained assets is below the current carrying amount and the Company determines that the decline is other than a temporary impairment (“OTTI”), any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained interests and thus would be considered OTTI.

Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at September 30, 2013 and 2012) assessed for impairment.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, the Company calculates a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2013 and December 31, 2012 include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price.

Income Taxes

The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with its taxable year ending December 31, 2013. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its net taxable income, excluding capital gains, to its shareholders. The Company intends to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its owners. However, the Company’s taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. No provision for federal or state income tax was recorded for the three and nine-month period ended September 30, 2013 as the REIT intends to distribute 100% of its taxable income and the TRS had insignificant pre-tax income.

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company established deferred tax liabilities related to book and tax differences of certain assets contributed to the TRS in connection with the formation transactions.

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Company’s profits and losses are reported on the Predecessor’s members’ tax returns. The Company has no uncertain tax positions as of September 30, 2013 and December 31, 2012.

Equity-Based Compensation

From time to time, the Company may award non-vested restricted shares as compensation to members of its senior management team, its independent directors, advisors, consultants and other personnel under an equity incentive plan as further described in Note 10. The shares issued to officers and employees vest over a period of time as determined by the Board of Directors at the date of grant. The Company recognizes compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Earnings Per Share

The Company computes earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested shares of restricted common stock or restricted stock units) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested shares of restricted common stock or restricted stock units (“participating securities” as defined in Note 11). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Segment Reporting

The Company provides and arranges debt and equity financing for sustainable infrastructure projects and reports all of its activity as one business segment.

Recent Accounting Pronouncement

Accounting Standards Update No. 2013-02—“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”), which was adopted in the first quarter of 2013, amends existing guidance by requiring disclosure of changes in the components of accumulated other comprehensive income for the current period and additional information about items reclassified out of accumulated other comprehensive income. The adoption of ASU No. 2013-02 did not have a material effect on the current interim condensed consolidated financial statements.

3. Fair Value Measurements

The levels of inputs used to determine fair value of the Company’s financial assets and liabilities investments are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. The Company uses its judgment and considers factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. At September 30, 2013 and December 31, 2012, only the Company’s residual interests in securitized receivables and derivatives are carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

As of September 30, 2013 and December 31, 2012, the aggregate fair value of financing receivables (including the financing receivable held for sale) was $359.4 million and $207.7 million, with a book value of $348.6 million and $191.4 million, respectively. As of September 30, 2013 and December 31, 2012, the aggregate fair value of Investments was $88.5 million and $0, with a book value of $87.5 million and $0, respectively. The fair values of financing receivables and investments are measured using a discounted cash flow model and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of the Company’s financing receivables and investments are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At September 30, 2013 and December 31, 2012, the Company had residual assets in the condensed consolidated balance sheets relating to its retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of the Company’s residual assets are published U.S government interest rates, estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we have used discount rates of 8% to 10% to determine the fair market value of our underlying assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for residual assets (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012
Balance, beginning of period	$4,442	$4,667	$4,639	$4,871
Accretion	112	171	358	396
Additions (reclassifications)	—	(29)	10	—
Collections	(76)	(129)	(447)	(630)
Unrealized loss on residual assets	(258)	(83)	(340)	(40)

Balance, end of period	$4,220	$4,597	$4,220	$4,597

At September 30, 2013 and December 31, 2012, the aggregate fair value of nonrecourse debt was $199.4 million and $212.7 million, with a carrying value of $187.8 million and $196.0 million, respectively. The fair values of nonrecourse debt are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Company’s nonrecourse debt are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

At September 30, 2013 and December 31, 2012, the aggregate fair value and carrying value of the Company’s credit facility was $83.8 million and $4.2 million, respectively. The fair values of the credit facility are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of the Company’s credit facility are discount rates. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates in isolation would result in a significantly higher fair value.

The Company’s financial instruments include cash equivalents that are carried at amounts that approximate fair value.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash and cash equivalents. At September 30, 2013 and December 31, 2012, the Company had cash deposits held in U.S. banks of $63.1 million and $8.1 million, respectively. Included in these balances are $61.7 million and $6.6 million in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables, direct financing leases and investments consist of primarily U.S. government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in the Company’s view, represent a significant concentration of credit risk.

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

The Company consolidates its Operating Partnership. Interests in the Operating Partnership, represented by OP units, that are owned by other limited partners are included in non-controlling interest on the Company’s condensed consolidated balance sheets. As of September 30, 2013, the Operating Partnership had 16,992,256 OP units outstanding, of which 97.3% were owned by the Company and 2.7% were owned by other limited partners. The outstanding OP units held by outside limited partners are redeemable for cash, or at the option of the Company, for a like number of shares of common stock of the Company.

The following is an analysis of the controlling and non-controlling interest from April 23, 2013, the date of` the IPO, to September 30, 2013 (amounts in thousands):

	Controlling Interest	Non-Controlling Interest Holders	Total
Equity immediately after IPO	$161,838	$—	$161,838
Establishment of non-controlling interest during formation transaction	(4,407)	4,407	—
Loss attributable to non-controlling interest holders	(3,129)	(90)	(3,219)
Equity-based compensation	6,449	180	6,629
Distributions	(992)	(28)	(1,020)
Change in accumulated other comprehensive income attributable to non-controlling interest holders	(160)	(4)	(164)

Total Equity – September 30, 2013	$159,599	$4,465	$164,064

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

5. Securitization of Receivables

The Company sold financing receivables in securitization transactions, recognizing gains of $1.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $0.3 million and $2.0 million for the three and nine months ended September 30, 2012, respectively. In connection with securitization transactions, the Company retained servicing responsibilities and residual interests. In certain instances, the Company receives annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to the Company’s other assets for failure of debtors to pay when due. The Company’s residual interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

As of September 30, 2013 and December 31, 2012, the fair values of retained interests, discount rates used in valuing those interests and the sensitivity to an increase in the discount rates of 5% and 10% were as follows (amounts in thousands):

	September 30, 2013
	Servicing	Residual Assets
Amortized cost basis	$1,290	$4,288
Fair value	$1,434	$4,220
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$266	$1,128
10% change in discount rate	$437	$1,751

	December 31, 2012
	Servicing	Residual Assets
Amortized cost basis	$1,592	$4,366
Fair value	$1,690	$4,639
Weighted-average life in years	8	6 to 17
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$307	$1,220
10% change in discount rate	$505	$1,884

In computing gains and losses on securitizations recorded during the three and nine months ended September 30, 2013 and 2012, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, the Company does not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between the Company and the securitization trusts for the nine months ended September 30, 2013 and 2012 (amounts in thousands):

	September 30, 2013	September 30, 2012
Purchase of receivables securitized	$145,802	$94,163
Proceeds from securitizations	$148,572	$96,135
Servicing fees received	$490	$536
Cash received from residual assets	$447	$630

As of September 30, 2013 and December 31, 2012, the Company’s managed receivables totaled $1.9 billion and $1.6 billion, of which $1.5 billion and $1.4 billion were securitized, respectively. There were no credit losses during the three and nine months ended September 30, 2013 and 2012, and no material delinquencies as of September 30, 2013 and December 31, 2012.

6. Financing receivables and Investments

Financing receivables

The components of financing receivables as of September 30, 2013 and December 31, 2012, were as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Financing receivables
Financing or minimum lease payments	$442,433	$248,127
Unearned interest income	(111,413)	(52,174)
Unearned fee income, net of initial direct costs	(3,548)	(4,554)

Financing receivables	$327,472	$191,399

The financing receivables and investments are typically collateralized contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the three and nine months ended September 30, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired as of September 30, 2013 and December 31, 2012. There was no allowance for credit losses as of September 30, 2013 and December 31, 2012.

In accordance with the terms of certain of the financing receivables purchase agreements, the Company pays the purchase price over time, generally within twelve months of entering into the transaction, and as a result, the Company has recorded deferred funding obligations of $77.2 million as of September 30, 2013. The Company has $38.9 million in restricted cash as of September 30, 2013 that will be used to pay certain of these funding obligations.

In May 2013, the Company provided a $24 million loan to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. The loan, which matures in May 2018, has an interest rate of 15.22% (of which 6.5% is paid currently and the remainder is accrued against the loan balance). The outstanding balance was $24.8 million as of September 30, 2013 and the interest paid on the loan for the three and nine months ended September 30, 2013 was $0.4 million and $0.6 million, respectively. Certain of the Company’s executive officers and directors have an indirect minority equity interest in EnergySource following the distribution of the Company’s ownership interest as described in note 12 and the loan was approved by the Company’s independent directors.

In September 2013, it was determined that additional time and equity capital would be required to complete the project’s development and EnergySource is presently developing a revised budget, which the Company has the right to approve. EnergySource has been funding the additional costs and approximately $14 million of the loan proceeds have not been spent.

Investments

Investments consist of debt securities that are classified as held-to-maturity and thus recorded at their amortized cost as of September 30, 2013. Included in investments as of September 30, 2013 is a debt security with a carrying value of $37.0 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc. and a debt security with a carrying of $35.0 million that matures in 2033 whose obligor is an entity whose ultimate parent is Exelon Corporation. In both cases, the debt securities have an investment grade rating and the carrying value approximates the estimated fair value. There were no investments as of December 31, 2012.

Financing Receivable Held for Sale

In September 2013, the Company purchased a financing receivable that was securitized in October 2013. The carrying value and the fair value of this financing receivable held for sale was $21.1 million as of September 30, 2013. The financing receivable is an amortizing government receivable with a final maturity in February 2038. There were no financing receivables held for sale as of December 31, 2012.

7. Credit Facilities

The Company had outstanding borrowings under its credit facilities of $83.8 million and $4.2 million as of September 30, 2013 and December 31, 2012, respectively. The Company has pledged $81.6 million of financing receivables and $37.5 million of investments as collateral for the credit facility as of September 30, 2013.

In July 2013, the Company entered into a $350.0 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by the Company, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings entered into by the Company, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. The Company, together with certain of its subsidiaries, have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty dated July 19, 2013, and (y) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to LIBOR plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%.

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

The Company incurred approximately $8.4 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require the Company to maintain the following covenants:

Covenant	Covenant Threshold	As of September 30, 2013
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than	5%	32%
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0	N/A
Maximum Debt to Equity Ratio of less than:	4 to 1	1 to 1

As the 12-month rolling Net Interest Margin does not take effect until June 30, 2014, the covenant was not applicable to the Company. For purposes of the Maximum Debt to Equity ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

The Company repaid its Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging. The swap was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheet as of December 31, 2012. For the nine months ended September 30, 2013, the Company recorded a $15,000 gain from derivative instruments. For the three and nine months ended September 30, 2012, the Company recorded gains on derivative instruments of $14,000 and $44,000, respectively.

8. Nonrecourse Debt

Certain of the Company’s financing receivables have been financed using nonrecourse debt. When nonrecourse debt is used, the financings are typically collateralized by a security interest in the financing receivables or leased equipment and at no time is the Company liable for nonpayment by the obligor of the financing receivable. An analysis of nonrecourse debt by interest rate as of September 30, 2013 and December 31, 2012 is as follows (amounts in thousands):

September 30, 2013	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$86,872	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	75,627	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	25,289	2015 to 2031

Total nonrecourse debt	$187,788

December 31, 2012	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$82,753	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	85,301	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	27,898	2013 to 2031

Total nonrecourse debt	$195,952

Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $184.2 million as of September 30, 2013 and there is no recourse to the general assets of the Company. Debt service, in a majority of cases, is equal to or less than the lease or financing receivables from the equipment user. Approximately $18.5 million of nonrecourse debt was repaid in April 2013 from the proceeds of the IPO.

9. Commitments and Contingencies

Litigation

The Company is not currently subject to any legal proceedings that are likely to have a material adverse effect on the financial position, results of operations or cash flows of the Company.

10. Stockholder’s Equity

Dividends

Our Board of Directors declared the following dividends in 2013:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14

See note 12 for distributions in 2012.

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

Reallocation of the Predecessor’s Membership Units

Concurrently with the IPO, the existing owners of the Predecessor reallocated and distributed a portion of their equity ownership to the employees of the Predecessor. Under this reallocation, employees received 202,826 shares of common stock, 128,348 restricted stock units and 135,938 OP units. This reallocation is accounted for as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation, with equity award valuations based on the IPO price of $12.50 per share. As the shares of common stock, restricted stock units and OP units were immediately vested, the Company recorded a compensation expense of $5.8 million on April 23, 2013. No tax benefits have been recorded related to this reallocation.

Awards of Shares of Restricted Common Stock

From time to time, the Company may award non-vested shares of restricted common stock under the 2013 Plan as compensation to members of its senior management team, its independent directors, advisers, consultants and other personnel. The Board of Directors determines the vesting period for such shares at the date of grant. For shares issued, the Company recognizes compensation expense for non-vested shares of restricted common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%.

On April 23, 2013, the Company granted 606,415 shares of restricted common stock at a grant-date fair value of $12.50 per share, which vest each anniversary in equal annual installments over a four-year period. For the three months ended September 30, 2013 and for the period from April 23, 2013 through September 30, 2013, the Company recorded $0.4 million and $6.6 million of equity-based compensation expense, respectively, including the compensation expense associated with the reallocation of the Predecessor’s membership units described above. The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $6.4 million as of September 30, 2013, which is expected to be recognized over a weighted-average term of approximately two years. The total fair value of shares vested (calculated as number of shares multiplied by vesting date share price) during the nine months ended September 30, 2013 was zero. There were no forfeitures for the three and nine months ended September 30, 2013.

A summary of the non-vested shares of restricted common stock as of September 30, 2013 is as follows:

	Restricted Shares of Common Stock	Value (000’s)
Beginning Balance – April 23, 2013	—	$—
Granted	606,415	$7,580
Vested	—	$—
Forfeited	—	$—

Ending Balance – September 30, 2013	606,415	$7,580

11. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling Operating Partnership interests in the earnings per share calculations. The limited partners’ outstanding OP units (which may be redeemed for shares of common stock) have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units held by the non-controlling interest was 462,375 and 461,180 for the three and nine months ended September 30, 2013, respectively.

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

For the nine months ended September 30, 2013, distributed and undistributed earnings attributable to unvested shares of restricted common stock and restricted stock units (both of which are participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations because the effect of these items on diluted earnings per share would be anti-dilutive. At September 30, 2013, there were 734,763 shares of unvested restricted common stock and restricted stock units. For the nine months ended September 30, 2013, no undistributed earnings were allocated to the unvested restricted common stock or the unvested restricted stock units because the impact on earnings per share attributable to common stockholders would be anti-dilutive.

The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except share and per share data):

Numerator:	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Net income (loss) attributable to common stockholders and participating securities	$1,842	$(3,129)
Less: Dividends paid on participating securities	(44)	(44)
Undistributed earnings attributable to participating securities (1)	(38)	—

Net income (loss) attributable to common stockholders	$1,760	$(3,173)

Denominator:	For the three months ended September 30, 2013	For the nine months ended September 30, 2013
Weighted-average number of shares of common stock – basic and diluted	15,795,118	15,642,629
Income (loss) per share attributable to common stockholders – basic and diluted	$0.11	$(0.20)

(1)	Anti-dilutive for the nine months ended September 30, 2013, as the participating securities do not have an obligation to share in the losses of the Company

12. Equity Method Investment in Affiliate

In December 2012, the Predecessor’s Board of Directors approved the distribution of its entire equity interest in HA EnergySource Holdings LLC (“HA EnergySource”) that owned a minority interest in EnergySource to the Predecessor’s shareholders effective December 31, 2012. Prior to and as part of the transaction, the Board approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. Such amount was included in accounts payable and accrued expenses at December 31, 2012 and was fully paid at September 30, 2013. Prior to December 2012, the Predecessor accounted for its investment using the equity method of accounting. After December 31, 2012, the Company no longer has any direct or indirect ownership in HA EnergySource or EnergySource.

The following is a summary of the financial position of EnergySource as of December 31, 2012, accounted for using the equity method:

December 31, 2012
(Unaudited, in millions)
Total assets	$10.0

Members’ capital	$(5.1)

The Company has provided investment banking and management services to EnergySource. For the three and nine months ended September 30, 2013, the Company recorded income of $0.03 million and $0.5 million, respectively, as compared to $8.4 million and $8.8 million, for the three and nine months ended September 30, 2012, respectively.

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

Our Business

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We began our business more than 30 years ago, and since 2000, using our direct origination platform, we have provided or arranged over $4.3 billion of financing in more than 450 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

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

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As a result of our highly selective approach to project targeting, the credit performance of our originated assets has been excellent. Since 2000, there has been only one incident of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $4.3 billion of transactions we originated during that time. This transaction, in an asset class in which we no longer participate, represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period.

On April 23, 2013, we completed our initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds from the IPO were approximately $160.1 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by the Company upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013. Our strategy in undertaking the IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate, while delivering attractive risk-adjusted returns to our stockholders.

As part of our strategy in undertaking the IPO, we expect to hold a significantly larger portion of the loans or other assets we originate on our balance sheet and we intend to finance these loans and other assets using our own capital as well as on balance sheet financings. Thus, we expect over time to see significant increases in both income from financing receivables and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between income from investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We expect to pay lower interest rates due to an expected reduction in our per transaction leverage percentage, which historically was in excess of 95% on a typical transaction, increased access to new capital sources and shortening the term of our borrowings. We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources.

Prior to the IPO, we financed our business primarily through the use of securitizations, including the Hannon Armstrong Multi-Asset Infrastructure Trust, or Hannie Mae. In these transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance has remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. Historically, we have arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are normally associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

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

In some cases, our transactions are accounted for as financings and the assets together with the corresponding nonrecourse debt are carried on our balance sheet. In these transactions, we generate investment interest income and incur investment interest expense. We may periodically provide services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

As of September 30, 2013, of the approximately $1.9 billion of the outstanding financings we own or manage (which we collectively refer to as our managed assets), approximately $1.5 billion was not carried on our balance sheet and was held in non-consolidated securitization trusts and approximately $0.4 billion were held on our balance sheet. Approximately 54% of this portfolio was financings for energy efficiency projects, approximately 36% was financings for clean energy projects such as solar, wind, biomass or other renewable resources as well as combined heat and power, while the remaining 10% of this portfolio was financings for other sustainable infrastructure projects such as water or communication projects. Our managed assets have an average remaining balance of approximately $8.5 million, a weighted average remaining life of approximately 13.3 years and are typically secured by the installed improvements that are the subject of the financing. As of September 30, 2013, 99.5% of our managed portfolio consisted of fixed rate loans, direct financing leases or debt securities with approximately 90% of the portfolio consisting of U.S. federal government obligations.

From April 23, 2013, the date of our IPO, through September 30, 2013, we completed approximately $422 million of transactions, of which $233 million are held on our balance sheet, $149 million were securitized, $19 million represented the repayment of existing notes and $21 million were held for sale. Approximately 34% of these transactions financed energy efficiency projects; approximately 59% financed clean energy projects such as solar, wind, biomass or other renewable resources as well as combined heat and power, while the remaining 7% financed other sustainable infrastructure projects such as water and communication projects. The transactions for which we are receiving economic value on our balance sheet have an average transaction size of approximately $21 million, a weighted average life of approximately 10.6 years and are typically secured by the installed improvements that are the subject of the financing. As of September 30, 2013, our pipeline of new financing opportunities was more than $2.0 billion.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investments, as well as research on the market and sponsor. Our pipeline consists of projects where we will either be the lead financier or projects in which we participate that are originated by other institutional investors or intermediaries. As of September 30, our pipeline consisted of more than $2.0 billion in new financing opportunities. There can, however, be no assurance that transactions in our pipeline will be completed.

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

Financing receivables

Financing receivables include financing sustainable infrastructure project loans, receivables and direct finance leases. The Company accounts for leases as direct finance leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

A financing receivable represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the interest method.

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. The Company intends to hold these securities to maturity and thus records them on the balance sheet using an amortized cost basis.

Securitization Transactions

We have established, and may establish in the future, various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We have determined that the trusts used in our securitizations are variable interest entities as defined in ASC, 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on our analysis of the structure of the trusts, under U.S. GAAP, we are not the primary beneficiary of the trusts as we do not have a controlling financial interest in the trusts because we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC, 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual interests which are carried on our consolidated balance sheet as retained interests in securitized receivables.

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

We initially account, as described above, for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or the fair value measurement method and we have selected the amortization method to subsequently measure our servicing assets. We assess our servicing assets for impairment at each reporting date. If the amortized cost of our servicing assets is greater than the estimated fair value, we recognize an impairment in net income.

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

Valuation of Financial Instruments

ASC 820 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. At September 30, 2013 and December 31, 2012, we carried only retained interests in securitized receivables and derivatives at fair value on our balance sheets. We use our judgment and consider factors specific to the financial assets and liabilities measured at fair value in determining the significance of an input to the fair value measurements. The hierarchy is as follows:

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

Revenue Recognition

In accordance with our valuation policy, we evaluate accrued income from financing receivables periodically for collectability. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a financing receivable is fully impaired, sold or written off, we will remove it from non-accrual status. The revenue recognition for the major components of revenue is accounted for as described below (see “—Critical Accounting Policies and Use of Estimates—Securitization Transactions” for discussion of gains and losses recognized from the securitization of receivables):

•	Income from Financing Receivables and Investments. We record income from financing receivables and investments held on our balance sheet on an accrual basis to the extent amounts are expected to be collected. We expect that income on our financing receivables and investments that are debt securities will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective yield method. Premiums and discounts will be amortized or accreted into income over the lives of the financing receivables using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-40, Receivables—Nonrefundable Fees and Other Costs. For financing receivables that are direct finance leases under ASC 840, Leases, we amortize the unearned income to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. Investments consist of debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We evaluate the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each statement of financial position date. Unless otherwise identified, we have classified all of our financing receivables and investments as held-to-maturity as we have the positive intent and ability to hold the financing receivables and investments to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment interest income.

•	Servicing and other residual interests in securitized assets. Servicing income is recognized as received. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically assessed for impairment. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

•	Other Fee Income. We may periodically provide services, including arranging financing that is held on the balance sheet of other investors and advising various companies with respect to structuring investments. For services that are separately identifiable and where evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Retainer fees are amortized over the performance period.

Hedging Instruments and Hedging Activities

We account for derivative financial instruments in accordance with ASC 815, Derivatives and Hedging, which requires us to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either other comprehensive income or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes (and the type of hedge) and if we elect to apply hedge accounting for that instrument. We use derivatives for hedging purposes rather than speculation. We value derivative financial instruments in accordance with ASC 820. See “—Critical Accounting Policies and Use of Estimates—Valuation of Financial Instruments.” At September 30, 2013 and December 31, 2012, no derivatives were designated in hedge accounting relationships.

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

Income Taxes

We intend to elect and qualify to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes under Section 856 through 860 of the Internal Revenue Code commencing with our taxable year ending December 31, 2013. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its net taxable income, excluding net capital gains, to its shareholders. We intend to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, the Company is not subject to federal corporate income tax on that portion of net income that is currently distributed to its stockholders. However, the Company’s taxable REIT subsidiaries (collectively, the “TRS”) will generally be subject to federal, state, and local income taxes. No provision for federal or state income tax was recorded for the three and nine-month period ended September 30, 2013 as the REIT intends to distribute 100% of its taxable income and the TRS had insignificant pre-tax income. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. The Company established deferred tax liabilities related to book and tax differences of certain assets contributed to the TRS in connection with the formation transactions.

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made in the accompanying condensed consolidated financial statements, since the Company’s profits and losses are reported on the Predecessor’s members’ tax returns. There were no uncertain tax positions as of September 30, 2013 and December 31, 2012.

Equity-Based Compensation

The Company recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

Upon the completion of the IPO, we adopted an equity incentive plan that provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and long term incentive plan (“LTIP”) units and other restricted limited partnership units issued by our operating partnership and other equity-based awards. Equity-based compensation will be recognized as an expense in the financial statements over the vesting period and measured at the fair value of the award on the date of grant. The amount of the expense may be subject to adjustment in future periods depending on the specific characteristics of the equity-based award and the application of ASC 718, Compensation—Stock Compensation.

Earnings Per Share

The Company computes earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling shareholders (after consideration of the earnings allocated to unvested restricted stock shares or units) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested restricted stock shares or units (“participating securities”). Diluted earnings per share is calculated by dividing net income attributable to controlling shareholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Results of Operations

As part of our strategy, since the IPO and in the future, we will be holding a significantly larger portion of the loans or other assets we originate on our balance sheet and we intend to finance these loans and other assets using our capital as well as on balance sheet financings. Thus, we expect over time to see significant increases in both investment interest income and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We also expect to continue our practice of securitizing certain transactions, in which we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. As of September 30, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations was approximately $1.52 billion and the outstanding principal balance of the financing receivables and investments held on our balance sheet was approximately $436 million including approximately $184 million financed by nonrecourse debt for total managed assets of approximately $1.96 billion.

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

Financing receivables and Investments

At September 30, 2013, we held $436.1 million of managed assets on our balance sheet as financing receivables and investments, which consisted of:

	Balance in Millions	Maturity
Floating rate financing receivable, interest rate of 5.89% per annum	$9.9	2013
Fixed-rate financing receivables, interest rates from 2.42% to 5.00% per annum	153.8	2014 to 2038
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	91.2	2013 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 15.22% per annum	93.7	2015 to 2031

Total financing receivables	$348.6

Fixed-rate investment in debt Securities, interest rates of 5.35% to 6.0% per annum	87.5	2017 to 2035

Total Financing Receivables and Investments	$436.1

The table below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost for the three and nine months ended September 30, 2013 and 2012. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity.

	Three Months Ended September 30,
	2013			2012
(In thousands except for interest rate data)	Average Monthly Balance	Interest Income/ Expense	Yield/Rate	Average Monthly Balance	Interest Income/ Expense	Yield/Rate
Financing Receivables (1)	$316,239	$4,581	5.79%	$211,550	$2,927	5.54%
Investments	44,364	599	5.36%	—	—	—%

Total Investments	$360,603	$5,180	5.75%	$211,550	$2,927	5.54%

Debt	$245,850	$2,590	4.21%	$216,329	$2,438	4.51%

Net Investment Spread		$2,590	1.54%		$489	1.03%

Net Investment Margin			2.87%			0.93%

	Nine Months Ended September 30,
	2013			2012
(In thousands except for interest rate data)	Average Monthly Balance	Interest Income/ Expense	Yield/Rate	Average Monthly Balance	Interest Income/ Expense	Yield/Rate
Financing Receivables (1)	$250,591	$10,676	5.68%	$200,901	$8,498	5.64%
Investments	15,032	616	5.36%	—	—	—%

Total Investments	$265,623	$11,292	5.67%	$200,901	$8,498	5.64%

Non Recourse Debt	$207,214	$6,895	4.44%	$205,423	$7,031	4.56%

Net Investment Spread		$4,397	1.23%		$1,467	1.08%

Net Investment Margin			2.21%			0.97%

(1)	Excludes financing receivable held for sale of $21.1 million, which was purchased in September 2013 and securitized in October 2013.

The financing receivables and the debt securities described in the above table are typically collateralized with contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. There were no credit losses during the nine months ended September 30, 2013 and 2012, and no financing receivables were past due, on nonaccrual status, or impaired at September 30, 2013 and December 31, 2012. There was no allowance for credit losses as of September 30, 2013 and December 31, 2012.

The following table provides a summary of our anticipated principal repayments to our financing receivables and investments as of September 30, 2013:

	Payment due by Period (in thousands)
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables (1)	$327,472	$53,812	$136,584	$42,295	$94,781
Investments	$87,525	$1,997	$22,904	$15,649	$46,975

(1)	Excludes financing receivable held for sale of $21.1 million which was purchased in September 2013 and securitized in October 2013

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2013:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables (1)
Payment due by period (in thousands)	$327,472	$10,506	$146,818	$15,974	$154,174
Weighted average yield by period	6.06%	5.88%	7.51%	4.48%	4.85%
Investments
Payment due by period (in thousands)	$87,525	$—	$15,525	$—	$72,000
Weighted average yield by period	5.68%	—%	5.75%	—%	5.67%

(1)	Excludes financing receivable held for sale of $21.1 million which was purchased in September 2013 and securitized in October 2013

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value (in thousands)	Weighted Average Yield
September 30, 2013	$4,220	8.77%
December 31, 2012	$4,639	8.73%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2014 to 2037.

Comparison of the Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012

Net Income

Net income decreased by $4.3 million to $1.9 million for the three months ended September 30, 2013, compared to $6.2 million for the same period in 2012. This decrease was primarily the result of a decrease in other investment revenue of $8.3 million as fee income declined by $9.8 million due to the fees generated from sustainable infrastructure projects in 2012 offset by an increase in gain on securitization of receivables of $1.5 million in the same period in 2013. The decline in other investment revenue was offset by $2.1 million of higher net investment revenue and by a decrease in other expenses of $1.9 million in large part due to higher compensation expense in the same period in 2012 as a result of the higher fee income.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Investment interest income	$5,180	$2,927	$2,253	77.0%
Investment interest expense	(2,590)	(2,438)	(152)	(6.2)%

Net Investment Revenue	2,590	489	2,101	429.7%

Other Investment Revenue:
Gain on securitization of receivables	1,885	342	1,543	451.2%
Fee income	321	10,147	(9,826)	(96.8)%

Other Investment Revenue	2,206	10,489	(8,283)	(79.0)%

Total Revenue, net of investment interest expense	4,796	10,978	(6,182)	(56.3)%

Compensation and benefits	(1,979)	(4,139)	2,160	52.2%
General and administrative	(866)	(1,907)	1,041	54.6%
Depreciation and amortization of intangibles	(61)	(106)	45	42.5%
Other interest expense	—	(61)	61	100.0%
Other income	4	10	(6)	(60.0)%
Unrealized gain on derivative instruments	—	14	(14)	(100.0)%
Gain from equity method investment in affiliate	—	1,436	(1,436)	(100.0)%

Other Expenses, net	(2,902)	(4,753)	1,851	38.9%

Net Income	$1,894	$6,225	$(4,331)	(69.6)%

Net Investment Revenue

Net investment revenue increased to $2.6 million in the three months ended September 30, 2013 from $0.5 million in the same period in 2012. The monthly average balance of investments increased to $360.6 million in the three months ended September 30, 2013 from $211.6 million in the same period in 2012, while the average interest rate earned on these assets increased to 5.75% in the three months ended September 30, 2013 from 5.54% in the same period in 2012, resulting in a $2.3 million increase in investment interest income to $5.2 million from $2.9 million in the same period in 2012.

As we began to utilize our new credit facility, the monthly average debt balance increased in the three months ended September 30, 2013 to $245.9 million compared to $216.3 million in the same period in 2012. Investment interest expense increased to $2.6 million in the three months ended September 30, 2013, compared to $2.4 million in the same period in 2012 while the average debt interest rate decreased to 4.21% in 2013 from 4.51% in 2012.

As a result of the higher investments offset by slightly higher debt, net investment revenue increased to $2.6 million in the three months ended September 30, 2013 from $0.5 million in the same period in 2012.

Other Investment Revenue

Gain on securitization of receivables increased by $1.5 million to $1.9 million for the three months ended September 30, 2013 compared to $0.4 million in the same period in 2012. The increase was the result of increased transaction volume. Fee income decreased by $9.8 million to $0.3 million for the three months ended September 30, 2013 compared to $10.1 million for the three months ended September 30, 2012 as a result of higher advisory fees in 2012 primarily due to sustainable infrastructure transactions in 2012.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense decreased by $6.2 million to $4.8 million in the three months ended September 30, 2013, compared to $11.0 million in the same period in 2012, primarily as a result of the decrease in fee income partially offset by an increase in net investment revenue and gain on securitization of receivables.

Other Expenses, Net

Other expenses, net decreased by $1.9 million to $2.9 million in the three months ended September 30, 2013, compared to $4.8 million in the same period in 2012, primarily as a result of lower compensation and benefits costs of $2.2 million and lower general and administrative expenses of $1.0 million partially offset by lower income from equity method investment in affiliate of $1.4 million.

Compensation costs declined $2.2 million due to higher performance based compensation expense associated with the higher fee income in 2012. General and administrative expenses also declined by $1.0 million to $0.9 million in the three months ended September 30, 2013 from $1.9 million in the same period in 2012, primarily due to higher professional fees in 2012 related to the sustainable infrastructure transactions. The decrease in income from equity method investment in affiliate of approximately $1.4 million in 2012 to $0 in the three months ended September 30, 2013 is a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Company’s previous owners.

Comparison of the Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012

Net (Loss) Income

We recorded a net loss of $5.1 million for the nine months ended September 30, 2013, compared to $3.7 million of income in the same period in 2012. This decrease was primarily the result of a decrease in other investment revenue of $9.0 million due to the fees generated from sustainable infrastructure projects in 2012. An increase in net investment revenue of $2.9 million resulting from the strategy of increasing the investments held on the balance sheet was offset by a $2.6 million increase in other expenses, net. The increase in other expenses, net was largely the result of a one-time compensation charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Investment interest income	$11,292	$8,498	$2,794	32.9%
Investment interest expense	(6,895)	(7,031)	136	1.9%

Net Investment Revenue	4,397	1,467	2,930	199.7%

Other Investment Revenue:
Gain on securitization of receivables	2,770	1,972	798	40.5%
Fee income	1,249	11,093	(9,844)	(88.7)%

Other Investment Revenue	4,019	13,065	(9,046)	(69.2)%

Total Revenue, net of investment interest expense	8,416	14,532	(6,116)	(42.1)%

Compensation and benefits	(10,422)	(6,632)	(3,790)	(57.1)%
General and administrative	(2,793)	(3,276)	483	14.7%
Depreciation and amortization of intangibles	(277)	(326)	49	15.0%
Other interest expense	(56)	(204)	148	72.5%
Other income	18	38	(20)	(52.6)%
Unrealized gain on derivative instruments	15	44	(29)	(65.9)%
Loss from equity method investment in affiliate	—	(485)	485	(100.0)%

Other Expenses, net	(13,515)	(10,841)	(2,674)	(24.7)%

Net (Loss) Income	$(5,099)	$3,691	$(8,790)	(238.1)%

Net Investment Revenue

Net investment revenue increased by $2.9 million to $4.4 million for the nine months ended September 30, 2013, compared to $1.5 million in the same period in 2012. The monthly average balance of investments increased to $265.6 million for the nine months ended September 30, 2013 from $200.9 million in the same period in 2012, while the average interest rate earned on these assets increased slightly to 5.67% for the nine months ended September 30, 2013 from 5.64% in the same period in 2012, resulting in a $2.8 million increase in investment interest income.

As we began to utilize our new credit facility, the monthly average debt balance increased in the nine months ended September 30, 2013 to $207.2 million compared to $205.4 million in the same period in 2012. Investment interest expense decreased slightly to $6.9 million for the nine months ended September 30, 2013, compared to $7.0 million in 2012 due to a lower average cost of debt of 4.44% in 2013 as compared to 4.56% in 2012.

As a result of the higher investment interest income and slightly lower interest expense, net investment revenue increased by $2.9 million for the nine months ended September 30, 2013 compared to the same period in 2012.

Other Investment Revenue

Gain on securitization of receivables increased by $0.8 million to $2.8 million for the nine months ended September 30, 2013 compared to $2.0 million in the same period in 2012. Fee income decreased by approximately $9.8 million to $1.3 million for the nine months ended September 30, 2013 compared to $11.1 million for the nine months ended September 30, 2012 as a result of higher advisory fees in 2012 primarily due to sustainable infrastructure transactions in 2012.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense declined by $6.1 million to $8.4 million for the nine months ended September 30, 2013 as compared to $14.5 million in the same period in 2012 as growth in net investment revenue of $2.9 million was offset by lower fee income included in the decline in other investment revenue totaling $9.0 million.

Other Expenses, Net

Other expenses, net increased by $2.7 million to $13.5 million in the nine months ended September 30, 2013, compared to $10.8 million in the same period in 2012, primarily as a result of increased compensation costs of $3.8 million. The increase in compensation costs was due to non-cash stock based compensation charges of $6.6 million in 2013, including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of the IPO and formation transactions, offset by a decline in higher performance based compensation expense associated with the higher fee income in 2012. The increased compensation costs were offset by lower general and administrative expenses which declined by $0.5 million to $2.8 million in the nine months ended September 30, 2013 and the elimination of the loss from equity method investment in affiliate of $0.5 million in 2012 as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Company’s previous owners.

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

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way. We believe that our investors also use Core Earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of Core Earnings is useful to (and expected by) our investors.

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

We have calculated our Core Earnings for the three months ended September 30, 2013 and for the period from our IPO to September 30, 2013. The table below provides a reconciliation of our net income to Core Earnings:

	For the Three Months Ended September 30,		For the Period from April 23, 2013 to September 30,
	2013	Per Share	2013	Per Share
	(in thousands, except per share amounts)
Net income (loss) attributable to controlling shareholders	$1,842	$0.11	$(3,129)	$(0.20)
Adjustments attributable to controlling shareholders(1):
Non-cash equity-based compensation charge	438		6,446
Amortization of intangibles	49		100
Non-cash provision for taxes	—		—

Core Earnings(2)	$2,329	$0.14	$3,417	$0.21

(1)	Includes only the portion of the adjustment that is allocated to the controlling shareholders.
(2)	Core Earnings per share is based on 16,529,881 shares for the three months ended and 16,377,392 shares for the nine months ended September 30, 2013, which represent the weighted average number of fully-diluted shares outstanding including participating securities, excluding the minority interest in the Operating Partnership as the income attributable to the minority interest is also excluded.

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

The following is a reconciliation of our GAAP financing receivables and investments to our managed assets as of September 30, 2013 and December 31, 2012 and our GAAP income from financing receivables to our investment income from managed assets for the nine months ended September 30, 2013 and 2012:

	As of September 30,	As of December 31,
	2013	2012
	(In thousands)
Financing receivables	$348,610	$191,399
Investments	87,525	—
Assets held in securitization trusts	1,524,360	1,431,635

Managed Assets	$1,960,495	$1,623,034

	Nine Months ended September 30,
	2013	2012
	(In thousands)
Investment interest income	$11,292	$8,498
Income from assets held in securitization trusts	64,245	65,891

Investment Income from Managed Assets	$75,537	$74,389

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

Prior to the IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of September 30, 2013, the outstanding principal balance of our managed assets financed through the use of securitizations and held in non-consolidated trusts was approximately $1.5 billion. In some cases, certain of our transactions are accounted for as financings and the assets together with the corresponding nonrecourse debt are carried on our balance sheet. The outstanding principal balance of financing receivables held on our balance sheet and financed by nonrecourse debt was approximately $184 million.

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

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future sustainable infrastructure projects, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations. For more information, see “Dividends”.

Sources and Uses of Cash

We had $24.2 million and $8.0 million of unrestricted cash and cash equivalents as of September 30, 2013 and December 31, 2012, respectively.

Cash Generated from Operating Activities

Net cash used in operating activities was $1.4 million for the nine months ended September 30, 2013, driven primarily by the Net loss of $5.1 million offset by non-cash stock based compensation expense of $6.6 million. Approximately $3.0 million of cash was used to acquire the held for sale financing receivables and to pay accounts payable, accrued expenses and other items including accrued costs incurred in connection with the IPO.

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2012. The company’s net income of $3.7 million and non-cash items such as losses from our equity method investment of $0.5 million, change in securitization assets of $0.5 million and depreciation and amortization of $0.3 million were partially offset by payments of $2.0 million related to accrued liabilities and other items.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $197.8 million for the nine months ended September 30, 2013. Cash of $89.7 million and $87.5 million were used to acquire financing receivables and investments, respectively and $38.9 million was set-aside in restricted cash to be used to pay for future funding obligations associated with the new investments. These cash outlays were offset by $18.1 million of principal collections on financing receivables held on our balance sheet.

Net cash used in investing activities was $37.5 million for the nine months ended September 30, 2012. Cash of $94.5 million was used for new investments in finance receivables held on our balance sheet partially offset by $45.2 million of principal collections on financing receivables held on our balance sheet. A $14.3 million distribution from an equity method affiliate was offset by a $2.9 million investment in the same affiliate. .

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $215.3 million for the nine months ended September 30, 2013. The IPO resulted in net proceeds of $160.1 million. Total borrowings were $113.1 million with borrowings from the new credit facility of $84.0 million and non-recourse borrowings of $29.1 million. Payments of $37.3 million and $4.3 million were made on non-recourse debt and on the credit facilities, respectively, and $6.8 million was paid on deferred funding obligations. A dividend of $1.0 million was paid and $8.4 million was used on deferred transactions costs associated with the new credit facility. The transaction costs will be amortized as a component of interest expense over the 60-month term of the agreement.

Net cash provided by financing activities was $47.9 million for the nine months ended September 30, 2012. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $95.3 million versus repayments on the nonrecourse debt of $45.7 million during the period. In addition, principal repayments of $1.7 million were made on the credit facility.

Credit Facility

In July 2013, through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”), we entered into a $350.0 million senior secured revolving credit facility. The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings that we entered into, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings that we enter into, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. Together with certain of our subsidiaries, we have guaranteed the obligations of the borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty dated July 19, 2013, and (y) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to LIBOR plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%.

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

We incurred approximately $8.4 million of costs associated with the Loan Agreements that have been capitalized and are being amortized over the 60-month term of the agreement. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require the Company to maintain the following covenants:

Covenant	Covenant Threshold	As of September 30, 2013
Minimum Liquidity (defined as available borrowings under the facilities plus unrestricted cash divided by borrowings under the facility) of greater than	5%	32%
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0	N/A
Maximum Debt to Equity Ratio of less than:	4 to 1	1 to 1

As of September 30, 2013, $83.8 million was outstanding under the Loan Agreement and the Company was in compliance with all Loan Agreement Covenants. For purposes of the Maximum Debt to Equity Ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

The Company repaid its Predecessor’s credit facility and a related interest rate swap in April 2013 from the proceeds of the IPO. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging. The swap was recorded in accounts payable and accrued expenses in the condensed consolidated balance sheets. We had no outstanding balance under the Predecessor’s credit facility as of September 30, 2013. We owed $4.2 million under the Predecessor’s credit facility as of December 31, 2012.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of September 30, 2013, we employed 22 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

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

We have an agreement to complete a clean energy transaction of approximately $28 million that is expected to be completed by December 31, 2013.

In December 2012, we distributed the common equity interest our Predecessor held in HA EnergySource to the owners of the Predecessor. Prior to and as part of the transaction, the Board of Directors of the Predecessor approved a $3.4 million capital commitment to HA EnergySource to be used by HA EnergySource for general corporate purposes, future investments or dividends to HA EnergySource owners. We recorded an obligation representing our $3.4 million capital commitment to HA EnergySource as of December 31, 2012 in other accrued expenses. As of September 30, 2013, this obligation has been paid in full. The Company no longer has an equity ownership in HA EnergySource or EnergySource and does not have an obligation to provide additional funding.

The following table provides a summary of our contractual obligations as of September 30, 2013:

	Payment due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
Long-Term Debt Obligations (1)	$187,788	$43,216	$64,750	$23,940	$55,882
Interest on Long-term Debt Obligations (1)	47,312	8,408	10,966	7,365	20,573
Credit Facility	83,837	70	—	83,767	—
Interest on Credit Facility	7,644	1,518	3,176	2,950	—
Deferred Funding Obligation	77,194	70,559	6,635	—	—
Operating Lease Obligations	2,246	247	491	521	987

Total	$406,021	$124,018	$86,018	$118,543	$77,442

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $5.7 million and $6.8 million for the nine months ended September 30, 2013 and 2012, respectively. Interest paid on the credit facilities was $0.2 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

As described under “Securitization of Receivables” in note 2 of the Company’s financial statements, we have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $5.5 million as of September 30, 2013 that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

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

Our Board of Directors declared the following dividends in 2013:

Announced Date	Record Date	Pay Date	Amount per share	Frequency
8/8/13	8/20/13	8/29/13	$0.06	Quarterly
11/7/13	11/18/13	11/22/13	$0.14	Quarterly

Book Value Considerations

At September 30, 2013, and at December 31, 2012, we carried only our retained interests in securitized receivables, financing receivables held for sale and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $21.1 million of financing receivables held for sale and the $4.2 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of September 30, 2013, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2013 and December 31, 2012, the estimated fair value of our fixed rate nonrecourse debt was $199.4 million and $212.7 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our July 2013 credit facility is a variable rate loan. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest rate expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility.

We record the residual asset portion of our securitization assets at fair value, which was $4.2 million as of September 30, 2013 and $4.6 million as of December 31, 2012. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of September 30, 2013.

Liquidity and Concentration Risk

The majority of the assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of September 30, 2013, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking the IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “Fair Value Measurements—Concentration of Credit Risk” above.

Commodity Price Risk

Investments in sustainable infrastructure projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like renewable energy. In addition, certain of our projects reduce the use of the commodity so the impact of a reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects where repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has been only one incident of realized loss, amounting to approximately $7.0 million (net of recoveries) on the more than $4.3 billion of transactions we originated since 2000, which represents an aggregate loss of less than 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

It em 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” beginning on page 22 of our prospectus dated April 17, 2013, filed with the SEC in accordance with Rule 424(b) of the Securities Act on April 18, 2013, which is accessible on the SEC’s website at www.sec.gov.

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

The net proceeds of the IPO were contributed to the Operating Partnership in exchange for 97.3% of the operating partnership units (“OP units”) of Hannon Armstrong Sustainable Infrastructure, L.P. (our “Operating Partnership”). The net proceeds of the IPO were used to retire existing nonrecourse debt of approximately $18.5 million, repay our prior credit facility and interest rate swap of approximately $3.7 million and fund the restricted cash related to investments of approximately $28 million. The remaining net proceeds were used to pay for new investments. Of the $110 million of the initial investments in transactions disclosed in the Registration Statement, we have completed approximately $93 million of these transactions. We expect to close the remaining $17 million balance in future periods.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Form of Articles of Amendment and Restatement.(1)

3.2	Form of Bylaws.(2)

3.3	Form of Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure Partnership, L.P. (3)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (4)

10.1	PF Loan Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, each lender from time to time party hereto and Bank of America, N.A.

10.2	PF Continuing Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, Hannon Armstrong Capital, LLC and HAT Holdings I LLC.

10.3	PF Limited Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, Hannon Armstrong Capital, LLC and HAT Holdings I LLC.

10.4	G&I Loan Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, each lender from time to time party hereto and Bank of America, N.A.

10.5	G&I Continuing Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, Hannon Armstrong Capital, LLC and HAT Holdings I LLC.

10.6	G&I Limited Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, Hannon Armstrong Capital, LLC and HAT Holdings I LLC.

10.7	Form of PF and G&I Security Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC and The Bank of New York Mellon.

10.8	Form of PF and G&I Pledge Agreement and Security Agreement, dated as of July 19, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(2)	Incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(3)	Incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-11 (Commission File Number 333-186711)
(4)	Incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-11 (Commission File Number 333-86711)
*	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 7, 2013	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel Chairman, Chief Executive Officer and President

Date: November 7, 2013	/s/ J. Brendan Herron
J. Brendan Herron Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Chief Accounting Officer)