Form 10-K
period 2013-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2014-03-18
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1347456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1906 Towne Centre Blvd Suite 370 Annapolis, MD	21401
(Address of principal executive offices)	(Zip Code)

(410) 571-9860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock (excluding unvested restricted stock) held by non-affiliates of the registrant was $170.3 million based on the closing sales price of the registrant’s common stock on Friday, June 28, 2013 as reported on the New York Stock Exchange.

On March 14, 2014, the registrant had a total of 15,892,927 shares of common stock, $0.01 par value, outstanding (excluding unvested restricted stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2014 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

- i -

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the state of government legislation, regulation and policies that support energy efficiency, clean energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, clean energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, clean energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Annual Report on Form 10-K. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART I

In this Annual Report on Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Annual Report on Form 10-K as our “Operating Partnership.” Hannon Armstrong Capital, LLC, a Maryland limited liability company, the entity that operated our historical business prior to the consummation of our initial public offering on April 23, 2013 (our “IPO”) and which we refer to as the “Predecessor”, became our subsidiary upon consummation of our IPO. To the extent any of the financial data included in this Annual Report on Form 10-K is as of a date or from a period prior to the consummation of our IPO, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our company’s results of operations, cash flows or financial position following the completion of the IPO.

Item 1. Business.

GENERAL

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources.

We began our business more than 30 years ago, and since 2000, using our direct origination platform, we have provided or arranged over $4.5 billion of financing in more than 475 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States. From our IPO in April 2013 to December 31, 2013, we have completed approximately $632 million of sustainable infrastructure transactions.

Our management team has extensive industry knowledge and long-standing relationships with leading originators, institutional investors and other intermediaries in the markets we target. We originate many of our investment opportunities through our relationships with global industrial companies that develop and install sustainable infrastructure projects, such as Chevron, Honeywell International, Ingersoll-Rand, Johnson Controls, Schneider Electric, Siemens and United Technologies as well as a number of U.S. utility companies. We also utilize relationships with a variety of key intermediaries such as investment banks, private equity and infrastructure funds, other institutional investors and industry service providers, to complement our origination and financing activities.

Our strategy in undertaking our IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial and structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. We believe we pioneered the securitization of energy efficiency assets in 2000 through the creation of the Hannon Armstrong Multi-Asset Infrastructure Trust (“Hannie Mae”). By utilizing the net proceeds from our IPO and our anticipated continued access to the public markets, our strategy is to hold a significantly larger portion of the loans or other assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings.

We provide and arrange debt and equity financing primarily for three types of sustainable infrastructure projects:

•	Energy Efficiency Projects: projects, typically undertaken by energy services companies (“ESCOs”), which reduce a building’s or facility’s energy usage or cost through the design and installation of improvements to various building components, including heating, ventilation and air conditioning (“HVAC”) systems, lighting, energy controls, roofs, windows and/or building shells;

•	Clean Energy Projects: projects that deploy cleaner energy sources, such as solar, wind, geothermal and biomass as well as natural gas; and

•	Other Sustainable Infrastructure Projects: projects, such as water or communications infrastructure, that reduce energy consumption, positively impact the environment or make more efficient use of natural resources.

A number of macro-economic and geopolitical trends and other factors are increasing the demand for the sustainable infrastructure projects we finance. According to a January 2013 report from McKinsey & Co., entitled Infrastructure productivity: How to save $1 trillion a year, an estimated $57 trillion in infrastructure investment is needed (using constant 2010 dollars) between 2013 and 2030, a 60% increase from the historical spending. Spending on power and water infrastructure accounts for approximately 42% of the required investment. This report also identified the cost and availability of financing as a key challenge in maintaining the present level of infrastructure investment.

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As of December 31, 2013, approximately 96% of the transactions held on our balance sheet are considered investment grade.

From April 23, 2013, the date of our IPO, through December 31, 2013, we completed approximately $632 million of transactions, of which $299 million are held on our balance sheet, $286 million were securitized, $19 million represented the repayment of existing notes and $28 million were held for sale. Approximately 62% of these transactions financed energy efficiency projects, approximately 32% financed clean energy projects, while the remaining 6% financed other sustainable infrastructure projects. The transactions that are held on our balance sheet have an average transaction size of approximately $19 million, a weighted average remaining life as of December 31, 2013 of approximately 11 years and are typically secured by the installed improvements that are the subject of the financing.

As of December 31, 2013, our on-balance sheet portfolio, from which we earn investment income, was approximately $468 million. Approximately 94% of our portfolio consisted of fixed rate loans, direct financing leases or debt securities with the remaining 6% of our portfolio consisting of floating rate debt. Approximately 55% of our on-balance sheet portfolio consisted of U.S. federal government obligations, 16% of our portfolio consisted of obligations of state or local governments or other institutions such as hospitals or universities and 29% were commercial obligations. In total, as of December 31, 2013, we managed approximately $2.1 billion of assets, which consisted of our on-balance sheet portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.1 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investment, as well as research on the market and sponsor. Our pipeline consists of projects for which we will either be the lead funding provider or projects in which we will participate that are originated by other institutional investors or intermediaries. As of December 31, 2013, our pipeline consisted of more than $2.0 billion in new financing opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

In connection with our IPO, we entered into a series of formation transactions that resulted in the Predecessor becoming a wholly owned subsidiary of our Operating Partnership subsidiary and changed our organizational structure in order to allow us to continue our business as a REIT. We intend to elect, and operate our business so as to qualify, to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ending December 31, 2013. We also intend to operate our business in a manner that will permit us to maintain our exception from registration as an investment company under the 1940 Act.

INVESTMENT STRATEGY

We provide financing to a large and diverse market of sustainable infrastructure projects. We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment.

We provide and arrange debt and equity financing for energy efficiency projects, which reduce their energy usage or cost of energy use. We often work with ESCOs, which design and install improvements to various building components, including HVAC systems, lighting, energy controls, roofs, windows and/or building shells. We are assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our financing is generally also secured by the installed improvements.

We also provide debt and equity financing for projects that deploy cleaner energy sources, such as solar, wind, geothermal and biomass as well as natural gas. We focus on financing clean energy projects that use proven technology and that have contractually committed agreements with high credit quality utilities or large electricity users to enter into power purchase agreements under which the utility or user purchases the power produced by the project at a minimum price with potential price escalators. These projects are building or facility specific and may be combined with other energy efficiency projects or are standalone projects designed to sell power to electric utilities or large users. Developers, including many of the ESCOs, acquire a specific site and the applicable permits and negotiate the construction and maintenance contracts and the power purchase agreement.

We provide debt and equity financing for other sustainable infrastructure projects such as water or communications infrastructure that reduce energy consumption, positively impact the environment or make more efficient use of natural resources. We intend to invest in other sustainable infrastructure projects that provide an essential public service or benefit to society, that have a strategic competitive advantage, demonstrate inelastic demand characteristics or have contractually committed revenues and have a low sensitivity to cyclical volatility. We primarily target developers and infrastructure funds that have projects with long-term contractually committed revenues.

We seek to manage the diversity of our portfolio of financings by, among other factors, project type, type of financing, commitment size, geography, obligor and maturity. In addition, we seek to manage the diversity of the underlying properties by, among other factors, technology type and manufacturer. Our target mix of projects that we hold on our balance sheet is expected over time to range from approximately 30% to 50% energy efficiency projects, 30% to 50% clean energy projects and 15% to 25% other sustainable infrastructure projects. As of December 31, 2013, approximately 45% of our portfolio financed energy efficiency projects; approximately 36% financed clean energy projects; and the remaining 19% financed other sustainable infrastructure projects. Our target mix of assets held on our balance sheet is expected over time to range from 85% to 95% debt financings and 5% to 15% equity financings. We will not invest more than 15% of our assets in any individual project without the consent of a majority of our independent directors. We will adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exception from registration as an investment company under the 1940 Act.

We believe that our long history of financing sustainable infrastructure projects, the experience, expertise and relationships of our management team, the anticipated credit strength of the obligors of our financings and the size and growth potential of our market, position us well to capitalize on our strategy and provide attractive risk-adjusted returns to our stockholders over the long term, through both distributions and capital appreciation.

FINANCING STRATEGY

We use borrowings as part of our financing strategy to increase potential returns to our stockholders. Prior to our IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. In securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of December 31, 2013, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.6 billion. In addition, we have financed our business through fixed rate nonrecourse debt where the debt is match-funded with corresponding fixed rate yielding assets. As of December 31, 2013, we had outstanding approximately $160 million of this match funded debt, all of which was consolidated on to our balance sheet. We expect to continue to use securitizations and nonrecourse match-funded borrowings to finance our business. We also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

Since our IPO, we have broadened our financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. In addition, in December 2013, we issued a $100 million, 2.79% fixed rate on-balance asset backed nonrecourse notes that mature in 2019. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions saved by the technologies that secured the financing. For further information on the revolving credit facility, asset backed nonrecourse notes, and our nonrecourse match funded nonrecourse debt, see the Credit Facility and Nonrecourse Debt sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources and Uses of Cash.”

We also plan to use other fixed and floating rate borrowings in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, as well as additional securitizations and match funded arrangements, as a means of financing our business. The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and portfolio management considerations, as well as prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financings arrangements.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Prior to our IPO, we financed our transactions with U.S. federal government obligors with more than 95% debt. Our current policy is to maintain a debt to equity ratio of less than two to one across our overall portfolio, exclusive of securitizations which are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt, and as of December 31, 2013, this debt to equity ratio was approximately 1.2 to 1.

We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the target leverage, to the extent that our board of directors approves a material permanent change to our leverage policy, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.

CORPORATE GOVERNANCE

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually;

•	our board of directors has determined that four of our five directors are independent for purposes of the NYSE corporate governance listing standards and Rule 10A-3 under the Exchange Act;

•	one of our directors qualifies as an “audit committee financial expert” as defined by the SEC;

•	we have opted out of the control share acquisition statute in the Maryland General Corporations Law (the “MGCL”) and have exempted from the business combinations statute in the MGCL transactions that are approved by our board of directors; and

•	we do not have a stockholder rights plan.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics policy. This policy, which covers a wide range of business practices and procedures, that applies to our officers, directors, employees and independent contractors. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that set forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Business Conduct and Ethics with our Audit Committee or our General Counsel.

We have adopted a Statement of Corporate Policy Regarding Equity Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information.

Our business is managed by our senior management team, subject to the supervision and oversight of our board of directors. Our directors stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. Our independent directors meet regularly in executive sessions without the presence of our officers.

COMPETITION

We compete against a number of parties, including other specialty finance companies, savings and loan associations, banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, utilities, project developers, governmental bodies, public entities established to own infrastructure assets and other entities. We compete primarily on the basis of service, price, structure and flexibility as well as the breadth and depth of our expertise. We may at times compete, and at other times partner or work as a participant, with alternative financing sources.

We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside financing provider. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our sustainable infrastructure projects.

Some of our competitors are significantly larger, have greater access to greater capital and other resources or enjoy other advantages in comparison to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or the need to maintain an exemption from registration as an investment company under the 1940 Act) that we face.

We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise, and that the market for opportunities in sustainable infrastructure projects is underserved by traditional commercial banks and other financial sources. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. An increase in competition among competing providers of financing could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. For additional information concerning these competitive risks, see “Risk Factors—We operate in a competitive market and future competition may impact the terms of the financing we offer.”

EMPLOYEES; STAFFING

As of December 31, 2013, we employed 22 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy.

OUR EXECUTIVE OFFICERS

Our executive officers and other significant employees and their ages are as follows:

Jeffrey W. Eckel, 55, is one of our directors and was with the Predecessor as president and chief executive officer since 2000. He serves as our president, chief executive officer, and chairman of our board of directors. Mr. Eckel is a member of the board of directors of HA Energy Source Holdings LLC (“HA EnergySource”). He previously held senior executive positions such as chief executive officer of EnergyWorks, LLC and Wärtsilä Power Development. In 2014, he was elected to the board of directors of the Alliance To Save Energy. He also was appointed the chairman of the Maryland Clean Energy Center in 2011 and as a member of the Johns Hopkins Environmental, Energy, Sustainability and Health Institute’s advisory council in 2013. Mr. Eckel has over 30 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses. We believe Mr. Eckel’s extensive experience in managing companies operating in the energy sector and expertise in financing energy assets make him qualified to serve as our president and chief executive officer and as chairman of our board of directors.

J. Brendan Herron, 53, has served in a variety of roles at the Predecessor and its affiliates from 1994 to 2005, has been a senior vice president from 2011 to 2013 and serves as an executive vice president and our chief financial officer. Mr. Herron has over 20 years of experience in structuring, executing and operating infrastructure and technology investments. From 2006 to 2011, Mr. Herron was the vice president of Corporate Development & Strategy for Current Group, LLC, a provider of smart grid technology to electric utilities. He presently serves, and served from 2010 to 2011 on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee. Prior to joining the Predecessor, Mr. Herron served in financial and strategy roles at the U.S. corporate office of Aggregate Industries PLC. Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations. We believe Mr. Herron’s financial background, extensive experience in infrastructure and technology investments and expertise in energy infrastructure make him qualified to serve as our chief financial officer.

Steven L. Chuslo, 56, has been with the Predecessor as general counsel since 2008 and serves in that role and as an executive vice president. Mr. Chuslo is responsible for all internal governance matters and is actively involved in structuring, developing, negotiating and closing transactions. He has more than 23 years experience in the fields of securities, commercial finance and energy development, U.S. federal regulation and project finance. From 2006 to 2008, Mr. Chuslo was the senior legal and finance advisor to the Assistant Secretary of the U.S. Department of Energy Office of Energy Efficiency and Renewable Energy. Prior to this, he worked as a legal consultant to the office of the general counsel for AOL, Inc. from 2004 to 2006. He was General Counsel to EnergyWorks, LLC, from 1996 to 2001. Mr. Chuslo was an associate attorney for Chadbourne & Parke, LLP from 1994 to 1995, practicing in the power project finance group and earlier with Davis Polk & Wardwell LLP from 1990 to 1994, practicing in the corporate finance group. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst in 1982 and a Juris Doctorate from the Georgetown University Law Center in 1990.

Daniel K. McMahon, CFA, 42, has been with the Predecessor since 2000 in a variety of roles, most recently as a senior vice president since 2007 and serves us as a senior vice president. Mr. McMahon is responsible for raising capital and sourcing capital markets transactions. He has played a role in analyzing, negotiating and structuring investments, as well as raising funds on both a corporate level and for over 400 transactions with a value in excess of $4 billion during his tenure at Hannon Armstrong. Mr. McMahon has 16 years of experience in the financial services sector, having previously worked with T. Rowe Price from 1997 to 2000 He holds Series 24, 63 and 79 securities licenses.

        Nathaniel J. Rose, CFA, 36, has been with the Predecessor since 2000, in a variety of roles, most recently as a senior vice president since 2007, and serves as our senior vice president and chief investment officer. Mr. Rose is presently responsible for structuring and analyzing our projects. He has been involved with a vast majority of our transactions since 2000. He earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the Certified Public Accountant examination. He holds a Series 79 securities license.

M. Rhem Wooten Jr., 54, has been with the Predecessor as a managing director since October 2010 and serves as an executive vice president. Mr. Wooten has worked in the energy industry for more than 30 years, and has extensive experience in project development, commodity trading/risk management and project finance. Mr. Wooten previously held a number of senior management positions, including serving as President of Duke Energy Corporation’s domestic and international independent power production affiliates from 1988 to 1996, as Managing Director, origination and operations of Duke/Louis Dreyfus from 1996-1997, chief executive officer of Merchant Energy Group of the Americas (MEGA) from 1997 to 2000, as president and chief executive officer of Pradium, Inc. from 2000 to 2001 and as president of Allied Syngas Corporation from 2004 to 2010. Mr. Wooten received a Bachelor of Science degree in Business Administration from the University of North Carolina-Chapel Hill in 1981. He holds a Series 79 securities license.

AVAILABLE INFORMATION

We maintain a website at www.hannonarmstrong.com. Information on our website is not incorporated by reference in this Annual Report on Form 10-K. We will make available, free of charge, on our website (a) our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) director independence standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401, (410) 571-9860.

Item 1A. Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. Please also refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business and Our Industry

Our business depends in part on U.S. federal, state and local government policies and a decline in the level of government support could harm our business.

The projects we finance typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of clean energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to clean energy having recently expired), tax deductions, bonus depreciation as well as federal grants and loan guarantees. Incentives provided by state governments may include renewable portfolio standards, which specify the portion of the power utilized by local utilities that must be derived from clean energy sources such as renewable energy. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from clean energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure.

Governmental agencies and other owners of real estate frequently depend on these policies and incentives to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced or not extended beyond their current expiration dates the demand for, and the returns available from, the financing we provide may decline, which could harm our business. Changes in government policies, support and incentives, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on the financings we provide.

U.S. federal, state and local government entities are major participants in the sustainable infrastructure industry and their actions could be adverse to our projects or our company.

The projects we finance are, and will continue to be, subject to substantial regulation by U.S. federal, state and local governmental agencies. For example, many projects require government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage in setting their contractual and regulatory relationships with third parties. In addition, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If the projects we finance fail to obtain or comply with applicable regulations, permits or contractual obligations, they could be prevented from being constructed or subjected to monetary penalties or loss of operational rights, which could negatively impact project operating results and the returns on the financings we provide.

Contracts with government counterparties that support the projects we finance may be more favorable to the government counterparties compared to commercial contracts with private parties. For example, a lease, concession or general service contract may enable the government to modify or terminate the contract without requiring the payment of adequate compensation. Typically, our contracts with government counterparties contain termination provisions including prepayment amounts. In most cases, the prepayment amounts provide us with amounts sufficient to repay the financing we have provided, but may be less than amounts that would be payable under “make whole” provisions customarily found in commercial lending arrangements.

In addition, government counterparties also may have the discretion to change or increase regulation of project operations, or implement laws or regulations affecting project operations, separate from any contractual rights they may have. These actions could adversely impact the efficient and profitable operation of the projects we finance.

Government entities may also suspend or debar contractors from doing business with the government or pursue various criminal or civil remedies under various government contract regulations. Our ability to originate new financings could be adversely affected if one or more of the ESCOs with whom we have relationships with are so suspended or debarred.

Changes in the terms of energy savings performance contracts could have a material and adverse impact on our business.

We derive a significant amount of our income from the assignment to us of payment streams under energy savings performance contracts with property owners, including government customers, in which the scope and cost of improvements and services are specified. While U.S. federal, state and local government rules governing such contracts vary, such rules may, for example, permit the funding of such contracts through long-term financing arrangements, permit long-term payback periods from the savings realized through such contracts, allow units of government to exclude debt related to such contracts from the calculation of their statutory debt limitation, allow for award of contracts on a “best value” instead of “lowest cost” basis and allow for the use of sole source providers. To the extent these rules become more restrictive in the future, our ability to provide financing to support these projects could be adversely impacted, which could harm our business. Changes in these rules, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on the financings we provide.

A change in the fiscal health, level of appropriations or budgets of U.S. federal, state and local governments could reduce demand for the projects we finance and the financing we provide.

Although the energy efficiency financings we provide do not normally require direct governmental appropriations and instead are generally paid for out of general operating and maintenance appropriations based on the energy and operating savings derived from the improved facility, a significant decline in the fiscal health, level of appropriations or budgets of government customers may make it difficult or undesirable for them to make existing payments or to enter into new energy efficiency improvement projects. This could have a material and adverse effect on the repayment of our financings for existing projects and on our ability to originate new financings for projects. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects. For example, an increase in money set aside for government expenditures for energy efficiency projects may reduce demand for financing.

In addition, to the extent we provide financings for projects that involve direct appropriations funding, we will depend on approval of the necessary spending for the projects. The repayment of the financing we provide to any such project could be adversely affected if appropriations for any such projects are delayed or terminated.

Many of our projects depend on revenues from relevant contractual arrangements.

Many of the projects we finance rely on revenue or repayment from contractual commitments of end-customers. There is a risk that these customers will default under their contracts. We cannot provide assurance that one or more of such customers will not default on their obligations or that such defaults will not have a material and adverse effect on the project’s operations, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy, insolvency or other liquidity constraints of one or more customers may reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.

Certain of our projects with contractually-committed revenues or other sources of repayment under a small number of long term contracts will be subject to re-contracting risk in the future. We cannot provide assurance that these contracts can be re-negotiated once their terms expire on equally favorable terms or at all. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operation and prospects could be materially and adversely affected.

Revenues at some of the projects we finance depend on reliable and efficient metering, or other revenue collection systems, which are often specified in the contract. There is a risk that, if one or more of such projects are not able to operate and maintain the metering or other revenue collection systems in the manner expected, if the operation and maintenance costs, are greater than expected, or if the customer disputes the output of the revenue collection system, the ability of the project to repay or provide a return to us on the financing we have provided could be materially and adversely affected.

Because our business depends to a significant extent upon relationships with key industry players, our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We will rely to a significant extent on our relationships with key industry players in the markets we target. We originate investment opportunities through our relationships with various parties, including global industrial companies or U.S. utility companies, which develop and install sustainable infrastructure projects. In addition to the net proceeds from past and future offerings, we have traditionally financed our business by accessing the securitization or syndication market, primarily utilizing our relationships with insurance companies and commercial banks. We also maintain other relationships, which complement our origination and financing activities, with a variety of key intermediaries such as investment banks, private equity and infrastructure funds, other institutional investors and industry service providers. Our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business. In addition, individuals and entities with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

We are exposed to the credit risk of ESCOs and others.

While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in projects we finance that do not depend on funding from the U.S. federal government. We increasingly target such projects as part of our strategy. We seek to mitigate this credit risk by employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

If the cost of energy generated by traditional sources of energy declines, demand for the projects we finance may decline.

Many traditional sources of energy such as coal, petroleum based fuels and natural gas are highly influenced by the price of underlying or substitute commodities. While we believe the potential for rising or increasingly volatile commodity prices and inflation will spur investment in our industry, decreases in such prices may reduce the demand for energy efficiency projects or other projects, including clean energy facilities, that do not rely on traditional energy sources. For example, we believe the current low prices in natural gas may reduce the demand for other projects like clean energy which are a substitute for natural gas. Technological progress in electricity generation or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects we finance, which could harm our new business origination prospects. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our financing could adversely impact our operating results.

If the market for various types of sustainable infrastructure projects or the financings techniques related to such projects do not develop as we anticipate, new business generation in this target area would be adversely impacted.

The market for various types of sustainable infrastructure projects such as clean energy projects and commercial office building energy efficiency projects are emerging and rapidly evolving, leaving their future success uncertain. Similarly, various financing techniques, such as using taxable debt for state and local energy efficiency financings, are emerging and the future success of these financing techniques is also uncertain. If some or all of these market segments or financing techniques prove unsuitable for widespread commercial deployment or if demand for such projects fails to grow sufficiently, the demand for the financing solutions we expect to provide to these markets may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects, including general and local economic conditions, commodity prices of traditional energy sources, the cost-effectiveness of such projects, performance and reliability of such technologies compared to conventional power sources and technologies, the extent of government subsidies to support sustainable infrastructure and regulatory developments in the power and natural resource industries. In addition, clean energy projects rely on electric and other types of transmission lines, pipelines and facilities owned and operated by third parties to obtain their inputs or distribute their output. Any substantial access barriers to these lines and facilities could make projects which depend on them more expensive, which could adversely impact the demand for such projects and the financing we provide.

Clean energy and other sustainable infrastructure projects are subject to performance risks that could impact the repayment of and the return on the financings we provide.

Clean energy and other sustainable infrastructure projects are subject to various construction and operating delays and risks that may cause them to incur higher than expected costs or generate less than expected amounts of output such as electricity in the case of a clean energy project. These risks include construction delays, a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable equipment or parts; labor shortages; less than expected supply of a project’s source of clean energy, such as geothermal steam or biomass; or a faster than expected diminishment of such supply. Any extended interruption in the project’s construction or operation, any cost overrun or failure of the project for any reason to generate the expected amount of output, could have a material adverse effect on the repayment of and the return on the financings we provide.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of clean energy and energy efficiency systems that may significantly reduce demand for systems that use our financing.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and clean energy systems. This could result in a significant reduction in the potential demand for such systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use clean energy and energy efficiency systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems that use our financing.

Some projects we finance rely on net metering and related policies to improve project economics which if over-turned could impact repayment of loans to such projects.

Many state have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other clean energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their clean energy system and is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. The ability and willingness of customers to pay for clean energy systems which benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may impact the demand for, or the repayment of, our financing for such clean energy systems.

Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as clean energy projects may be subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act or other regulations that regulate the sale of electricity, which may adversely affect the profitability of such projects.

Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as clean energy projects may be “qualifying facilities” that are exempt from regulation as public utilities by the Federal Energy Regulatory Commission, (the “FERC”) under the Federal Power Act, (the “FPA”) while certain other such projects may be subject to rate regulation by the FERC under the FPA. FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities, and can entitle such facilities to enter into power purchase agreements with local utilities, from which the qualifying facilities benefit. Changes to these U.S. federal laws and regulations could increase our regulatory burdens and costs, and could reduce our revenue. In addition, modifications to the pricing policies of utilities could require sustainable infrastructure projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects we finance are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any changes in the rates projects owners are permitted to charge could raise credit risks in the clean energy projects we finance.

In addition, the operation of, and electrical interconnection for, our sustainable infrastructure projects may be subject to U.S. federal, state or local interconnection and federal reliability standards, some of which are set forth in utility tariffs. These standards and tariffs specify rules, business practices and economic terms to which the projects we finance are subject and which may impact on a project’s ability to deliver the electricity it produces or transports to its end customer. The tariffs are drafted by the utilities and approved by the utilities’ state and U.S. federal regulatory commissions. These standards and tariffs change frequently and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which the projects render services to their customers.

In addition, under certain circumstances, we may also be subject to the reliability standards of the North American Electric Reliability Corporation. If project owners fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties, which could also raise credit risks for, or lower the returns available from, the sustainable infrastructure projects we finance.

Unfavorable publicity or public perception of the industries in which we operate could adversely impact our operating results and our reputation.

The sustainable infrastructure industry, including various forms of clean energy receive significant media coverage that, whether or not directly related to our business or our projects, can adversely impact our reputation and the demand for our financing solutions. Similarly, negative publicity or public perception of the broader energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our financial solutions and our projects’ services. Any reduction in demand for sustainable infrastructure projects or for the financing we provide could damage our reputation or could have a material adverse effect on our results of operations and business prospects.

Future litigation or administrative proceedings could have a material and adverse effect on our business, financial condition and results of operations.

We may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In addition, we may be subject to legal proceedings or claims arising out of the projects we finance. Adverse outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the projects we finance, which could adversely impact the repayment of or the returns available under the financing we provide.

We operate in a competitive market and future competition may impact the terms of the financing we offer.

We compete against a number of parties who may provide alternatives to our financings including specialty finance companies, savings and loan associations, banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, utilities, independent power producers, project developers, pension funds, governmental bodies, public entities established to own infrastructure assets and other entities. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our sustainable infrastructure projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on the financing we provide or we may be forced to bear greater risks of loss. A portion of our competitive advantage stems from the fact that portions of the market for opportunities in sustainable infrastructure projects is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this market could force us to accept less attractive terms on the financings we provide. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.

Currently, we participate in a significant portion of the economics of a limited number of projects, which could subject us to a risk of loss if any of these projects defaults.

From April 23, 2013, the date of our IPO, through December 31, 2013, we completed approximately $632 million of transactions, of which $299 million are held on our balance sheet, $286 million were securitized, $19 million represented the repayment of existing notes and $28 million were held for sale. Approximately 62% of these transactions financed energy efficiency projects, approximately 32% financed clean energy projects, while the remaining 6% financed other sustainable infrastructure projects. The transactions that are held on our balance sheet have an average transaction size of approximately $19 million, a weighted average remaining life as of December 31, 2013 of approximately 11 years and are typically secured by the installed improvements that are the subject of the financing. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects.

Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.

The volume and timing of our originations are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for sustainable infrastructure projects. As a result of such fluctuations, we may occasionally experience fluctuations in the timing of new investments or declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Risks Related to Our Assets

Interest rate fluctuations and increases in interest rates could adversely affect the value of our assets which could result in reduced earnings or losses and negatively affect our profitability.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Many of the financings we provide pay a fixed rate of interest or a fixed preferential return.

With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with our borrowings to increase; (3) the value of our fixed rate or fixed return investments to decline; and (4) the value of our interest rate swap agreements to increase, to the extent we enter into such agreements as part of our hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our investments; (2) prepayments on our investments, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the value of our fixed rate or fixed return investments to increase; and (5) the value of our interest rate swap agreements to decrease, to the extent we enter into such agreements as part of our hedging strategy. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

Turbulent market conditions could significantly and negatively impact the liquidity of our assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. To the extent that we utilize leverage to finance our purchase of assets that are or become illiquid, the negative impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We may experience a decline in the fair value of our assets.

A decline in the fair market value of our securitization assets, assets held for sale, or other assets which we may carry at fair value in the future, may require us to recognize an “other-than-temporary” impairment (“OTTI”) against such assets under generally accepted accounting principles in the United States (“U.S. GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient for a forecasted market price recovery to rise to or beyond the cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be OTTI. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.

Some of the assets in our portfolio may be recorded at fair value (as determined in accordance with our pricing policy as approved by our board of directors) and, as a result, there could be be uncertainty as to the value of these assets.

The financings we provide and the other assets we hold are not publicly traded. The fair value of assets that are not publicly traded may not be readily determinable. As required under and in accordance with U.S. GAAP, we record certain of our assets at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of these assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging in recent periods as market events have made valuations of certain assets more difficult, unpredictable and volatile.

We may not realize income or gains from our assets, which could cause the value of our common stock to decline.

We seek to provide attractive risk-adjusted returns to our stockholders. However, our assets may not appreciate in value and, in fact, may decline in value, and the loans and other financings we provide or acquire may default or not perform in accordance with our expectations. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Most of our assets are not rated which may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

Most of our assets are not rated by any rating agency and we expect that many of the assets we originate and acquire in the future will not be rated by any rating agency. Although we intend to focus on sustainable infrastructure projects with high credit quality obligors, some of the projects or obligors that we finance, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative investments.

Any credit ratings assigned to our assets or obligors are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

To the extent the assets we hold or their underlying obligors are rated by credit rating agencies, such assets will be subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any ratings will not be changed or withdrawn in the future. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our assets or the underlying obligors in the future, the value of these assets could significantly decline and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

The debt financings we provide are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

The debt financings we provide are subject to risks of delinquency, foreclosure and loss. In many cases, the ability of a borrower to repay our financing is dependent primarily upon the successful development, construction and operation of the underlying project. If the cash flow of the project is reduced, the borrower’s ability to repay the debt financing we provide may be impaired. We make certain estimates regarding project cash flows or savings during our underwriting of such loans. These estimates may not prove accurate, as actual results may vary from estimates. The cash flows or cost savings of a project can be affected by, among other things: the terms of the power purchase or other use agreements used in such project; the creditworthiness of the power off-taker or project user; the technology deployed; unanticipated expenses in the development or operation of the project and changes in national, regional or local economic conditions; and environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under the debt financings we provide, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the debt financing, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a project owner or other borrower, the loan to such borrower will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure proceedings against a project can be an expensive and lengthy process which could have a substantial negative effect on our anticipated return on the foreclosed loan.

We generally do not control the projects that we finance.

Although the covenants in our financing or equity documentation generally restrict certain actions that may be taken by project owners, we generally do not control the projects we finance. As a result, we are subject to the risk that the project owner may make business decisions with which we disagree or take risks or otherwise act in ways that do not serve our interests.

Our sustainable infrastructure projects may incur liabilities that rank equally with, or senior to, our investments in such projects.

We provide a range of financing structures, including various types of debt and equity securities, senior and subordinated loans, mezzanine debt, preferred equity and common equity. Our projects may have, or may be permitted to incur, other liabilities or equity preferences that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be, including with respect to grants of collateral. By their terms, such instruments may entitle the holders to receive payment of interest, principal payments or equity distributions on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an entity to which we have provided financing, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instrument in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project.

Our mezzanine loans are generally subject to losses.

We may make or acquire mezzanine loans, which are loans made to project owners for sustainable infrastructure projects that are secured by pledges of the borrower’s ownership interests in the project and/or the project owner. These mezzanine loans may be subordinate to senior secured loans on the project or to the returns required by the tax equity investor in the project but senior to the project owner’s equity in the project. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our mezzanine financing, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our mezzanine loan. In addition, mezzanine loans are by their nature structurally subordinated to more senior project level financings, and in some case, to tax equity investors. If a borrower defaults on our mezzanine loan, on its obligations to the tax equity investor or on debt senior to our loan, or if a borrower declares bankruptcy, our mezzanine loan will be satisfied only after the project level debt or tax equity and other senior debt is paid in full. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Our subordinated and mezzanine debt and equity investments, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may make subordinated and mezzanine debt and equity investments which may fail to be repaid or appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the success of the project in which we make such investments. Subordinated and mezzanine debt and equity investments involve a number of significant risks, including:

•	subordinated and mezzanine debt and any equity investment we make in a project could be subject to further dilution as a result of the issuance of additional debt or equity interests and to serious risks because subordinated and mezzanine debt are subordinate to other indebtedness and in some cases, project tax equity and equity interests are subordinate to all indebtedness (including trade creditors) and any senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;

•	to the extent that a project in which we invest requires additional capital and is unable to obtain it, we may not recover our investment; and

•	in some cases, subordinated and mezzanine debt will not pay current interest or principal or equity investments will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the project in which we invest. The project may face unanticipated costs or delays or may not generate projected cash flows which could lead to the project generating lower rates of return than we expected when we decided to fund the project. Further, many projects in which we make subordinated and mezzanine debt or equity investments will be subject to competitive risks and to volatility in commodity prices including the price of energy. Even if the project is successful, our ability to realize the value of our investment may be dependent on our ability to renew commercial contracts for a project or on the occurrence of a liquidity event.

We may invest in joint ventures that subject us to additional risks.

Some of our projects may be structured as joint ventures, partnerships and securitization, syndication and consortium arrangements. Part of our strategy is to participate with other institutional investors in consortiums and in partnerships on various sustainable infrastructure transactions. These arrangements are driven by the magnitude of capital required to complete acquisitions and the development of sustainable infrastructure projects and other industry-wide trends that we believe will continue. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise failing to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us.

Joint ventures, partnerships and securitization, syndication and consortium investments generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, decisions relating to the underlying operations, including decisions relating to the management, operation and the timing and nature of any exit, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, such operations may be subject to the risk that the project owners may make business, financial or management decisions with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

In addition, we anticipate that some of our joint ventures, partnerships, securitization or syndication or consortium arrangements may subject the sale or transfer of our interests in these projects to rights of first refusal or first offer, tag along rights or drag along rights and some agreements provide for buy-sell or similar arrangements. Such rights may be triggered at a time when we may not want them to be exercised and such rights may inhibit our ability to sell our interest in an entity within our desired time frame or on any other desired basis.

Some of the projects we finance may require substantial operating or capital expenditures in the future.

Many of the projects we finance are capital intensive and require substantial ongoing expenditures for, among other things, additions and improvements, and maintenance and repair of plant and equipment related to project operations. Any failure to make necessary operating or capital expenditures could adversely impact project performance. In addition, some of these expenditures may not be recoverable from current or future contractual arrangements.

The use of real property rights that we acquire or are used for our sustainable infrastructure projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to us.

The projects we finance often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. The rights to use the land can be obtained through freehold title, leases and other rights of use. Although we believe that the real property rights we acquire or our projects we finance have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, the rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest or our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.

We may in the future invest in land or leasehold interests that are used by clean energy projects. Such investments will be concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

One consequence of a limited number of real property investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. If a clean energy project fails to make rental payments, elects to terminate its leases prior to or upon their expiration or does not renew its lease, and we cannot re-lease the land on satisfactory terms, or if the clean energy project were to experience financial problems or declare bankruptcy, it would have a material adverse effect on our financial performance and our ability to make dividend payments to our stockholders. In addition, since clean energy projects are often concentrated in certain states, we would also be subject to any adverse change in the political or regulatory climate in those states or specific counties where such properties are located that could adversely affect our properties and our ability to lease such properties.

Performance of projects we finance may be harmed by future labor disruptions and economically unfavorable collective bargaining agreements.

A number of the projects we finance could have workforces that are unionized or that in the future may become unionized and, as a result, are required to negotiate the wages, benefits and other terms with many of their employees collectively. If these projects were unable to negotiate acceptable contracts with any of their unions as existing agreements expire, they could experience a significant disruption of their operations, higher ongoing labor costs and restrictions on their ability to maximize the efficiency of their operations, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, in some jurisdictions where our projects have operations, labor forces have a legal right to strike which may have a negative impact on our business, financial condition and results of operations, either directly or indirectly, for example if a critical upstream or downstream counterparty was itself subject to a labor disruption which impacted the ability of our projects to operate.

The projects we finance rely on third parties to manufacture quality products or provide reliable services in a timely manner and the failure of these third parties could cause project performance to be adversely affected.

The projects we finance typically rely on third parties to select and manage various equipment and service providers. These third parties may be responsible for choosing vendors, including equipment suppliers and subcontractors. Project success often depends on third parties who are capable of installing and managing projects and structuring contracts that provide appropriate protection against construction and operational risks. In many cases, in addition to contractual protections and remedies, project owners may seek guaranties, warranties and construction bonding to provide additional protection.

The warranties provided by the third parties and, in some cases, their subcontractors, typically limit any direct harm that results from relying on their products and services. However, there can be no assurance that a supplier or subcontractor will be willing or able to fulfill its contractual obligations and make necessary repairs or replace equipment. In addition, these warranties generally expire within one to five years or may be of limited scope or provide limited remedies. If projects are unable to avail themselves of warranty protection or receive the expected protection under the terms of the guaranties or bonding, we may need to incur additional costs, including replacement and installation costs, which could adversely impact the repayment of or the returns available under the financing we provide.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our assets.

Under various U.S. federal, state and local laws, an owner or operator of a project may become liable for the costs of removal of certain hazardous substances released from the project or any underlying real property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect an owner’s ability to sell a contaminated project or borrow using the project as collateral. To the extent that a project owner becomes liable for removal costs, the ability of the owner to make payments to us may be reduced.

We may acquire real property rights and typically have title to projects or their underlying real estate assets underlying our equity financings, or, in the course of our business, we may take title to a project or its underlying real estate assets relating to one of our debt financings, and, in these cases, we could be subject to environmental liabilities with respect to these assets. To the extent that we become liable for the removal costs, our results of operation and financial condition may be adversely affected. The presence of hazardous substances, if any, may adversely affect our ability to sell the affected real property or the project and we may incur substantial remediation costs, thus harming our financial condition.

Our insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.

Although the projects we finance generally have insurance, supplier warranties, subcontractors performance assurances such as bonding and other risk mitigation measures, the proceeds of such insurance, warranties, bonding or other measures may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

Risks Related to Our Company

We may change our operational policies (including our investment guidelines, strategies and policies) with the approval of our board of directors but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to acquisitions, dispositions, growth, operations, compensation, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders at any time. We may change our investment guidelines, investment process in relation to the identification and underwriting of prospective financings and our strategy at any time with the approval of our board of directors but without the consent of our stockholders, which could result in our making or originating investments that are different in type from, and possibly riskier than, the investments initially contemplated. In addition, our charter provides that our board of directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our management and employees depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our investment process and our asset and financial management and reporting are dependent on our present and future communications and information systems. Any failure or interruption of these systems could cause delays or other problems in our originating, financing, investing, asset and financial management and reporting activities, which could have a material adverse effect on our operating results.

We may seek to expand our business internationally, which will expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.

We generate a significant portion of our revenue from operations in the United States, and although we are engaged in overseas projects for the U.S. federal government, we currently derive a small amount of revenue from outside of the United States. We may seek to expand our revenue and projects outside of the United States in the future. These operations will be subject to a variety of risks that we do not face in the United States, including risk from changes in foreign country regulations, infrastructure, legal systems and markets. Other risks include possible difficulty in repatriating overseas earnings and fluctuations in foreign currencies.

Our overall success in international markets will depend, in part, on our ability to succeed in different legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we decide to do business. Our failure to manage these risks successfully could harm our international projects, reduce our international income or increase our costs, thus adversely affecting our business, financial condition and operating results.

We may seek to expand our business in part through future acquisitions

As we grow our business, we may find opportunities to use acquisitions of companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. There are a number of risks associated with any acquisition and we may not achieve our goals in making an acquisition. Any future acquisitions that we may make could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Risks Relating to Regulation

We cannot at the present time predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take various actions to address the financial crisis. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any.

Loss of our 1940 Act exception would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends.

We conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on a non-consolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We conduct our businesses primarily through our subsidiaries and our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we hold or may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on a non-consolidated basis. Certain of our subsidiaries rely on or will rely on an exception from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities which are not primarily engaged in issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and which are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exception generally requires that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets and at least another 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Consistent with guidance published by the SEC staff, we intend to treat as qualifying assets for this purpose loans secured by projects for which the original principal amount of the loan did not exceed 100% of the value of the underlying real property portion of the collateral when the loan was made. We intend to treat as real estate-related assets non-controlling equity interests in joint ventures that own projects whose assets are primarily real property. In general, with regard to our subsidiaries relying on Section 3(c)(5)(C), we rely on other guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

In addition, one or more of our subsidiaries qualifies for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities which are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and which are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. These exceptions generally require that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets that meet the requirements of the exception. We intend to treat energy efficiency loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and clean energy and other sustainable infrastructure projects or improvements as qualifying assets for purposes of these exceptions. In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(A) or (B), to rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets under the exceptions.

Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(A), (B) or (C) exceptions periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their exceptions. Qualification for exceptions from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of these subsidiaries to make loans that are not secured by real property or that do not represent part or all of the sales price of merchandise, insurance, and services.

There can be no assurance that the laws and regulations governing the 1940 Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing the scope of the exception from registration under Section 3(c)(5)(C) of the 1940 Act. Any additional guidance from the SEC or its staff from this process or in other circumstances could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we or our subsidiaries fail to maintain an exception from the 1940 Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company, (2) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of common stock.

We have not requested the SEC or its staff to approve our treatment of any company as a majority-owned subsidiary and neither the SEC nor its staff has done so. If the SEC or its staff were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we would need to adjust our strategy and our assets in order to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the 1940 Act.

If the market value or income potential of our assets changes as a result of changes in interest rates, general market conditions, government actions or other factors, we may need to adjust the portfolio mix of our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exception from the 1940 Act. If changes in asset values or income occur quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of the assets we may own. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Because we expect to distribute substantially all of our taxable income to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We may need additional capital to fund our growth. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to incur additional debt or raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If additional funds are not available to us, we could be forced to curtail or cease new asset originations and acquisitions, which could have a material adverse effect on our business and financial condition.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to determining the fair value of our assets. These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. In addition, because our company has a limited operating history, we have in some of these areas limited experience in making these estimates, judgments and assumptions and the risk of future charges to income may be greater than if we had more experience in these areas. Any such charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Risks Related to Borrowings

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.

We use leverage to finance our sustainable infrastructure projects. In the past, our business has been financed primarily through the use of securitizations. We continue to use securitizations to finance our business. However, since the IPO we have used our $350 million senior secured revolving credit facility that we entered into in July 2013 and the proceeds from our $100 million asset backed nonrecourse notes and going forward, our financing sources may also include other fixed and floating rate borrowings in the form of new bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private debt issuances. For further information on our credit facility and nonrecourse debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Sources and Uses of Cash.”

Weakness in the financial markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders, potential lenders or institutional investors to be unwilling or unable to provide us with financing or participate in securitizations or could increase the costs of that financing or securitization. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from the assets acquired. Increases in our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.

Borrowing rates are currently at historically low levels that may not be sustained in the long run. As any short term borrowing agreements we enter into mature, we will be required either to enter into new borrowings or to sell certain of our assets. In addition, our credit facility has rates that adjust on a frequent basis based on prevailing interest rates and we will have to refinance the remaining balance of our asset backed securitization when it matures in 2019. An increase in short-term interest rates would reduce the spread between the returns on our assets and the cost of our borrowings. This would adversely affect the returns on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders. In addition, because short-term borrowings including repurchase agreements and warehouse facilities are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our financing of sustainable infrastructure projects and/or dispose of assets. We will face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance.

We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder approval.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Prior to our IPO, we financed our transactions with U.S. federal government obligors with more than 95% debt. Our current policy is to maintain a debt to equity ratio of less than two to one across our overall portfolio, exclusive of securitizations which are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match-funded nonrecourse debt, and as of December 31, 2013, this debt to equity ratio was approximately 1.2 to 1. However, our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has discretion to deviate from or change our leverage policy at any time, which could result in an investment portfolio with a different risk profile. Moreover, we have more limited experience dealing with debt financings with obligors other than U.S. federal government agencies as well as with equity financings and we may apply too much leverage to our assets or use the wrong kinds of financings to leverage our assets.

The use of securitizations and special purpose entities would expose us to additional risks.

We presently hold, and to the extent that we securitize loans in the future, we anticipate that we will often hold the most junior certificates or the residual value associated with a securitization. As a holder of the most junior certificates or residual value, we are more exposed to losses on the underlying collateral because the equity interest we retain in the securitization vehicle would be subordinate to the more senior notes issued to investors and we would, therefore, absorb all of the losses up to the value of our junior certificates of residual value sustained with respect to the underlying assets before the owners of the notes experience any losses. In addition, the inability to securitize our portfolio or assets within our portfolio could hurt our performance and our ability to grow our business.

We also use various special purpose entities to own and finance our sustainable infrastructure projects. These subsidiaries incur various types of debt, which can be used to finance one or more projects. This debt is typically structured as nonrecourse debt, which means it is repayable solely from the revenue from the projects financed by the debt and is secured by such projects’ physical assets, major contracts and cash accounts and in some cases, a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically nonrecourse to us, we make certain representations and warranties to the nonrecourse debt holder, the breach of which may require us to make payments to the lender. We may also from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in our losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.

Our existing credit facility and nonrecourse debt contain, and any future financing facilities may contain, covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our existing $350 million senior secured revolving credit facility contains, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our nonrecourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets which secure the debt. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility and —Nonrecourse Debt.”

The covenants and restrictions included in our existing credit facility do, and the covenants and restrictions to be included in any future financing facilities may, restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments, originations or acquisitions;

•	make distributions on or repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	reduce liquidity below certain levels;

•	grant liens;

•	incur operating losses for more than a specified period; and

•	enter into transactions with affiliates.

Our nonrecourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financing facilities, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. We also expect our financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Although as of December 31, 2013, we were in compliance with all of the covenants in our existing credit facility and nonrecourse debt, a default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline and adversely affect our ability to qualify, or remain qualified, as a REIT. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail the returns on our assets.

We will have to refinance our asset-backed nonrecourse notes at the end of the term in 2019. The failure to be able to refinance such debt or an increase in interest rates of such refinancing could have a material impact on our business.

Our asset-backed securitization entered into in December 2013 matures in 2019. At the time that it matures, it is estimated that the remaining unamortized principal balance on the loan will be approximately $57 million and that the assets we own that secure the debt will have a carrying value of $80 million. If we are unable to refinance our debt, or if the terms of any available refinancing are not favorable to us, we may be forced to liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline.

If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term, or if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will lose money on our repurchase transactions.

If we engage in repurchase transactions, we will generally sell loans or other financings to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders will be obligated to resell the same financings back to us at the end of the term of the transaction. Because the cash we will receive from the lender when we initially sell the financing to the lender is less than its value (this difference is the haircut), if the lender defaults on its obligation to resell the same loans back to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no other change in value). We would also lose money on a repurchase transaction if the value of the underlying loans has declined as of the end of the transaction term, as we would have to repurchase the loans for their initial value but would receive loans worth less than that amount. We may also be forced to sell assets at significantly depressed prices to meet margin calls, post additional collateral and maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code (the “Bankruptcy Code”). Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. We expect that our repurchase agreements will contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay, which could ultimately reduce the amounts we could otherwise recover.

Risks Related to Hedging

We may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

We have limited experience hedging the interest rate risk of our assets and such hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

We have limited experience hedging the interest rate risk of our assets, as the holders of the notes issued by trusts or vehicles and collateralized by our projects historically managed this risk. However, as part of our strategy of retaining a larger portion of the economics in the financings we originate and subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	our hedging strategies may be poorly designed or improperly executed resulting from our limited experience hedging the interest rate risk of our assets;

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through taxable REIT subsidiaries, or “TRSs”), to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

•	our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

In addition, over-the-counter swaps entered into to hedge interest rates involve risk since they often are not traded on regulated exchanges or cleared through a central counterparty. We would remain exposed to our counterparty’s ability to performance perform its obligations under each such interest rate swap and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that interest rate swap, we may lose any unrealized gain associated with the interest rate swap and the hedged liability would cease to be hedged. While we would seek to terminate the relevant swap transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant interest rate swap on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy.

Furthermore, our interest rate swaps are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of swaps. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely impact its results of operations.

In particular, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike over-the-counter swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over over-the-counter swaps. It is expected that margin requirements will be introduced for over-the-counter swaps during the next 12-18 months which will exceed the margin requirements, and the cost to us, over cleared swaps. The margin regulations for both cleared and uncleared swaps are also expected to limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce us to change or reduce its use of hedging transactions.

If we choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

We may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions. We may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the Accounting Standards Codification, or ASC, Topic 815 definition of a derivative (such as short sales), we fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to pursue, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Risks Related to Our Common Stock

There can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount and make it difficult for holders of our common stock to sell their shares.

Our common stock is listed on the NYSE. However, there can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock.

Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	changes in the mix of our financing products and services, including the level of securitizations or fee income in any quarter;

•	actual or perceived conflicts of interest with individuals, including our executives;

•	our ability to arrange financing for projects;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	seasonality in construction and in demand for our financial solutions;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the sustainable infrastructure industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	commodity price changes;

•	interest rate changes;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;

•	changes in governmental policies, regulations or laws;

•	failure to qualify, or maintain our qualification, as a REIT or failure to maintain our exception from registration as an investment company under the 1940 Act;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

Market factors unrelated to our performance could also negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets can affect the market value of our common stock.

Common stock and preferred stock eligible for future sale may have adverse effects on our share price.

Subject to applicable law, our board of directors, without stockholder approval, may authorize us to issue additional authorized and unissued shares of common stock and preferred stock on the terms and for the consideration it deems appropriate. In addition, in connection with the formation transactions, we issued 1,771,777 shares of our common stock and our Operating Partnership issued 462,375 OP units to holders of membership interests in the Predecessor. In connection with the formation transactions we entered into a registration rights agreement which granted registration rights to those persons who received common stock (including common stock issuable upon exchange of OP units) in our formation transactions.

On January 2, 2014, we and certain holders of the registration rights agreed to delay the requirement to file the resale registration statement until we are eligible to file a short-form registration statement on Form S-3. Under the terms of the partnership agreement of our Operating Partnership, holders of OP units have the right to cause the Operating Partnership to purchase their OP units for cash in an amount equal to the average of the closing trading price of a share of our common stock for the ten trading days before the day on which the redemption notice is given to our Operating Partnership, or, at our option, by issuing shares of our common stock on a one-for-one basis. However, in exchange for the agreement to delay the filing of the resale registration statement, we agreed that until the resale registration statement is effective, we will not exercise our right under the partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units and instead will redeem such OP units for cash effective January 2, 2014, in accordance with the terms of the partnership agreement.

In certain circumstances, the registration rights agreement also requires us to provide piggyback and underwritten offering demand rights to those holders who will receive common stock (including common stock issuable upon exchange of OP units) in our formation transactions.

We will bear the expenses incident to these registration requirements except that we will not bear the costs of (i) any underwriting fees, discounts or commissions, (ii) out-of-pocket expenses of the persons exercising the registration rights, (iii) transfer taxes, or (iv) fees and disbursements of legal counsel to the selling stockholders in excess of $25,000 (as well as fees and disbursements from more than one firm of attorneys for all selling stockholders). We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales, on the market price of our common stock. Sales of substantial amounts of common stock or the perception that such sales could occur may adversely affect the prevailing market price for our common stock.

We cannot assure you of our ability to make distributions in the future. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to qualify, and maintain our qualification, as a REIT under the Internal Revenue Code. Our current policy is to pay quarterly distributions, which on an annual basis will equal all or substantially all of our taxable income. In the event that our board of directors authorizes distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.

Our ability to make distributions may be adversely affected by a number of factors. Therefore, although we anticipate making quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. Our board of directors will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt and preferred stock covenants, maintenance of our REIT qualification, applicable provisions of the MGCL and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:

•	our ability to make profitable investments and loans;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in shares of our common stock.

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.

Our present debt, and any future debt securities, would rank senior to our common stock. Such debt securities are, and likely will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Our management has limited prior experience operating a REIT or a public company and therefore may have difficulty in successfully and profitably operating our business, or complying with regulatory requirements.

Prior to the completion of our IPO, our management had no experience operating a REIT or a public company. As a result, we cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies as a public company, or comply with regulatory requirements applicable to public companies.

Our business could be harmed if key personnel terminate their employment with us.

Our success depends, to a significant extent, on the continued services of Jeffrey Eckel, Brendan Herron, Steven Chuslo, Rhem Wooten, Nate Rose and the other members of our senior management team. Upon completion of our IPO and our formation transactions, several of our officers, including Jeffrey Eckel, our chief executive officer, Brendan Herron, our executive vice president and chief financial officer, Steven Chuslo, our executive vice president and general counsel, Rhem Wooten, our executive vice president, and Nate Rose, our senior vice president and chief investment officer, entered into new employment agreements with us. These employment agreements provide for an initial four year term of employment. Notwithstanding these agreements, there can be no assurance that any or all of these members of our senior management team will remain employed by us. Other than a policy of $5 million which we maintain for Mr. Eckel, we do not maintain key person life insurance on any of our officers. The loss of services of one or more members of our senior management team, particularly, could harm our business and our prospects.

Conflicts of interest could arise as a result of our structure.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with our management. At the same time, we have fiduciary duties, as a general partner, to our Operating Partnership and to our limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties, as the general partner, to our Operating Partnership and our partners may come into conflict with the duties of our directors and officers to us.

Unless otherwise provided for in the relevant partnership agreement, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest.

Additionally, the partnership agreement of our Operating Partnership expressly limits our liability by providing that neither we, as the general partner of the Operating Partnership, nor any of our directors or officers, will be liable or accountable in damages to our Operating Partnership, its limited partners or their assignees for errors in judgment, mistakes of fact or law or for any act or omission if the general partner, director or officer, acted in good faith. In addition, our Operating Partnership is required to indemnify us, our affiliates and each of our and their respective officers, directors, employees and agents to the fullest extent permitted by applicable law against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, provided that our Operating Partnership will not indemnify any such person for (1) willful misconduct or a knowing violation of the law, (2) any transaction for which such person received an improper personal benefit in violation or breach of any provision of the partnership agreement of our Operating Partnership, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

The provisions of Delaware law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement of our Operating Partnership that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement of our Operating Partnership.

Certain provisions of Maryland law could inhibit changes in control.

Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, statutory share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five-year prohibition, any business combination between us and an interested stockholder generally must be recommended by our board of directors and approved by the affirmative vote of at least (1) 80% of the votes entitled to be cast by holders of outstanding shares of our voting stock and (2) two thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super-majority vote requirements do not apply if, among other conditions, our common stockholders receive a minimum price, as defined under the MGCL, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by a board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has by resolution exempted business combinations between us and (1) any other person, provided, that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), (2) the Predecessor and its affiliates and associates as part of our formation transactions and (3) persons acting in concert with any of the foregoing. As a result, any person described in the preceding sentence may be able to enter into business combinations with us that may not be in the best interests of our stockholders, without compliance by our company with the supermajority vote requirements and other provisions of the statute. There can be no assurance that our board of directors will not amend or revoke the exemption at any time.

The “control share” provisions of the MGCL provide that, subject to certain exceptions, a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquiror of control shares, our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

The “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our board of directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, some of which (for example, a classified board) we do not yet have. Our charter contains a provision whereby we have elected to be subject to the provisions of Title 3, Subtitle 8 of the MGCL, pursuant to which our board of directors has the exclusive power to fill vacancies on our board of directors. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter permits our board of directors to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our board of directors may, without common stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our board of directors may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions not in your best interests.

Our charter eliminates the liability of our present and former directors and officers to us and our stockholders for money damages to the maximum extent permitted under Maryland law. Under Maryland law, our present and former directors and officers will not have any liability to us or our stockholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the director or officer that was established by a final judgment and was material to the cause of action adjudicated.

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, and each person who served any predecessor of our company, including the Predecessor, in a similar capacity, to the maximum extent permitted by Maryland law, in connection with the defense of any proceeding to which he or she is made, or threatened to be made, a party or a witness by reason of his or her service to us or our predecessor. In addition, we may be obligated to pay or reimburse the expenses incurred by such persons in connection with any such proceedings without requiring a preliminary determination of their ultimate entitlement to indemnification.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our stockholders to effect changes to our management.

Our charter provides that, subject to the rights of holders of any series of preferred stock, a director may be removed with or without cause upon the affirmative vote of holders of at least two thirds of the votes entitled to be cast generally in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our stockholders.

Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our capital stock, the outstanding shares of any class or series of our preferred stock or the outstanding shares of our common stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has granted a waiver from this ownership limit which permits certain entities affiliated with MissionPoint HA Parallel Fund, L.P. to collectively hold up to 1,500,000 shares of our outstanding common stock.

We have recently become subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

Upon the completion of our IPO, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and, after we are no longer an “Emerging Growth Company” for purposes of the JOBS Act, our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. To the extent applicable, these reporting and other obligations place or will place significant demands on our management, administrative, operational, internal audit and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. We believe that we have in place, or will have in place at the end of any applicable phase-in periods permitted by the NYSE, the SEC and the JOBS Act, accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Pursuant to the JOBS Act, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies for so long as we are an “emerging growth company.”

We are an “emerging growth company” as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an “emerging growth company.” We would cease to be an “emerging growth company” if we have more than $1 billion in annual gross revenues, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. If we do take advantage of any or all of these exceptions, we cannot predict if some investors will find our common stock less attractive because we will rely on these exemptions. The result may be a less active trading market for our common stock and our stock price may be more volatile.

Risks Related to Our Taxation as a REIT

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code, and our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local tax, which would negatively impact the results of our operations and reduce the amount of cash available for distribution to our stockholders.

We have been organized and we intend to operate in a manner that will enable us to qualify as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT and remain so qualified, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

We intend to continue to treat a substantial portion of our existing assets and any similar assets that we may in the future have an interest in as qualifying real estate assets for purposes of the REIT asset tests, and intend to continue to treat the income derived from such assets as interest income qualifying under the 75% gross income test. We received a private letter ruling from the Internal Revenue Service (“IRS”) relating to our ability to treat certain of our assets as qualifying REIT assets to the extent they fall within the scope of such private letter ruling. We are entitled to rely upon this ruling for those assets which fit within the scope of the ruling only to the extent that we have the legal and contractual rights described therein and did not misstate or omit in the ruling request a relevant fact and that we continue to operate in the future in accordance with the relevant facts described in such request, and no assurance can be given that we will always be able to do so.

If we were not able to treat the interest income that we receive as qualifying income for purposes of the REIT gross income tests, we would be required to restructure the manner in which we receive such income and we may realize significant income that does not qualify for the REIT 75% gross income test, which could cause us to fail to qualify as a REIT. In addition, our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis in accordance with existing REIT regulations and rules and interpretations thereof. Moreover, the IRS, new legislation, court decisions or other administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, while we intend to operate so that we will qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would negatively impact the results of our operations and decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.

Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets. The remainder of our investment in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, securities of a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

REIT distribution requirements could adversely affect our ability to execute our business plan and may require us to incur debt or sell assets to make such distributions.

In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.

In addition, differences in timing between the recognition of taxable income, our U.S. GAAP income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on debt securities or interests in debt securities before we receive any payments of interest or principal on such assets, and there may be timing differences in the accrual of such interest and discount income for tax purposes and for U.S. GAAP purposes.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, any TRSs we own will be subject to U.S. federal, state and local corporate income or franchise taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRSs. Any taxes paid by such TRSs would decrease the cash available for distribution to our stockholders.

The failure of assets subject to a repurchase agreement to be considered owned by us or a mezzanine loan to qualify as a real estate asset may adversely affect our ability to qualify as a REIT.

We may enter into repurchase agreements under which we will nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase the sold assets. We believe that we will be treated for U.S. federal income tax purposes as the owner of the assets that are the subject of any such agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

To the extent we acquire debt instruments in the secondary market for less than their face amount, the amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. We expect to accrue market discount on the basis of a constant yield to maturity of a debt instrument. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt instrument were assured of ultimately being collected in full. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. In addition, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter. Although we do not presently intend to, we may, in the future, acquire debt investments that are subsequently modified by agreement with the borrower. If such amendments are “significant modifications” under the applicable Treasury Regulations, we may be required to recognize taxable income as a result of such amendments. Finally, we may be required under the terms of indebtedness that we incur with private lenders to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a loan is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property securing the loan based on a fraction, the numerator of which is the value of such real property, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedure 2011-16, interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal. The interest apportionment regulations apply only if the loan in question is secured by both real property and other property.

If the IRS were to assert successfully that our loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedure 2011-16 should be applied to certain loans in our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, U.S. stockholders with net operating losses, and certain U.S. tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (a “RIC”) common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by U.S. tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs is limited and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Subject to certain exceptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRSs will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 25% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including shares of our common stock.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including loans, held as inventory or primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell or securitize loans in a manner that was treated as a sale of the loans as inventory for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans, other than through a TRS, and we may be required to limit the structures we use for our securitization transactions, even though such sales or structures might otherwise be beneficial for us.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although such losses may be carried forward to offset future taxable income of the TRS.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of shares of our common stock.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

Liquidation of our assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our assets to repay obligations to our lenders, we may be unable to comply with these requirements, thereby jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as inventory or property held primarily for sale to customers in the ordinary course of business.

Your investment has various U.S. federal income tax risks.

We urge you to consult your tax advisor concerning the effects of U.S. federal, state, local and foreign tax laws to you with regard to an investment in shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located at 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2013, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on April 18, 2013 under the symbol “HASI.” Prior to that time, there was no public trading market for our common stock. On March 14, 2014 the last sales price for our common stock on the NYSE was $14.58 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter since it commenced trading on the NYSE on April 24, 2013 until December 31, 2013:

Period:	High	Low	Dividends
October 1, 2013 through December 31, 2013	$14.15	$11.03	$0.36
July 1, 2013 through September 30, 2013	12.51	11.05	0.06
April 18, 2013 through June 30, 2013	12.51	9.15	—

Holders

As of March 12, 2014, we had 111 registered holders of our common stock. The 111 holders of record does not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from Depository Trust Company.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal all or substantially all of our taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.

During 2013, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
08/08/2013	08/20/2013	08/29/2013	$0.06
11/07/2013	11/18/2013	11/22/2013	$0.14
12/17/13	12/30/13	1/10/14	$0.22

Subsequent to 2013, on March 13, 2014, our board of directors declared a $0.22 dividend to shareholders of record as of March 27, 2014 and payable on April 9, 2014.

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and the SNL Finance REIT Index and the Dow Jones Utility Average which are peer group indexes from April 17, 2013 (the pricing of our IPO on the NYSE) to December 31, 2013. The graph assumes that $100 was invested at closing on April 17, 2013 in our shares of common stock, the S&P 500 Index, and the peer group indexes and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Index	04/17/13	12/31/13
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$115.37
S&P 500 Index	$100.00	$120.92
SNL Finance REIT Index (1)	$100.00	$84.40
Dow Jones Utility Average	$100.00	$97.27

Source: SNL Financial LC, Charlottesville, VA © 2014

(1)	As of December 31, 2013, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust, Inc.; BRT Realty Trust; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Five Oaks Investment Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Orchid Island Capital, Inc.; Origen Financial, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; PMC Commercial Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; Western Asset Mortgage Capital Corporation; and ZAIS Financial Corp.

Securities Authorized For Issuance Under Equity Compensation Plans

In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (the “2013 Plan”) to provide equity based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2013 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, long term incentive (“LTIP”) plan units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into shares of common stock).

As of December 31, 2013, we have granted 598,815 shares of our restricted common stock, which are subject to vesting requirements, to our directors, officers and other employees. In addition, from January 1, 2014 through March 14, 2014, we have granted 7,000 shares of our restricted common stock, which are subject to vesting requirements, to our directors, officers and other employees.

The following table presents certain information about our equity compensation plan as of December 31, 2013:

Award	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)(1)
Equity compensation plans approved by stockholders	672,744
Equity compensation plans not approved by stockholders	—

Total	672,744

(1)	The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. At December 31, 2013, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase share of our common stock.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

On April 23, 2013, in connection with our formation transactions and our IPO, we completed private placements pursuant to which we issued 1,643,429 shares of common stock, 128,348 restricted stock units and 455,961 OP units as consideration to certain entities and individuals, including certain of our officers, for their direct and indirect interests in certain entities that were merged with and into us or our subsidiaries in the formation transactions and for the conversion of an existing limited partnership interest. The shares of common stock and OP units were issued in reliance upon exemptions from registration provided under Section 4(2) under the Securities Act.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2013, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock units issued in connection with our IPO.

The following table summarizes all of the repurchases of common stock in the quarter and for the year ended December 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
October 1, 2013 - October 31, 2013	—	—	N/A	N/A
November 1, 2013 - November 30, 2013 (1)	30,539	$11.99	N/A	N/A
December 1, 2013 - December 31, 2013	—	—	N/A	N/A

Total for the year ended December 31, 2013	30,539	$11.99

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock units issued to them in connection with our IPO. The price paid per share is based on the closing price of our common stock as of November 15, 2013, the date of the withholding.

Item 6. Selected Financial Data.

The following table sets forth selected financial and operating data on a historical basis for the Predecessor for periods prior to the consummation of our IPO on April 23, 2013 and for us for periods on or after April 23, 2013. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in our IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our IPO.

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto. The Predecessor’s fiscal year ended on September 30 of each year. Our fiscal year ends on December 31 of each year, beginning with the year ended December 31, 2013. The historical consolidated balance sheet information as of September 30, 2012, 2011, 2010 and 2009 are of the Predecessor and the consolidated statements of operations information for the three months ended December 31, 2012 and for the years ended September 30, 2012, 2011, 2010 and 2009 are of the Predecessor and, along with the consolidated balance sheet of our company as of December 31, 2013 and the consolidated statement of operations of our company for the year ended December 31, 2013, have been derived from the historical audited consolidated financial statements and related notes. The historical condensed consolidated statements of operations information for the three-month periods ended December 31, 2011 has been derived from the unaudited historical condensed consolidated financial statements of the Predecessor, which we believe include all adjustments (consisting of normal recurring adjustments) necessary to present the information set forth therein under U.S. GAAP in the United States. The results of operations for the interim three month periods ended December 31, 2012 and December 31, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

	Year Ended December 31,	Three Months Ended December 31,		Year Ended September 30,
	2013	2012	2011	2012	2011	2010	2009
			(unaudited)
	(Amounts in thousands, except per share data)
Net Investment Revenue:
Total investment interest income	17,365	$2,834	$3,350	$11,848	$11,739	$10,904	$11,435
Investment interest expense	(9,815)	(2,347)	(2,821)	(9,852)	(9,442)	(9,606)	(10,593)

Net Investment Revenue	7,550	487	529	1,996	2,297	1,298	842
Provision for credit losses	(11,000)	—	—	—	—	—	—

Net Investment Revenue, net of provision	(3,450)	487	529	1,996	2,297	1,298	842
Other Investment Revenue:
Gain on securitization of receivables	5,597	2,534	1,940	3,912	4,025	6,322	9,990
Fee income	1,483	254	288	11,380	877	7,716	933

Other Investment Revenue	7,080	2,788	2,228	15,292	4,902	14,038	10,923

Total Revenue, net of investment interest expense	3,630	3,275	2,757	17,288	7,199	15,336	11,765

Compensation and benefits	(12,312)	(1,157)	(1,065)	(7,697)	(4,028)	(7,191)	(4,391)
General and administrative	(3,844)	(584)	(626)	(3,901)	(2,506)	(1,856)	(1,875)
Depreciation and amortization of intangibles	(340)	(105)	(113)	(440)	(431)	(685)	(816)
Other interest expense	(56)	(56)	(83)	(287)	(295)	(369)	(489)
Other income	22	1	14	52	61	70	67
Unrealized gain (loss) on derivative instruments	15	23	29	73	35	113	(94)
(Loss) income from equity method investment in affiliate	—	(448)	(799)	(1,284)	(5,047)	8,663	(405)

Other Expenses, net	(16,515)	(2,326)	(2,643)	(13,484)	(12,211)	(1,255)	(8,003)

Net (loss) income before income tax	(12,885)	$949	$114	$3,804	$(5,012)	$14,081	$3,762

Income tax benefit	251	—	—	—	—	—	—

Net (Loss) Income	(12,634)	$949	$114	$3,804	$(5,012)	$14,081	$3,762

Net loss attributable to non-controlling interest holders	(2,175)

Net (loss) income attributable to controlling shareholders	$(10,459)

Balance Sheet Data (at Period End):
Financing receivables (1)	$347,871			$195,582	$143,776	$159,210	$159,000
Investments (1)	91,964			—	506	—	—
Cash and cash equivalents	31,846			20,948	1,633	5,784	10,272
Total assets	571,432			232,463	174,594	192,226	188,037
Nonrecourse debt	259,924			200,283	148,177	163,889	163,766
Credit facility	77,114			4,599	6,895	4,336	5,524
Total liabilities	420,808			213,301	158,309	169,797	173,166
Total equity	150,624			19,162	16,285	22,429	14,871
Total liabilities and equity	571,432			232,463	174,594	192,226	188,037
Per Share Data:
Basic and diluted earnings per share	$(0.68)
Weighted average shares outstanding — basic and diluted	15,716,250
Financing receivables (1)	$347,871			$195,582	$143,776	$159,210	$159,000
Investments (1)	91,964			—	—	—	—
Plus Assets held in securitization trust	1,617,992			1,412,693	1,394,750	1,422,919	1,290,243

Managed Assets	$2,057,827			$1,608,275	$1,538,526	$1,582,129	$1,449,243

Income from financing receivables and investments	$17,365			$11,848	$11,739	$10,904	$11,435
Income from assets held in securitization trust	86,256			84,582	82,176	72,126	60,534

Investment Income from Managed Assets	$103,621			$96,430	$93,915	$83,030	$71,969

Credit losses as a percentage of assets under management	0.5%			0.0%	0.0%	0.0%	0.0%

(1)	Excludes financing receivable held-for-sale of $24.8 million and investments available-for-sale of $3.2 million, which were purchased in December 2013 and sold in the three month period ended March 31, 2014, and excludes short term government securities held by the Predecessor prior to 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data,” of this annual report on Form 10-K.

Our Business

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We began our business more than 30 years ago, and since 2000, using our direct origination platform, have provided or arranged over $4.5 billion of financing in more than 475 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States. From our IPO in April 2013 to December 31, 2013, we have completed approximately $632 million of sustainable infrastructure transactions.

We provide and arrange debt and equity financing primarily for three types of projects, which we refer to together as sustainable infrastructure projects:

•	Energy Efficiency Projects: projects, typically undertaken by ESCOs, which reduce a building’s or facility’s energy usage or cost through the design and installation of improvements to various building components, including HVAC systems, lighting, energy controls, roofs, windows and/or building shells;

•	Clean Energy Projects: projects that deploy cleaner energy sources, such as solar, wind, geothermal and biomass as well as natural gas; and

•	Other Sustainable Infrastructure Projects: projects, such as water or communications infrastructure, that reduce energy consumption, positively impact the environment or make more efficient use of natural resources.

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As of December 31, 2013, approximately 96% of the transactions held on our balance sheet are considered investment grade.

On April 23, 2013, we completed our IPO in which we sold 13,333,333 shares of common stock at $12.50 per share. The common stock is listed on the NYSE under the symbol “HASI”. The net proceeds from our IPO were approximately $160.0 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

Our strategy in undertaking our IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our IPO and our anticipated continued access to the public markets, our strategy is to hold a significantly larger portion of the loans or other assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings.

We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources. While we expect our investment interest expense to increase, we also expect that our net investment revenue, which represents the margin, or the difference between income from investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings.

In our securitization transactions, including Hannie Mae, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance has remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. We typically arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are normally associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we receive economics in the form of gain on sale income that is reflected in our statement of operations as gain on securitization of receivables. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We may periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

From April 23, 2013, the date of our IPO, through December 31, 2013, we completed approximately $632 million of transactions, of which $299 million are held on our balance sheet, $286 million were securitized, $19 million represented the repayment of existing notes and $28 million were held for sale. Approximately 62% of these transactions financed energy efficiency projects, approximately 32% financed clean energy projects, while the remaining 6% financed other sustainable infrastructure projects. The transactions that are held on our balance sheet have an average transaction size of approximately $19 million, a weighted average remaining life as of December 31, 2013 of approximately 11 years and are typically secured by the installed improvements that are the subject of the financing.

As of December 31, 2013, our on-balance sheet portfolio, from which we earn investment income, was approximately $468 million. Approximately 94% of our on-balance sheet portfolio consisted of fixed rate loans, direct financing leases or debt securities with the remaining 6% consisting of floating rate debt. Approximately 55% of our on-balance sheet portfolio consisted of U.S. federal government obligations, 16% of obligations of state or local government or other institutions such as hospitals and universities and 29% were commercial obligations. In total, as of December 31, 2013, we managed approximately $2.1 billion of assets, which consisted of our on-balance sheet portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.1 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investments, as well as research on the market and sponsor. Our pipeline consists of projects for which we will either be the lead financier or projects in which we will participate that are originated by other institutional investors or intermediaries. As of December 31, 2013 our pipeline consisted of more than $2.0 billion in new financing opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our portfolio, including the portion of our portfolio which we hold on our balance sheet, the income we receive from securitizations, syndications and other services, our portfolio’s credit risk profile, changes in market interest rates, commodity prices, U.S. federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from registration as an investment company under the 1940 Act.

Portfolio Size

The size of our portfolio, including the portion of our portfolio that we hold on our balance sheet, will be a key revenue driver. Generally, as the size of our portfolio on our balance sheet grows, the amount of our net investment revenue will increase. Our portfolio may grow at an uneven pace as opportunities to provide financing to support sustainable infrastructure projects may be irregularly timed, and the timing and extent of our success in such projects cannot be predicted. The level of new portfolio activity will fluctuate from period to period based upon the market demand for the financings we provide, our view of economic fundamentals, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe financing is appropriate, seasonality in our financing activities and our ability to consummate the identified opportunities, including as a result of our available capital. In addition, we may decide for any particular project that we should securitize or syndicate a portion, or all, of the project which would result in other investment income as described below. The level of our new origination activity, the percentage of the originations that we choose to hold on our balance sheet and the related income, will directly impact our investment revenue.

Income from Securitization, Syndication and Other Services

We will also earn other investment income by securitizing or syndicating a portion of the sustainable infrastructure projects we finance and by servicing the securitization financings we arrange. For transactions that we securitize to a non-consolidated trust, we recognize a gain on securitization of the receivables. We receive a majority of the gain in cash and record the present value of the remaining portion as a retained interest in our securitization assets. We may also recognize additional income such as servicing fees from these securitization assets over the life of the project.

Historically, we have arranged the securitization of the loan or other asset prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are typically associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

We also generate fee income for syndications where we arrange financings that are held directly on the balance sheet of other investors. In these transactions, unless we decide to hold a portion of the economic interest of the transaction on our balance sheet, we have no exposure to risks related to ownership of those financings. We may charge advisory, retainer or other fees, including through our broker dealer subsidiary. A large portion of these fees are earned upon the closing of a financing transaction, the timing of which will vary from quarter to quarter.

The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of our newly originated assets we decide to finance through securitizations or syndications. We view this other investment revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of fee income will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the mix of our assets that we hold on our balance sheet compared to those that we syndicate or securitize and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exception from registration under the 1940 Act.

Credit Risks

We source and identify high quality financing opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to keep our credit losses and financing costs low. While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in projects we finance that do not depend on funding from the U.S. federal government. We increasingly target such projects as part of our strategy. In the case of various other clean energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt or equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

Prior to our IPO, our origination activities consisted primarily of projects for which the U.S. federal government was the primary credit obligor, which did not, in our view, require a risk rating system that used specific metrics, such as watch lists, credit ratings or loan-to-value. However, as part of our expansion strategy, which includes on balance sheet financing of projects undertaken by state and local governments, universities, schools and hospitals, as well as privately owned commercial projects we evaluate those projects using a risk rating system. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third party credit scoring system. We then evaluate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors and sponsors, monitoring the financial performance of the collateral, periodic property visits, monitoring cash management and reserve accounts and meetings with the owner. The results of our reviews are used to update the project’s risk rating as necessary.

Changes in Market Interest Rates

Interest rates and prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments and services; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return investments to decline; and (4) the market value of interest rate swap agreements to increase, to the extent we enter into such agreements as part of our hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our investments; (2) prepayments on our investments, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return investments to increase; and (5) the market value of interest rate swap agreements to decrease, to the extent we enter into such agreements as part of our hedging strategy. We are, and will, in the future, be subject to changes in market interest rate for any new floating or inverse floating rate assets and credit facilities including our existing credit facility and the refinancing of our fixed rated debt. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our financing of sustainable infrastructure projects and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. In addition, our ability to receive protection against prepayments which occur in a declining interest rate environment, including through the use of make-whole payments, will vary according to type of investment and obligor. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exception from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge interest rate risk. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations such as the asset backed securitization we entered into in December 2013, syndications and other techniques to construct a portfolio with a staggered maturity profile, which allows us to maintain a minimum threshold of recurring principal repayments and capital to redeploy into changing rate environments.

Commodity Prices

When we provide financing for sustainable infrastructure projects that act as a substitute for an underlying commodity we are exposed to volatility in prices for that commodity. For example, the performance of clean energy projects that produce electricity is impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. Although we generally expect that the clean energy projects we finance will have their operating cash flow supported by long-term power purchase agreements, ranging from 10 to 30 years, to the extent that our projects have shorter term contracts (which may have the potential of producing higher current returns), such shorter term contracts may subject us to risk if energy prices change. We believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects such as clean energy that may be a substitute for natural gas. We seek to structure our energy efficiency financings so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.

Government Policies

The projects we finance typically depend in part on various U.S. federal, state or local governmental policies that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of clean energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (some of which that are related to clean energy have recently expired), tax deductions, bonus depreciation and federal grants and loan guarantees. Incentives provided by state governments may include renewable portfolio standards, which specify the portion of the power utilized by local utilities that must be derived from clean energy sources such as renewable energy. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from clean energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments may provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure. Governmental agencies and other owners of real estate frequently depend on these policies to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. A number of U.S. federal government incentives focused on reducing the cost of such projects, have recently expired or are scheduled to expire in the near term. Further changes in government policies, including retroactive changes, could negatively impact our operating results.

Market Conditions

We believe the market for the financings we provide is in the midst of a prolonged expansion, driven by several macro-economic and geopolitical trends, including:

•	global population growth and concerns about its impact on natural resources;

•	higher commodity prices arising from increasing global per capita consumption and the ongoing depletion of conventional natural resources;

•	national security risks associated with energy procurement that threaten energy supply and increase the potential for price volatility;

•	governmental policies that seek to protect the environment and support job creation;

•	fiscal challenges and budgetary constraints facing U.S. federal, state and local governments; and

•	changes in global banking regulations which increase banks’ capital requirements for financing long-lived projects thus reducing the amount of available bank financing for such projects.

Notwithstanding this growing demand, we believe that a significant shortage of capital currently exists in the market to satisfy the demands of the sustainable infrastructure sector in the United States and around the world. Over the last several years, certain of the funding sources that have traditionally financed this market have exited the market as many European banks that were active in sustainable infrastructure and especially clean energy finance have reduced their level of activity in the aftermath of the global financial crisis and due, in part, to new capital requirements for banks that hold long term projects on their balance sheet. In addition, direct government funding subsidies have declined or expired as have sources of capital historically dedicated to tax equity investments. In addition, much of the capital that is available to the sector comes with conditions attached, including substantial minimum project size requirements, requirements that all project cash flows be fully contracted prior to any provision of financing, and the inability of lenders to take any “merchant” or investment risk with respect to various government incentives. We believe these conditions make it difficult for many project developers to access capital. In addition, for those developers who can gain access to capital, these conditions may lead to increased cost or delays in the commencement of project construction and operation. As a result, we believe a significant opportunity exists for us to assemble new forms of capital to meet these growing demands.

Our Qualification as a REIT

We intend to elect to qualify as a REIT under the Internal Revenue Code commencing with our taxable year ending December 31, 2013. If we qualify as a REIT, we generally will not be required to pay U.S. federal income taxes on our taxable income to the extent we distribute to our stockholders annually all of our REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains. In order to maintain our qualification as a REIT, we also need to comply with certain income, asset and organizational requirements which limit the types of assets we can own and the sources of income we can receive.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time as we fully implement our strategy. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below.

Financing Receivables

Financing receivables include financing sustainable infrastructure project loans, receivables and direct financing leases. We account for leases as direct financing leases in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases.

Unless otherwise noted, we generally have the ability and intention to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our intent and ability to hold certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. A financing receivable held for investment represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. We may secure nonrecourse debt with the proceeds from our financing receivables.

We evaluate our financing receivables for potential delinquency, non-accrual or impairment on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a financing receivable is fully impaired, sold or written off, we will remove it from non-accrual status.

A financing receivable is considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the debt service requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the loan, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry and broader economic factors and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the amount realizable from other contractual terms such as the currently estimated fair market value of the collateral less estimated selling costs, if repayment is expected solely from the collateral. We charge off the net carrying value of loans against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. Unless otherwise noted, we intend to hold debt securities to maturity and thus carry these securities on the balance sheet at amortized cost basis, which is initially at cost plus any premiums or discounts that are amortized or accreted into investment interest income using the effective interest method. Debt securities that we do not intend to hold to maturity are classified as available-for-sale and are carried at fair value on our balance sheet. Unrealized gains and losses on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) in stockholder’s equity.

We evaluate our investments for other than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and/or value of the underlying project. We consider a number of qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction and support provided by the sponsor or guarantor.

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective yield or its estimated collateral value. Any remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive income.

To the extent we hold investments with an OTTI and if we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under U.S. GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which are carried on the consolidated balance sheets as securitization assets.

Gain or loss on sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. We generally transfer the receivables to securitization trusts immediately upon the initial funding from the third party purchasing a beneficial interest in the trust. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and discount rates commensurate with the risks involved.

As described above, we initially account for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or the fair value measurement method and we have selected the amortization method to subsequently measure our servicing assets. We assess servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, we will recognize an impairment in net income.

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

Servicing income is recognized as earned. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including as of December 31, 2013 and September 30, 2012) assessed for impairment.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Valuation of Financial Instruments

ASC 820 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. As of December 31, 2013, and September 30, 2012, we carried only our residual assets, investments held-for-sale and derivatives, if any, at fair value on our balance sheets. We use our judgment and consider factors specific to the financial assets and liabilities measured at fair value in determining the significance of an input to the fair value measurements. The hierarchy is as follows:

•	Level 1—Valuation techniques in which all significant inputs are quoted prices from active markets that are accessible at the measurement date for assets or liabilities that are identical to the assets or liabilities being measured.

•	Level 2—Valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices from markets that are not active for assets or liabilities that are identical or similar to the assets or liabilities being measured. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

•	Level 3—Valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability.

For financial assets and liabilities carried at fair value, we use quoted market prices, when available, to determine the fair value of an asset or liability. If quoted market prices are not available, we consult independent pricing services or third party broker quotes, provided that there is no ongoing material event that affects the issuer of the securities being valued or the market thereof. If there is such an ongoing event, or if quoted market prices are not available, we will determine the fair value of the securities using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

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

Revenue Recognition

In accordance with our valuation policy, we evaluate accrued income from financing receivables periodically for collectability. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, or if a financing receivable is fully impaired, sold or written off, we will remove it from non-accrual status. The revenue recognition for the major components of revenue is accounted for as described below (see “—Critical Accounting Policies and Use of Estimates—Securitization of Receivables” for discussion of gains and losses recognized from the securitization of receivables):

•	Income from Financing Receivables and Investments. We record income from financing receivables and investments held on our balance sheet on an accrual basis to the extent amounts are expected to be collected. We expect that income on our financing receivables and investments that are debt securities will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective yield method. Premiums and discounts will be amortized or accreted into income over the lives of the financing receivables using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-40, Receivables—Nonrefundable Fees and Other Costs. For financing receivables that are direct financing leases under ASC 840, Leases, we amortize the unearned income to income over the lease term to produce a constant periodic rate of return on the net investment in the lease. Investments consist of debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We evaluate the appropriate classification of debt securities at the time of purchase and reevaluate such designation as of each statement of financial position date. Unless otherwise identified, we have classified all of our financing receivables and investments as held-to-maturity as we have the positive intent and ability to hold the financing receivables and investments to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment interest income. Interest on securities classified as held-to-maturity is included in investment interest income.

•	Servicing and other residual assets from securitizations. Servicing income is recognized as earned in fee income. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically assessed for impairment. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income. Actual economic conditions may produce cash flows that could differ significantly from projected cash flows, and differences could result in an increase or decrease in the yield used to record interest income or could result in impairment losses.

•	Other Fee Income. We may periodically provide services, including arranging financing that is held on the balance sheet of other investors and advising various companies with respect to structuring investments. For services that are separately identifiable and where evidence exists to substantiate fair value, income is recognized as earned, which is generally when the investment or other applicable transaction closes. Retainer fees are amortized over the performance period.

Income Taxes

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, to our shareholders. We intend to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our stockholders. We intend to distribute 100% of our taxable REIT income to our stockholders. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the REIT requirements, we would be subject to U.S. federal, state and local income taxes. Our taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

We account for our TRS’s income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Prior to the completion of our IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made in the Predecessor’s accompanying consolidated financial statements, since the Predecessor’s profits and losses are reported on the Predecessor’s members’ tax returns.

Equity-Based Compensation

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all share-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

Upon the completion of our IPO, we adopted the 2013 Plan, which provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and long term incentive plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award non-vested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested shares of restricted common stock or restricted stock units) by the weighted average number of shares of common stock outstanding during the period excluding the weighted average number of unvested shares of restricted common stock or restricted stock units which are considered participating securities. Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information have not been presented for historical periods prior to the IPO.

Results of Operations

Our strategy in undertaking our IPO was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial and structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion on balance sheet of the economics in the financings we originate. Thus, we expect over time to see significant increases in both investment interest income and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between investment interest income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We also expect to continue our practice of securitizing certain transactions, in which we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles.

As of December 31, 2013, our on-balance sheet portfolio, from which we earn investment income, was approximately $468 million. Approximately 94% of our portfolio consisted of fixed rate loans, direct financing leases or debt securities with the remaining 6% of our portfolio consisting of floating rate debt. Approximately 55% of our on-balance sheet portfolio consisted of U.S. federal government obligations, 16% consisted of obligations of state or local government or other institutions such as hospitals and universities and 29% were commercial obligations. In total, as of December 31, 2013, we managed approximately $2.1 billion of assets, which consisted of our on-balance sheet portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.1 billion of assets collectively as our managed assets.

To the extent any of the financial data presented below is as of a date or from a period prior to April 23, 2013, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in our IPO including the broadened types of projects historically undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Thus the financial data for the Predecessor is not necessarily indicative of our results of operations, cash flows or financial position following the completion of our IPO transaction and in the future.

Our Portfolio

As of December 31, 2013, we held approximately $468 million of financing receivables and investments on our balance sheet, which we refer to as our portfolio. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties.

The following is an analysis of our portfolio by type of obligor and credit quality as of December 31, 2013.

	Investment Grade
	Federal(1)	State, Local, Institutions (2)	Commercial Externally Rated (3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentage)
Financing receivables	$229.8	$73.3	$—	$43.9	$0.8	$347.8
Investments	—	—	76.9	—	15.1	92.0
Financing receivables and investments held-for-sale	24.8	—	—	—	3.2	28.0

Total	$254.6	$73.3	$76.9	$43.9	$19.1	$467.8

% of Total Portfolio	55%	16%	16%	9%	4%	100%
Average Remaining Balance (6)	$10.9	$24.4	$25.6	$21.9	$9.2	$14.0

(1)	Transactions where the ultimate obligor is the Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities. Included in this category are transactions totaling $17.7 million where $1.3 million of payments has been delayed more than 90 days due to a change in a government payment processing system. The payments were made in the first quarter of 2014. The entire balance is considered collectable.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a carrying value of $37.0 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc. and an investment grade rated debt security with a carrying value of $35.0 million that matures in 2033 whose obligor is an entity whose ultimate parent is Exelon Corporation. In each case, the carrying value approximates the estimated fair value.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $15.1 million on a wind project located in New Mexico. This project is part of a portfolio of projects that are being acquired by NRG Energy, Inc. as part of Edison Mission Energy’s plan of reorganization.
(6)	Average Remaining Balance excludes 14 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $5.5 million.

The table below provides details on the interest rate and maturity of our portfolio:

	Balance in Millions	Maturity
Fixed-rate financing receivables, interest rates from 2.42% to 5.00% per annum	$178.8	2014 to 2034
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	84.5	2014 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 15.22% per annum	95.5	2015 to 2031

Financing receivables	358.8
Allowance for credit losses	(11.0)

Financing receivables, net of allowance	347.8
Fixed-rate investment in debt securities, interest rates of 5.35% to 6.0% per annum	92.0	2017 to 2035
Financing receivables and investments held-for-sale, interest rates of 4.52% to 7.63% per annum	28.0	2018 to 2037

Total Financing Receivables and Investments	$467.8

The table below presents, for each major category of our interest-earning assets and interest-bearing liabilities, the average outstanding balances, interest income earned or interest expense incurred, and average yield or cost. Our net interest margin represents the difference between the yield on our interest-earning assets and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity.

	Year Ended December 31,	Three Months ended December 31,		Years Ended September 30,
	2013	2012	2011	2012	2011
	(In thousands except for interest rate data)
Investment interest income from financing receivables	$15,468	$2,834	$3,350	$11,848	$11,739
Investment interest income from investments	1,897	—	—	—	—

Total investments interest income	17,365	2,834	3,350	11,848	11,739
Investment interest expense	(9,815)	(2,347)	(2,821)	(9,852)	(9,442)

Net investment margin	$7,550	$487	$529	$1,996	$2,297
Average monthly balance of financing receivables (1)	$271,638	$191,729	$145,027	$186,846	$151,819

Average interest rate from financing receivables	5.70%	5.91%	9.24%	6.34%	7.73%
Average monthly balance of investments (1)	$34,049	$—	$—	$—	$—
Average interest rate from financing Receivables	5.57%	—	—	—	—
Average monthly balance of financing receivables and investments (1)	$305,687	$191,729	$145,027	$186,846	$151,819
Average interest rate from financing receivables and investments (1)	5.68%	5.91%	9.24%	6.34%	7.73%
Average monthly balance of debt	$229,137	$196,332	$149,448	$191,343	$156,317
Average interest rate from debt	4.28%	4.78%	7.55%	5.15%	6.04%
Average interest spread	1.40%	1.13%	1.69%	1.19%	1.69%
Net interest margin	2.47%	1.02%	1.46%	1.07%	1.51%

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments held-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014 and excludes the allowance for credit losses of $11.0 million,

The following table provides a summary of our anticipated principal repayments to our financing receivables and investments as of December 31, 2013:

	Payment due by Period (in thousands)
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables(1)	$358,871	$37,389	$120,908	$64,872	$135,702
Investments(1)	$91,964	$1,840	$24,681	$17,965	$47,478

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments held-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014 and excludes the allowance for credit losses of $11.0 million.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of December 31, 2013:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables(1)
Payment due by period (in thousands)	$358,871	$924	$114,628	$7,470	$235,849
Weighted average yield by period	5.60%	4.94%	7.23%	6.00%	4.80%
Investments (1)
Payment due by period (in thousands)	$91,964	$—	$15,101	$—	$76,863
Weighted average yield by period	5.64%	—%	5.76%	—%	5.62%

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments held-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014. Financing receivables also exclude the allowance for credit losses of $11.0 million.

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value	Weighted Average Yield
	(in thousands)
December 31, 2013	$4,863	8.72%
December 31, 2012	$4,639	8.73%
September 30, 2012	$4,597	8.73%
September 30, 2011	$4,531	8.72%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2014 to 2038.

        In May 2013, we made a $24 million mezzanine loan priced at 15.22% to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. In our Form 10-Q for the quarter ended September 30, 2013, we previously disclosed that additional time and equity funding would be required to complete the project’s development. EnergySource subsequently developed a revised project business plan and budget and was negotiating third party approvals. In connection with the development of the revised business plan, on December 30, 2013, we agreed to amend the loan agreement whereby approximately $14 million was repaid in cash. The remaining outstanding balance of $11.8 million has a 15.22% interest rate, payable quarterly in cash. The loan’s average outstanding balance for the year ended December 31, 2013 was $24.7 million. Total interest income accrued and collected in cash on the loan for the year ended December 31, 2013 was $2.4 million. The loan is on non-accrual as of December 31, 2013. As previously disclosed, certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of our predecessor’s ownership interest prior to the our IPO.

We recently became aware that the project’s equity holders (who have already contributed an estimated $31 million in the project) presently do not plan to continue to fund the additional equity investments called for in the revised business plan and required for the project to move forward. As a result, we believe the probability of repayment of the loan in accordance with our contractual terms is in doubt and therefore, we have concluded that the loan is impaired, requiring us to establish an allowance for credit loss of $11.0 million against the loan as of December 31, 2013. The project is considered a variable interest entity and the maximum exposure to loss is the net outstanding balance of $0.8 million, which represents our current estimate of the realizable sale value of tangible project assets. We are assessing various options intended to allow us to recover the balance of the loan.

We had no other financing receivables or investments on nonaccrual status as of December 31, 2013 nor did we have any financing receivables or investments on nonaccrual status as of December 31, 2012, September 30, 2012, 2011, 2010 or 2009. There was no allowance for loan losses as of September 30, 2012, or provision for credit losses for the years ended September 30, 2012, 2011, 2010 and 2009. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate any modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized in income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the years ended December 31, 2013, September 30, 2012, and 2011, or for the three months ended December 31, 2012.

Comparison of the Years Ended December 31, 2013 and September 30, 2012

Prior to the completion of our IPO, the Predecessor used a fiscal year ending on September 30. In connection with our determination to continue our business as a REIT, our fiscal year coincided with the calendar year beginning with our year ending December 31, 2013. Our results of operation discussion compares our results for the twelve month period ended December 31, 2013 to the twelve month period ended September 30, 2012. Consequently, we have also included results for the three-month transition period ended December 31, 2012 and a comparative discussion of that period to three month period ended December 31, 2011.

	Years ended
	December 31, 2013	September, 30, 2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Total investment interest income	$17,365	$11,848	$5,517	46.6%
Investment interest expense	(9,815)	(9,852)	37	0.4%

Net Investment Revenue	7,550	1,996	5,554	278.3%

Provision for credit losses	(11,000)	—	(11,000)	NM

Net Investment Revenue, net of provision	(3,450)	1,996	(5,446)	(272.8)%

Other Investment Revenue:
Gain on securitization of receivables	5,597	3,912	1,685	43.1%
Fee income	1,483	11,380	(9,897)	(87.0)%

Other Investment Revenue	7,080	15,292	(8,212)	(53.7)%

Total Revenue, net of investment interest expense and provision	3,630	17,288	(13,658)	(79.0)%

Compensation and benefits	(12,312)	(7,697)	(4,615)	(60.0)%
General and administrative	(3,844)	(3,901)	57	1.5%
Depreciation and amortization of intangibles	(340)	(440)	100	22.7%
Other interest expense	(56)	(287)	231	80.5%
Other income	22	52	(30)	(57.7)%
Unrealized gain on derivative instruments	15	73	(58)	(79.5)%
Loss from equity method investment in affiliate	—	(1,284)	1,284	NM

Other Expenses, net	(16,515)	(13,484)	(3,031)	(22.5)%

Net (Loss) Income before income tax	(12,885)	3,804	(16,689)	(438.7)%
Income tax benefit (expense)	251	—	251	NM

Net (Loss) Income	$(12,634)	$3,804	$(16,438)	(432.1)%

We recorded a net loss of $12.6 million for the year ended December 31, 2013, compared to $3.8 million of income for the year ended September 30, 2012. This decrease was primarily the result of a provision for credit loss of $11.0 million related to a mezzanine debt investment in a geothermal project and a decrease in other investment revenue of $8.2 million due to the fees generated from sustainable infrastructure projects in 2012, partially offset by increases in net investment revenue of $5.6 million. Our increase in net investment revenue of $5.6 million was the result of increasing the financing receivables and investments held on the balance sheet in 2013. We also had $3.0 million higher other expenses, net as a result of IPO related stock based compensation expense offset by the elimination of the loss from equity method investments.

Net Investment Revenue, net of interest expense and provision

Net investment revenue increased by $5.6 million to $7.6 million for the year ended December 31, 2013, compared to $2.0 million for the year ended September 30, 2012. This increase was driven primarily by an increase in financing receivables and investments held on balance sheet for the year ended December 2013 when compared to the year ended September 30, 2012. The monthly average balance of financing receivables and investments increased to $305.7 million for year ended December 31, 2013 from $186.8 million for the year ended September 30, 2012, while the average interest rate earned on these assets decreased to 5.68% for the year ended December 31, 2013 from 6.34% for the year ended September 30, 2012 due to lower interest rates during 2013.

Investment interest expense decreased slightly to $9.8 million for the year ended December 31, 2013, compared to $9.9 million in the year ended September 30, 2012 due to a lower average cost of debt of 4.28% in 2013 as compared to 5.15% in the year ended September 30, 2012. Our lower average cost of debt was partially offset by an increase in debt held for the year ended December 31, 2013 when compared to year ended September 30, 2012. In July 2013, we began using our new credit facility to finance our on balance sheet investments in financing receivables. As a result, the monthly average debt balance increased for the year ended December 31, 2013, to $229.1 million compared to $191.3 million in the year ended September 30, 2012. In December 2013, we also issued in a private placement $100.0 million of nonrecourse asset-backed notes with a fixed interest rate of 2.79%.

As described above, in 2013, we recorded a provision for credit loss of $11.0 million relating to a mezzanine debt investment in a geothermal project. There were no provisions in the year ended September 30, 2012. Net investment revenue, after the provision, declined by $5.4 million to a loss of $3.4 million for the year ended December 31, 2013 from net investment revenue, net of provision, of $2.0 million for the year ended September 30, 2012.

Other Investment Revenue

Gain on securitization of receivables increased by $1.7 million to $5.6 million for the year ended December 31, 2013 compared to $3.9 million for the year ended September 30, 2012. Fee income decreased by approximately $9.9 million to $1.5 million for the year ended December 31, 2013 compared to $11.4 million for the year ended September 30, 2012 as a result of higher placement and advisory fees earned from sustainable infrastructure transactions in 2012.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision declined by $13.7 million to $3.6 million for the year ended December 31, 2013 as compared to $17.3 million for the year ended September 30, 2012, as a result of the $11.0 million provision for credit losses related to the geothermal project previously discussed and lower fee income of $9.9 million, partially offset by growth in net investment revenue of $5.6 million and increased gain on securitization of receivables of $1.7 million.

Other Expenses, Net

Other expenses, net increased by $3.0 million to $16.5 million in the year ended December 31, 2013, compared to $13.5 million in the for the year ended September 30, 2012, primarily as a result of increased compensation costs of $4.6 million, partially offset by lower loss from equity method investments in affiliate of $1.3 million. The increase in compensation costs was due to non-cash equity-based compensation charges of $7.1 million in 2013, including a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of our IPO and formation transactions, offset by a decline in higher performance based compensation expense associated with the higher fee income in the year ended September 30, 2012. The increased compensation costs were offset by the elimination of the loss from equity method investment in affiliate of $1.3 million as a result of the distribution of the investment in HA EnergySource on December 31, 2012 to the Predecessor’s previous owners.

Net (Loss) Income

We recorded a net loss of $12.6 million for the year ended December 31, 2013, compared to $3.8 million of income for the year ended September 30, 2012. This decrease was primarily the result of a provision for credit losses and lower fee income, partially offset by an increase in net investment revenue. We also incurred higher other expenses, net in the year ended December 31, 2013 compared to the year ended September 30, 2012.

Comparison of the Three Months Ended December 31, 2012 to the Three Months Ended December 31, 2011

	Three Months Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands)
Net Investment Revenue:		(unaudited )
Income from financing receivables	$2,834	$3,350	$(516)	(15.4)%
Investment interest expense	(2,347)	(2,821)	474	16.8%

Net Investment Revenue	487	529	(42)	(7.9)%

Other Investment Revenue:
Gain on securitization of receivables	2,534	1,940	594	30.6%
Fee income	254	288	(34)	(11.8)%

Other Investment Revenue	2,788	2,228	560	25.1%

Total Revenue, net of investment interest expense	3,275	2,757	518	18.8%

Compensation and benefits	(1,157)	(1,065)	(92)	(8.6)%
General and administrative	(584)	(626)	42	6.7%
Depreciation and amortization of intangibles	(105)	(113)	8	7.1%
Other interest expense	(56)	(83)	27	32.5%
Other Income	1	14	(13)	(92.9)%
Unrealized gain on derivative instruments	23	29	(6)	(20.7)%
Loss from equity method investment in affiliate	(448)	(799)	351	43.9%

Other Expenses, net	(2,326)	(2,643)	317	12.0%

Net Income	$949	$114	835	732.5%

Net income increased by $0.8 million to $0.9 million for the three months ended December 31, 2012, compared to $0.1 million for the same period in 2011. This increase was the result of an increase in other investment revenue of $0.5 million and a lower loss from an equity method investment in affiliate of $0.4 million offset by increased compensation cost of $0.1 million.

Net Investment Revenue

Net investment revenue was unchanged at $0.5 million in the three months ended December 31, 2012, compared to the comparable period in 2011. While the monthly average balance of investments in financing receivables increased to $191.7 million in the three months ended December 31, 2012 from $145.0 million in the comparable period in 2011, the average interest rate earned on these assets decreased to 5.91% from 9.24% in three months ended December 31, 2011. The decline in the interest rate earned resulted from the timing of principal repayments and the yield differences on the financing receivables held during the periods. A large project began in late 2010, resulting in higher investment income in 2011 and there was a one-time pass through of interest income and expense of approximately $0.6 million relating to a partial prepayment of a fixed rate loan in the three months ended December 31, 2011. In addition, due to generally lower interest rates in 2012 as compared to 2011, the interest rates earned on new projects fell as did the cost of new nonrecourse debt. As a result, income from financing receivables declined by $0.5 million to $2.8 million in the three month period ended December 31, 2012 as compared to $3.3 million in the three month period ended December 31, 2011.

As the projects were match funded, the monthly average nonrecourse debt balance increased in the three months ended December 31, 2012 to $196.3 million compared to $149.4 million in the comparable period in 2011. As a result of the one-time interest expense of $0.6 million in the three months ended December 31, 2011, interest expense decreased to $2.3 million in the three months ended December 31, 2012, compared to $2.8 million in the three month period ended December 31, 2011 and the average debt interest rate fell to 4.78% in the three month period ended December 31, 2012 from 7.55% in the three month period ended December 31, 2011. As a result of the lower interest rate earned on the investments offset partially by the lower interest rate on the nonrecourse debt, the net investment revenue spread fell to 1.13% in the three months ended December 31, 2012 from 1.69% in the comparable period in 2011 and net investment revenue remained unchanged at $0.5 million in the three months ended December 31, 2012, compared to the comparable period in 2011.

Other Investment Revenue

Gain on securitization of receivables increased by $0.6 million to $2.5 million for the three months ended December 31, 2012 compared to $1.9 million in the comparable period in 2011. The increase was the result of an increase of $9.8 million of receivables securitized during the three months ended December 31, 2012 compared to the comparable period in 2011. Fee income was unchanged at $0.3 million.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense increased by $0.5 million to $3.3 million in the three months ended December 31, 2012, compared to $2.8 million in the comparable period in 2011, primarily as a result of an increase in other investment revenue of $0.6 million.

Other Expenses, Net

Other expenses, net decreased by $0.3 million to $2.3 million in the three months ended December 31, 2012, compared to $2.6 million in the comparable period in 2011, primarily as a result of a decrease in the loss from equity method investment in affiliate of approximately $0.4 million to $0.4 million in the three months ended December 31, 2012, compared to $0.8 million in the comparable period in 2011. The decrease in this loss was the result of the Hudson Ranch plant being placed in operation in 2012 and our lower share of the earnings in the plant as a result of the sale of equity in Hudson Ranch in September 2012. As of December 31, 2012, we had distributed this investment to the Predecessor’s owners.

Net Income

Net income increased by approximately $0.8 million to $0.9 million in the three months ended December 31, 2012, compared to $0.1 million in the comparable period in 2011 due primarily to the increase in other investment revenue and a decrease in the loss from equity method investment in affiliate.

Comparison of 2012 to 2011

	Year Ended September 30,
	2012	2011	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Income from financing receivables	$11,848	$11,739	$109	0.9%
Investment interest expense	(9,852)	(9,442)	(410)	(4.3)%

Net Investment Revenue	1,996	2,297	(301)	(13.1)%

Other Investment Revenue:
Gain on securitization of receivables	3,912	4,025	(113)	(2.8)%
Fee income	11,380	877	10,503	1,197.6%

Other Investment Revenue	15,292	4,902	10,390	212.0%

Total Revenue, net of investment interest expense	17,288	7,199	10,089	140.1%

Compensation and benefits	(7,697)	(4,028)	(3,669)	(91.1)%
General and administrative	(3,901)	(2,506)	(1,395)	(55.7)%
Depreciation and amortization of intangibles	(440)	(431)	(9)	(2.1)%
Other interest expense	(287)	(295)	8	2.7%
Other Income	52	61	(9)	(14.8)%
Unrealized gain on derivative instruments	73	35	38	108.6%
Loss from equity method investment in affiliate	(1,284)	(5,047)	3,763	74.6%

Other Expenses, net	(13,484)	(12,211)	(1,273)	(10.4)%

Net Income (Loss)	$3,804	$(5,012)	$8,816	175.9%

Net income increased by $8.8 million to $3.8 million for the year ended September 30, 2012, compared to a loss of $5.0 million for the same period in 2011. This increase was the result of an increase in total revenue, net of investment interest expense of $10.1 million and a decrease in the loss from equity method investment in affiliate of $3.8 million. The increase was partially offset by increased compensation and benefits and general and administrative cost of $5.1 million due to higher performance based compensation expense as a result of the higher fee income as well as higher costs for additional personnel and professional fees to expand our origination capability and prepare for our IPO.

Net Investment Revenue

Net investment revenue decreased by $0.3 million to $2.0 million in 2012, when compared to $2.3 million in 2011. While the monthly average balance of investments in financing receivables increased to $186.8 million from $151.8 million in 2011, the average interest rate earned on these assets decreased to 6.34% from 7.73% in 2011. The decline in the interest rate earned resulted from the timing of principal repayments and the yield differences on the financing receivables held during the periods. A large project began in late 2010, resulting in higher investment income in 2011. In addition, due to generally lower interest rates in 2012 as compared to 2011, the interest rates earned on new projects fell as did the cost of new nonrecourse debt. As a result, income from financing receivables only rose by $0.1 million to $11.8 million in 2012 as compared to $11.7 million in 2011.

As the projects were match funded, the monthly average nonrecourse debt balance increased in 2012 to $191.3 million compared to $156.3 million in 2011. This change resulted in an increase in investment interest expense of $0.4 million to $9.8 million in 2012, compared to $9.4 million in 2011 despite the average debt interest rate falling to 5.15% in 2012 from 6.04% in 2011. As a result of the lower interest rate earned on the investments offset partially by the lower interest rate on the nonrecourse debt, the net investment revenue spread fell to 1.19% in 2012 from 1.69% in 2011 and net investment revenue decreased by $0.3 million to $2.0 million in 2012 as compared to $2.3 million in 2011.

Other Investment Revenue

Gain on securitization of receivables was $3.9 million for 2012, a decrease of $0.1 million from $4.0 million in 2011. Fee income increased by $10.5 million to $11.4 million in 2012, compared to $0.9 million in 2011, primarily the result of higher advisory service fees from the closing of sustainable infrastructure financing transactions in 2012.

Total Revenue, Net of Investment Interest Expense

Total revenue, net of investment interest expense increased by $10.1 million to $17.3 million in 2012 compared to $7.2 million in 2011, as a result of an increase in other investment revenue of $10.4 million partially offset by a decrease in net investment revenue of $0.3 million.

Other Expenses, Net

Other expenses, net increased by approximately $1.3 million to $13.5 million in 2012, compared to $12.2 million in the comparable period in 2011. The increase in compensation and benefits of $3.7 million from $4.0 million in 2011 to $7.7 million in 2012 was the result of higher performance based compensation expense associated with the higher fee income as well as higher costs for additional personnel and professional fees to expand our origination capability and prepare for our IPO. General and administrative expenses increased by $1.4 million to $3.9 million in 2012, compared to $2.5 million in 2011, as a result of higher professional fees on transactions that closed during the year as well as expenses relating to preparing for our IPO.

The loss from equity method investment in affiliate decreased by approximately $3.8 million to $1.2 million in 2012, compared to $5.0 million in 2011. EnergySource completed a number of transactions in the year including placing its primary holding, a geothermal plant, into production as well as refinancing its existing debt and selling equity to a third party investor. The decrease in this loss was also the result of decreased losses on an interest rate swap which was held by EnergySource. In December 2012, we distributed our investment in EnergySource to the Predecessor’s existing owners.

Net Income (Loss)

Net income increased by approximately $8.8 million to $3.8 million in 2012, compared to a loss of $5.0 million in 2011 due primarily to the increase in fee income offset by higher other expenses, net.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles and any non-cash tax charges. The amount is also adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

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

However, Core Earnings does not represent cash generated from operating activities in accordance with U.S. GAAP and should not be considered as an alternative to net income (determined in accordance with U.S. GAAP), or an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the core earnings reported by other REITs.

We have calculated our Core Earnings for the period from our IPO to December 31, 2013. We did not use Core Earnings and thus have not calculated it for periods prior to our IPO. The table below provides a reconciliation of our net income to Core Earnings:

	For the Period from April 23, 2013 to December 31,
	2013	Per Share
	(in thousands, except per share amounts)
Net income attributable to controlling shareholders	$(10,459)	$(0.68)
Adjustments attributable to controlling shareholders(1):
Non-cash equity-based compensation charge	6,884
Non-cash provision for credit losses	10,699
Amortization of intangibles	150
Non-cash provision for taxes	(244)

Core Earnings(2)	$7,030	$0.43

(1)	Includes only the portion of the adjustment that is allocated to the controlling shareholders.
(2)	Core Earnings per share is based on 16,424,427 shares for the year ended December 31, 2013, which represents the weighted average number of fully-diluted shares outstanding including participating securities, excluding the minority interest in our Operating Partnership as the income attributable to the minority interest is also excluded.

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

The following is a reconciliation of our U.S. GAAP financing receivables and investments to our managed assets as of December 31, 2013 and 2012, September 30, 2012 and 2011 and our U.S. GAAP income from financing receivables to our investment income from managed assets for the years ended December 31, 2013, the three months ended December 31, 2012, and the years ended September 30, 2012 and 2011:

	As of December 31,		As of September 30,
	2013	2012	2012	2011
	(In thousands)
Financing receivables (1)	$347,871	$191,399	$195,582	$143,776
Investments (1)	91,964	—	—	—
Assets held in securitization trusts	1,617,992	1,431,635	1,412,693	1,394,750

Managed Assets	$2,057,827	$1,623,034	$1,608,275	$1,538,526

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments held-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014.

	Year Ended December 31,	Three Months Ended December 31,	Years end September 30,
	2013	2012	2012	2011
	(In thousands)
Investment interest income	$17,365	$2,834	$11,848	$11,739
Income from assets held in securitization trusts	86,256	20,670	84,582	82,176

Investment Income from Managed Assets	$103,621	$23,504	$96,430	$93,915

Other Financial Measures

The following are certain financial measures for the years ended December 31, 2013 and September 30, 2012 and 2011.

	Year Ended December 31,	Year Ended September 30,
	2013	2012	2011
Return on assets	(3.2)%	1.9%	(2.7)%
Return on equity	(16.1)%	21.5%	(25.9)%
Average equity to average total assets ratio	20.0%	8.7%	10.6%

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders. Prior to our IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. In securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of December 31, 2013, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.6 billion. In addition, we have also financed our business through fixed rate nonrecourse debt where the debt is match-funded with corresponding fixed rate yielding assets. As of December 31, 2013, we had outstanding approximately $160 million of this match funded debt, all of which was consolidated on to our balance sheet. We expect to continue to use securitizations and non-recourse match-funded borrowings to finance our business. We also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

Since our IPO, we have broadened our financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. In addition, in December 2013, we issued $100 million, 2.79% fixed rate asset backed non-recourse notes that mature in 2019. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions saved by the technologies that secured the financing. For further information on the revolving credit facility, asset backed nonrecourse notes, and our match funded nonrecourse debt, see the Credit Facility and Nonrecourse Debt sections of “—Sources and Uses of Cash.”

We also plan to use other fixed and floating rate borrowings in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, as well as additional securitizations and match funded arrangements, as a means of financing our business. The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and portfolio management considerations, as well as prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financings arrangements.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Prior to our IPO, we financed our transactions with U.S. federal government obligors with more than 95% debt. Our current policy is to maintain a debt to equity ratio of less than two to one across our overall portfolio and as of December 31, 2013, this debt to equity ratio was approximately 1.2 to 1.

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

Sources and Uses of Cash

We had $31.8 million, $8.0 million, $20.9 million and $1.6 million of unrestricted cash and cash equivalents as of December 31, 2013 and 2012, and September 30, 2012 and 2011, respectively. As a result of our post IPO strategy and our intention to hold more direct economic interests in our assets in the future, we do not believe that our sources and uses of cash for the historical periods as set forth below are comparable to our sources and uses of cash following our IPO.

Cash Generated from Operating Activities

Net cash used in operating activities was $10.8 million for the year ended December 31, 2013, driven primarily by operating cash flows used to acquire the financing receivables held for sale of $16.4 million and the net loss of $12.6 million, partially offset by the non-cash provision for credit losses of $11.0 million related to the impairment of a mezzanine debt investment in a geothermal project and non-cash equity-based compensation expense of $7.1 million, which includes a one-time charge of $5.8 million relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of our IPO and formation transactions.

Net cash used in operating activities was $1.4 million for the three months ended December 31, 2012. In addition to the net income of $0.9 million, there was the non-cash loss from our equity method investment of $0.4 million and depreciation and amortization of $0.1 million. This was offset by the changes in operating assets and liabilities of $2.9 million, primarily resulting from the payment of expenses accrued at September 30, 2012.

Net cash provided by operating activities was $9.7 million for the year ended September 30, 2012. In addition to net income of $3.8 million, there were significant non-cash expenses, including the loss from our equity method investment of $1.3 million and depreciation and amortization of intangibles of $0.4 million for 2012. In addition, changes in operating assets and liabilities, primarily resulting from accrued compensation expense at year-end, provided cash of $3.8 million and the non-cash component of the securitizations increased operating cash by $0.4 million.

Net cash provided by operating activities was $1.5 million for the year ended September 30, 2011. The net loss in 2011 was due in significant part to non-cash expenses including the loss from our equity method investment in HA EnergySource of $5.0 million and depreciation and amortization of intangibles of $0.4 million. In addition in 2011, changes in other assets and liabilities provided cash of $0.8 million and the non-cash component of the securitizations increased operating cash by $0.3 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $229.3 million for the year ended December 31, 2013. Cash of $156.0 million and $92.5 million were used to acquire financing receivables and investments, respectively, and $49.8 million was set-aside in restricted cash to be used to pay for future funding obligations associated with the new investments. These cash outlays were offset by $68.5 million of principal collections on financing receivables held on our balance sheet.

Net cash generated from investing activities was $6.0 million for the three months ended December 31, 2012. In the three months ended December 31, 2012, cash used for new investments in finance receivables held on our balance sheet was $2.1 million and principal collections on financing receivables held on our balance sheet were $6.3 million. In the three months ended December 31, 2012, the investment and advances in non-consolidated affiliates, other than the $3.4 million non-cash contribution as part of the spinout of HA EnergySource, were $0.6 million and the distributions from the non-consolidated affiliates were $0.4 million. In addition, the release of restricted cash generated $2.0 million.

Net cash used in investing activities was $40.2 million for the year ended September 30, 2012. In 2012, cash used for new investments in finance receivables held on our balance sheet was $103.3 million and principal collections on financing receivables held on our balance sheet were $51.5 million. For 2012, the investment and advances in non-consolidated affiliates was $3.4 million and the distributions from the non-consolidated affiliates were $14.3 million. In addition, $0.2 million was spent on property and equipment, primarily as the result of our office move and the net proceeds from the sale of marketable securities generated $0.5 million and the release of restricted cash generated $0.3 million.

Net cash provided by investing activities was $8.2 million for the year ended September 30, 2011. Cash used for new investments in finance receivables held on our balance sheet was $7.2 million and principal collections on financing receivables held on our balance sheet were $22.6 million in 2011. Additionally, our investment and advances in non-consolidated affiliates resulted in a cash outflow of $5.1 million in 2011 and the establishment of the restricted cash reserve of $2.1 million was also a cash outflow in 2011.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $263.9 million for the year ended December 31, 2013. Our IPO resulted in net proceeds of $160.0 million. Total borrowings were $260.1 million with borrowings from the new credit facility of $131.0 million and nonrecourse borrowings of $129.1 million, including our new private placement of asset-backed nonrecourse notes of $100.0 million. Payments of $65.2 million and $58.0 million were made on nonrecourse debt and on the credit facilities, respectively, and $16.9 million was paid on deferred funding obligations. Dividends and distributions of $7.1 million were paid to shareholders and $8.7 million was used on deferred transactions costs associated with the new credit facility and the asset-backed nonrecourse notes. The transaction costs will be amortized as a component of interest expense over the term of the agreements.

Net cash used in financing activities was $17.5 million for the three months ended December 31, 2012. During the quarter, $12.7 million was used to fund accrued distributions on and to return capital in respect of the Series A participating preferred units. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $2.2 million versus repayments on the nonrecourse debt of $6.5 million during the period. In addition, principal repayments on our existing credit facility were $0.4 million. Net cash provided by financing activities was $1.9 million for the three months ended December 31, 2011. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $8.9 million versus repayments on the nonrecourse debt of $6.4 million during the period. In addition, principal repayments on our existing credit facility were $0.6 million.

Net cash from financing activities was $49.8 million for the year ended September 30, 2012. Total proceeds from nonrecourse debt to fund the origination of financing receivables were $104.2 million for 2012 versus repayments on the nonrecourse debt of $52.1 million during such period. In addition, principal repayments on our existing credit facility were $2.3 million.

Net cash used in financing activities was $13.4 million in for the year ended September 30, 2011. In 2011, proceeds from nonrecourse debt were $7.4 million and repayments on nonrecourse debt were $23.1 million. In 2011, proceeds from borrowings on our credit facility were $4.0 million, offset by repayments on our existing credit facility of $1.4 million. The $4.0 million of borrowings were used for general corporate purposes, including investing in sustainable infrastructure projects and to establish a restricted cash reserve.

Credit Facility

In July 2013, we entered into a $350.0 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). On November 26, 2013, the PF Loan Agreement was amended to provide our company with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administration agent.

The terms of the credit facility, as amended, are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. We, together with certain of our subsidiaries, have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty dated July 19, 2013, and (y) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50% or a specifically negotiated rate on certain loans as approved by the administrative agent.

Any financing we proposed to be included in the borrowing base as collateral under the Loan Agreements will be subject to the approval of the administrative agent in its sole discretion. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. Federal Government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreement determines the borrowing capacity, subject to the overall facility limits described above.

We had outstanding borrowings under our credit facilities of $77.1 million as of December 31, 2013. We pledged $114.3 million of financing receivables as collateral for the credit facility as of December 31, 2013. We incurred approximately $8.6 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized on a straight-line basis over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require that we maintain the following covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0
Maximum Debt to Equity Ratio of less than:	4 to 1

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable. For purposes of the Maximum Debt to Equity ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

We repaid our Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The facility had a balance of $4.6 million as of September 30, 2012. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging and was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2012. Interest paid under the facility was $0.3 million for the years ended September 30, 2012 and 2011.

Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, we issued in a private placement $100.0 million of nonrecourse asset-backed notes with a fixed interest rate of 2.79%. The notes mature in December 2019 and are secured by $109.5 million of on-balance sheet financing receivables. The noteholders can only look to the cash flows of the pledged financing receivables to satisfy the notes and we are not liable for nonpayment by the obligor of the financing receivables securing these notes. As of December 31, 2013, we had $100.1 million of notes outstanding. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance. We incurred approximately $0.2 million of costs associated with the issuance of the notes that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $156.4 million as of December 31, 2013 and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of December 31, 2013, we employed 22 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space under an operating lease entered into in July 2011 and which was amended in October 2013 to incorporate expansion space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the July 2011 lease commenced in March 2012 and incremental payments related to the expansion space will commence in March 2014. Our previous lease expired December 31, 2011. We also lease space at a satellite office under an operating lease entered into in November 2011. Lease payments under this lease commenced in February 2012.

The following table provides a summary of our contractual obligations as of December 31, 2013:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$259,924	$40,246	$71,760	$33,336	$114,582
Interest on Long-term Debt Obligations(1)	56,423	9,666	14,684	10,602	21,471
Credit Facility	77,114	114	—	77,000	—
Interest on Credit Facility(2)	8,728	1,915	3,829	2,984	—
Deferred Funding Obligations	74,675	53,752	18,101	2,822	—
Operating Lease Obligations	3,440	306	791	851	1,492

Total	$480,304	$105,999	$109,165	$127,595	$137,545

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $8.3 million and $8.9 million for the years ended December 31, 2013 and September 30, 2012, respectively. Interest paid on the credit facilities was $0.6 million and $0.3 million for the years ended December 31, 2013 and September 30, 2012, respectively.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2013 and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility.

Off-Balance Sheet Arrangements

As described under “—Critical Accounting Policies and Use of Estimates,” we have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $6.1 million as of December 31, 2013 that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRS.

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

Our board of directors authorized, and we declared, the following dividends in 2013:

Announced Date	Record Date	Pay Date	Amount per share	Frequency
8/8/13	8/20/13	8/29/13	$0.06	Quarterly
11/7/13	11/18/13	11/22/13	$0.14	Quarterly
12/17/13	12/30/13	1/10/14	$0.22	Quarterly

Subsequent to 2013, on March 13, 2014, our board of directors declared a $0.22 dividend to shareholders of record as of March 27, 2014 and payable on April 9, 2014.

Book Value Considerations

As of December 31, 2013, we carried only our retained interests in securitized receivables and our investments held-for-sale at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $3.2 million of investments held-for-sale and the $4.9 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of December 31, 2013, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

Inflation

We do not anticipate that inflation will have a significant effect on our results of operations. However, in the event of a significant increase in inflation, interest rates could rise and our projects and investments may be materially adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We anticipate that our primary market risks will be related to commodity prices, the credit quality of our counterparties and project companies, market interest rates and the liquidity of our assets. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock.

Credit Risks

While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in projects we finance that do not depend on funding from the U.S. federal government. We expect to increasingly target such projects as part of our strategy. In the case of various other sustainable infrastructure projects, we are exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments as well as to the performance of the project. We may also encounter enhanced credit risk as we execute our strategy to increasingly include mezzanine debt or equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our credit facility, and in the future, will be subject to interest rate risk for any new floating or inverse floating rate assets and credit facilities. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our financing of sustainable infrastructure projects and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities may be of limited duration and are periodically refinanced at then current market rates. We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets and (2) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile, which allows us to maintain a minimum threshold of recurring principal repayments and capital to redeploy into changing rate environments. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2013, and September 30, 2012, the estimated fair value of our fixed rate nonrecourse debt was $266.9 million and $218.2 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our July 2013, credit facility is a variable rate loan. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest rate expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility.

We record the residual asset portion of our securitization assets at fair value, which was $4.9 million as of December 31, 2013, and $4.6 million as of September 30, 2012. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of December 31, 2013.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of December 31, 2013, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

Commodity Price Risk

Investments in sustainable infrastructure projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like clean energy which may be a substitute for natural gas. In addition, certain of our projects reduce the use of the commodity so the impact of a reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18.0 million (net of recoveries) on the more than $4.5 billion of transactions we originated since 2000, which represents an aggregate loss of approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 8. Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2013 and September 30, 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for the year ended December 31, 2013, the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannon Armstrong Sustainable Infrastructure Capital, Inc. at December 31, 2013 and September 30, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2013, the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 17, 2014

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2013	September 30, 2012
Assets
Financing receivables	$347,871	$195,582
Investments	91,964	—
Financing receivable and investments held-for-sale	27,971	—
Securitization assets	6,144	6,233
Cash and cash equivalents	31,846	20,948
Restricted cash and cash equivalents	49,865	2,035
Intangible assets, net	1,706	2,058
Goodwill	3,798	3,798
Equity method investment in affiliate	—	787
Other assets	10,267	1,022

Total Assets	$571,432	$232,463

Liabilities and Equity
Liabilities:
Accounts payable and accrued expenses	$7,296	$8,419
Deferred funding obligations	74,675	—
Credit facility	77,114	4,599
Asset-backed nonrecourse notes (secured by financing receivables of $109.5 million)	100,081	—
Other nonrecourse debt (secured by financing receivables of $156.4 million and $195.6 million, respectively)	159,843	200,283
Deferred tax liability	1,799	—

Total Liabilities	420,808	213,301

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 15,892,927 shares issued and outstanding	159	—
Series A participating preferred units	—	10,401
Class A common units	—	67
Additional paid in capital	160,120	—
Retained (deficit) earnings	(13,864)	8,441
Accumulated other comprehensive (loss) income	110	253
Non-controlling interest	4,099	—

Total Equity	150,624	19,162

Total Liabilities and Equity	$571,432	$232,463

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,	Three Months Ended December 31,	Years ended September 30,
	2013	2012	2012	2011
Net Investment Revenue:
Financing receivables	$15,468	$2,834	$11,848	$11,739
Investments	1,897	—	—	—

Total investment interest income	17,365	2,834	11,848	11,739
Investment interest expense	(9,815)	(2,347)	(9,852)	(9,442)

Net Investment Revenue	7,550	487	1,996	2,297
Provision for credit losses	(11,000)	—	—	—

Net Investment Revenue, net of provision	(3,450)	487	1,996	2,297
Other Investment Revenue:
Gain on securitization of receivables	5,597	2,534	3,912	4,025
Fee income	1,483	254	11,380	877

Other Investment Revenue	7,080	2,788	15,292	4,902

Total Revenue, net of investment interest expense and provision	3,630	3,275	17,288	7,199

Compensation and benefits	(12,312)	(1,157)	(7,697)	(4,028)
General and administrative	(3,844)	(584)	(3,901)	(2,506)
Depreciation and amortization of intangibles	(340)	(105)	(440)	(431)
Other interest expense	(56)	(56)	(287)	(295)
Other income	22	1	52	61
Unrealized gain on derivative instruments	15	23	73	35
Loss from equity method investment in affiliate	—	(448)	(1,284)	(5,047)

Other Expenses, net	(16,515)	(2,326)	(13,484)	(12,211)

Net (loss) income before income tax	(12,885)	949	3,804	(5,012)
Income tax benefit (expense)	251	—	—	—

Net (Loss) Income	$(12,634)	$949	$3,804	$(5,012)

Net (loss) attributable to non-controlling interest holders	(2,175)

Net (Loss) attributable to controlling shareholders	$(10,459)

Basic earnings per common share	$(0.68)

Diluted earnings per common share	$(0.68)

Weighted average common shares outstanding—basic	15,716,250
Weighted average common shares outstanding—diluted	15,716,250

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2013	2012	2012	2011
Net (loss) income	$(12,634)	$949	$3,804	$(5,012)
Unrealized (loss) income on residual assets	(159)	19	217	(79)

Comprehensive (loss) income	$(12,793)	$968	$4,021	$(5,091)

Less: Comprehensive (loss) attributable to non-controlling interests holders	(2,350)

Comprehensive income attributable to controlling shareholders	$(10,443)

See accompanying notes

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Series A Participating Preferred	Common Stock		Class A Common	Additional Paid-in	Retained	Accumulated Other Comprehensive	Non-controlling
	Units	Shares	Amount	Units	Capital	Earnings	Income (Loss)	Interest	Total
Balance at September 30, 2010	$10,401		$—	$38	$—	$11,875	$115	$—	$22,429
Net income (loss)						(5,012)			(5,012)
Unrealized (loss) on residual assets							(79)	—	(79)
Equity-based compensation				14					14
Distributions						(1,067)			(1,067)

Balance at September 30, 2011	10,401	—	—	52	—	5,796	36	—	16,285
Net income (loss)						3,804			3,804
Unrealized gain on residual assets							217	—	217
Equity-based compensation				15					15
Distributions						(1,159)			(1,159)

Balance at September 30, 2012	10,401	—	—	67	—	8,441	253	—	19,162
Net income (loss)						949			949
Unrealized gain on residual assets							19	—	19
Return of capital on preferred units	(10,401)					—			(10,401)
Equity-based compensation				2					2
Distributions						(3,880)			(3,880)

Balance at December 31, 2012	—	—	—	69	—	5,510	272	—	5,851
Net income (loss)						(10,459)	—	(2,175)	(12,634)
Unrealized (loss) on residual assets							16	(175)	(159)
Issue shares of common stock		15,795	158	(69)	157,892	—	—	—	157,981
Equity-based compensation				—	6,885	—		194	7,079
Establishment of non-controlling interest					(4,300)	(1,981)	(178)	6,459	—
Issuance (repurchase) of vested equity-based compensation shares		98	1		(357)			(10)	(366)
Dividends of $0.42 per share						(6,934)		(194)	(7,128)

Balance at December 31, 2013	$—	15,893	$159	$—	$160,120	$(13,864)	$110	$4,099	$150,624

See accompanying notes

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Year Ended December 31,	Three Months Ended December 31,	Years Ended September 30,
	2013	2012	2012	2011
Cash flows from operating activities
Net (loss) income	$(12,634)	$949	$3,804	$(5,012)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Undistributed loss from equity method investment in affiliate	—	448	1,284	5,047
Provision for credit losses	11,000	—	—	—
Unrealized gain on derivative instrument	(15)	(23)	(73)	(35)
Depreciation and amortization of intangibles	340	105	440	431
Equity-based compensation	7,079	2	15	14
Amortization of deferred financing fees	760	—	—	—
Noncash gain on securitizations and payment in kind income	(390)	(136)	(53)	(1,426)
Amortization of servicing assets	312	70	352	589
Change in securitization residual assets	6	87	128	1,145
Changes in other assets and liabilities:
Financing receivables held-for-sale	(16,444)	—	—	—
Accounts payable and accrued expenses	498	(2,638)	4,097	860
Other	(1,264)	(311)	(259)	(81)

Net cash (used in) provided by operating activities	(10,752)	(1,447)	9,735	1,532

Cash flows from investing activities
Purchases of financing receivables	(155,992)	(2,102)	(103,284)	(7,168)
Principal collections from financing receivables	68,537	6,285	51,478	22,602
Purchases of investments	(92,522)	—	(254)	(1,011)
Principal collections from investments	558	—	760	1,009
Purchase of property and equipment	(65)	—	(217)	(52)
Investment in equity method affiliate	—	(584)	(3,337)	(5,120)
Distribution received from equity method affiliate	—	443	14,294	—
Proceeds from (Advances to) affiliates	—	8	65	(8)
Change in restricted cash	(49,810)	1,980	265	(2,051)

Net cash used in investing activities	(229,294)	6,030	(40,230)	8,201

Cash flows from financing activities
Proceeds from nonrecourse debt	29,122	2,181	104,224	7,399
Principal payments on nonrecourse debt	(65,231)	(6,511)	(52,118)	(23,111)
Proceeds from credit facility	131,000	—	—	4,000
Principal payments on credit facility	(57,974)	(430)	(2,296)	(1,441)
Proceeds from asset-backed nonrecourse notes	100,000	—	—	—
Payments on deferred funding obligations	(16,874)	—	—	—
Payment of deferred financing costs	(8,712)	—	—	—
Net proceeds from issuance of equity	160,031	—	—	—
Repurchase of common stock	(366)	—	—	—
Payment of dividends	(6,934)	—	—	—
Distributions on Series A Participating Preferred Units	—	(2,346)	—	(227)
Return of capital on Series A Participating Preferred Units	—	(10,401)	—	—
Distributions to non-controlling interest holders	(194)	—	—	—

Net cash provided by (used in) financing activities	263,868	(17,507)	49,810	(13,380)

Increase (decrease) in cash and cash equivalents	23,822	(12,924)	19,315	(3,647)
Cash and cash equivalents at beginning of period	8,024	20,948	1,633	5,280

Cash and cash equivalents at end of period	$31,846	$8,024	$20,948	$1,633

Interest paid	$8,864	$2,051	$9,201	$9,737

See accompanying notes

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“Company”) provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.”

On April 23, 2013, we completed our initial public offering (“IPO”) of 13,333,333 shares of common stock priced at $12.50 per share. The common stock is listed on the New York Stock Exchange under the symbol “HASI”. The net proceeds to us from the IPO were approximately $160.0 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

Concurrently with the IPO, we completed a series of transactions, which are referred to as the formation transactions, that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming an indirect subsidiary of the Company.

The significant elements of the formation transactions included the exchange by the existing owners of the Predecessor, directly or indirectly by merger or equity contribution, of their equity interests in the entities that owned the Predecessor for cash or shares of the Company’s common stock or units of limited partner interest (“OP units”) in the Company’s operating partnership and controlled subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P. (the “Operating Partnership”); and the repayment of a credit facility and the related swap discussed in Note 8.

We intend to operate our business to continue to be taxed as real estate investment trust (“REIT”) for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We operate our business through, and serve as the sole general partner of, our Operating Partnership subsidiary which was formed to acquire and directly or indirectly own the Company’s assets. We also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act.

To the extent any of the financial data included in this report is as of or from a period prior to April 23, 2013, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to our business as a result of the capital raised in the IPO, including the broadened scope of projects targeted for financing, our enhanced financial structuring flexibility and our ability to retain a larger share of the economics from our origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the IPO and formation transactions.

Our and our subsidiaries’ principal business is providing or arranging financing of sustainable infrastructure projects. We finance our business through the use of our own capital and debt, the securitization of receivables and the use of nonrecourse debt. We also generate fee income for arranging financings that are held directly on the balance sheet of other investors, by providing broker/dealer or other financing related services to sustainable infrastructure project developers and by servicing our managed assets. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long-term contracts.

Change in Year End

Our fiscal year-end changed from September 30 to December 31, effective January 1, 2013. As a result, our current fiscal year consists of the twelve months ended December 31, 2013. Our previous fiscal year ended September 30, 2012. Consequently, we have included results for the three-month transition period ended December 31, 2012 in the results of operations, comprehensive income (loss), stockholders’ equity and cash flows as well as related notes. A comparative consolidated statement of operations for the three months ended December 31, 2012 and 2011 is presented in Note 16.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of our company and its controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain amounts in prior periods have been reclassified to conform to the current year presentation.

Following the guidance for non-controlling interests in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, references in this report to our earnings per share and our net income and shareholders’ equity attributable to common shareholders do not include amounts attributable to non-controlling interests.

Use of Estimates

The consolidated financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Financing Receivables

Financing receivables include financing sustainable infrastructure project loans, receivables and direct financing leases. We account for leases as direct financing leases in accordance with ASC 840, Leases.

Unless otherwise noted, we generally have the ability and intention to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our intent and ability to hold certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. A financing receivable held for investment represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized costs or fair value on our balance sheet. We may secure nonrecourse debt with the proceeds from our financing receivables.

We evaluate our financing receivables for potential delinquency, non-accrual or impairment on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.

A financing receivable is considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the debt service requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the loan, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry and broader economic factors and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a loan is considered to be impaired, we record an allowance to reduce the carrying value of the loan to the present value of expected future cash flows discounted at the loan’s contractual effective rate or the amount realizable from other contractual terms such as the currently estimated fair market value of the collateral less estimated selling costs, if repayment is expected solely from the collateral. We charge off loans against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. Unless otherwise noted, we intend to hold debt securities to maturity and thus carry these securities on the balance sheet at amortized cost basis, which is initially at cost plus any premiums or discounts that are amortized or accreted into investment interest income using the effective interest method. Debt securities that we do not intend to hold to maturity are classified as available-for-sale and are carried at fair value on our balance sheet. Unrealized gains and losses on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) in stockholder’s equity.

We evaluate our investments for other than temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and/or value of the underlying project. We consider a number of qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction and support provided by the sponsor or guarantor.

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective yield or its estimated collateral value. Any remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated other comprehensive income.

To the extent we hold investments with an OTTI and if we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.

Securitization of Receivables

During the year ended December 31, 2013 and the three months ended December 31, 2012, and the years ended September 30, 2012 and 2011, we transferred receivables in multiple securitization transactions. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under U.S. GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which are carried on the consolidated balance sheets as securitization assets.

Gain or loss on sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. We generally transfer the receivables to securitization trusts immediately upon the initial funding from the third party purchasing a beneficial interest in the trust. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and discount rates commensurate with the risks involved.

As described above, we initially account for all separately recognized servicing assets and servicing liabilities at fair value as required under ASC 860. Under ASC 860-50, Transfers and Servicing—Servicing Assets and Liabilities, entities may either subsequently measure servicing assets and liabilities using the amortization method or the fair value measurement method and we have selected the amortization method to subsequently measure our servicing assets. We assess servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, we will recognize an impairment in net income.

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

Servicing income is recognized as earned. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at December 31, 2013 and September 30, 2012) assessed for impairment.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Modifications to Debt

We evaluate any modifications to our debt in accordance with the applicable guidance in ASC 470-50, Debt— Modifications and Extinguishments. If the debt instruments are substantially different, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2013 and September 30, 2012 include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price which approximates fair value.

Restricted Cash

Restricted cash at December 31, 2013, and September 30, 2012, includes $49.9 million and $2.0 million, respectively, of cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations for specific projects and to satisfy the deposit requirements of the former credit facility outstanding as of September 30, 2012.

Intangible Assets and Goodwill

Intangible assets are amortized using the straight-line method over the remaining estimated life, generally ranging from three to 15 years. The carrying amounts of intangible assets are reviewed for impairment when indicators of impairment are identified. If the carrying amount of the asset exceeds the undiscounted expected cash flows that are directly associated with the use and eventual disposition of the asset, an impairment charge is recognized to the extent the carrying amount of the asset exceeds the fair value.

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate goodwill for potential impairment annually on September 30, or whenever impairment indicators are present. We perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. First, we compare our fair value using our market capitalization based on the average market price relative to our current carrying value, including goodwill. If our fair value is in excess of the carrying value, the related goodwill is not impaired and no further analysis is necessary. If, however, our carrying value exceeds our fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any. If our estimated fair value were to be less than our book value, the second step of the review process is performed to calculate the implied fair value of our goodwill in order to determine whether any impairment is required. The implied fair value of the goodwill is calculated by allocating our estimated fair value to all of our assets and liabilities as if we had been acquired in a business combination. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. We did not recognize any goodwill impairments in 2013, 2012 or 2011.

Variable Interest Entities and Equity Method Investment in Affiliate

We account for our investment in entities that are considered variable interest entities under ASC 810. We perform an ongoing assessment to determine the primary beneficiary of each entity as required by ASC 810. See Securitization of Receivables above.

The special purpose entities that are formed for the purpose of holding our financing receivables and investments on our balance sheet are designed by us and substantially all of the activities of these entities are closely associated with our activities. Based on our assessment, we determined that we have power over and receive the benefits of these special purpose entities; hence we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.

Prior to December 2012, the Predecessor had an equity method investment in affiliate that was accounted for using the equity method of accounting. The Predecessor determined this investment was a variable interest entity under ASC 810 over which it had the ability to exercise influence over operating and financial policies of the investee but it was not the primary beneficiary as it did not have the power to direct the most important decisions related to the most significant activities of the investment.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the partnership agreement, less distributions received. Because the partnership agreements contain preferences with regard to cash flows from operations, capital events and/or liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method. Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investment in affiliate in the consolidated statements of operations.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investment, we determined that no impairment had occurred for the three months ended December 31, 2012 and the years ended September 30, 2012 and 2011 and we had no equity method investments for the year ended December 31, 2013.

Income Taxes

We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our net taxable income, excluding capital gains, to our shareholders. We intend to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

We account for income taxes of our TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made for the three months ended December 31, 2012 or for the years ended September 30, 2012 and 2011 in the accompanying consolidated financial statements, since our profits and losses were reported on the Predecessor’s members’ tax returns.

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” of being sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. We have no examinations in progress, none are expected at this time, and years 2009 through 2012 are open. As of December 31, 2013 and September 30, 2012, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of December 31, 2013 and September 30, 2012, and no interest and penalties were recognized during the year ended December 31, 2013, the three months ended December 31, 2012, or the years ended September 30, 2012 and 2011.

Equity-Based Compensation

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

Upon the completion of our IPO, we adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and long term incentive plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award non-vested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested shares of restricted common stock or restricted stock units) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested shares of restricted common stock or restricted stock units (“participating securities” as defined in Note 14). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Membership Interests of Predecessor

At September 30, 2012, the membership interests of the Predecessor were represented by 15,601,077 authorized, issued and outstanding Series A Participating Preferred Units (“Preferred Units”) and 1,733,453 authorized, 1,200,000 outstanding Class A Common Units (“Common Units”). The Preferred Units had voting rights and a 10% compounded annual yield and the Common Units, which the Predecessor issued to certain employees in connection with an employee incentive plan, did not have voting rights. Distributions were permitted only at the discretion of the board of directors of the Predecessor with distributions on the Common Units prohibited until distributions on the Preferred Units reduced the Preferred Units’ capital and unpaid annual yield to zero which occurred in October 2012 when we made a return of capital of $10.4 million to the Preferred Units holders and paid $2.3 million of accrued distributions that reduced the Preferred Units’ capital and unpaid annual yield to zero. The Preferred Units remained outstanding without a mandatory dividend and were pari passu with the Common Units for future distributions.

In connection with the formation transaction described in Note 1, upon the completion of the IPO, the Preferred Units and Common Units were exchanged for our shares of common stock or OP units in the Operating Partnership, or for certain unit holders, were redeemed for cash.

Segment Reporting

We provide and arrange debt and equity financing for sustainable infrastructure projects and report all of our activities as one business segment.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. At December 31, 2013 and September 30, 2012, only our residual assets and our investments held-for-sale and derivatives, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3—Unobservable inputs are used when little or no market data is available.

	As of December 31, 2013
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$346.4	$347.9	Level 3
Investments	92.0	92.0	Level 3
Financing receivables and investments held-for-sale	28.0	28.0	Level 3
Residual assets	4.9	4.9	Level 3
Liabilities
Credit facility	77.1	77.1	Level 3
Nonrecourse debt	167.1	159.8	Level 3
Asset-backed nonrecourse notes	99.8	100.0	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of December 31, 2013.

	As of September 30, 2012
	Fair Value	Carrying Value	Level
Assets
Financing receivables	$213.1	$195.6	Level 3
Residual assets	4.6	4.6	Level 3
Liabilities
Credit facility	4.6	4.6	Level 3
Nonrecourse debt	218.2	200.3	Level 3

Financing Receivables and Investments

The fair values of financing receivables and investments are measured using a discounted cash flow model and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of our financing receivables and investments are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

Credit Facility

The fair values of the credit facility are determined using a discounted cash flow model and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of our credit facility are discount rates. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates in isolation would result in a significantly higher fair value.

Asset-Backed Nonrecourse Notes and Other Nonrecourse Debt

The fair values of our nonrecourse debt are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of our nonrecourse debt are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

Residual Assets

At December 31, 2013 and September 30, 2012, we had residual assets, which are included in the securitization assets line item in the consolidated balance sheets, relating to our retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of our residual assets are estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The observable inputs include published U.S government interest rates. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we have used discount rates of 8% to 10% to determine the fair market value of our residual assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for our Level 3 three assets carried at fair value which consists of our residual assets, (amounts in thousands):

	Years Ended
	December 31, 2013	September 30, 2012
Balance, beginning of period	$4,638	$4,531
Accretion	473	503
Additions (reclassifications)	390	(22)
Collections	(479)	(631)
Unrealized (loss) gain on residual assets	(159)	216

Balance, end of period	$4,863	$4,597

Derivatives

As of December 31, 2013, we did not have any outstanding derivatives on our balance sheet. At September 30, 2012, we had an interest rate swap and an interest rate cap relating to the Predecessor’s credit facility. The total fair value of the interest rate swap and interest rate cap was $(0.1 million) at September 30, 2012. During the year ended September 30, 2012, an unrealized gain on derivatives of $0.1 million was recorded in net income in the consolidated statements of operations. The valuation was based on Level 2 inputs primarily determined based on the present value of future cash flows using model-derived valuations that use observable inputs such as interest rates and credit spreads. The significant unobservable inputs used in the fair value measurement of our interest rate swap and interest rate cap are interest rates. Significant increases in interest rates would result in lower unrealized losses on our interest rate swap and cap while decreases in interest rates would result in higher unrealized losses on our interest rate swap and cap.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. At December 31, 2013 and September 30, 2012, we had cash deposits held in U.S. banks of $81.7 million and $23.0 million, respectively. Included in these balances are $80.3 million and $21.3 million in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables, direct financing leases and investments consist of primarily U.S. government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor.

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

We consolidate our Operating Partnership. Interests in the Operating Partnership represented by OP units that are owned by other limited partners are included in non-controlling interest on our consolidated balance sheets. As of December 31, 2013, the Operating Partnership had 16,954,117 OP units outstanding, of which 97.3% were owned by us and 2.7% were owned by other limited partners. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by limited partners and instead we will redeem such OP units for cash until such time that we have an effective registration statement covering the OP units held by certain limited partners. As a result, we will report the non-controlling interest outside of equity beginning January 1, 2014.

The following is an analysis of the controlling and non-controlling interest from April 23, 2013, the date of the IPO, to December 31, 2013 (amounts in thousands):

	Controlling Interest	Non-Controlling Interest Holders	Total
Equity immediately after IPO (1)	$161,838	$—	$161,838
Establishment of non-controlling interest during formation transaction	(4,407)	4,407	—
Loss attributable to interest holders	(10,459)	(294)	(10,753)
Equity-based compensation	6,885	194	7,079
Distributions	(6,934)	(194)	(7,128)
Issuance (repurchase) of vested equity-based shares and other adjustments post-IPO	(414)	(14)	(428)
Change in accumulated other comprehensive income	16	—	16

Total Equity - December 31, 2013	$146,525	$4,099	$150,624

(1)	Amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

Allocation of Profit and Loss and Cash Distributions prior to April 23, 2013

All profits, losses and cash distributions of the Predecessor were allocated based on the percentages as follows:

	Prior to	Three months ended	Years ended September 30,
	April 23, 2013	December 31, 2012	2012	2011
MissionPoint HA Parallel Fund, L.P.	70%	70%	75%	75%
Jeffrey W. Eckel, Chief Executive Officer	18%	18%	20%	20%
Other management and employees of the Predecessor	12%	12%	5%	5%

Upon the completion of the IPO, the Preferred Units and Common Units were exchanged for shares of our common stock or OP units in the Operating Partnership, or for certain unit holders, were redeemed for cash.

5. Securitization of Receivables

We sold financing receivables in securitization transactions, recognizing gains of $5.6 million for the year ended December 31, 2013, as compared to $3.9 million and $4.0 million for the years ended September 30, 2012 and 2011, respectively. For the three months ended December 31, 2012, we sold financing receivables in securitization transactions and recognized a gain of $2.5 million. In connection with securitization transactions, we retained servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

As of December 31, 2013 and September 30, 2012, the fair values of retained interests, discount rates used in valuing those interests and the sensitivity to an increase in the discount rates of 5% and 10% were as follows (amounts in thousands):

	December 31, 2013
	Servicing	Residual Assets
Amortized cost basis	$1,281	$4,750
Fair value	$1,407	$4,863
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$255	$1,194
10% change in discount rate	$418	$1,842

	September 30, 2012
	Servicing	Residual Assets
Amortized cost basis	$1,636	$4,344
Fair value	$1,752	$4,597
Weighted-average life in years	8	7 to 18
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$316	$1,215
10% change in discount rate	$524	$1,887

In computing gains and losses on securitizations, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between us and the securitization trusts (amounts in thousands):

	Year ended	Three months ended	Years ended September 30,
	December 31, 2013	December 31, 2012	2012	2011
Purchase of receivables securitized	$260,115	$57,056	$142,045	$116,493
Proceeds from securitizations	$265,712	$59,590	$145,957	$120,518
Servicing fees received	$581	$137	$689	$794
Cash received from residual assets	$479	$215	$631	$1,401

As of December 31, 2013 and September 30, 2012, our managed receivables totaled $2.1 billion and $1.6 billion, of which $1.6 billion and $1.4 billion were securitized, respectively. There were no securitization credit losses in 2013, 2012 or 2011, and no material securitization delinquencies as of December 31, 2013 and September 30, 2012.

6. Financing Receivables and Investments

The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The following is an analysis of financing receivables and investments by type of obligor and credit quality as of December 31, 2013.

	Investment Grade
	Federal(1)	State, Local, Institutions (2)	Commercial Externally Rated (3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentage)
Financing receivables	$229.8	$73.3	$—	$43.9	$0.8	$347.8
Investments	—	—	76.9	—	15.1	92.0
Financing receivables and investments held-for-sale	24.8	—	—	—	3.2	28.0

Total	$254.6	$73.3	$76.9	$43.9	$19.1	$467.8

% of Total Portfolio	55%	16%	16%	9%	4%	100%
Average Remaining Balance (6)	$10.9	$24.4	$25.6	$21.9	$9.2	$14.0

(1)	Transactions where the ultimate obligor is the Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities. Included in this category are transactions totaling $17.7 million where $1.3 million of payments has been delayed more than 90 days due to a change in a government payment processing system. The payments were made in the first quarter of 2014. The entire balance is considered collectable.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a carrying value of $37.0 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc. and an investment grade rated debt security with a carrying value of $35.0 million that matures in 2033 whose obligor is an entity whose ultimate parent is Exelon Corporation. In each case, the carrying value approximates the estimated fair value.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $15.1 million on a wind project that is being acquired by NRG Energy, Inc.
(6)	Average Remaining Balance excludes 14 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $5.5 million.

The components of financing receivables of December 31, 2013 and September 30, 2012, were as follows (amounts in thousands):

	December 31, 2013	September 30, 2012
Financing receivables
Financing or minimum lease payments (1)	$504,688	$254,465
Unearned interest income	(142,366)	(54,182)
Allowance for credit losses	(11,000)	—
Unearned fee income, net of initial direct costs	(3,451)	(4,701)

Financing receivables (1)	$347,871	$195,582

(1)	Excludes $24.8 million in financing receivables held-for-sale at December 31, 2013

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments for each range of maturities as of December 31, 2013:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables(1)
Payment due by period (in thousands)	$358,871	$924	$114,628	$7,470	$235,849
Investments(1)
Payment due by period (in thousands)	$91,964	$—	$15,101	$—	$76,863

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments available-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014. Financing receivables also excludes allowance for credit losses of $11.0 million.

Investments consist of debt securities that are classified as held-to-maturity and thus recorded at their amortized cost as of December 31, 2013. There were no investments in an unrealized loss position as of December 31, 2013. There were no investments as of September 30, 2012.

As of December 31, 2013, we held financing receivables and a debt security that were held-for-sale and sold in the first quarter of 2014. The financing receivables, which matured in 2032 and 2037, and the investment, which matures in 2018, were recorded at cost that approximated their fair value of $24.8 million and $3.2 million, respectively, and were classified as held-for-sale as of December 31, 2013. As of September 30, 2012, there were no financing receivables or investments held for sale.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $74.7 million as of December 31, 2013. We have $49.9 million in restricted cash as of December 31, 2013 that will be used to pay these funding obligations. As of September 30, 2012, we did not have any deferred funding obligations or related restricted cash amounts.

In May 2013, we made a $24 million mezzanine loan priced at 15.22% to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. As previously disclosed, it was determined that additional time and equity funding would be required to complete the project’s development. EnergySource subsequently developed a revised project business plan and budget and was negotiating third party approvals. In connection with the development of the revised business plan, on December 30, 2013, we agreed to amend the loan agreement whereby approximately $14 million was repaid in cash. The remaining outstanding balance of $11.8 million has a rate of interest of 15.22% due quarterly in cash. The loan’s average outstanding balance for the year ended December 31, 2013 was $24.7 million. Total interest income accrued and collected in cash on the loan for the year ended December 31, 2013 was $2.4 million. As previously disclosed, certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We recently became aware that the project’s equity holders (who have already contributed an estimated $31 million in the project) presently do not plan to continue to fund the additional equity investments called for in the revised business plan and required for the project to move forward. As a result, we believe the probability of repayment of the loan in accordance with our contractual terms is in doubt and thus we concluded that the loan is impaired, requiring us to establish an allowance for credit loss of $11 million against the loan as of December 31, 2013. The project is considered a variable interest entity and the maximum exposure to loss is the net balance of $0.8 million which represents our current estimate of the realizable sale value of tangible project assets. We are assessing various options intended to allow us to recover the balance of the loan.

We had no other financing receivables or investments on nonaccrual status at December 31, 2013. There was no allowance for credit losses as of September 30, 2012, or provision for credit losses for the three months ended December 31, 2012 or for the years ended September 30, 2012 and 2011. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized in income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the years ended December 31, 2013, September 30, 2012, and 2011, or for the three months ended December 31, 2012.

7. Intangible Assets and Goodwill

In connection with a business purchase combination, which occurred in May 2007, we recorded intangible assets of $5.1 million to be amortized over their estimated useful life and goodwill of $3.8 million. Management tests our goodwill annually and has determined that our estimated fair value exceeds our book value at September 30, 2013 and September 30, 2012, and that goodwill is not impaired. At December 31, 2013 and September 30, 2012, the intangible assets consisted of:

	December 31, 2013	September 30, 2012
	(Amounts in Thousands)
Amortizable intangible assets:
Trade names (15 year estimated life)	$2,180	$2,180
Noncompetition agreements (3 year estimated life)	1,158	1,158
Customer relationships (6 year estimated life)	891	891
Securitization structuring costs (15 year estimated life)	860	860

Total amortizable intangible assets (at initial value)	5,089	5,089
Accumulated amortization	(3,383)	(3,031)

Net intangible assets	$1,706	$2,058

Future amortization expenses related to amortizable intangible assets at December 31, 2013 are as follows:

Year Ending December 31,	(Amounts in Thousands)
2014	203
2015	203
2016	203
2017	203
2018	203
Thereafter	691

$1,706

8. Credit Facilities

In 2013, we entered into a $350.0 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $700.0 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $150 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $300 million. We, together with certain of our subsidiaries, have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty dated July 19, 2013, and (y) a Limited Guaranty dated July 19, 2013. The scheduled termination date of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offer Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50% or a specifically negotiated rate on certain loans as approved by the administrative agent.

Any financing we proposed to be included in the borrowing base as collateral under the Loan Agreements will be subject to the approval of the administrative agent in its sole discretion. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. Federal Government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreement determines the borrowing capacity, subject to the overall facility limits described above.

We had outstanding borrowings under our credit facilities of $77.1 million as of December 31, 2013. We pledged $114.3 million of financing receivables as collateral for the credit facility as of December 31, 2013. We incurred approximately $8.6 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized on a straight-line basis over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require that we maintain the following covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin (starting June, 2014) of greater than:	$0
Maximum Debt to Equity Ratio of less than:	4 to 1

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable. For purposes of the Maximum Debt to Equity ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

We repaid our Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The facility had a balance of $4.6 million as of September 30, 2012. The interest rate swap was not designated as a hedging instrument under ASC 815, Derivatives and Hedging and was recorded in accounts payable and accrued expenses in the consolidated balance sheet as of September 30, 2012. Interest paid under the facility was $0.3 million for the years ended September 30, 2012 and 2011.

9. Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100.0 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by $109.5 million of on-balance sheet financing receivables. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of December 31, 2013, we had $100.1 million of Notes outstanding. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $156.4 million as of December 31, 2013 and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

An analysis of other nonrecourse debt by interest rate as of December 31, 2013 and September 30, 2012 is as follows (amounts in thousands):

December 31, 2013	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$66,089	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	68,862	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,892	2015 to 2031

Other nonrecourse debt	$159,843

September 30, 2012	Balance	Maturity
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$81,869	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	88,728	2013 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	29,686	2013 to 2031

Other nonrecourse debt	$200,283

The stated minimum maturities of nonrecourse debt at December 31, 2013 were as follows:

	Nonrecourse Debt
Year Ending December 31,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in thousands)
2014	$8,690	$31,556	$40,246
2015	8,116	39,541	47,657
2016	8,079	16,024	24,103
2017	8,383	13,486	21,869
2018	4,650	6,817	11,467
Thereafter	62,163	52,419	114,582

	$100,081	$159,843	$259,924

10. Defined Contribution Plan

We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 3% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed $0.2 million, $0.1 million, and $0.1 million under the plan for the years ended December 31, 2013, September 30, 2012 and 2011, respectively.

11. Commitments and Contingencies

Leases

We leased office space under an operating lease that commenced in December 2001 and expired in December 2011. In July 2011, we entered into a lease for new office space at another location that commenced in December 2011 and expires in March 2022. Both leases provide for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the December 2001 lease ceased in December 2011 while lease payments under the July 2011 lease commenced in March 2012. In October 2013, we expanded our office space under the July 2011 office space lease. At a satellite office, we leased office space under an operating lease that commenced in February 2012 and expires in January 2014.

Rent expense charged to operations was $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2013, September 30, 2012, and 2011, respectively. For the three months ended December 31, 2012, rent expense charged to operations was $0.1 million.

Future gross minimum lease payments are as follows:

Year Ending December 31,	(Amounts in Thousands)
2014	$306
2015	384
2016	407
2017	419
2018	432
Thereafter	1,492

$3,440

Litigation

We are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

12. Income Tax

We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”) under Section 856 through 860 of the Internal Revenue Code, commencing with our taxable year ending December 31, 2013. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRS”) will generally be subject to federal, state, and local income taxes. Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes.

We recorded a tax benefit of $0.3 million for the year ended December 31, 2013, related to the activities of our TRS. The tax benefit was determined using a federal rate of 35% and a combined state rate of 5%.

The components of the income tax benefit are as follows (amounts in thousands):

Year ended December 31, 2013
Federal	$219
State	32

Total net tax benefit	$251

We recorded a deferred tax liability of $1.8 million for the year ended December 31, 2013, related to the activities of our TRS. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following (amounts in thousands):

Year ended December 31, 2013
Financing receivable basis difference	$(2,982)

Gross deferred tax liabilities	(2,982)

Net operating loss (NOL) carryforwards	960
Equity-based compensation	223

Gross deferred tax assets	1,183

Net deferred tax liabilities	$(1,799)

The ability to carryforward the NOL of approximately $1.0 million will begin to expire in 2026 for federal tax purposes and during the period from 2016 to 2026 for state tax purposes if not utilized. If our TRS entities were to experience a change in control as defined in Section 382 of the Code, the TRS’s ability to utilize NOL in the years after the change in control would be limited.

No provision for federal or state income taxes has been made for the three months ended December 31, 2012 or for the years ended September 30, 2012 and 2011 in the accompanying consolidated financial statements, since our profits and losses were reported on the Predecessor’s members’ tax returns.

For federal income tax purposes, the cash dividends paid for the year ended December 31, 2013 are characterized as follows:

Year ended December 31, 2013
Common distributions
Ordinary income	63.7%
Return of capital	36.3%

100.0%

As our aggregate distributions paid in 2013 exceeded our 2013 taxable earnings and profits, the January 2014 distribution declared in the fourth quarter of 2013 and payable to shareholders of record as of December 30, 2013 will be treated as a 2014 distribution for Federal income tax purposes and is not included in the tax characterization shown above.

13. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2013:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22

Equity Incentive Plan

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the consolidated statements of operations based on their grant date fair values with the expense being recognized over the requisite service period.

Upon the completion of our IPO, we adopted the 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, shares of restricted common stock, phantom shares, dividend equivalent rights, and long term incentive plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award non-vested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Reallocation of the Predecessor’s Membership Units

Concurrently with the IPO, the existing owners of the Predecessor reallocated and distributed a portion of their equity ownership to the employees of the Predecessor and the employees received 202,826 shares of common stock, 128,348 restricted stock units and 135,938 OP units. This reallocation is accounted for as equity-based compensation in accordance with ASC 718, Compensation — Stock Compensation, with equity award valuations based on the IPO price of $12.50 per share. As the shares of common stock, restricted stock units and OP units were immediately vested, we recorded compensation expense related to these awards of $5.8 million on April 23, 2013. No tax benefits have been recorded related to this reallocation. The restricted stock units, net of applicable federal and state taxes withheld, were converted to common shares in November 2013.

Awards of Shares of Restricted Common Stock

On April 23, 2013, we granted, under the 2013 Plan, 606,415 shares of restricted common stock at a grant-date fair value of $12.50 per share, which vest each anniversary in equal annual installments over a four-year period. The board of directors determines the vesting period for such shares at the date of grant. For shares issued, we recognize compensation expense for non-vested shares of restricted common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%.

For the period from April 23, 2013 through December 31, 2013, we recorded $7.1 million of equity-based compensation expense, including the compensation expense associated with the reallocation of the Predecessor’s membership units described above. The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $5.9 million as of December 31, 2013, which is expected to be recognized over a weighted-average term of approximately two years. No equity-based compensation shares vested in 2013.

A summary of the non-vested shares of restricted common stock as of December 31, 2013 is as follows:

	Restricted Shares of Common Stock	Value (000’s)
Beginning Balance - April 23, 2013	606,415	$7,580
Granted	10,800	$134
Vested	—	$—
Forfeited	(18,400)	$(230)

Ending Balance – December 31, 2013	598,815	$7,484

14. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP unit interests in the earnings per share calculations. The limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units held by the non-controlling interest was 461,614 for the year ended December 31, 2013.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Any shares of common stock which, if included in the diluted earnings per share calculation, would have an anti-dilutive effect have been excluded from the diluted earnings per share calculation.

For the year ended December 31, 2013, distributed and undistributed earnings attributable to unvested shares of restricted common stock and restricted stock units (both of which are participating securities) have been excluded, as applicable, from net income or loss attributable to common stockholders utilized in the basic and diluted earnings per share calculations because the effect of these items on diluted earnings per share would be anti-dilutive. At December 31, 2013, there were 598,815 shares of unvested restricted common stock. For the year ended December 31, 2013, no undistributed earnings were allocated to the unvested restricted common stock or the unvested restricted stock units because the impact on earnings per share attributable to common stockholders would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

Numerator:	Year ended December 31, 2013
Net loss attributable to controlling shareholders and participating securities	$(10,459)
Less: Dividends paid on participating securities	(278)
Undistributed earnings attributable to participating securities(1)	—

Net (loss) attributable to controlling shareholders	$(10,737)

Denominator:	Year ended December 31, 2013
Weighted-average number of common shares - basic and diluted	15,716,250
(Loss) per share attributable to common shares - basic and diluted	$(0.68)

(1)	Anti-dilutive for the year ended December 31, 2013, as the participating securities do not have an obligation to share in our losses.

15. Equity Method Investment in Affiliate

In December 2012, the Predecessor’s board of directors approved the distribution of our entire equity interest in HA EnergySource Holdings LLC (“HA EnergySource”) to the Predecessor’s shareholders effective December 31, 2012 along with a $3.4 million capital commitment that was paid in 2013 to HA EnergySource to be used for general corporate purposes, future investments or dividends to HA EnergySource owners. HA EnergySource’s only asset is an equity interest in EnergySource that develops and operates geothermal projects in California including Hudson Ranch Power I, LLC (“Hudson Ranch”).

In August 2012, HA EnergySource made distributions to our members and redeemed all outside interests in HA EnergySource not previously owned by the Predecessor. After the redemption, HA EnergySource became a wholly owned and consolidated subsidiary of the Predecessor. As both the Predecessor and HA EnergySource were under the common control of MissionPoint HA Parallel Fund, L.P. (“MissionPoint”), it was determined that this was a common control transaction (i.e., the transaction did not result in a change in control at the ultimate controlling shareholder level). Accordingly, under ASC 810, the Predecessor did not account for the consolidation at fair value, but rather, accounted for the transaction at the carrying amount of the net assets consolidated (i.e., HA EnergySource’s investment in EnergySource).

Prior to the distribution and redemption transaction, based on an assessment of HA EnergySource, it was determined that HA EnergySource was a variable interest entity under ASC 810. Additionally, it was determined that the Predecessor was not the primary beneficiary of HA EnergySource as it did not have the power to direct the most important decisions related to the most significant activities of HA EnergySource and thus the Predecessor did not consolidate HA EnergySource.

The distribution and redemption transaction did not impact the determination that the Predecessor and HA EnergySource were not the primary beneficiary of EnergySource and EnergySource was not the primary beneficiary of Hudson Ranch. While both EnergySource and Hudson Ranch were determined to be variable interest entities under ASC 810, the Predecessor and HA EnergySource were not the primary beneficiary of these entities as neither the Predecessor nor HA EnergySource had the power to direct the most important decision making related to the most significant activities of the respective entities and thus they were not consolidated

Accordingly, the Predecessor accounted for its investment in HA EnergySource under the equity method of accounting prior to it becoming a wholly owned subsidiary. HA EnergySource accounted for its investment in EnergySource under the equity method and EnergySource accounted for its investment in Hudson Ranch under the equity method.

For the year ended December 31, 2013, we did not have an equity method investment in an affiliate. For the years ended September 30, 2012 and 2011, we recognized our share in the (loss) from equity method investment in affiliate of $(1.3) million and $(5.0) million, respectively. For the three months ended December 31, 2012, we recorded a (loss) from equity method investments in affiliate of $(0.5) million. During the year ended September 30, 2012, EnergySource made cash distributions of excess financing proceeds to us totaling $12.6 million and deemed distributions totaling $1.7 million. The deemed distributions were reinvested as capital contributions to EnergySource. Our investment and maximum exposure to loss in HA EnergySource as of September 30, 2012 was $0.8 million.

We provided investment banking and management services to EnergySource. In addition to the interest on our loan as described in Note 6, for the years ended December 31, 2013, September 30, 2012 and 2011, we recorded income of $0.5 million, $8.8 million and $0.1 million, respectively.

16. Transitional Condensed Statement of Operations

The following table summarizes our quarterly transitional financial data for the three months ended December 31, 2012, and the comparable three months ended December 31, 2011. In the opinion of management, these results of operations reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	Three Months Ended December 31,
	2012	2011
		(Unaudited)
	(Amounts in thousands)
Net Investment Revenue:
Income from financing receivables	$2,834	$3,350
Investment interest expense	(2,347)	(2,821)

Net Investment Revenue	487	529
Other Investment Revenue:
Gain on securitization of receivables	2,534	1,940
Fee income	254	288

Other Investment Revenue	2,788	2,228

Total Revenue, net of investment interest expense	3,275	2,757

Compensation and benefits	(1,157)	(1,065)
General and administrative	(584)	(626)
Depreciation and amortization of intangibles	(105)	(113)
Other interest expense	(56)	(83)
Other income	1	14
Unrealized gain on derivative instruments	23	29
(Loss) from equity method investment in affiliate	(448)	(799)

Other Expenses, net	(2,326)	(2,643)

Net Income	$949	$114

17. Selected Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations:

	For the Three-Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(Amounts in thousands, except per share amounts)
For the year ended December 31, 2013
Net Investment Revenue, net of provision	475	$1,332	$2,590	$(7,847)
Other Investment Revenue	281	1,532	2,206	3,061

Total Revenue, net of investment interest expense and provision	756	2,864	4,796	(4,786)

Other Expenses, net	(1,975)	(8,638)	(2,902)	(3,000)

Net (loss) income before income tax	$(1,219)	$(5,774)	$1,894	$(7,786)

Income tax benefit	—	—	—	251

Net (Loss) Income	$(1,219)	$(5,774)	$1,894	$(7,535)

Net (Loss) Income attributable to controlling shareholders		$(4,971)	$1,842	$(7,330)

Basic earnings per common share (a)		$(0.32)	$0.11	$(0.48)
Diluted earnings per common share (a)		$(0.32)	$0.11	$(0.48)

	For the Three-Months Ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Fiscal year ended September 30, 2012
Net Investment Revenue	$529	$493	$485	$489
Other Investment Revenue	2,228	1,519	1,056	10,489

Total Revenue, net of investment interest expense	2,757	2,012	1,541	10,978

Other Expenses, net	(2,643)	(2,310)	(3,778)	(4,753)

Net Income (Loss)	$114	$(298)	$(2,237)	$6,225

(a)	Amounts for the individual quarters when aggregated may not agree to the earnings per share for the full year due to rounding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

A review and evaluation was performed by our management, including our Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2013.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December  31, 2013.

Item 11. Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of our Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

Item 14. Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K in Part II, Item 8 and are incorporated by reference:

(a)(1)	Financial Statements:

See index in Item 8 – “Financial Statements and Supplementary Data,” filed herewith for a list of financial statements.

(c)	The financial statements, including the notes thereto, of our subsidiary, HA EnergySource Holdings LLC as of September 30, 2012 and 2011 and for the years then ended, and equity method investments, EnergySource LLC as of December 31, 2012 and 2011 and for the years then ended and Hudson Ranch I Holdings, LLC as of December 31, 2012 and 2011 and for the years then ended, are attached as Exhibits 99.1, 99.2 and 99.3, respectively.

(3)	Exhibits Files:

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.2	2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.3	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4	Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5	Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7	Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.13	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub III LLC, each of the individuals listed on Exhibit A attached thereto and each of the entities listed on Exhibit A attached thereto (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16	Contribution Agreement, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., MissionPoint HA Parallel Fund III, LLC and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.17	PF Loan Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, each lender from time to time party hereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.18	PF Continuing Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.19	PF Limited Guaranty, dated as of July 19, 2013, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.20	G&I Loan Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, each lender from time to time party hereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.21	G&I Continuing Guaranty, dated as of July 19, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.22	G&I Limited Guaranty, dated as of July 19, 2013, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.23	Form of PF and G&I Security Agreement, dated as of July 19, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.24	Form of PF and G&I Pledge Agreement and Security Agreement, dated as of July 19, 2013 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013 (No. 001-35877), filed on November 8, 2013)

10.25	Amendment No. 1 to PF Loan Agreement, dated as of November 26, 2013, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on November 29, 2013)

10.26*	Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc.

10.27*	Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder

21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. and HA EnergySource Holdings LLC

23.2*	Consent of Ernst & Young LLP for EnergySource LLC and Hudson Ranch I Holding, LLC

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Jeffery W. Eckel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Brendan Herron pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002, Jeffery W. Eckel

32.2*	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002, Brendan Herron

99.1*	HA EnergySource Holdings LLC, Financial Statements as of September 30, 2012 and 2011 and for the years then ended

99.2*	EnergySource LLC, Consolidated Financial Statements as of December 31, 2012 and 2011 and for the years then ended

99.3*	Hudson Ranch I Holdings, LLC, Financial Statements as of December 31, 2012 and 2011 and for the years then ended

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

By:	/s/ Jeffrey W. Eckel
Name:	Jeffrey W. Eckel
Title:	Chairman, Chief Executive Officer and President

By:	/s/ J. Brendan Herron
Name:	J. Brendan Herron
Title:	Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Chief Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Eckel and J. Brendan Herron, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

By:	/s/ Jeffrey W. Eckel Jeffrey W. Eckel	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

By:	/s/ J. Brendan Herron J. Brendan Herron	Chief Financial Officer and Executive Vice President (Principal Accounting and Financial Officer)	March 17, 2014

By:	/s/ Mark J. Cirilli Mark J. Cirilli		March 17, 2014

By:	/s/ Charles M. O’Neil Charles M. O’Neil		March 17, 2014

By:	/s/ Richard J. Osborne Richard J. Osborne		March 17, 2014

By:	/s/ Jackalyne Pfannenstiel Jackalyne Pfannenstiel		March 17, 2014