Form 10-Q
period 2014-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2014-05-13
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	46-1347456 (I.R.S. Employer Identification No.)

1906 Towne Centre Blvd, Suite 370 Annapolis, Maryland	21401
(Address of principal executive offices)	(Zip code)

(410) 571-9860

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,774,411 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2014 (which excludes unvested shares of restricted common stock).

EXPLANATORY NOTE

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Company, which is self-advised and self-administered, was incorporated in the state of Maryland on November 7, 2012, and intends to elect and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013.

Hannon Armstrong Capital, LLC, a Maryland limited liability company, the entity that operated our historical business prior to the consummation of our initial public offering on April 23, 2013 (our “IPO”) and which we refer to as the “Predecessor,” became our subsidiary upon consummation of our IPO. To the extent any of the financial data included in this Quarterly Report on Form 10-Q is as of a date or from a period prior to the consummation of our IPO, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our company’s results of operations, cash flows or financial position following the completion of the IPO.

In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” “HASI,” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Quarterly Report on Form 10-Q as our “Operating Partnership.”

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in MD&A of this report and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

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

i

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

ii

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this report. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statement. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q or our 2013 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2013 Form 10-K.

iii

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 and DECEMBER 31, 2013

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2014	December 31, 2013
Assets
Financing receivables	$395,562	$347,871
Investments	91,277	91,964
Financing receivables and investments held-for-sale	—	27,971
Securitization assets	5,617	6,144
Cash and cash equivalents	39,575	31,846
Restricted cash and cash equivalents	43,061	49,865
Intangible assets, net	1,655	1,706
Goodwill	3,798	3,798
Other assets	9,835	10,267

Total Assets	$590,380	$571,432

Liabilities and Equity
Liabilities:
Accounts payable, dividends payable and accrued expenses	$8,486	$7,296
Deferred funding obligations	64,801	74,675
Credit facility	117,143	77,114
Asset-backed nonrecourse notes (secured by financing receivables of $108.4 million and $109.5 million, respectively)	98,742	100,081
Other nonrecourse debt (secured by financing receivables of $147.3 million and $156.4 million, respectively)	150,706	159,843
Deferred tax liability	—	1,799

Total Liabilities	439,878	420,808

Non-controlling interest redeemable for cash	3,120	—

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 15,892,927 shares issued and outstanding	159	159
Additional paid in capital	160,648	160,120
Retained deficit	(14,738)	(13,864)
Accumulated other comprehensive income	97	110
Non-controlling interest	1,216	4,099

Total Equity	147,382	150,624

Total Liabilities and Equity	$590,380	$571,432

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013
Net Investment Revenue:
Financing receivables	$4,618	$2,711
Investments	1,294	—

Total investment interest income	5,912	2,711
Investment interest expense	(3,530)	(2,236)

Net Investment Revenue	2,382	475
Provision for credit losses	—	—

Net Investment Revenue, net of provision for credit losses	2,382	475
Other Investment Revenue:
Gain on securitization of receivables	1,974	—
Fee income	1,343	281

Other Investment Revenue	3,317	281

Total Revenue, net of investment interest expense and provision	5,699	756

Compensation and benefits	(1,613)	(1,152)
General and administrative	(1,153)	(690)
Depreciation and amortization of intangibles	(62)	(105)
Other interest expense	—	(49)
Other income	2	21

Other Expenses, net	(2,826)	(1,975)

Net income (loss) before income taxes	2,873	(1,219)
Income tax expense	(60)	—

Net Income (Loss)	$2,813	$(1,219)

Net income attributable to non-controlling interest holders	60

Net Income attributable to controlling shareholders	$2,753

Basic earnings per common share	$0.17

Diluted earnings per common share	$0.17

Weighted average common shares outstanding—basic	15,892,927
Weighted average common shares outstanding—diluted	16,494,309

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net Income (Loss)	$2,813	$(1,219)
Unrealized loss on residual assets	(13)	(208)

Comprehensive income (loss)	$2,800	$(1,427)

Less: Comprehensive income attributable to non-controlling interests holders	60

Comprehensive income attributable to controlling shareholders	$2,740

See accompanying notes

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$2,813	$(1,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	62	105
Equity-based compensation	450	—
Amortization of deferred financing fees	438	—
Noncash gain on securitizations and payment in kind income	—	(6)
Amortization of servicing assets	153	155
Change in securitization residual assets	360	—
Change in financing receivables and investments held-for-sale	16,801	—
Change in accounts payable, dividends payable and accrued expenses	1,190	138
Other	244	(3,405)

Net cash provided by (used in) operating activities	22,511	(4,232)

Cash flows from investing activities
Purchases of financing receivables	(48,660)	(8,620)
Principal collections from financing receivables	9,644	7,767
Principal collections from investments	688	—
Purchase of property and equipment	20	—
Proceeds from affiliate	—	255
Change in restricted cash	6,804	—

Net cash used in investing activities	(31,504)	(598)

Cash flows from financing activities
Proceeds from nonrecourse debt	—	8,632
Principal payments on nonrecourse debt	(9,137)	(7,981)
Proceeds from credit facility	40,000	—
Principal payments on credit facility	—	(528)
Principal payments on asset-backed nonrecourse notes	(1,339)	—
Payments on deferred funding obligations	(7,470)	—
Payment of deferred financing costs	(102)	—
Redemption of OP units	(1,523)	—
Payment of dividends	(3,628)	—
Distributions to non-controlling interest holders	(79)	—

Net cash provided by financing activities	16,722	123

Increase (decrease) in cash and cash equivalents	7,729	(4,707)
Cash and cash equivalents at beginning of period	31,846	8,024

Cash and cash equivalents at end of period	$39,575	$3,317

Interest paid	$3,800	$2,566

See accompanying notes

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2014

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

We intend to elect and qualify to be taxed as real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We operate our business through, and serve as the sole general partner of, our Operating Partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”) which was formed to acquire and directly or indirectly own the Company’s assets. We also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

The condensed consolidated financial statements include the accounts of our Company and its controlled subsidiaries, including the Operating Partnership that was formed to acquire and directly or indirectly own the Company’s assets. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Unless otherwise noted, we generally have the ability and intention to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our intent and ability to hold certain loans may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. A financing receivable held for investment represents the present value of the minimum note or lease payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the loans are deemed impaired. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized costs or fair value on our balance sheet. We may secure non-recourse debt with the proceeds from our financing receivables.

We evaluate our financing receivables for potential delinquency or impairment on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a financing receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the financing receivable delinquent or impaired and place the financing receivable on non-accrual status and cease recognizing income from that financing receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a financing receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due from the borrower in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the debt service requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the loan, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

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

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. Unless otherwise noted, we intend to hold debt securities to maturity and thus carry these securities on the balance sheet at amortized cost basis, which is initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method. Debt securities that we do not intend to hold to maturity are classified as available-for-sale and are carried at fair value on our balance sheet. Unrealized gains and losses on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

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

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We determined that the trusts used in securitizations are variable interest entities, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under U.S. GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our condensed consolidated financial statements.

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which are carried on the condensed consolidated balance sheets as securitization assets.

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

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the condensed consolidated balance sheets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated other comprehensive income. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

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

Modifications to Debt

We evaluate any modifications to our debt in accordance with the applicable guidance in ASC 470-50, Debt Modifications and Extinguishments. If the debt instruments are substantially different, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Cash and Cash Equivalents

Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price which approximates fair value.

Restricted Cash

Restricted cash include cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations outstanding at the balance sheet dates.

Income Taxes

We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our net taxable income, excluding capital gains, to our shareholders. We intend to meet the requirements for qualification as a REIT and to maintain such qualification. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRS”) will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

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

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made for the three months ended March 31, 2013, in the accompanying condensed consolidated financial statements, since our profits and losses were reported on the Predecessor’s members’ tax returns.

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2010 through 2013 are open. As of March 31, 2014 and December 31, 2013, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of March 31, 2014 and December 31, 2013, and no interest and penalties were recognized during the three months ended March 31, 2014 and 2013.

Equity-Based Compensation

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the condensed consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award non-vested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested shares of restricted common stock or restricted stock units) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested shares of restricted common stock or restricted stock units (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Due to the capital structure of the Predecessor, earnings per share of common stock information has not been presented for historical periods prior to the IPO.

Segment Reporting

We provide and arrange debt and equity financing for sustainable infrastructure projects and report all of our activities as one business segment.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2014 and December 31, 2013, only our residual assets, financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3—Unobservable inputs are used when little or no market data is available.

	As of March 31, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)

Assets
Financing receivables (1)	$401.7	$395.5	Level 3
Investments	92.5	91.3	Level 3
Residual assets	4.5	4.5	Level 3

Liabilities
Credit facility	$117.1	$117.1	Level 3
Nonrecourse debt	157.7	150.7	Level 3
Asset-backed nonrecourse notes	98.2	98.7	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of March 31, 2014.

	As of December 31, 2013
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets

Financing receivables (1)	$346.4	$347.9	Level 3
Investments	92.0	92.0	Level 3
Financing receivables and investments held-for-sale	28.0	28.0	Level 3
Residual assets	4.9	4.9	Level 3

Liabilities

Credit facility	$77.1	$77.1	Level 3
Nonrecourse debt	167.1	159.8	Level 3
Asset-backed nonrecourse notes	99.8	100.0	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of December 31, 2013.

Financing Receivables and Investments

The fair value of financing receivables and investments is measured using a discounted cash flow model and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of our financing receivables and investments are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

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

Residual Assets

As of March 31, 2014 and December 31, 2013, we had residual assets, which are included in the securitization assets line item in the condensed consolidated balance sheets, relating to our retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of our residual assets are estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The observable inputs include published U.S government interest rates. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we have used discount rates of 8% to 10% to determine the fair market value of our residual assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for our Level 3 assets carried at fair value, which consists of our residual assets:

	For the three months ended March 31,
	2014	2013
	(amounts in thousands)
Balance, beginning of period	$4,863	$4,638
Accretion	150	127
Collections	(510)	(121)
Unrealized loss on residual assets	(13)	(208)

Balance, end of period	$4,490	$4,436

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. As of March 31, 2014 and December 31, 2013, we had cash deposits held in U.S. banks of $82.6 million and $81.7 million, respectively. Included in these balances are $81.0 million and $80.3 million in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables and investments consist of primarily U.S. government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor.

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our condensed consolidated balance sheets. As of March 31, 2014, the Operating Partnership had 16,848,540 OP units outstanding, of which 97.9% were owned by us and 2.1% were owned by other limited partners. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by certain of our limited partners and instead agreed to redeem such OP units for cash until such time that we have an effective registration statement covering the OP units held by such limited partners. As a result, we are reporting the portion of our non-controlling interest that is redeemable for cash outside of equity as of March 31, 2014. During the three months ended March 31, 2014, we redeemed 112,577 OP units held by our non-controlling interest holders for cash of $1.5 million. Our non-controlling interest holders held 349,798 OP units as of March 31, 2014.

The following is an analysis of the controlling and non-controlling interest from December 31, 2013 to March 31, 2014:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in thousands)
Total Non-Controlling Interest and Equity — December 31, 2013	$146,525	$4,099	$150,624
Net income attributable to interest holders	2,753	60	2,813
Redemption of OP units	(525)	(998)	(1,523)
Equity-based compensation	441	9	450
Distributions	(3,628)	(79)	(3,707)
Change in accumulated other comprehensive income	(13)	—	(13)
Tax basis difference on contributed asset	1,819	39	1,858
Change associated with non-controlling interest redeemable for cash	(1,206)	1,206	—

	146,166	4,336	150,502

Less Non-Controlling Interest Redeemable for cash	—	(3,120)	(3,120)

Total Non-Controlling Interest and Equity— March 31, 2014	$146,166	$1,216	$147,382

Allocation of Profit and Loss and Cash Distributions prior to our IPO

Prior to the IPO, all profits, losses and cash distributions of the Predecessor were allocated based on the percentages as follows:

Three Months Ended March 31, 2013
MissionPoint HA Parallel Fund, L.P.	70%
Jeffrey W. Eckel, Chief Executive Officer	18%
Other management and employees of the Predecessor	12%

Upon the completion of the IPO, the Preferred Units and Common Units in the Predecessor were exchanged for shares of our common stock or OP units in the Operating Partnership, or for certain unit holders in the Predecessor, were redeemed for cash.

5. Securitization of Receivables

We sold financing receivables in securitization transactions, recognizing gains of $2.0 million for the three months ended March 31, 2014. We did not securitize any transactions during three months ended March 31, 2013. In connection with securitization transactions, we retained servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

The fair values of retained assets, including the discount rates used in valuing those assets and the sensitivity to an increase in the discount rates of 5% and 10%, as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,127	$4,390
Fair value	$1,240	$4,490
Weighted-average life in years	8	7 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:

5% change in discount rate	$246	$1,176
10% change in discount rate	$403	$1,817

	December 31, 2013
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,281	$4,750
Fair value	$1,407	$4,863
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:

5% change in discount rate	$255	$1,194
10% change in discount rate	$418	$1,842

In computing gains and losses on securitizations, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between us and the securitization trusts:

	For the Three Months Ended March 31,
	2014	2013
	(amounts in thousands)
Purchase of receivables securitized	$65,069	$—
Proceeds from securitizations	$67,043	$—
Servicing fees received	$271	$265
Cash received from residual assets	$510	$121

As of March 31, 2014 and December 31, 2013, our managed receivables totaled $2.1 billion, of which $1.6 billion were securitized. There were no securitization credit losses in the three months ended March 31, 2014 or 2013, and no material securitization delinquencies as of March 31, 2014 and December 31, 2013.

6. Financing Receivables and Investments

As of March 31, 2014, we held approximately $486.8 million of financing receivables and investments on our balance sheet, which we refer to as our portfolio. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties.

The following is an analysis of financing receivables and investments by type of obligor and credit quality as of March 31, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions (2)	Commercial Externally Rated (3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$228.5	$73.5	$—	$92.7	$0.8	$395.5
Investments	—	—	76.2	—	15.1	91.3

Total	$228.5	$73.5	$76.2	$92.7	$15.9	$486.8

% of Total Portfolio	46.9%	15.1%	15.7%	19.0%	3.3%	100%
Average Remaining Balance (6)	$9.8	$24.5	$25.4	$18.5	$15.1	$13.8

(1)	Transactions where the ultimate obligor is the Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a carrying value of $37.0 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc. and an investment grade rated debt security with a carrying value of $34.4 million that matures in 2033 whose obligor is an entity whose ultimate parent is Exelon Corporation. In each case, the carrying value approximates the estimated fair value.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $15.1 million on a wind project that is owned by NRG Energy, Inc.
(6)	Average Remaining Balance excludes 13 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $4.6 million.

The components of financing receivables of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
	(amounts in thousands)
Financing receivables

Financing or minimum lease payments (1)	$590,413	$504,688
Unearned interest income	(180,465)	(142,366)
Allowance for credit losses	(11,000)	(11,000)
Unearned fee income, net of initial direct costs	(3,386)	(3,451)

Financing receivables (1)	$395,562	$347,871

(1)	Excludes $24.8 million in financing receivables held-for-sale at December 31, 2013

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments for each range of maturities as of March 31, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in thousands)
Financing Receivables
Payment due by period	$395,562	$1,253	$96,065	$16,348	$281,896

Investments
Payment due by period	$91,277	$—	$15,101	$—	$76,176

Investments consist of debt securities that are classified as held-to-maturity and thus recorded at their amortized cost as of March 31, 2014. There were no investments in an unrealized loss position as of March 31, 2014, or December 31, 2013.

As of December 31, 2013, we classified as held-for-sale financing receivables of $24.8 million and a debt security of $3.2 million, which were sold in the first quarter of 2014. The financing receivables were securitized into our securitization trusts and the debt security was sold at its fair value, which approximated its carrying value.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $64.8 million and $74.7 million as of March 31, 2014 and December 31, 2013, respectively. We have $43.0 million and $49.9 million in restricted cash as of March 31, 2014 and December 31, 2013, respectively, that will be used to pay these funding obligations.

In December 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan made in May 2013 to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. The loan’s average outstanding balance for the three months ended March 31, 2014 was $11.8 million. No interest income was accrued or collected in cash on the loan for the three months ended March 31, 2014. For the three months ended March 31, 2013, we recorded income from EnergySource for investment banking and management services of $0.1 million. The project is considered a variable interest entity and the maximum exposure to loss is the net balance of $0.8 million, which represents our current estimate of the realizable sale value of tangible project assets. As previously disclosed, certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO. We are assessing various options intended to allow us to recover as much of the loan as possible.

We had no other financing receivables or investments on nonaccrual status as of March 31, 2014 and December 31, 2013. There was no provision for credit losses for the three months ended March 31, 2014, or March 31, 2013. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized in income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended March 31, 2014 or 2013.

7. Credit Facility

In 2013, we entered into a $350.0 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). On November 26, 2013, the PF Loan Agreement (as defined below) was amended to provide our company with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administration agent.

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

We had outstanding borrowings under our credit facilities of $117.1 million and $77.1 million as of March 31, 2014 and December 31, 2013, respectively. We pledged $190.0 million and $114.3 million of financing receivables as collateral for the credit facility as of March 31, 2014 and December 31, 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.5% and 2.6% as of March 31, 2014 and December 31, 2013, respectively. We incurred approximately $8.7 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

8. Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100.0 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our on balance sheet financing receivables. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of March 31, 2014 and December 31, 2013, we had $98.7 million and $100.1 million, respectively, of Notes outstanding, which were secured by $108.4 million and $109.5 million, respectively, of our on balance sheet financing receivables. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $147.3 million and $156.4 million as of March 31, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of March 31, 2014	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$61,251	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	64,973	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,482	2015 to 2031

Other nonrecourse debt	$150,706

As of December 31, 2013	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$66,089	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	68,862	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,892	2015 to 2031

Other nonrecourse debt	$159,843

The stated minimum maturities of nonrecourse debt as of March 31, 2014, were as follows:

	Nonrecourse Debt
As of March 31,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in thousands)

2015	$8,633	$33,729	$42,362
2016	7,808	33,575	41,383
2017	8,146	15,398	23,544
2018	7,689	12,141	19,830
2019	4,313	5,650	9,963
Thereafter	62,153	50,213	112,366

	$98,742	$150,706	$249,448

9. Commitments and Contingencies

Litigation

We are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

10. Income Tax

We intend to elect and qualify to be taxed as a REIT, commencing with our taxable year ending December 31, 2013. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our TRS will generally be subject to federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

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

During the three months ended March 31, 2014, we transferred an asset to our TRS that had a tax basis in excess of its book basis. We recognized a deferred tax asset for the amount we expect to be realizable. Because the transfer was done amongst entities under common control, we recorded the $1.9 million impact of the transaction to additional paid in capital. We established a valuation allowance of $2.1 million against the remaining balance of our deferred tax asset as of March 31, 2014. We recorded income tax expense of $0.1 million for the three months ended March 31, 2014, related to the activities of our TRS. The income tax expense was determined using a federal rate of 35% and a combined state rate of 5%.

No provision for federal or state income taxes has been made for the three months ended March 31, 2013, since our profits and losses were reported on the Predecessor’s members’ tax returns.

11. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share

8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22

Equity Incentive Plan

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the condensed consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Plan, which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award non-vested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for non-vested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

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

For the three months ended March 31, 2014, we recorded $0.5 million of equity-based compensation expense. The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $5.9 million as of March 31, 2014, which is expected to be recognized over a weighted-average term of approximately two years. No equity-based compensation awards vested as of March 31, 2014.

A summary of the non-vested shares of restricted common stock as of March 31, 2014, is as follows:

	Restricted Shares of Common Stock	Value (000’s)

Beginning Balance - December 31, 2013	598,815	$7,484
Granted	7,000	$101
Vested	—	$—
Forfeited	—	$—

Ending Balance – March 31, 2014	605,815	$7,585

In April 2014, in accordance with our 2013 Plan, our board of directors awarded Long-term Incentive Plan awards (“LTIP” awards) of 336,272 restricted common shares to certain members of management. Vesting of the LTIP awards is contingent upon the later of the achievement of certain dividend growth targets and December 31, 2015. Our board of directors also awarded employees and directors 142,359 restricted common shares in accordance with our 2013 Plan, which vest in 2015 and 2016.

12. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP units in the earnings per share calculations. The non-controlling limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units attributable to the non-controlling interest was 361,414 for the three months ended March 31, 2014.

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

For the three months ended March 31, 2014, undistributed earnings attributable to unvested shares of restricted common stock have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations because the effect of these items on diluted earnings per share would be anti-dilutive. As of March 31, 2014, there were 605,815 shares of unvested restricted common stock.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share data):

Numerator:	Three Months Ended March 31, 2014

Net income attributable to controlling shareholders and participating securities	$2,753
Less: Dividends paid on participating securities	(127)
Undistributed earnings attributable to participating securities	—

Net income attributable to controlling shareholders	$2,626

Denominator:	Three Months Ended March 31, 2014

Weighted-average number of common shares — basic	15,892,927

Weighted-average number of common shares — diluted	16,494,309

Net income per share attributable to common shares — basic	$0.17

Net income per share attributable to common shares — diluted	$0.17

13. Subsequent Events

Public Offering of Common Stock

On April 29, 2014, we sold in a public offering 5,750,000 shares of our common stock at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.3 million. This includes the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of our common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” “HASI,” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Quarterly Report on Form 10-Q as our “Operating Partnership.”

Hannon Armstrong Capital, LLC, a Maryland limited liability company, the entity that operated our historical business prior to the consummation of our IPO and which we refer to as the “Predecessor,” became our subsidiary upon consummation of our IPO. To the extent any of the financial data included in this Quarterly Report on Form 10-Q is as of a date or from a period prior to the consummation of our IPO, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our company’s results of operations, cash flows or financial position following the completion of the IPO.

The following discussion is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with our 2013 Form 10-K, that was filed with the SEC.

Our Business

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We began our business more than 30 years ago, and since 2000, using our direct origination platform, have provided or arranged over $4.6 billion of financing in more than 475 sustainable infrastructure transactions. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

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

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our equity investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As of March 31, 2014, approximately 97% of the transactions held on our balance sheet are considered investment grade.

On April 23, 2013, we completed our IPO in which we sold 13,333,333 shares of common stock at $12.50 per share. The common stock is listed on the NYSE under the symbol “HASI.” The net proceeds from our IPO were approximately $160.0 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013. On April 29, 2014, we sold in a public offering 5,750,000 shares of our common stock at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.3 million.

Our strategy in undertaking the public offerings was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated continued access to the public markets, our strategy is to hold a significantly larger portion of the loans or other assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings.

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

From April 23, 2013, the date of our IPO, through March 31, 2014, we completed approximately $760 million of transactions, of which 52% are held on our balance sheet and 48% were securitized or syndicated. Approximately 62% of these transactions financed energy efficiency projects; approximately 33% financed clean energy projects, while the remaining 5% financed other sustainable infrastructure projects. The transactions that are held on our balance sheet have an average transaction size of approximately $17 million, a weighted average remaining life as of March 31, 2014, of approximately 9 years and are typically secured by the installed improvements that are the subject of the financing.

As of March 31, 2014, our on balance sheet portfolio, from which we earn investment income, was approximately $487 million. Approximately 94% of our on balance sheet portfolio consisted of fixed rate loans, direct financing leases or debt securities with the remaining 6% consisting of floating rate debt. Approximately 47%

of our on balance sheet portfolio consisted of U.S. federal government obligations, 15% of obligations of state or local government or other institutions such as hospitals and universities and 38% were commercial obligations. In total, as of March 31, 2014, we managed approximately $2.1 billion of assets, which consisted of our on balance sheet portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.1 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investments, as well as research on the market and sponsor. Our pipeline consists of projects for which we will either be the lead financier or projects in which we will participate that are originated by other institutional investors or intermediaries. As of March 31, 2014, our pipeline consisted of more than $2.0 billion in new financing opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 2—Summary of Significant Accounting Policies” in our 2013 Form 10-K.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Financing receivables and the related accounting for allowance for credit losses and impairments

•	Investments and the related accounting for impairments

•	Securitization of receivables

•	Valuation of financial instruments

•	Revenue recognition

•	Income taxes

•	Equity-based compensation

•	Earnings per share

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.

We provide additional information on our critical accounting policies and use of estimates under “MD&A—Critical Accounting Policies and Use of Estimates” in our 2013 Form 10-K.

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

As of March 31, 2014, our on balance sheet portfolio, from which we earn investment income, was approximately $487 million. Approximately 94% of our on balance sheet portfolio consisted of fixed rate loans, direct financing leases or debt securities with the remaining 6% consisting of floating rate debt. Approximately 47% of our on balance sheet portfolio consisted of U.S. federal government obligations, 15% of obligations of state or local government or other institutions such as hospitals and universities and 38% were commercial obligations. In total, as of March 31, 2014, we managed approximately $2.1 billion of assets, which consisted of our on balance sheet portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.1 billion of assets collectively as our managed assets.

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

Our Portfolio

As of March 31, 2014, we held approximately $486.8 million of financing receivables and investments on our balance sheet, which we refer to as our portfolio. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties.

The following is an analysis of financing receivables and investments by type of obligor and credit quality as of March 31, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions (2)	Commercial Externally Rated (3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$228.5	$73.5	$—	$92.7	$0.8	$395.5
Investments	—	—	76.2	—	15.1	91.3

Total	$228.5	$73.5	$76.2	$92.7	$15.9	$486.8

% of Total Portfolio	46.9%	15.1%	15.7%	19.0%	3.3%	100%
Average Remaining Balance (6)	$9.8	$24.5	$25.4	$18.5	$15.1	$13.8

(1)	Transactions where the ultimate obligor is the Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a carrying value of $37.0 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc. and an investment grade rated debt security with a carrying value of $34.4 million that matures in 2033 whose obligor is an entity whose ultimate parent is Exelon Corporation. In each case, the carrying value approximates the estimated fair value.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $15.1 million on a wind project that is owned by NRG Energy, Inc.
(6)	Average Remaining Balance excludes 13 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $4.6 million.

The table below provides details on the interest rate and maturity of our portfolio as of March 31, 2014:

	Amounts in Millions	Maturity

Financing receivables:
Fixed-rate financing receivables, interest rates from 2.42% to 5.00% per annum	$186,146	2014 to 2037
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	79,538	2014 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 15.22% per annum	140,878	2014 to 2031

	406,562
Allowance for credit losses	(11,000)

Financing receivables, net of allowance	395,562
Fixed-rate investment in debt securities, interest rates of 5.35% to 6.00% per annum	91,277	2017 to 2035

Total Financing Receivables and Investments	$486,839

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

	Three Months ended March 31,
	2014	2013
	(In thousands except for interest rate data)
Net Investment Revenue:
Financing receivables	$4,618	$2,711
Investments	1,294	—

Total investments interest income	5,912	2,711
Investment interest expense	(3,530)	(2,236)

Net investment revenue	2,382	$475
Average monthly balance of financing receivables	$354,001	$189,790
Average interest rate from financing receivables	5.22%	5.71%
Average monthly balance of investments	$91,463	$—
Average interest rate of investments	5.66%	—
Average monthly balance of financing receivables and investments	$445,464	$189,790
Average interest rate from financing receivables and investments	5.31%	5.71%
Average monthly balance of debt	$344,220	$194,202
Average interest rate from debt	4.10%	4.61%
Average interest spread	1.21%	1.10%
Net interest margin	2.14%	1.00%

The following table provides a summary of our anticipated principal repayments to our financing receivables and investments as of March 31, 2014:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in thousands)

Financing Receivables	$395,562	$33,709	$108,716	$86,759	$166,378
Investments	$91,277	$2,452	$24,982	$17,726	$46,117

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in thousands, except for interest rate data)
Financing Receivables
Payment due by period	$395,562	$1,253	$96,065	$16,348	$281,896
Weighted average yield by period(1)	5.41%	4.66%	6.24%	6.55%	5.06%
Investments
Payment due by period	$91,277	$—	$15,101	$—	$76,176
Weighted average yield by period	5.64%	—	5.76%	—	5.61%

(1)	Excludes yield on remaining $0.8 million loan balance which is on non accrual status after the $11.0 million allowance for loan loss recorded in December 2013.

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value	Weighted Average Yield
	(Amounts in thousands)

March 31, 2014	$4,490	8.77%
December 31, 2013	$4,863	8.72%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2014 to 2038.

Comparison of the Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(amounts in thousands)

Net Investment Revenue:
Financing receivables	$4,618	$2,711	$1,907	70.3%
Investments	1,294	—	1,294	NM

Total investment interest income	5,912	2,711	3,201	118.1%
Investment interest expense	(3,530)	(2,236)	(1,294)	(57.9)%

Net Investment Revenue	2,382	475	1,907	401.5%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	2,382	475	1,907	401.5%

Other Investment Revenue:
Gain on securitization of receivables	1,974	—	1,974	NM
Fee income	1,343	281	1,062	377.9%

Other Investment Revenue	3,317	281	3,036	1,080.4%

Total Revenue, net of investment interest expense and provision	5,699	756	4,943	653.8%

Compensation and benefits	(1,613)	(1,152)	(461)	(40.0)%
General and administrative	(1,153)	(690)	(463)	(67.1)%
Depreciation and amortization of intangibles	(62)	(105)	43	41.0%
Other interest expense	—	(49)	49	NM
Other income	2	21	(19)	NM

Other Expenses, net	(2,826)	(1,975)	(851)	(43.1)%

Net income (loss) before income tax	2,873	(1,219)	4,092	335.7%
Income tax expense	(60)	—	(60)	NM

Net Income (Loss)	$2,813	$(1,219)	$4,032	330.8%

Net Income

Net income increased by $4.0 million to $2.8 million for the three months ended March 31, 2014, compared to a loss of $1.2 million for the same period in 2013. This increase was primarily the result of a $4.9 million increase in Total Revenue, net of investment interest expense and provision that was driven primarily by an increase in our on-balance sheet portfolio of financing receivables and investments and higher fee income, partially offset by an increase in Other Expenses, net of $0.9 million driven by higher compensation and benefits costs driven by an increase in equity-based compensation and higher general and administrative expenses related to higher legal, consulting and accounting costs associated with being a public company during the three months ended March 31, 2014, compared to the same period in 2013. Net income during the three months ended March 31, 2014, was also unfavorably impacted by income tax expense of $0.1 million related to our TRS activities.

Net Investment Revenue

Net investment revenue increased to $2.4 million in the three months ended March 31, 2014 from $0.5 million in the same period in 2013. The increase was driven primarily by an increase our on-balance sheet portfolio of financing receivables and investments held during the three months ended March 31, 2014, when compared to the same period in 2013. The monthly average balance of our on-balance sheet portfolio increased to approximately $445 million in the three months ended March 31, 2014 from approximately $189 million in the same period in 2013. This increase in our on-balance sheet portfolio is driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. The increase in our on-balance portfolio was partially offset by a decline in average interest rates earned on these assets, which decreased to 5.31% in the three months ended March 31, 2014 from 5.73% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger on-balance sheet portfolio, partially offset by lower interest rates, generated a $3.2 million increase in investment interest income to $5.9 million during the three months ended March 31, 2014, compared to $2.7 million during the same period in 2013.

As we have increased our leverage, including the use of our 2.79% fixed rate asset backed debt, to finance our on-balance portfolio, the monthly average debt balance increased in the three months ended March 31, 2014 to approximately $344 million compared to approximately $194 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of $1.3 million, when comparing the three months ended March 31, 2014 to the same period ended March 31, 2013. Our average debt rate decreased to 4.10% during the three months ended March 31, 2014, from 4.62% for the same period ending March 31, 2013, due to the lower interest rates on our credit facility and the our asset backed debt as compared to our historical match funded other nonrecourse debt.

As a result of the increase in our on-balance sheet portfolio of financing receivables and investments offset by an increase in the debt used to financing the acquisition of the on-balance sheet portfolio, net investment revenue increased over 400% to $2.4 million for the three months ended March 31, 2014, from $0.5 million for the same period ended in 2013.

Other Investment Revenue

Gain on securitization of receivables increased by $2.0 million for the three months ended March 31, 2014, when compared to the same period ended March 31, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. Fee income also increased by $1.1 million to $1.3 million for the three months ended March 31, 2014, from $0.3 million for the three months ended March 31, 2013, primarily as a result of an increase in the volume of syndication fee transactions closed in 2014 when compared to such transactions closed in 2013.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $4.9 million to $5.7 million for the three months ended March 31, 2014, compared to $0.8 million for the same period in 2013. This increase was primarily a result of the increase in net investment revenues due to an increase in our on-balance sheet portfolio of financing receivables and investments and higher transaction volumes driving the increases in other investment revenue when comparing the three months ended March 31, 2014 to the same period ended March 31, 2013.

Other Expenses, Net

Other expenses, net increased by $0.8 million to $2.8 million in the three months ended March 31, 2014, compared to $2.0 million in the same period in 2013, primarily as a result of higher compensation and benefits costs of $0.5 million and higher general and administrative expenses of $0.5 million partially offset by lower depreciation and amortization and other interest expenses.

Compensation and benefits increased $0.5 million to $1.6 million due primarily to higher equity-based compensation expenses in 2014 related to our 2013 Plan, which was implemented on April 23, 2013, our IPO date. General and administrative expenses also increased by $0.5 million to $1.2 million in the three months ended March 31, 2014 from $0.7 million in the same period in 2013. This increase was primarily due to higher professional fees in 2014 related to the being a public company.

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

We have calculated our Core Earnings for the three months ended March 31, 2014. We did not use Core Earnings and thus have not calculated it for periods prior to our IPO. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended March 31,
	2014	Per Share
	(amounts in thousands, except per share amounts)

Net income attributable to controlling shareholders	$2,753	$0.17
Adjustments attributable to controlling shareholders(1):
Non-cash equity-based compensation charge	441
Amortization of intangibles	49
Non-cash provision for taxes	58

Core Earnings(2)	$3,301	$0.20

(1)	Includes only the portion of the adjustment that is allocated to the controlling shareholders.
(2)	Core Earnings per share is based on 16,494,309 shares for the three months ended March 31, 2014, which represents the weighted average number of fully-diluted shares outstanding including participating securities, excluding the minority interest in our Operating Partnership as the income attributable to the minority interest is also excluded.

Managed Assets and Investment Income from Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we also calculate both our investments and our income on our investments on a non-GAAP “managed” basis, which assumes that securitized loans are not sold, with the effect that the income from securitized loans is included in our income in the same manner as the income from loans that we consolidated on our balance sheet. We believe that our managed basis information is useful to investors because it portrays the results of both on and off balance sheet loans that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of loans reported on our condensed consolidated balance sheet and our retained interests in securitized loans. Our non-GAAP managed basis measures may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP financing receivables and investments to our managed assets as of March 31, 2014 and December 31, 2013, and our U.S. GAAP income from financing receivables to our investment income from managed assets for the three months ended March 31, 2014 and 2013:

	As of March 31, 2014	As of December 31, 2013
	(amounts in thousands)

Financing receivables(1)	$395,562	$347,871
Investments(1)	91,277	91,964
Assets held in securitization trusts	1,644,212	1,617,992

Managed Assets	$2,131,051	$2,057,827

(1)	Excludes financing receivables held-for-sale of $24.8 million and investments available-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 2014.

	Three Months Ended March 31,
	2014	2013
	(In thousands)

Total investment interest income	$5,912	$2,711
Income from assets held in securitization trusts	22,273	21,007

Investment Income from Managed Assets	$28,185	$23,718

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders. Prior to our IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. In securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of March 31, 2014, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.6 billion. In addition, we have also financed our business through fixed rate nonrecourse debt where the debt is match-funded with corresponding fixed rate yielding assets. As of March 31, 2014, we had outstanding approximately $151 million of this match funded debt, all of which was consolidated on our balance sheet. We expect to continue to use securitizations and non-recourse match-funded borrowings to finance our business. We also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Prior to our IPO, we financed our transactions with U.S. federal government obligors with more than 95% debt. Our current policy is to maintain a debt to equity ratio of less than two to one across our overall portfolio and as of March 31, 2014, this debt to equity ratio was approximately 1.5 to 1.

We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates.

On April 29, 2014, we sold in public offering 5,750,000 shares of our common stock at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.3 million. This includes the exercise in full by the underwriters of their option to purchase an additional 750,000 shares of our common stock.

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

Sources and Uses of Cash

We had $39.6 million and $31.8 million of unrestricted cash and cash equivalents as of March 31, 2014 and December 31, 2013, respectively. As a result of our post IPO strategy and our intention to hold more direct economic interests in our assets in the future, we do not believe that our sources and uses of cash for the historical pre-IPO periods as set forth below are comparable to our sources and uses of cash following our IPO.

Cash Generated from Operating Activities

Net cash provided by operating activities was $22.5 million for the three months ended March 31, 2014, driven primarily by the sale of financing receivables and investments held-for-sale of $16.8 million, net income of $2.8 million, and non-cash charges of $1.5 million, which includes depreciation, amortization, equity-based compensation and the change in our residual assets. In addition, there were cash flows provided by changes in other assets and liabilities of $1.4 million, primarily resulting from timing of payments of accounts payable and accrued expenses.

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2013. In addition to the net loss of $1.2 million, there were changes in other assets and liabilities of $3.2 million, primarily resulting from legal, accounting and other direct accruals incurred in connection with the IPO. This was offset by non-cash depreciation and amortization of $0.1 million and amortization of servicing assets of $0.1 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $31.5 million for the three months ended March 31, 2014. Cash of $48.7 million was used to purchase financing receivables. Our purchases of financing receivables during the three months ended March 31, 2014, were partially offset by the collection of principal payments from our on-balance sheet portfolio of financing receivables and investments and the release of restricted cash used to pay our deferred funding obligations.

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

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $16.7 million for the three months ended March 31, 2014. This includes cash of $40.0 million provided from borrowings under our credit facility to fund our investments in financing receivables. These cash receipts were partially offset by our payments on our nonrecourse debt of $10.5 million, deferred funding obligations of $7.5 million, and dividend distributions of $3.7 million during the three months ended March 31, 2014. In addition, we redeemed 112,577 OP units held by our non-controlling interest holders for $1.5 million in cash during the three months ended March 31, 2014.

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

We had outstanding borrowings under our credit facilities of $117.1 million and $77.1 million as of March 31, 2014 and December 31, 2013, respectively. We pledged $190.0 million and $114.3 million of financing receivables as collateral for the credit facility as of March 31, 2014 and December 31, 2013, respectively. We incurred approximately $8.7 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over a 60 month period from July 2013. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, we issued in a private placement $100.0 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our on balance sheet financing receivables. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of March 31, 2014 and December 31, 2013, we had $98.7 million and $100.1 million, respectively, of Notes outstanding, which were secured by $108.4 million and $109.5 million, respectively, of our on balance sheet financing receivables. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the condensed consolidated balance sheets) and amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under the other nonrecourse notes are secured by certain of our financing receivables. We held other nonrecourse debt with a carrying value of $150.7 million and $159.8 million as of March 31, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of March 31, 2014, we employed 23 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act of 2002. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space under an operating lease entered into in July 2011 and which was amended in October 2013 to incorporate expansion space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the July 2011 lease commenced in March 2012 and incremental payments related to the expansion space commenced in March 2014. Our previous lease expired December 31, 2011. We also lease space at a satellite office on a month-to-month basis under an operating lease entered into in November 2011. Lease payments under this lease commenced in February 2012.

The following table provides a summary of our contractual obligations as of March 31, 2014:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)

Long-Term Debt Obligations(1)	$249,448	$42,362	$64,928	$29,793	$112,365
Interest on Long-term Debt Obligations(1)	53,178	9,366	13,988	10,202	19,622
Credit Facility	117,143	143	—	117,000	—
Interest on Credit Facility(2)	12,798	2,971	5,941	3,886	—
Deferred Funding Obligations	65,161	52,991	10,336	1,834	—
Operating Lease Obligations	3,378	330	807	857	1,384

Total	$501,106	$108,163	$96,000	$163,572	$133,371

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $3.3 million and $2.5 million for the three months ended March 31, 2014 and 2013, respectively. Interest paid on the credit facilities was $0.5 million and $0.1 million for the three months ended March 31, 2014 and 2013, respectively.
(2)	Interest is calculated based on the interest rate in effect at March 31, 2014, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $5.6 million as of March 31, 2014, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2, Summary of Significant Accounting Policies – Securitization of Receivables, included in the notes to the condensed consolidated financial statements included in this report and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2013 Form 10-K, filed with the SEC.

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

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share

8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22

Book Value Considerations

As of March 31, 2014, we carried only our retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $4.5 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of March 31, 2014, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2014 and December 31, 2013, the estimated fair value of our fixed rate nonrecourse debt was $255.9 million and $266.9 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

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

We record the residual asset portion of our securitization assets at fair value, which was $4.5 million as of March 31, 2014 and $4.9 million as of December 31, 2013. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of March 31, 2014.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of March 31, 2014, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

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

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18.0 million (net of recoveries) on the more than $4.6 billion of transactions we originated since 2000, which represents an aggregate loss of approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

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

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2013 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The net proceeds of our IPO were contributed to the Operating Partnership in exchange for 97.3% of its OP units. The remaining non-controlling interest in Operating Partnership are represented by OP units that are owned by other limited partners are included in non-controlling interest on our condensed consolidated balance sheets.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by limited partners and instead we will redeem such OP units for cash until such time that we have an effective registration statement covering the OP units held by certain limited partners. During the three months ended March 31, 2014, we redeemed 112,577 OP units held by our non-controlling interest holders for $1.5 million. Our non-controlling interest holders held 349,798 OP units as of March 31, 2014.

The table below summarizes all of our repurchases of common stock and redemption of OP units during the first quarter of 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1, 2014 to January 31, 2014
Redemption of OP units	112,577	$13.52	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 13, 2014	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel Chairman, Chief Executive Officer and President

Date: May 13, 2014	/s/ J. Brendan Herron
J. Brendan Herron Chief Financial Officer and Executive Vice President (Duly Authorized Officer and Chief Accounting Officer)