Form 10-Q
period 2014-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2014-08-14
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 21,774,411 shares of common stock, par value $0.01 per share, outstanding as of August 7, 2014 (which excludes unvested shares of restricted common stock).

EXPLANATORY NOTE

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We are self-advised and self-administered, were incorporated in the state of Maryland on November 7, 2012, and intend to elect and qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013.

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

In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and “HASI” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Quarterly Report on Form 10-Q as our “Operating Partnership.”

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in MD&A of this Quarterly Report on Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

•	our acquisition and integration of American Wind Capital Company, LLC (“AWCC”);

- i -

•	the state of government legislation, regulation and policies that support energy efficiency, clean energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, clean energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

- ii -

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, clean energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to publicly release the results of any revisions to these forward-looking statements, except as required by law. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q or our 2013 Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2013 Annual Report on Form 10-K.

- iii -

- iv -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 and DECEMBER 31, 2013

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30, 2014	December 31, 2013
Assets
Financing receivables	$456,073	$347,871
Financing receivables held-for-sale	—	24,758
Investments held-to-maturity	—	91,964
Investments available-for-sale	67,640	3,213
Real estate	50,318	—
Real estate related intangible assets	16,907	—
Securitization assets	6,221	6,144
Cash and cash equivalents	38,691	31,846
Restricted cash and cash equivalents	9,557	49,865
Other intangible assets, net	1,604	1,706
Goodwill	5,942	3,798
Other assets	11,176	10,267

Total Assets	$664,129	$571,432

Liabilities and Equity
Liabilities:
Accounts payable, dividends payable and accrued expenses	$17,361	$7,296
Deferred funding obligations	15,394	74,675
Credit facility	166,191	77,114
Asset-backed nonrecourse notes (secured by financing receivables of $108.2 million and $109.5 million, respectively)	97,393	100,081
Other nonrecourse debt (secured by financing receivables of $141.6 million and $156.4 million, respectively)	144,953	159,843
Deferred tax liability	693	1,799

Total Liabilities	441,985	420,808

Non-controlling interest currently redeemable for cash	4,918	—

Equity:	—	—
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 21,774,411 shares and 15,892,927 issued and outstanding, respectively	218	159
Additional paid in capital	231,620	160,120
Retained deficit	(16,918)	(13,864)
Accumulated other comprehensive income	2,306	110
Non-controlling interest	—	4,099

Total Equity	217,226	150,624

Total Liabilities and Equity	$664,129	$571,432

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net Investment Revenue:
Interest Income, Financing receivables	$5,229	$3,384	$9,847	$6,095
Interest Income, Investments	1,138	17	2,432	17
Rental Income	410	—	410	—

Investment Revenue	6,777	3,401	12,689	6,112
Investment interest expense	(3,684)	(2,069)	(7,214)	(4,305)

Net Investment Revenue	3,093	1,332	5,475	1,807
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision for credit losses	3,093	1,332	5,475	1,807
Other Investment Revenue:
Gain on sale of receivables and investments	4,272	884	6,246	884
Fee income	207	648	1,550	929

Other Investment Revenue	4,479	1,532	7,796	1,813

Total Revenue, net of investment interest expense and provision	7,572	2,864	13,271	3,620

Compensation and benefits	(2,924)	(7,292)	(4,537)	(8,443)
General and administrative	(1,445)	(1,237)	(2,598)	(1,927)
Depreciation and amortization of intangibles	(61)	(111)	(123)	(216)
Acquisition costs	(1,104)	—	(1,104)	—
Other interest expense	—	(7)	—	(56)
Other income	7	9	9	29

Other Expenses, net	(5,527)	(8,638)	(8,353)	(10,613)

Net income (loss) before income taxes	2,045	(5,774)	4,918	(6,993)
Income tax benefit	830	—	770	—

Net Income (Loss)	$2,875	$(5,774)	$5,688	$(6,993)

Net income (loss) attributable to non-controlling interest holders	47	(802)	107	(2,021)

Net Income (Loss) Attributable to Controlling Shareholders	$2,828	$(4,972)	$5,581	$(4,972)

Basic earnings per common share	$0.13	$(0.32)	$0.29	$(0.32)

Diluted earnings per common share	$0.13	$(0.32)	$0.29	$(0.32)

Weighted average common shares outstanding—basic	19,973,393	15,439,311	17,944,432	15,439,311
Weighted average common shares outstanding—diluted	19,973,393	15,439,311	17,944,432	15,439,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income (Loss)	$2,875	$(5,774)	$5,688	$(6,993)
Unrealized gain on investments available-for-sale, net	2,284	—	2,284	—
Unrealized (loss) gain on residual assets	(33)	127	(46)	(82)

Comprehensive income (loss)	$5,126	$(5,647)	$7,926	$(7,075)

Less: Comprehensive income (loss) attributable to non-controlling interests holders	89	(767)	149	(2,195)

Comprehensive Income (Loss) Attributable to Non-controlling Shareholders	$5,037	$(4,880)	$7,777	$(4,880)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$5,688	$(6,993)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	161	216
Equity-based compensation	1,970	6,179
Amortization of deferred financing fees	937	—
Gain on sales of investments	(1,870)	—
Noncash gain on sales and payment in kind income	(668)	(10)
Amortization of servicing assets	205	255
Change in securitization residual assets	340	125
Change in financing receivables held-for-sale and investments available-for-sale	16,801	—
Change in accounts payable, dividends payable and accrued expenses	2,313	(2,926)
Other	(839)	(664)

Net cash provided by (used in) operating activities	25,038	(3,818)

Cash flows from investing activities
Acquisition of American Wind Capital Co. LLC, net of cash acquired	(106,744)	—
Purchases of financing receivables	(107,227)	(89,790)
Principal collections from financing receivables	16,157	11,947
Proceeds from sales of financing receivables	22,428	—
Purchases of investments	—	(37,021)
Principal collections from investments	1,522	—
Proceeds from sales of investments	36,232	—
Purchase of property and equipment	20	—
Proceeds from affiliate	—	278
Change in restricted cash	40,308	(29,168)

Net cash used in investing activities	(97,304)	(143,754)

Cash flows from financing activities
Net proceeds from common stock issuances	70,380	160,342
Proceeds from nonrecourse debt	—	29,122
Principal payments on nonrecourse debt	(14,890)	(30,938)
Proceeds from credit facility	108,000	—
Principal payments on credit facility	(18,953)	(4,169)
Principal payments on asset-backed nonrecourse notes	(2,688)	—
Payments on deferred funding obligations	(50,557)	—
Payment of deferred financing costs	(1,569)	—
Redemption of OP units	(1,621)	—
Repurchase of common stock	(205)	—
Payment of dividends	(8,634)	—
Distributions to non-controlling interest holders	(152)	—

Net cash provided by financing activities	79,111	154,357

Increase in cash and cash equivalents	6,845	6,785
Cash and cash equivalents at beginning of period	31,846	8,024

Cash and cash equivalents at end of period	$38,691	$14,809

Interest paid	$6,544	$4,189

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2014

1.	The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) provides debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.”

Our principal business is providing or arranging financing of sustainable infrastructure projects. We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as sustainable infrastructure project loans, receivables and direct financing leases,

•	Investments, such as sustainable infrastructure debt and equity securities, and

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects.

We finance our business through cash on hand, the securitization of receivables and equity and other debt financings. We also generate fee income for arranging financings that are held on the balance sheet of other parties, by providing broker/dealer or other financing related services to sustainable infrastructure project developers and by servicing assets owned by third parties.

On April 23, 2013, we completed our initial public offering (“IPO”). We sold a total of 14.2 million shares and raised net proceeds of approximately $160 million including the exercise by the underwriters of their option to purchase an additional 0.8 million shares on May 23, 2013. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI”. Concurrently with the IPO, we completed a series of transactions, which are referred to as the formation transactions, that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming our subsidiary.

On April 29, 2014, we completed our first follow-on public offering in which we sold 5,750,000 shares of common stock (including 750,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.4 million.

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

Recent Acquisition

On May 28, 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in AWCC from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (collectively, the “Sellers”) in exchange for approximately $106.9 million (the “Purchase Price”), which we funded from the use of our cash on hand and our existing credit facilities. Through this acquisition, we expanded our portfolio of sustainable infrastructure assets, including acquiring more than 7,500 acres of land with in-place land leases to three solar projects, which we have recorded as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded as financing receivables. We did not assume any of AWCC’s indebtedness in connection with the transaction. We accounted for our acquisition of AWCC as a business combination and incurred approximately $1.1 million of acquisition related costs, which we have expensed as acquisition costs in our condensed consolidated statement of operations. We recorded the AWCC assets acquired at fair value. We are using a qualified appraiser to assist us with the determination of the fair value estimates for the majority of the AWCC assets acquired and expect to finalize the purchase price allocation later this year based on a final working adjustment.

The preliminary purchase price allocation for this transaction, which reflects our estimates of the fair value of the assets acquired, is as follows:

As of May 28, 2014
(amounts in thousands)
Financing receivables	$37,244
Real estate	50,318
Real estate lease intangibles	16,945
Goodwill	2,144
Other assets	212

Purchase Price	$106,863

In addition, we entered into a three-year mutually exclusive origination and servicing agreement with an entity owned by former employees and minority owners of AWCC. This entity will be referred to hereafter as “AWCC Capital.” Under this agreement, AWCC Capital has agreed to (a) originate new similar transactions for our benefit and (b) service the existing and any new assets originated by them for our benefit. We paid approximately $0.6 million in cash as consideration for this agreement that will be amortized over the three year initial life of the agreement and will pay additional consideration in the future for new assets originated by AWCC Capital.

The operating results of AWCC are reflected in our condensed consolidated statement of operations from the date of acquisition forward.

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

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the Operating Partnership that was formed to acquire and directly or indirectly own the Company’s assets. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Unless otherwise noted, we generally have the ability and intention to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our intent and ability to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. A financing receivable held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried at cost, net of unamortized acquisition premiums or discounts, loan fees, and origination and acquisition costs as applicable, unless the financing receivables are deemed impaired. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized costs or fair value on our balance sheet. We may secure non-recourse debt with the proceeds from our financing receivables.

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

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and/or value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a financing receivable is considered to be impaired, we record an allowance to reduce the carrying value of the financing receivable to the present value of expected future cash flows discounted at the financing receivable’s contractual effective rate or the amount realizable from other contractual terms such as the currently estimated fair market value of the collateral less estimated selling costs, if repayment is expected solely from the collateral. We write off financing receivables against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. As a result of the sale of certain debt securities previously designated as held-to-maturity during the quarter ended June 30, 2014, we have designated our debt securities as available-for-sale and will carry these securities at fair value on our balance sheet at June 30, 2014. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in equity on our balance sheet. Previously, we recorded our debt securities as held-to-maturity and thus had carried these securities on the balance sheet at amortized cost, which is initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method.

We evaluate our investments for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and/or value of the underlying project. We consider a number of qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction and support provided by the sponsor or guarantor.

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in accumulated OCI.

To the extent we hold investments with an OTTI and if we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.

Premiums or discounts on investment securities are amortized or accreted into investment interest income using the effective interest method.

Real Estate

Real estate reflects land or other real estate held on our balance sheet. Real estate intangibles reflect the value of associated lease intangibles, net of any amortization. In accordance with ASC 840, Business Combinations, the fair value of the real estate acquired in a business combination with in-place leases is allocated to the acquired tangible assets, consisting of land or other real property such as buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of other acquired intangible assets, based in each case on their fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property was determined by management based on an appraisal of the property by a qualified appraiser.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as intangible assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income. The aggregate value of other acquired intangible assets consists of in-place leases. The value of the leases in place at the time of the transaction is equal to the potential revenue (rent and expenses) lost if the leases were not in place (during downtime) and that would be incurred to obtain the lease. The amortization is calculated over the initial term unless management believes that it is likely that the tenant would exercise the renewal option whereby we would amortize the value attributable to the renewal over the renewal period. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

We record the acquisition of real estate, other than in a business combination, at cost, including acquisition and closing costs.

Our real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Revenue is recognized as rentals are earned and expenses (if any) are charged to operations as incurred. When scheduled rental revenue varies during the lease term, income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets.

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

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the condensed consolidated balance sheets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell the security or (ii) it is not likely we will be required to sell the security before its anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated OCI. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded through the statement of operations. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

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

Modifications to Debt

We evaluate any modifications to our debt in accordance with the applicable guidance in ASC 470-50, Debt Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Cash and Cash Equivalents

Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price, which approximates fair value.

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

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made for the period prior to our IPO since our profits and losses were reported on the Predecessor’s members’ tax returns.

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2010 through 2013 are open. As of June 30, 2014 and December 31, 2013, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of June 30, 2014 and December 31, 2013, and no interest and penalties were recognized during the three and six months ended June 30, 2014 and 2013.

Equity-Based Compensation

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the condensed consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. Under the 2013 Plan, we have granted service based awards to certain employees and directors. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Under the 2013 Plan, we granted performance based restricted stock awards to certain employees. The fair value of the performance based awards is measured by the market price of our common stock on the date of the grant. The vesting of these awards is contingent upon achievement of certain performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 150% of the initial target. If minimum performance targets are not attained then no awards will vest under the agreement. Compensation expense related to these awards is recognized based upon the fair market value of the shares on the date of grant over the requisite service period and based on our estimate of the achievement of the various performance targets, adjusted for forfeitures. We currently estimated that 100% of the various award targets will be achieved.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us beginning in the quarter ending March 31, 2017. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosure.

Compensation – Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation, which amends and updates the guidance in ASC 718, as it relates to the accounting for awards with performance conditions that affect vesting after the service. The amendment provides explicit accounting guidance for when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is to be applied either retrospectively to all existing performance targets outstanding or prospectively for all awards granted or modified after the effective date, with early application permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2014 and December 31, 2013, only our residual assets, financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3—Unobservable inputs are used when little or no market data is available.

	As of June 30, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables(1)	$475.2	$456.1	Level 3
Investments available-for-sale(2)	67.6	67.6	Level 3
Residual assets	5.1	5.1	Level 3
Liabilities
Credit facility	$166.2	$166.2	Level 3
Nonrecourse debt	153.1	145.0	Level 3
Asset-backed nonrecourse notes	97.6	97.4	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of June 30, 2014.
(2)	The amortized costs of our investments available-for-sale as of June 30, 2014 was $63.8 million.

	As of December 31, 2013
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables(1)	$346.4	$347.9	Level 3
Investments	92.0	92.0	Level 3
Financing receivables held-for-sale	24.8	24.8	Level 3
Investments available-for-sale	3.2	3.2	Level 3
Residual assets	4.9	4.9	Level 3
Liabilities
Credit facility	$77.1	$77.1	Level 3
Nonrecourse debt	167.1	159.8	Level 3
Asset-backed nonrecourse notes	99.8	100.0	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of December 31, 2013.

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

During the three months ended June 30, 2014, as part of our portfolio management process, we sold certain investments designated as held-to-maturity for $15.5 million with a carrying value of $14.7 million and realized a gain on sale of these investments of $0.8 million. As a result, we have transferred all of our remaining investments in debt securities to investments available-for-sale at fair value. After the transfer of our debt securities to available-for-sale, we sold certain available-for-sale debt securities with a fair value of $20.7 million and a cost of $19.6 million and realized a gain on sale of these investments of $1.1 million. The following table reconciles the beginning and ending balances for our Level 3 investments available-for-sale that are carried at fair value:

	For the three and six months ended June 30,
	2014	2013
	(amounts in millions)
Balance, beginning of period	$—	$—
Transfers to / purchases of available-for-sale debt securities	83.5	—
Sale of available-for-sale debt securities	(20.7)	—
Unrealized gain on debt securities transferred to available for sale	5.0	—
Unrealized (loss) on debt securities holdings	(0.2)	—

Balance, end of period	$67.6	$—

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

Residual Assets

As of June 30, 2014 and December 31, 2013, we had residual assets, which are included in the securitization assets line item in the condensed consolidated balance sheets, relating to our retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of our residual assets are estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The observable inputs include published U.S government interest rates. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we have used discount rates of 8% to 10% to determine the fair market value of our residual assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for our Level 3 residual assets carried at fair value:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(amounts in thousands)
Balance, beginning of period	$4,490	$4,436	$4,863	$4,639
Accretion	135	118	284	246
Additions	661	10	661	10
Collections	(115)	(249)	(624)	(371)
Unrealized (loss) gain on residual assets	(33)	127	(46)	(82)

Balance, end of period	$5,138	$4,442	$5,138	$4,442

Recent Acquisitions

In connection with the AWCC acquisition, the assets acquired were recorded at their fair value. We used a third party valuation firm to assist us with developing our estimates of fair value. The fair value of land was based on comparable land sales and the fair value of the financial assets was based on a comparison of market yields for similar assets. All the valuations are Level 3 estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. As of June 30, 2014 and December 31, 2013, we had cash deposits held in U.S. banks of $48.2 million and $81.7 million, respectively. Included in these balances are $46.8 million and $80.8 million in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables, investments and leases consist of primarily U.S. government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor.

4.	Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our condensed consolidated balance sheets. As of June 30, 2014, the Operating Partnership had 23,091,209 OP units outstanding, of which 98.5% were owned by us and 1.5% were owned by other limited partners. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held our limited partners and instead agreed to redeem such OP units for cash until such time that we have an effective registration statement covering the resale of shares of our common stock issuable upon exchange of OP units held by such limited partners. As a result, we are reporting our non-controlling interest that is redeemable for cash outside of equity as of June 30, 2014. During the three and six months ended June 30, 2014, we redeemed 7,406 and 119,983 OP units held by our non-controlling interest holders for cash of $0.1 million and $1.6 million, respectively. Our remaining non-controlling interest holders held 342,392 OP units as of June 30, 2014.

The following is an analysis of the controlling and non-controlling interest from December 31, 2013, to June 30, 2014:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in thousands)
Total Non-Controlling Interest and Equity—December 31, 2013	$146,525	$4,099	$150,624
Net income attributable to interest holders	5,581	107	5,688
Issuance of common stock	70,379	—	70,379
Redemption of OP units	(557)	(1,064)	(1,621)
Repurchase of common stock	(205)	—	(205)
Equity-based compensation	1,938	32	1,970
Distributions	(8,634)	(152)	(8,786)
Change in accumulated other comprehensive income	2,196	42	2,238
Tax basis difference on contributed asset	1,818	39	1,857
Redemption value change for non-controlling interest redeemable for cash	(1,815)	1,815	—

	217,226	4,918	222,144
Less Non-Controlling Interest Redeemable for cash	—	(4,918)	(4,918)

Total Non-Controlling Interest and Equity—June 30, 2014	$217,226	$—	$217,226

The following is an analysis of the controlling and non-controlling interest from April 23, 2013, the date of our IPO, to June 30, 2013:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in thousands)
Equity immediately after IPO	$168,266	$—	$168,266
Establishment of non-controlling interest during formation transaction	(4,649)	4,649	—
Net loss attributable to interest holders	(4,972)	(141)	(5,113)
Change in accumulated other comprehensive income	92	3	95

Total Non-Controlling Interest and Equity—June 30, 2013	$158,737	$4,511	$163,248

Allocation of Profit and Loss and Cash Distributions prior to our IPO

Prior to the IPO, all profits, losses and cash distributions of the Predecessor were allocated based on the percentages as follows:

Prior to April 23, 2013
MissionPoint HA Parallel Fund, L.P.	70%
Jeffrey W. Eckel, Chief Executive Officer	18%
Other management and employees of the Predecessor	12%

Upon the completion of the IPO, the Preferred Units and Common Units in the Predecessor were exchanged for shares of our common stock or OP units in the Operating Partnership, or for certain unit holders in the Predecessor, were redeemed for cash.

5.	Securitization of Receivables

We sold financing receivables in securitization transactions, recognizing gains of $2.4 million and $4.4 million for the three and six months ended June 30, 2014, respectively, as compared to $0.9 million for both the three and six months ended June 30, 2013. In connection with securitization transactions, we retained servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

The fair values of retained assets, including the discount rates used in valuing those assets and the sensitivity to an increase in the discount rates of 5% and 10%, as of June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,083	$5,072
Fair value	$1,212	$5,138
Weighted-average life in years	8	7 to 19
Discount rate	8%	8 to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$241	$1,362
10% change in discount rate	$394	$2,128

	December 31, 2013
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,281	$4,750
Fair value	$1,407	$4,863
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$255	$1,194
10% change in discount rate	$418	$1,842

In computing gains and losses on securitizations, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between us and the securitization trusts:

	For the Six Months Ended June 30,
	2014	2013
	(amounts in thousands)
Purchase of receivables securitized	$110,225	$38,360
Proceeds from securitizations	$114,601	$39,244
Servicing fees received	$397	$393
Cash received from residual assets	$624	$371

As of June 30, 2014 and December 31, 2013, our managed assets totaled $2.2 billion and $2.1 billion, respectively, of which $1.6 billion and $1.6 billion were securitized. There were no securitization credit losses in the three months ended June 30, 2014 or 2013, and no material securitization delinquencies as of June 30, 2014 and December 31, 2013.

6.	Our Portfolio – Financing Receivables, Investments and Real Estate

As of June 30, 2014, our Portfolio included approximately $591 million of financing receivables, investments and real estate on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions(2)	Commercial Externally Rated(3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$195.9	$73.8	$22.0	$163.5	$0.8	$456.0
Investments available-for-sale	—	—	43.3	7.8	16.6	67.7
Real estate(6)	—	—	—	67.2	—	67.2

Total	$195.9	$73.8	$65.3	$238.5	$17.4	$590.9

% of Total Portfolio	33.1%	12.5%	11.1%	40.4%	2.9%	100.0%
Average Balance(7)	$7.7	$24.6	$21.8	$13.3	$16.6	$11.7

(1)	Transactions where the ultimate obligor is the U.S. Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a fair value of $38.2 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $16.6 million on a wind project that is owned by NRG Energy, Inc.
(6)	Includes the real estate and the related lease intangible assets.
(7)	Average Remaining Balance excludes 66 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $16.5 million.

The components of financing receivables of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Financing receivables
Financing or minimum lease payments(1)	$717,880	$504,688
Unearned interest income	(247,497)	(142,366)
Allowance for credit losses	(11,000)	(11,000)
Unearned fee income, net of initial direct costs	(3,310)	(3,451)

Financing receivables(1)	$456,073	$347,871

(1)	Excludes $24.8 million in financing receivables held-for-sale at December 31, 2013 and that were securitized in the three months ended March 31, 2014

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $15.4 million and $74.7 million as of June 30, 2014 and December 31, 2013, respectively. We have $9.6 million and $49.9 million in restricted cash as of June 30, 2014 and December 31, 2013, respectively, that will be used to pay these funding obligations.

During the first quarter ended March 31, 2014, we sold a debt security of $3.2 million that was recorded at fair value and classified as available-for-sale as of December 31, 2013. The fair value of the debt security approximated its carrying value as of December 31, 2013. During the three months ended June 30, 2014, as part of our portfolio management process, we sold certain investments designated as held-to-maturity for $15.5 million with a carrying value of $14.7 million and realized a gain on sale of these investments of $0.8 million. As a result, we transferred all of our remaining investments in debt securities to investments available-for-sale at fair value. After this transfer, we sold certain available-for-sale debt securities with a fair value of $20.7 million and a cost of $19.6 million and realized a gain on sale of these investments of $1.1 million. As of June 30, 2014, all of our investments in debt securities are classified as investments available for sale and we are carrying them on our balance sheet at fair value. There were no investments in an unrealized loss position as of June 30, 2014 or December 31, 2013.

The components of our real estate portfolio as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
	(amounts in thousands)
Real Estate
Land	$50,318	$—
Lease Intangibles	16,945	—
Accumulated amortization of lease intangibles	(38)	—

Real Estate	$67,225	$—

Our acquisition of AWCC resulted in the recognition of land of $50.3 million and an intangible asset for favorable land leases of $16.9 million that will be amortized on a straight-line basis over the lease terms with expirations dates that range between the years 2052 and 2061 assuming expected extensions. There is an conservation easement agreement covering one of the properties acquired that limits the use of the property at the expiration of the lease which is expected to be in 2061. As of June 30, 2014, the future amortization expense to be recognized related to these intangible assets is:

Year Ending December 31,	(Amounts in Thousands)
2014	$206
2015	413
2016	413
2017	413
2018	413
2019	413
Thereafter	14,636

Total	$16,907

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments for each range of maturities as of June 30, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in thousands)
Financing Receivables
Payment due by period	$456,073	$1,845	$89,083	$18,034	$347,111
Investments available-for-sale
Payment due by period	$67,640	$—	$16,552	$—	$51,088

Our real estate is rented under long term land lease agreements with expiration dates that range between the years 2041 and 2043 under the initial terms and 2052 and 2061 assuming expected extensions. As of June 30, 2014, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(Amounts in Thousands)
2014	$2,443
2015	4,886
2016	4,886
2017	4,886
2018	4,886
2019	4,886
Thereafter	173,625

Total	$200,498

In December 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan made in May 2013 to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. The loan’s average outstanding balance for the three and six months ended June 30, 2014 was $11.8 million. No interest income was accrued or collected in cash on the loan for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, we recorded income from EnergySource for investment banking and management services of $0.4 million and $0.5 million, respectively. The project is considered a variable interest entity and the maximum exposure to loss is the net balance of $0.8 million, which represents our current estimate of the realizable sale value of tangible project assets. As previously disclosed, certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO. We continue to pursue recovery options relating to this loan.

We had no other financing receivables, investments or leases on nonaccrual status as of June 30, 2014 and December 31, 2013. There was no provision for credit losses for the three and six months ended June 30, 2014, or June 30, 2013. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized in income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three months and six months ended June 30, 2014 or 2013.

7.	Credit Facility

In July 2013, we entered into a $350 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). In November 2013, the PF Loan Agreement (as defined below) was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent. In May 2014, we amended the PF Loan Agreement to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time in the facility by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets. In August, 2014, we entered into an amended and restated loan agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option and d) modified the timing of borrowings on certain projects. We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, (y) a Limited Guaranty, dated July 19, 2013. As part of our August 2014 amendment, we entered into amended and restated versions of these guaranties.

The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) and related amendments (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $900 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $250 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $500 million. The scheduled termination date of each of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. We also have the option of a loan where the rate is fixed until the expiration of the credit facility in July 2018. The fixed rate is determined by agreement between the Borrower and Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

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

We had outstanding borrowings under our credit facilities of $166.2 million and $77.1 million as of June 30, 2014 and December 31, 2013, respectively. We pledged $260.8 million and $114.3 million of financing receivables as collateral for the credit facility as of June 30, 2014 and December 31, 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.7% and 2.6% as of June 30, 2014 and December 31, 2013, respectively. We incurred approximately $10.2 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the agreement. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require that we maintain the following financial covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%

12 month rolling Net Interest Margin of greater than:	zero

Maximum Debt to Equity Ratio of less than:	4 to 1

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable. For purposes of the Maximum Debt to Equity ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

8.	Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of June 30, 2014 and December 31, 2013, we had $97.4 million and $100.1 million, respectively, of Notes outstanding, which were secured by $108.2 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $141.6 million and $156.4 million as of June 30, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of June 30, 2014	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$58,333	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	62,558	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,062	2015 to 2031

Other nonrecourse debt	$144,953

As of December 31, 2013	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$66,089	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	68,862	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,892	2015 to 2031

Other nonrecourse debt	$159,843

The stated minimum maturities of nonrecourse debt as of June 30, 2014, were as follows:

	Nonrecourse Debt
As of June 30,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in thousands)
2015	$8,574	$38,403	$46,977
2016	7,498	26,779	34,277
2017	8,215	15,472	23,687
2018	6,605	10,227	16,832
2019	4,358	4,393	8,751
Thereafter	62,143	49,679	111,822

	$97,393	$144,953	$242,346

9.	Commitments and Contingencies

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

During the six months ended June 30, 2014, we transferred an asset to our TRS that had a tax basis in excess of its book basis. We recognized a deferred tax asset for the amount we expect to be realizable. Because the transfer was done amongst entities under common control, we recorded the $1.9 million impact of the transaction to additional paid in capital. We established a valuation allowance against the remaining balance of our deferred tax asset as of March 31, 2014. During the three months ended June 30, 2014, we reclassified certain investments to investments available-for-sale and recognized them at fair value, which resulted in an unrealized gain of $3.8 million recognized in OCI. We recorded an deferred tax liability related to the unrealized gain on the available-for-sale investments of $1.5 million and recognized an income tax benefit on the statement of operations related to the release of the remaining valuation allowance of $0.8 million. We recorded an income tax benefit of $0.8 million for both the three and six months ended June 30, 2014, related to the activities of our TRS. We had no income tax expense for the three and six months ended June 30, 2013, related to the activities of our TRS. The income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
1/7/13	11/18/13	11/22/13	$0.14
2/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22

Common Stock

We completed the following public offerings of common stock(1):

Closing Date	Shares Issued	Price Per Share	Net Proceeds
	(amounts in thousands, except per share amounts)
4/23/13	14,152	$12.50	$160.0
4/29/14	5,750	$13.00	$70.4

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares. Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

Equity Incentive Plan

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the condensed consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Plan, which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted shares as compensation to members of our senior management team, our independent directors, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. Under the 2013 Plan, we issued both awards with service conditions and awards with performance conditions. We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. Compensation expense related to our awards with performance conditions is recognized over the requisite service period based on our estimate of the achievement of the various performance targets based on the fair market value of the shares on the date of grant, adjusted for forfeitures.

Reallocation of the Predecessor’s Membership Units

Concurrently with the IPO, the existing owners of the Predecessor reallocated and distributed a portion of their equity ownership to the employees of the Predecessor and the employees received 202,826 shares of common stock, 128,348 restricted stock units and 135,938 OP units. This reallocation was accounted for as equity-based compensation in accordance with ASC 718, Compensation—Stock Compensation, with equity award valuations based on the IPO price of $12.50 per share. As the shares of common stock, restricted stock units and OP units were immediately vested, we recorded compensation expense related to these awards of $5.8 million on April 23, 2013. No tax benefits have been recorded related to this reallocation. The restricted stock units, net of applicable federal and state taxes withheld, were converted to common shares in November 2013.

Awards of Shares of Restricted Common Stock under our 2013 Plan

During the six months ended June 30, 2014, our board of directors awarded employees and directors 149,359 shares of restricted common stock that vest in 2015 and 2016 and 373,241 shares of restricted common stock to certain employees that vest upon the later of the achievement of certain dividend growth targets and December 31, 2015.

We recognize compensation expense for unvested shares of restricted common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%. For the three and six months ended June 30, 2014, we recorded $1.5 million and $2.0 million of equity-based compensation expense as compared to $6.2 million, which includes $5.8 million related to the reallocation of shares to employees from the existing owners of the Predecessor on the completion of our IPO, for the three and six months ended June 30, 2013. Included in our stock based compensation expense is an accrual for an additional 163,868 shares of restricted common stock that the board has set as a target to be earned by certain employees upon the achievement of certain corporate and individual performance goals during 2014 and, if earned and awarded, will vest in equal amounts on December 31, 2015 and 2016.

The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $11.9 million as of June 30, 2014, which is expected to be recognized over a weighted-average term of approximately two years.

A summary of the unvested shares of restricted common stock that have been issued, as of June 30, 2014, is as follows:

	Restricted Shares of Common Stock	Value (000’s)
Beginning Balance—December 31, 2013	598,815	$7,484
Granted	522,600	$7,410
Vested	(147,009)	$(1,838)
Forfeited	—	$—

Ending Balance—June 30, 2014	974,406	$13,057

Accumulated OCI is the cumulative total OCI that is included as a component of shareholder’s equity. The following represents changes in accumulated OCI by component as of June 30, 2014.

	Unrealized Gains/ (Loss) on Residual Assets	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Less Noncontrolling Interest	Total
	(amounts in thousands)
Balances as of December 31, 2013	$113	$—	$(3)	$110
Other comprehensive income before reclassifications, net	(46)	3,314	(61)	3,207
Amounts reclassified from accumulated OCI	—	(1,030)	19	(1,011)

Balances as of June 30, 2014	$67	$2,284	$(45)	$2,306

12.	Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP units in the earnings per share calculations. The non-controlling limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units attributable to the non-controlling interest was 345,485 and 353,405 for the three months and six months ended June 30, 2014, respectively.

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

For the three months ended June 30, 2014, undistributed earnings attributable to unvested shares of restricted common stock have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations because the effect of these items on diluted earnings per share would be anti-dilutive As of June 30, 2014 and 2013, there were 974,406 and 734,763 shares of unvested restricted common stock outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income (loss) attributable to controlling shareholders and participating securities	$2,828	$(4,972)	$5,581	$(4,972)
Less: Dividends paid on participating securities	(214)	—	(348)	—
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling shareholders	$2,614	$(4,972)	$5,233	$(4,972)

Denominator:
Weighted-average number of common shares—basic	19,973,393	15,439,311	17,944,432	15,439,311

Weighted-average number of common shares—diluted	19,973,393	15,439,311	17,944,432	15,439,311

Net income per share attributable to common shares—basic	$0.13	$(0.32)	$0.29	$(0.32)

Net income per share attributable to common shares—diluted	$0.13	$(0.32)	$0.29	$(0.32)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and “HASI” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Quarterly Report on Form 10-Q as our “Operating Partnership.”

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

We provide and arrange debt and equity financing primarily for three types of projects, which we refer to together as sustainable infrastructure projects:

•	Energy Efficiency Projects: projects, typically undertaken by Energy Services Companies (ESCOs), which reduce a building’s or facility’s energy usage or cost through the design and installation of improvements to various building components, including heating, ventilation and air conditioning systems, or HVAC systems, lighting, energy controls, roofs, windows and/or building shells;

•	Clean Energy Projects: projects that deploy cleaner energy sources, such as solar, wind, geothermal and biomass as well as natural gas; and

•	Other Sustainable Infrastructure Projects: projects, such as water or communications infrastructure, that reduce energy consumption, positively impact the environment or make more efficient use of natural resources.

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As of June 30, 2014, approximately 97% of the transactions held on our balance sheet are considered investment grade.

On April 23, 2013, we completed our IPO in which we sold 13,333,333 shares of common stock at $12.50 per share. The net proceeds from our IPO were approximately $160 million, after deducting underwriting discounts and commissions and IPO and formation transaction costs of approximately $4.9 million, which amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013. Our common stock is listed on the NYSE under the symbol “HASI.” On April 29, 2014, we completed our first follow-on public offering in which we sold 5,750,000 shares of common stock (including 750,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.4 million.

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

We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources. While we expect our investment interest expense to increase, we also expect that our net investment revenue, which represents the margin, or the difference between income from investment income and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings.

In our securitization transactions, including Hannon Armstrong Multi-Asset Infrastructure Trust (“Hannie Mae”), we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance has remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. We typically arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are normally associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts or to third parties qualify as sales for accounting purposes. In these transactions, we receive economics in the form of gain on sale income that is reflected in our statement of operations as gain on sale of receivables and investments. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We may periodically provide other services, including arranging financings that are held on the balance sheet of other parties and advising various companies with respect to structuring investments.

From April 23, 2013, the date of our IPO, through June 30, 2014, we completed approximately $960 million of transactions, of which 54% are held on our balance sheet and 46% were securitized or syndicated. Approximately 52% of these transactions financed energy efficiency projects; approximately 44% financed clean energy projects, while the remaining 4% financed other sustainable infrastructure projects.

We refer to the transactions that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as sustainable infrastructure project loans, receivables and direct financing leases,

•	Investments, such as sustainable infrastructure debt and equity securities, and

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects.

On May 28, 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in AWCC from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (collectively, the “Sellers”) in exchange for approximately $106.9 million (the “Purchase Price”), which we funded from the use of our cash on hand and our existing credit facilities. Through this acquisition, we expanded our portfolio of sustainable infrastructure assets, including acquiring more than 7,500 acres of land with in-place land leases to three solar projects, which we have recorded as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded as financing receivables. We did not assume any of AWCC’s indebtedness in connection with the transaction. We accounted for our acquisition of AWCC as a business combination and incurred approximately $1.1 million of acquisition related costs, which we have expensed as acquisition costs in our condensed consolidated statement of operations. We recorded the AWCC assets acquired at fair value. We are using a qualified appraiser to assist us with the determination of the fair value estimates for the majority of the AWCC assets acquired and expect to finalize the appraisal later this year. We also expect to acquire additional land and land leases in the future.

As of June 30, 2014, our Portfolio, from which we earn investment income, was approximately $591 million. Approximately 85% of our Portfolio consisted of fixed rate loans, direct financing leases or debt securities, approximately 11% was real estate with long term leases and the remaining 4% consisting of floating rate debt. Approximately 33% of our Portfolio consisted of U.S. federal government obligations, 13% of obligations of state or local government or other institutions such as hospitals and universities and 54% were commercial obligations. In total, as of June 30, 2014, we managed approximately $2.2 billion of assets, which consisted of our Portfolio plus approximately $1.6 billion of assets held in non-consolidated securitization trusts. We refer to this $2.2 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investments, as well as research on the market and sponsor. Our pipeline consists of projects, including real estate investment opportunities, for which we will either be the lead financier or projects in which we will participate that are originated by other institutional investors or intermediaries. As of June 30, 2014, our pipeline consisted of more than $2.0 billion in new financing and investment opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, U.S. federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from registration as an investment company under the 1940 Act.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under “Note 2—Summary of Significant Accounting Policies” in our 2013 Form 10-K and under Note 2—“Summary of Significant Accounting Policies” in Item 1 of this 10-Q.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Financing receivables and the related accounting for allowance for credit losses and impairments

•	Investments and the related accounting for impairments

•	Real estate

•	Securitization of receivables

•	Valuation of financial instruments

•	Revenue recognition

•	Income taxes

•	Equity-based compensation

•	Earnings per share

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.

We provide additional information on our critical accounting policies and use of estimates under “MD&A—Critical Accounting Policies and Use of Estimates” in our 2013 Form 10-K.

Financial Condition and Results of Operation

Our Portfolio

As of June 30, 2014, our Portfolio included approximately $591 million of financing receivables, investments and real estate on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors. The weighted average remaining life of our Portfolio as of June 30, 2014, (excluding match-funded transactions) is approximately 12 years.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions(2)	Commercial Externally Rated(3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$195.9	$73.8	$22.0	$163.5	$0.8	$456.0
Investments available-for-sale	—	—	43.3	7.8	16.6	67.7
Real estate(6)	—	—	—	67.2	—	67.2

Total	$195.9	$73.8	$65.3	$238.5	$17.4	$590.9

% of Total Portfolio	33.1%	12.5%	11.1%	40.4%	2.9%	100.0%
Average Balance(7)	$7.7	$24.6	$21.8	$13.3	$16.6	$11.7

(1)	Transactions where the ultimate obligor is the U.S. Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a fair value of $38.2 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $16.6 million on a wind project that is owned by NRG Energy, Inc.
(6)	Includes the real estate and the related lease intangible assets.
(7)	Average Remaining Balance excludes 66 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $16.5 million.

The table below presents, for each major category of our Portfolio and our interest-bearing liabilities, the average outstanding balances, investment income earned or interest expense incurred, and average yield or cost. Our net investment margin represents the difference between the yield on our portfolio (including our rental income) and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity.

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2103
	(In thousands except for interest rate data)
Net Investment Revenue:
Interest Income, Financing receivables	$5,229	$3,384	$9,847	$6,095
Interest Income, Investments	1,138	17	2,432	17
Rental Income	410	—	410	—

Investment Revenue	6,777	3,401	12,689	6,112
Investment interest expense	(3,684)	(2,069)	(7,214)	(4,305)

Net investment revenue	3,093	1,332	5,475	1,807
Average monthly balance of financing receivables	$400,670	$246,136	$377,335	$217,767
Average interest rate from financing receivables	5.22%	5.50%	5.22%	5.60%
Average monthly balance of investments	$80,356	$1,234	$85,910	$618
Average interest rate of investments	5.66%	5.35%	5.66%	5.35%
Average monthly balance of real estate	$25,301	$—	$12,651	$—
Average yield on real estate	6.48%	0.00%	6.48%	0.00%
Average monthly balance of Portfolio	$506,327	$247,370	$475,896	$218,385
Average yield from Portfolio	5.35%	5.50%	5.33%	5.59%
Average monthly balance of debt	$355,810	$181,982	$350,015	$187,896
Average interest rate from debt	4.14%	4.55%	4.12%	4.58%
Average interest spread	1.21%	0.95%	1.21%	1.01%
Net investment margin	2.44%	2.15%	2.30%	1.65%

The table below provides details on the interest rate and maturity of our financing receivables and investments as of June 30, 2014:

	Amounts in Millions	Maturity
Financing receivables:
Floating-rate financing receivable, interest rate of 3.19% per annum	$25.6	2025
Fixed-rate financing receivables, interest rates from 2.42% to 5.00% per annum	143.7	2014 to 2037
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	98.8	2014 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 13.36% per annum	199.0	2015 to 2059

	467.1
Allowance for credit losses	(11.0)

Financing receivables, net of allowance	456.1
Fixed-rate investment in debt securities, interest rates of 4.88% to 6.10% per annum	67.6	2017 to 2035

Total Financing Receivables and Investments	$523.7

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in thousands, except for interest rate data)
Financing Receivables
Payment due by period	$456,073	$1,845	$89,083	$18,034	$347,111
Weighted average yield by period(1)	5.64%	4.65%	6.19%	5.88%	5.49%
Investments
Payment due by period	$67,640	$—	$16,552	$—	$51,088
Weighted average yield by period	5.42%	—%	5.76%	—%	5.31%

(1)	Excludes yield on remaining $0.8 million loan balance that is on non-accrual status after the $11.0 million allowance for loan loss recorded in December 2013.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of June 30, 2014:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in thousands)

Financing Receivables	$456,073	$34,070	$111,583	$106,649	$203,771
Investments	$67,640	$5,306	$18,511	$10,257	$33,566

Our real estate is rented under long term land lease agreements with expiration dates that range between 2041 and 2043 under the initial terms and 2052 and 2061 assuming expected extensions. As of June 30, 2014, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(Amounts in Thousands)
2014	$2,443
2015	4,886
2016	4,886
2017	4,886
2018	4,886
2019	4,886
Thereafter	173,625

Total	$200,498

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value	Weighted Average Yield
	(Amounts in thousands)
June 30, 2014	$5,138	8.68%
December 31, 2013	$4,863	8.72%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Comparison of the Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Net Investment Revenue:
Interest Income, Financing receivables	$5,229	$3,384	$1,845	54.5%
Interest Income, Investments	1,138	17	1,121	NM
Rental Income	410	—	410	NM

Investment Revenue	6,777	3,401	3,376	99.3%
Investment interest expense	(3,684)	(2,069)	(1,615)	(78.1%)

Net Investment Revenue	3,093	1,332	1,761	132.2%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	3,093	1,332	1,761	132.2%

Other Investment Revenue:
Gain on sale of receivables and investments	4,272	884	3,388	383.3%
Fee income	207	648	(441)	(68.1%)

Other Investment Revenue	4,479	1,532	2,947	192.4%

Total Revenue, net of investment interest expense and provision	7,572	2,864	4,708	164.4%

Compensation and benefits	(2,924)	(7,292)	4,368	59.9%
General and administrative	(1,445)	(1,237)	(208)	(16.8%)
Depreciation and amortization of intangibles	(61)	(111)	50	45.0%
Acquisition costs	(1,104)	—	(1,104)	NM
Other interest expense	—	(7)	7	100.0%
Other income	7	9	(2)	(22.2%)

Other Expenses, net	(5,527)	(8,638)	3,111	36.0%

Net income (loss) before income tax	2,045	(5,774)	7,819	135.4%
Income tax benefit	830	—	830	NM

Net Income (Loss)	$2,875	$(5,774)	$8,649	149.8%

Net Income

Net income increased by $8.6 million to $2.9 million for the three months ended June 30, 2014, compared to a loss of $5.7 million for the same period in 2013. This increase was primarily the result of higher Total revenue, net of investment interest expense and provision of $4.7 million, lower Other expenses, net $3.1 million and an income tax benefit of $0.8 million related to our TRS activities. Our growth in Total revenue, net of investment interest expense and provision was driven by Other investment revenue of $2.9 million and higher Net investment revenue of $1.8 million driven by an increase the monthly average Portfolio balance of $506 million during the three months ended June 30, 2014 when compared to $247 million for the same period in 2013. The $3.1 million decline in Other Expenses, net was primarily as a result of lower compensation and benefits costs of $4.4 million due to one-time compensation and benefits costs in 2013 of $5.8 million related to stock based compensation expense, partially offset by one-time charges in 2014 of $1.1 million related to our acquisition of AWCC and higher general and administrative expenses of $0.2 million in 2014 driven by an increase in legal and professional fees.

Net Investment Revenue

Net investment revenue increased to $3.1 million in the three months ended June 30, 2014, from $1,3 million in the same period in 2013. The increase was driven primarily by an increase in our on-balance sheet portfolio of financing receivables and investments held during the three months ended June 30, 2014, when compared to the same period in 2013. The monthly average balance of our on-balance sheet portfolio increased to approximately $506 million in the three months ended June 30, 2014, from approximately $247 million in the same period in 2013. This increase in our on-balance sheet portfolio is driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. The increase in our on-balance portfolio was partially offset by a decline in average interest rates earned on these assets, which decreased to 5.35% in the three months ended June 30, 2014, from 5.50% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger on-balance sheet portfolio, partially offset by lower interest rates, generated a $3.4 million increase in investment revenue to $6.8 million during the three months ended June 30, 2014, compared to $3.4 million during the same period in 2013.

As we have increased our leverage, including the use of our 2.79% fixed rate asset backed debt, to finance our on-balance portfolio, the monthly average debt balance increased in the three months ended June 30, 2014, to approximately $356 million compared to approximately $182 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of

$1.6 million, when comparing the three months ended June 30, 2014, to $3.7 million from $2.1 million in the same period ended June 30, 2013. Our average debt rate decreased to 4.14% during the three months ended June 30, 2014, from 4.55% for the same period ending June 30, 2013, due to the lower interest rates on our credit facility and our asset backed debt as compared to our historical match funded other nonrecourse debt.

As a result of the increase in the size of our Portfolio offset by an increase in the debt used to financing the acquisition of the Portfolio, net investment revenue increased over 100% to $3.1 million for the three months ended June 30, 2014, from $1.3 million for the same period ended in 2013.

Other Investment Revenue

Gain on sale of receivables and investments increased by $3.4 million for the three months ended June 30, 2014, when compared to the same period ended June 30, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. This increase was offset by a $0.4 million decline in fee income due to lower fees from investment banking services. As a result, Other Investment Revenue rose by $3.0 million to $4.5 million from $1.5 million in the same period last year.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $4.7 million to $7.6 million for the three months ended June 30, 2014, compared to $2.9 million for the same period in 2013. This increase was primarily a result of the gain on sale of receivables and investments in 2014 and the growth in our on-balance sheet Portfolio when comparing the three months ended June 30, 2014, to the same period ended June 30, 2013.

Other Expenses, Net

Other expenses, net decreased by $3.1 million to $5.5 million in the three months ended June 30, 2014, compared to $8.6 million in the same period in 2013, primarily as a result of lower compensation and benefits costs of $4.4 million partially offset by $1.1 million of AWCC acquisition related costs and $0.2 million of higher general and administrative expenses driven by higher transaction related legal and professional fees in 2014. The decline in compensation and benefits during the three months ended June 30, 2014 when compared to the same period in 2013 was driven primarily by the one-time equity based compensation charge of $5.8 million in 2013 relating to the reallocation between the owners and employees of the equity interest of the Predecessor as part of our IPO.

Comparison of the Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Net Investment Revenue:
Interest Income, Financing receivables	$9,847	$6,095	$3,752	61.6%
Interest Income, Investments	2,432	17	2,415	NM
Rental Income	410	—	410	NM

Investment Revenue	12,689	6,112	6,577	107.6%
Investment interest expense	(7,214)	(4,305)	(2,909)	(67.6%)

Net Investment Revenue	5,475	1,807	3,668	203.0%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	5,475	1,807	3,668	203.0%

Other Investment Revenue:
Gain on sale of receivables and investments	6,246	884	5,362	606.6%
Fee income	1,550	929	621	66.8%

Other Investment Revenue	7,796	1,813	5,983	330.0%

Total Revenue, net of investment interest expense and provision	13,271	3,620	9,651	266.6%

Compensation and benefits	(4,537)	(8,443)	3,906	46.3%
General and administrative	(2,598)	(1,927)	(671)	(34.8%)
Depreciation and amortization of intangibles	(123)	(216)	93	43.1%
Acquisition costs	(1,104)	—	(1,104)	NM
Other interest expense	—	(56)	56	100.0%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(amounts in thousands)
Other income	9	29	(20)	(69.0%)

Other Expenses, net	(8,353)	(10,613)	2,260	21.3%

Net income (loss) before income tax	4,918	(6,993)	11,911	170.3%
Income tax benefit	770	—	770	NM

Net Income (Loss)	$5,688	$(6,993)	$12,681	181.3%

Net Income

Net income increased by $12.7 million to $5.7 million for the six months ended June 30, 2014, compared to a loss of $7.0 million for the same period in 2013. This increase was primarily the result of a $9.7 million increase in Total Revenue, net of investment interest expense and provision that was driven primarily by higher Net investment revenue, net of provision of $3.7 million due to the increase in the size of our Portfolio and higher Other Investment Revenue of $6.0 million. In addition, Other Expenses, net decreased by $2.3 million due to a $3.8 million decrease in equity-based compensation, offset by $1.1 million of AWCC acquisition and $0.7 million increase in general and administrative expenses including higher legal, consulting and accounting costs associated with being a public company, during the six months ended June 30, 2014, compared to the same period in 2013. Net income during the six months ended June 30, 2014, was also favorably impacted by income tax benefit of $0.8 million related to our TRS activities.

Net Investment Revenue

Net investment revenue increased to $5.5 million in the six months ended June 30, 2014, from $1.8 million in the same period in 2013. The increase was driven primarily by an increase in our Portfolio held during the six months ended June 30, 2014, when compared to the same period in 2013. The monthly average balance of our on-balance sheet portfolio increased to approximately $476 million in the six months ended June 30, 2014, from approximately $218 million in the same period in 2013. This increase in our on-balance sheet portfolio is driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. The increase in our on-balance portfolio was partially offset by a decline in average interest rates earned on these assets, which decreased to 5.33% in the six months ended June 30, 2014, from 5.59% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger on-balance sheet portfolio, partially offset by lower interest rates, generated a $6.6 million increase in investment revenue to $12.7 million during the six months ended June 30, 2014, compared to $6.1 million during the same period in 2013.

As we have increased our leverage, including the use of our 2.79% fixed rate asset backed debt, to finance our on-balance portfolio, the monthly average debt balance increased in the six months ended June 30, 2014, to approximately $350 million compared to approximately $188 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of $2.9 million, when comparing the six months ended June 30, 2014, to the same period ended June 30, 2013. Our average debt rate decreased to 4.12% during the six months ended June 30, 2014, from 4.58% for the same period ending June 30, 2013, due to the lower interest rates on our credit facility and our asset backed debt as compared to our historical match funded other nonrecourse debt.

As a result of the increase in our on-balance sheet Portfolio offset by an increase in the debt used to finance the Portfolio, net investment revenue increased over 200% to $5.5 million for the six months ended June 30, 2014, from $1.8 million for the same period ended in 2013.

Other Investment Revenue

Gain on sale of receivables and investments increased by $5.4 million for the six months ended June 30, 2014, when compared to the same period ended June 30, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. Fee income in 2014 also increased by $0.6 million to $1.5 million for the six months ended June 30, 2014, from $0.9 million for the six months ended June 30, 2013, primarily as a result of an increase in the volume of syndication fee transactions closed in 2014 when compared to such transactions closed in 2013.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $9.7 million to $13.3 million for the six months ended June 30, 2014, compared to $3.6 million for the same period in 2013. This increase was primarily a result of the increase in net investment revenues due to an increase in the size of our Portfolio and higher transaction volumes driving the increases in other investment revenue when comparing the six months ended June 30, 2014 to the same period ended June 30, 2013.

Other Expenses, Net

Other expenses, net decreased by $2.2 million to $8.4 million in the six months ended June 30, 2014, compared to $10.6 million in the same period in 2013, primarily as a result of lower compensation and benefits costs driven by the one-time IPO related equity-based compensation expense charge in 2013 of $5.8 million partially offset by higher equity based compensation expenses in 2014 of $1.6 million when compared to 2013 excluding the one-time IPO related charge. The decline in compensation expense was offset by higher transaction related professional fees in 2014 of $1.1 million related to the AWCC acquisition and higher legal and professional fees of $0.7 million included in general and administrative expenses related to being a public company.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one time acquisition related costs, if any and any non-cash tax charges. The amount is also adjusted to exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

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

We have calculated our Core Earnings for the three and six months ended June 30, 2014 and from our IPO to June 30, 2013. We did not use Core Earnings and thus have not calculated it for periods prior to our IPO. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	Per $hare	$	Per $hare	$	Per $hare	$	Per $hare
	(amounts in thousands, except per share amounts)
Net income attributable to controlling shareholders	$2,828	$0.13	$(4,972)	$(0.32)	$5,581	$0.09	$(4,972)	$(0.32)
Adjustments attributable to controlling shareholders(1):
Non-cash equity-based compensation charge	1,495		6,008		1,938		6,008
Amortization of intangibles	87		52		137		52
Acquisition costs	1,086		—		1,083		—
Non-cash provision for taxes	(816)		—		(756)		—

Core Earnings(2)	$4,680	$0.22	$1,088	$0.07	$7,983	$0.43	$1,088	$0.07

(1)	Includes only the portion of the adjustment that is allocated to the controlling shareholders.
(2)	Core Earnings per share is based on 20,904,721 shares and 18,711,698 shares for the three and six months ended June 30, 2014, and 16,174,074 shares for the period from our IPO to June 30, 2013, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities, excluding the minority interest in our Operating Partnership as the income attributable to the minority interest is also excluded.

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

The following is a reconciliation of our U.S. GAAP on-balance sheet Portfolio to our managed assets as of June 30, 2014 and December 31, 2013 and our U.S. GAAP investment revenue to our investment revenue from managed assets for the six months ended June 30, 2014:

	As of
	June 30, 2014	December 31, 2013
	(amounts in thousands)
Financing receivables (1)	$456,073	$347,871
Investments (1)	67,640	91,964
Real Estate	67,225	—
Assets held in securitization trusts	1,621,144	1,617,992

Managed Assets	$2,212,082	$2,057,827

(1)	December 31, 2013 balances excludes financing receivables held-for-sale of $24.8 million and investments available-for-sale of $3.2 million that were purchased in December 2013 and sold in Q1 2014.

	Six Months ended June 30,
	2014	2013

Investment Revenue	$12,689	$6,112
Income from assets held in securitization trusts	44,917	43,127

Investment Revenue from Managed Assets	$57,606	$49,239

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders. Prior to our IPO, we financed our business primarily through the use of securitizations, such as Hannie Mae, or other special purpose funding vehicles. In securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the funding vehicle. As of June 30, 2014, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.6 billion. In addition, we have also financed our business through fixed rate nonrecourse debt where the debt is match-funded with corresponding fixed rate yielding assets. As of June 30, 2014, we had outstanding approximately $145 million of this match funded debt, all of which was consolidated on our balance sheet. We expect to continue to use securitizations and non-recourse match-funded borrowings to finance our business. We also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

Since our IPO, we have broadened our financing sources. In May 2014, we increased the size of our senior secured revolving credit facility to $450 million with maximum total advances of $900 million. In addition, in December 2013, we issued $100 million, 2.79% fixed rate asset backed non-recourse notes that mature in 2019. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions saved by the technologies that secured the financing. For further information on the revolving credit facility, asset backed nonrecourse notes, and our match funded nonrecourse debt, see the Credit Facility and Nonrecourse Debt sections of “—Sources and Uses of Cash.”

On April 29, 2014, we completed our first follow-on public offering in which we sold 5,750,000 shares of common stock (including 750,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.4 million.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Our current policy is to maintain a debt to equity ratio of less than 2 to 1 across our overall portfolio and as of June 30, 2014, this debt to equity ratio was approximately 1.2 to 1, excluding our match funded other nonrecourse debt.

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

Sources and Uses of Cash

We had $38.7 million and $31.8 million of unrestricted cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively. As a result of our post IPO strategy and our intention to hold more direct economic interests in our assets in the future, we do not believe that our sources and uses of cash for the historical pre-IPO periods as set forth below are comparable to our sources and uses of cash following our IPO.

Cash Generated from Operating Activities

Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2014, driven primarily by the sale of financing receivables held-for-sale and investments available-for-sale of $16.8 million, net income of $5.7 million, and non-cash charges of $1.1 million, primarily equity-based compensation, and amortization of deferred financing fees, partially offset by gain on sales of investments. In addition, there were cash flows provided by changes in other assets and liabilities of $1.5 million.

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

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $97.3 million for the six months ended June 30, 2014. We invested cash of $106.7 million in the acquisition of AWCC. We used $107.2 million to purchase financing receivables. These investments in our Portfolio were partially offset by principal collections and sale of financing receivables and investments of $38.6 million and $37.8 million, respectively. In addition, we received $40.3 million from the release of restricted cash used to pay our deferred funding obligations.

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

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $79.1 million for the six months ended June 30, 2014. This includes cash of $108.0 million provided from borrowings under our credit facility and $70.4 million of net proceeds from the sale of our common stock. These cash receipts were partially offset by our payments of our deferred funding obligations of $50.6 million, payments on our credit facility and nonrecourse debt of $19.0 million and $17.6 million, respectively and payments of deferred financing costs of $1.6 million. For the six months ended June 30, 2014, we paid dividend distributions of $8.8 million to our shareholders and we redeemed 119,983 OP units held by our non-controlling interest holders for $1.6 million in cash during the six months ended June 30, 2014.

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

Credit Facility

In July 2013, we entered into a $350 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). In November 2013, the PF Loan Agreement (as defined below) was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent. In May 2014, we amended the PF Loan Agreement to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time in the facility by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets. In August, 2014, we entered into an amended and restated loan agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option for the PF loan agreement and d) modified the timing of borrowings on certain projects. We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, (y) a Limited Guaranty, dated July 19, 2013. As part of this transaction, we entered into amended and restated versions of these guaranties.

The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) and related amendments (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $900 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $250 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $500 million. We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013. The scheduled termination date of each of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF loan agreement, the Borrowers also have the option of a loan where the rate is fixed until the expiration of the credit facility in July 2018. The fixed rate is determined by agreement between the Borrower and Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

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

We had outstanding borrowings under our credit facilities of $166.2 million and $77.1 million as of June 30, 2014 and December 31, 2013, respectively. We pledged $260.8 million and $114.3 million of financing receivables as collateral for the credit facility as of June 30, 2014 and December 31, 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.7% and 2.6% as of June 30, 2014 and December 31, 2013, respectively. We incurred approximately $10.2 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the agreement. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

The Loan Agreements require that we maintain the following financial covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%

12 month rolling Net Interest Margin of greater than:	zero

Maximum Debt to Equity Ratio of less than:	4 to 1

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable. For purposes of the Maximum Debt to Equity ratio, debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of June 30, 2014 and December 31, 2013, we had $97.4 million and $100.1 million, respectively, of Notes outstanding, which were secured by $108.2 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under the other nonrecourse notes are secured by certain of our financing receivables with a carrying value of $141.6 million and $156.4 million as of June 30, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of June 30, 2014, we employed 25 people. We intend to hire additional business professionals as needed to assist in the execution of our business. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act of 2002. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in July 2011 and which was amended in October 2013 to incorporate expansion space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the July 2011 lease commenced in March 2012 and incremental payments related to the expansion space commenced in March 2014. We also lease space at a satellite office in California on a month-to-month basis under an operating lease entered into in November 2011. Lease payments under this lease commenced in February 2012.

The following table provides a summary of our contractual obligations as of June 30, 2014:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$242,347	$46,977	$57,964	$25,584	$111,822
Interest on Long-term Debt Obligations(1)	51,181	9,139	13,408	9,933	18,701
Credit Facility	166,190	189	—	166,001	—
Interest on Credit Facility(2)	17,876	4,408	8,815	4,653	—
Deferred Funding Obligations	15,394	15,127	267	—	—
Operating Lease Obligations	3,295	346	814	863	1,272

Total	$496,283	$76,186	$81,268	$207,034	$131,795

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $5.3 million and $4.1 million for the six months ended June 30, 2014 and 2013, respectively. Interest paid on the credit facilities was $1.2 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.
(2)	Interest is calculated based on the interest rate in effect at June 30, 2014, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $6.2 million as of June 30, 2014, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2, Summary of Significant Accounting Policies—Securitization of Receivables, included in the notes to the condensed consolidated financial statements included in this report and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2013 Form 10-K, filed with the SEC.

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

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22

Book Value Considerations

As of June 30, 2014, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $67.6 million in investments available-for-sale and the $5.1 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of June 30, 2014, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in projects we finance and projects we have under long-term lease arrangements that do not depend on funding from the U.S. federal government. We expect to increasingly target such projects as part of our strategy. In the case of various other sustainable infrastructure projects, we are exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments as well as to the performance of the project. We may also encounter enhanced credit risk as we execute our strategy to increasingly include mezzanine debt or equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2014 and December 31, 2013, the estimated fair value of our fixed rate nonrecourse debt was $250.7 million and $266.9 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

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

We record the residual asset portion of our securitization assets at fair value, which was $5.1 million as of June 30, 2014 and $4.9 million as of December 31, 2013. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of June 30, 2014.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of June 30, 2014, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

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

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18.0 million (net of recoveries) on the more than $4.8 billion of transactions we originated since 2000, which represents an aggregate loss of approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than routine litigation arising out of the ordinary course of business, we are not presently subject to any litigation nor, to our knowledge, is any litigation threatened against us.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2013 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The net proceeds of our public offerings were contributed to the Operating Partnership in exchange for OP units and we presently own 98.5% of the Operating Partnership. The remaining non-controlling interest in Operating Partnership are represented by OP units that are owned by other limited partners and are included in non-controlling interest on our condensed consolidated balance sheets.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by certain of our limited partners and instead agreed to redeem such OP units for cash until such time that we have an effective registration statement covering the OP units held by such limited partners. During the three and six months ended June 30, 2014, we redeemed 7,406 and 119,983 OP units held by our non-controlling interest holders for cash of $0.1 million and $1.6 million, respectively. Our non-controlling interest holders held 342,392 OP units as of June 30, 2014.

During the three months ended June 30, 2014, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued in connection with our IPO.

The table below summarizes all of our redemption of OP units and repurchases of common stock during 2014:

Period		Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/1/14 - 3/31/14	OP unit redemption	112,577	$13.52	N/A	N/A

April 2014	Common stock repurchase	15,525	$13.18	N/A	N/A

May 2014	OP unit redemption	7,406	$13.28	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1*	Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC

10.2*	Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC

10.3	First Amendment to the Registration Rights Agreement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 20, 2014)

10.4	Amendment No. 2 to PF Loan Agreement and Amendment No. 1 to Intercreditor Agreement dated as of May 28, 2014, by and among HASI CF I Borrower LLC, and HAT CF I Borrower LLC and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 3, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: August 14, 2014	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 14, 2014	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)