Form 10-Q
period 2014-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2014-11-07
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-1347456
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1906 Towne Centre Blvd, Suite 370 Annapolis,
Maryland	21401
(Address of principal executive offices)	(Zip code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 27,347,931 shares of common stock, par value $0.01 per share, outstanding as of November 5, 2014 (which includes 973,520 shares of unvested restricted common stock).

EXPLANATORY NOTE

We provide debt and equity financing for sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. We are self-advised and self-administered, were incorporated in the state of Maryland on November 7, 2012, and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2013.

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

- i -

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in MD&A of this Quarterly Report on Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

•	our acquisition of the Wind Project Investment (as defined in Note 13 of the financial statements in this Report);

•	our expected recovery from the EnergySource LLC (“EnergySource”) loan;

•	our acquisition and integration of American Wind Capital Company, LLC (“AWCC”);

•	the state of government legislation, regulation and policies that support energy efficiency, clean energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, clean energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

- ii -

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, clean energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q or our 2013 Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors,

- iii -

may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2013 Annual Report on Form 10-K.

- iv -

- v -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2014 and DECEMBER 31, 2013

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	September 30, 2014	December 31, 2013
Assets
Financing receivables	$477,933	$347,871
Financing receivables held-for-sale	7,241	24,758
Investments held-to-maturity	—	91,964
Investments available-for-sale	43,447	3,213
Real estate	63,313	—
Real estate related intangible assets	18,276	—
Securitization assets	6,058	6,144
Cash and cash equivalents	60,913	31,846
Restricted cash and cash equivalents	7,264	49,865
Other intangible assets, net	1,554	1,706
Goodwill	5,942	3,798
Other assets	11,710	10,267

Total Assets	$703,651	$571,432

Liabilities and Equity
Liabilities:
Accounts payable, dividends payable and accrued expenses	$9,418	$7,296
Deferred funding obligations	49,727	74,675
Credit facility	212,764	77,114
Asset-backed nonrecourse notes (secured by financing receivables of $105.1 million and $109.5 million, respectively)	93,620	100,081
Other nonrecourse debt (secured by financing receivables of $113.9 million and $156.4 million, respectively)	118,254	159,843
Deferred tax liability	261	1,799

Total Liabilities	484,044	420,808

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 21,774,411 and 15,892,927 shares issued and outstanding, respectively	218	159
Additional paid in capital	233,170	160,120
Retained deficit	(19,358)	(13,864)
Accumulated other comprehensive income	787	110
Non-controlling interest	4,790	4,099

Total Equity	219,607	150,624

Total Liabilities and Equity	$703,651	$571,432

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net Investment Revenue:
Interest Income, Financing receivables	$6,234	$4,581	$16,081	$10,676
Interest Income, Investments	822	599	3,254	616
Rental Income	1,187	—	1,597	—

Investment Revenue	8,243	5,180	20,932	11,292
Investment interest expense	(3,974)	(2,590)	(11,188)	(6,895)

Net Investment Revenue	4,269	2,590	9,744	4,397
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision for credit losses	4,269	2,590	9,744	4,397
Other Investment Revenue:
Gain on sale of receivables and investments	3,361	1,885	9,608	2,770
Fee income	183	321	1,732	1,249

Other Investment Revenue	3,544	2,206	11,340	4,019

Total Revenue, net of investment interest expense and provision	7,813	4,796	21,084	8,416

Compensation and benefits	(3,111)	(1,979)	(7,648)	(10,422)
General and administrative	(1,433)	(866)	(4,031)	(2,793)
Depreciation and amortization of intangibles	(62)	(61)	(185)	(277)
Acquisition costs	—	—	(1,104)	—
Other interest expense	—	—	—	(56)
Other income	2	4	11	18
Unrealized gain on derivative instruments	—	—	—	15

Other Expenses, net	(4,604)	(2,902)	(12,957)	(13,515)

Net income (loss) before income taxes	3,209	1,894	8,127	(5,099)
Income tax (expense) benefit	(607)	—	163	—

Net Income (Loss)	$2,602	$1,894	$8,290	$(5,099)

Net income (loss) attributable to non-controlling interest holders	38	52	145	(1,970)

Net Income (Loss) Attributable to Controlling Shareholders	$2,564	$1,842	$8,145	$(3,129)

Basic earnings per common share	$0.11	$0.11	$0.40	$(0.20)

Diluted earnings per common share	$0.11	$0.11	$0.40	$(0.20)

Weighted average common shares outstanding—basic	21,774,411	15,795,118	19,235,121	15,642,629
Weighted average common shares outstanding—diluted	21,774,411	15,795,118	19,235,121	15,642,629

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income (Loss)	$2,602	$1,894	$8,290	$(5,099)
Unrealized (loss) gain on investments available-for-sale, net	(1,480)	—	804	—
Unrealized (loss) on residual assets	(68)	(258)	(114)	(340)

Comprehensive income (loss)	$1,054	$1,636	$8,980	$(5,439)
Less: Comprehensive income (loss) attributable to non-controlling interests holders	8	45	157	(2,150)

Comprehensive Income (Loss) Attributable to Controlling Shareholders	$1,046	$1,591	$8,823	$(3,289)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$8,290	$(5,099)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain on derivative instrument	—	(15)
Depreciation and amortization of intangibles	333	277
Equity-based compensation	3,627	6,629
Amortization of deferred financing fees	1,481	334
Gain on sales of investments	(3,077)	—
Noncash gain on sales and payment in kind income	(678)	(841)
Amortization of servicing assets	252	302
Change in securitization residual assets	397	89
Change in financing receivables held-for-sale and investments available-for-sale	16,756	(707)
Change in accounts payable, dividends payable and accrued expenses	(2,956)	(1,093)
Other	(847)	(1,236)

Net cash provided by (used in) operating activities	23,578	(1,360)

Cash flows from investing activities
Acquisition of American Wind Capital Co. LLC, net of cash acquired	(106,572)	—
Purchases of financing receivables	(123,794)	(89,741)
Principal collections from financing receivables	44,997	18,099
Proceeds from sales of financing receivables	22,428	—
Purchases of investments	(7,753)	(87,525)
Principal collections from investments	1,489	—
Proceeds from sales of investments	59,154	—
Purchases of real estate	(14,475)	—
Purchase of property and equipment	21	(3)
Proceeds from affiliate	—	269
Change in restricted cash	42,601	(38,872)

Net cash used in investing activities	(81,904)	(197,773)

Cash flows from financing activities
Net proceeds from common stock issuances	70,370	160,092
Proceeds from nonrecourse debt	—	29,122
Principal payments on nonrecourse debt	(41,589)	(37,286)
Proceeds from credit facility	158,000	84,000
Principal payments on credit facility	(22,481)	(4,333)
Principal payments on asset-backed nonrecourse notes	(6,461)	—
Payments on deferred funding obligations	(57,553)	(6,836)
Payment of deferred financing costs	(2,120)	(8,413)
Redemption of OP units	(1,782)	—
Repurchase of common stock	(205)	—
Payment of dividends	(8,634)	(992)
Distributions to non-controlling interest holders	(152)	(28)

Net cash provided by financing activities	87,393	215,326

Increase in cash and cash equivalents	29,067	16,193
Cash and cash equivalents at beginning of period	31,846	8,024

Cash and cash equivalents at end of period	$60,913	$24,217

Interest paid	$10,058	$5,860

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2014

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

On April 23, 2013, we completed our initial public offering (“IPO”). We sold a total of 14.2 million shares and raised net proceeds of approximately $160 million including the exercise by the underwriters of their option to purchase an additional 0.8 million shares on May 23, 2013. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” Concurrently with the IPO, we completed a series of transactions, which are referred to as the formation transactions, that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming our subsidiary.

On April 29, 2014, we completed our first follow-on public offering in which we sold 5,750,000 shares of common stock (including 750,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.4 million.

On October 31, 2014, we completed another follow-on public offering in which we sold 4,600,000 shares of common stock (including 600,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.60 per share, less the underwriting discount and estimated expenses, for net proceeds of $58.9 million.

We qualified to be taxed as real estate investment trust (“REIT”) for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We operate our business through, and serve as the sole general partner of, our Operating Partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”) which was formed to acquire and directly or indirectly own the Company’s assets. We also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act.

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

Recent Acquisition

On May 28, 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in AWCC from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (collectively, the “Sellers”) in exchange for approximately $106.7 million (the “Purchase Price”), which we funded from the use of our cash on hand and our existing credit facilities. Through this acquisition, we expanded our portfolio of sustainable infrastructure assets, including acquiring more than 7,500 acres of land with in-place land leases to three solar projects, which we have recorded as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded as financing receivables. We did not assume any of AWCC’s indebtedness in connection with the transaction. We accounted for our acquisition of AWCC as a business combination and incurred approximately $1.1 million of acquisition related costs, which we have expensed as acquisition costs in our condensed consolidated statement of operations. We recorded the AWCC assets acquired at fair value. We used a qualified appraiser to assist us with the determination of the fair value estimates for the majority of the AWCC assets acquired. During the three months ended September 30, 2014, we agreed to a working capital adjustment of approximately $0.2 million, which reduced the Purchase Price and net working capital amounts.

The purchase price allocation for this transaction after this adjustment, which reflects our estimates of the fair value of the assets acquired, is as follows:

As of September 30, 2014
(amounts in thousands)
Financing receivables	$37,244
Real estate	50,318
Real estate lease intangibles	16,945
Goodwill	2,144
Net working capital	40

Purchase Price	$106,691

In addition, we entered into a three-year mutually exclusive origination and servicing agreement with an entity owned by former employees and minority owners of AWCC. This entity will be referred to hereafter as “AWCC Capital.” Under this agreement, AWCC Capital has agreed to (a) originate new similar transactions for our benefit and (b) service the existing and any new assets originated by them for our benefit. We paid approximately $0.6 million in cash as consideration for this agreement that will be amortized over the three-year initial life of the agreement and will pay additional consideration in the future for new assets originated by AWCC Capital.

As a result of this acquisition, we have recorded rental income of $0.9 million and $1.4 million and interest income of $0.7 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, in our condensed consolidated statement of operations.

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

The condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and including origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. We may secure non-recourse debt with the proceeds from our financing receivables.

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

Investments

Investments include debt or equity securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. As a result of the sale of certain debt securities previously designated as held-to-maturity during the quarter ended June 30, 2014, we have designated our debt securities as available-for-sale and will carry these securities at fair value on our balance sheet from that date. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in equity on our balance sheet. Previously, we recorded our debt securities as held-to-maturity and thus had carried these securities on the balance sheet at amortized cost, which is initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as intangible assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including the probability of renewal periods. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential revenue (rent and expenses) lost if the leases were not in place (during downtime) and that would be incurred to obtain the lease. The amortization is calculated over the initial term unless management believes that it is likely that the tenant would exercise the renewal option whereby we would amortize the value attributable to the renewal over the renewal period. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

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

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

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

Income Taxes

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our net taxable income, excluding capital gains, to our shareholders. We intend to continue to meet the requirements for qualification as a REIT. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRS”) will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2010 through 2013 are open. As of September 30, 2014 and December 31, 2013, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of September 30, 2014 and December 31, 2013, and no interest and penalties were recognized during the three and nine months ended September 30, 2014 and 2013.

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

Compensation – Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation, which amends and updates the guidance in ASC 718, as it relates to the accounting for awards with performance conditions that affect vesting after the service. The amendment provides explicit accounting guidance for when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period and is to be applied either retrospectively to all existing performance targets outstanding or prospectively for all awards granted or modified after the effective date, with early application permitted. We are evaluating the new standard, but do not at this time expect this standard to have a material impact on our consolidated financial statements.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2014 and December 31, 2013, only our residual assets, financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.

Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3—Unobservable inputs are used when little or no market data is available.

	As of September 30, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables(1)	$507.2	$477.9	Level 3
Financing receivables held-for-sale	7.2	7.2	Level 3
Investments available-for-sale(2)	43.4	43.4	Level 3
Residual assets	5.0	5.0	Level 3
Liabilities
Credit facility	$212.8	$212.8	Level 3
Nonrecourse debt	132.3	118.3	Level 3
Asset-backed nonrecourse notes	92.9	93.6	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of September 30, 2014.
(2)	The amortized costs of our investments available-for-sale as of September 30, 2014, was $42.1 million.

	As of December 31, 2013
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$346.4	$347.9	Level 3
Investments	92.0	92.0	Level 3
Financing receivables held-for-sale	24.8	24.8	Level 3
Investments available-for-sale	3.2	3.2	Level 3
Residual assets	4.9	4.9	Level 3
Liabilities
Credit facility	$77.1	$77.1	Level 3
Nonrecourse debt	167.1	159.8	Level 3
Asset-backed nonrecourse notes	99.8	100.0	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of December 31, 2013.

Financing Receivables and Investments

The fair value of financing receivables and investments is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of our financing receivables and investments are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

During the three months ended June 30, 2014, as part of our portfolio management process, we sold an investment designated as held-to-maturity. As a result, we have transferred all of our remaining investments in debt securities to investments available-for-sale at fair value. After the transfer of our debt securities to available-for-sale, we sold additional debt securities with a fair value of $43.6 million and a cost of $41.4 million based on the specific identification method and realized a gain on sale of these investments of $2.2 million. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value following the transfer of our investments to available-for-sale:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(amounts in millions)
Balance, beginning of period	$67.6	$—	$—	$—
Transfers to / purchases of available-for-sale debt securities.	—	—	83.5	—
Sale of available-for-sale debt securities	(22.9)	—	(43.6)	—
Unrealized gain on debt securities transferred to available for sale	—	—	5.0	—
Unrealized (loss) on debt securities	(1.3)	—	(1.5)	—

Balance, end of period	43.4	$—	43.4	$—

The financing receivable held for sale is carried at cost, which approximates fair value.

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

Asset-Backed Nonrecourse Notes and Other Nonrecourse Debt

The fair values of our nonrecourse debt are determined using a discounted cash flow model and Level 3 inputs. The significant unobservable inputs used in the fair value determination of our nonrecourse debt are discount rates and interest rates in recent comparable transactions. Significant increases in discount rates and interest rates would result in a significantly lower fair value. Significant decreases in discount rates and interest rates in recent comparable transactions in isolation would result in a significantly higher fair value.

Residual Assets

As of September 30, 2014 and December 31, 2013, we had residual assets, which are included in the securitization assets line item in our balance sheets, relating to our retained interests in securitized receivables. Due to the lack of actively traded market data, the valuation of these residual assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of our residual assets are estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The observable inputs include published U.S government interest rates. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we have used discount rates of 8% to 10% to determine the fair market value of our residual assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement. See Note 5 regarding servicing assets and the residual asset sensitivity analysis.

The following table reconciles the beginning and ending balances for our Level 3 residual assets carried at fair value:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
	(amounts in millions)
Balance, beginning of period	$5.1	$4.4	$4.9	$4.6
Accretion	0.2	0.2	0.3	0.4
Additions	—	—	0.7	—
Collections	(0.2)	(0.1)	(0.8)	(0.5)
Unrealized (loss) gain on residual assets	(0.1)	(0.3)	(0.1)	(0.3)

Balance, end of period	$5.0	$4.2	$5.0	$4.2

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. As of September 30, 2014 and December 31, 2013, we had cash deposits held in U.S. banks of $68.2 million and $81.7 million, respectively. Included in these balances are $65.5 million and $80.8 million in bank deposits, respectively, in excess of amounts federally insured.

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

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our condensed consolidated balance sheets. As of September 30, 2014, the Operating Partnership had 23,079,213 OP units outstanding; of which we owned 98.6% and other limited partners owned 1.4%. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held our limited partners and instead agreed to redeem such OP units for cash until such time that we have an effective registration statement covering the resale of shares of our common stock issuable upon exchange of OP units held by such limited partners. As a result of this agreement, we classified the non-controlling interest covered by this agreement as outside of equity. In August 2014, the required registration statement became effective and thus, we now have the ability to exercise our right to deliver shares in the event of an OP unit redemption request. Therefore, we are reporting our non-controlling interest within equity as of September 30, 2014.

For the three and nine months ended September 30, 2014, we redeemed 11,110 and 131,093 OP units held by our non-controlling interest holders for cash of $0.2 million and $1.8 million, respectively. Our non-controlling interest holders held 331,282 OP units as of September 30, 2014.

The following is an analysis of the controlling and non-controlling interest from December 31, 2013, to September 30, 2014:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in thousands)
Total Equity by Interest Holders — December 31, 2013	$146,525	$4,099	$150,624
Net income attributable to interest holders	8,145	145	8,290
Issuance of common stock	70,370	—	70,370
Redemption of OP units	(617)	(1,165)	(1,782)
Repurchase of common stock	(205)	—	(205)
Equity-based compensation	3,575	52	3,627
Distributions	(13,639)	(225)	(13,864)
Change in accumulated other comprehensive income	678	12	690
Tax basis difference on contributed asset	1,818	39	1,857
Redemption value change for non-controlling interest redeemable for cash	(1,833)	1,833	—

Total Equity by Interest Holders— September 30, 2014	$214,817	$4,790	$219,607

The following is an analysis of the controlling and non-controlling interest from April 23, 2013, the date of our IPO, to September 30, 2013:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in thousands)
Equity immediately after IPO	$161,838	$—	$161,838
Establishment of non-controlling interest during formation transaction	(4,407)	4,407	—
Net loss attributable to interest holders	(3,129)	(90)	(3,219)
Equity-based compensation	6,449	180	6,629
Distributions	(992)	(28)	(1,020)
Change in accumulated other comprehensive income	(160)	(4)	(164)

Total Equity by Interest Holders — September 30, 2013	$159,599	$4,465	$164,064

Allocation of Profit and Loss and Cash Distributions prior to our IPO

Prior to the IPO, all profits, losses and cash distributions of the Predecessor were allocated based on the percentages as follows:

Prior to April 23, 2013
MissionPoint HA Parallel Fund, L.P.	70%
Jeffrey W. Eckel, Chief Executive Officer	18%
Other management and employees of the Predecessor	12%

Upon the completion of the IPO, the Preferred Units and Common Units in the Predecessor were exchanged for shares of our common stock or OP units in the Operating Partnership, or for certain unit holders in the Predecessor, were redeemed for cash.

5.	Securitization of Receivables

We sold financing receivables in securitization transactions, recognizing gains of $2.2 million and $6.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $1.9 million and $2.8 million for the three and nine months ended September 30, 2013, respectively. In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

The fair values of retained assets, including the discount rates used in valuing those assets and the sensitivity to an increase in the discount rates of 5% and 10%, as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,046	$5,015
Fair value	$1,186	$5,012
Weighted-average life in years	8	7 to 19
Discount rate	8%	8 to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$229	$1,348
10% change in discount rate	$372	$2,104

	December 31, 2013
	Servicing	Residual Assets
	(amounts in thousands)
Amortized cost basis	$1,281	$4,750
Fair value	$1,407	$4,863
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$255	$1,194
10% change in discount rate	$418	$1,842

In computing gains and losses on securitizations, the discount rates were consistent with the discount rates presented in the above table. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between us and the securitization trusts:

	For the Nine Months Ended September 30,
	2014	2013
	(amounts in thousands)
Purchase of receivables securitized	$202,300	$145,802
Proceeds from securitizations	$208,831	$148,572
Servicing fees received	$487	$490
Cash received from residual assets	$817	$447

As of September 30, 2014 and December 31, 2013, our managed assets totaled $2.3 billion and $2.1 billion, respectively, of which $1.7 billion and $1.6 billion were securitized. There were no securitization credit losses in the three months ended September 30, 2014 or 2013, and no material securitization delinquencies as of September 30, 2014 and December 31, 2013.

6.	Our Portfolio – Financing Receivables, Investments and Real Estate

As of September 30, 2014, our Portfolio included approximately $610 million of financing receivables, investments and real estate on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors.

The following is an analysis of our Portfolio by type of obligor and credit quality as of September 30, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions(2)	Commercial Externally Rated(3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$201.4	$73.3	$22.1	$180.3	$0.8	$477.9
Financing receivables held-for-sale	7.2	—	—	—	—	7.2
Investments available-for-sale	—	—	21.1	7.9	14.4	43.4
Real estate(6)	—	—	—	81.6	—	81.6

Total	$208.6	$73.3	$43.2	$269.8	$15.2	$610.1

% of Total Portfolio	34.2%	12.0%	7.1%	44.2%	2.5%	100.0%
Average Balance(7)	$7.6	$24.4	$21.6	$12.9	$14.4	$11.2

(1)	Transactions where the ultimate obligor is the U.S. Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.

(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a fair value of $21.1 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $14.4 million on a wind project that is owned by NRG Energy, Inc.
(6)	Includes the real estate and the lease intangible assets
(7)	Average Remaining Balance excludes 66 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $17.1 million.

The components of financing receivables as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
	(amounts in thousands)
Financing receivables
Financing or minimum lease payments(1)	$761,421	$504,688
Unearned interest income	(269,256)	(142,366)
Allowance for credit losses	(11,000)	(11,000)
Unearned fee income, net of initial direct costs	(3,232)	(3,451)

Financing receivables(1)	$477,933	$347,871

(1)	Excludes $7.2 million in financing receivables held-for-sale at September 30, 2014 and $24.8 million in financing receivables held-for-sale at December 31, 2013 that were securitized in the three months ended March 31, 2014.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $49.7 million and $74.7 million as of September 30, 2014 and December 31, 2013, respectively. We have $4.9 million and $49.9 million in restricted cash as of September 30, 2014 and December 31, 2013, respectively, which will be used to pay these funding obligations.

During the first quarter ended March 31, 2014, we sold a debt security of $3.2 million that was recorded at fair value and classified as available-for-sale as of December 31, 2013. The fair value of the debt security approximated its carrying value as of December 31, 2013. During the three months ended June 30, 2014, as part of our portfolio management process, we sold certain investments designated as held-to-maturity for $15.5 million with a carrying value of $14.7 million and realized a gain on sale of these investments of $0.8 million. As a result, we transferred all of our remaining investments in debt securities to investments available-for-sale at fair value. From the date of this transfer through September 30, 2014, we sold certain available-for-sale debt securities with a fair value of $43.6 million and a cost of $41.4 million and realized a gain on sale of these investments of $2.2 million. As of September 30, 2014, all of our investments in debt securities are classified as investments available for sale and we are carrying them on our balance sheet at fair value. There were no investments in an unrealized loss position as of September 30, 2014 or December 31, 2013.

The components of our real estate portfolio as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
	(amounts in thousands)
Real Estate
Land	$63,313	$—
Lease Intangibles	18,424	—
Accumulated amortization of lease intangibles	(148)	—

Real Estate	$81,589	$—

The lease intangible asset for favorable land leases will be amortized on a straight-line basis over the lease terms with expirations dates that range between the years 2052 and 2061 assuming expected extensions. There is a conservation easement agreement covering one of our properties acquired that limits the use of the property at the expiration of the lease that is expected to be in 2061. As of September 30, 2014, the future amortization expense to be recognized related to these intangible assets is:

Year Ending December 31,	(Amounts in Thousands)
From October 1, 2014 to December 31, 2014	$112
2015	450
2016	450
2017	450
2018	450
2019	450
Thereafter	15,914

Total	$18,276

The following table provides a summary of our anticipated maturity dates of our financing receivables (excluding the financing receivable held-for-sale) and investments and the weighted average yield for each range of maturities as of September 30, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in thousands, except for interest rate data)
Financing Receivables
Payment due by period	$477,933	$9,825	$52,562	$28,356	$387,190
Weighted average yield by period(1)	5.63%	6.02%	7.50%	5.05%	5.40%
Investments
Payment due by period	$43,447	$—	$14,434	$—	$29,013
Weighted average yield by period	5.49%	—%	5.76%	—%	5.36%

(1)	Excludes yield on remaining $0.8 million loan balance that is on non-accrual status after the $11.0 million allowance for loan loss recorded in December 2013.

Our real estate is rented under long term land lease agreements with expiration dates that range between the years 2041 and 2044 under the initial terms and 2052 and 2061 assuming expected extensions. As of September 30, 2014, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(Amounts in Thousands)
From October 1, 2014 to December 31, 2014	$1,404
2015	5,616
2016	5,616
2017	5,616
2018	5,616
2019	5,616
Thereafter	198,798

Total	$228,282

In December 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan made in May 2013 to a wholly owned subsidiary of EnergySource to be used for a geothermal project. The loan’s average outstanding balance for the three and nine months ended September 30, 2014 was $11.8 million. No interest income was accrued or collected in cash on the loan for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, we recorded and collected interest income on the loan of $0.4 million and $0.6 million, respectively. For the three and nine months ended September 30, 2013, we also recognized income from EnergySource for investment banking and management services of $0.1 million and $0.5 million, respectively. The project is considered a variable interest entity and the maximum exposure to loss is the net balance of $0.8 million, which represents our current estimate of the realizable sale value of assets as described below. As previously disclosed, certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO. We have continued to pursue recovery options relating to this loan and expect to enter into an agreement in November 2014, where in full satisfaction of the remaining balance of our loan we would realize a portion of the proceeds from the sale of land held by EnergySource. We expect our recovery from the land sale to equal the net balance of $0.8 million and have agreed to cap our recovery at $2.0 million. However, there can be no assurance as to the actual timing or ultimate recovery from any land sale or whether any land sale will in fact occur.

We had no other financing receivables, investments or leases on nonaccrual status as of September 30, 2014 and December 31, 2013. There was no provision for credit losses for the three and nine months ended September 30, 2014, or September 30, 2013. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized in income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three months and nine months ended September 30, 2014 or 2013.

7.	Credit Facility

In July 2013, we entered into a $350 million senior secured revolving credit facility through newly-created, wholly-owned special purpose subsidiaries (the “Borrowers”). The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) and related amendments as described below (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”). In November 2013, the PF Loan Agreement was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent. In May 2014, we amended the PF Loan Agreement to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time in the facility by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets. In August 2014, we entered into an amended and restated loan agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option and d) modified the timing of borrowings on certain projects. We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, (y) a Limited Guaranty, dated July 19, 2013. As part of our August 2014 amendment, we entered into amended and restated versions of these guaranties. In September 2014, we entered into an amendment that that reduced the required notice period for advances under the Loan Agreements.

The Loan Agreements, as amended, provide for senior secured revolving credit facilities with total maximum advances of $900 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $250 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $500 million. The scheduled termination date of each of the Loan Agreements is July 19, 2018. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2018. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

Any financing we propose to be included in the borrowing base as collateral under the Loan Agreements is subject to the approval of the administrative agent in its sole discretion. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. Federal Government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above.

We had outstanding borrowings under our credit facilities of $212.8 million and $77.1 million as of September 30, 2014 and December 31, 2013, respectively. We pledged $251.9 million and $114.3 million of financing receivables as collateral for the credit facility as of September 30, 2014 and December 31, 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.4% and 2.6% as of September 30, 2014 and December 31, 2013, respectively. We incurred approximately $10.7 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of September 30, 2014 and December 31, 2013, we had $93.6 million and $100.1 million, respectively, of Notes outstanding, which were secured by $105.1 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

We incurred approximately $0.2 million of costs associated with the issuance of the Notes that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized using the effective interest method over a 72 month period from December 2013.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $113.9 million and $156.4 million as of September 30, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of September 30, 2014	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$34,457	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	60,164	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23,633	2015 to 2031

Other nonrecourse debt	$118,254

As of December 31, 2013	Balance	Maturity
	(amounts in thousands)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$66,089	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	68,862	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24,892	2015 to 2031

Other nonrecourse debt	$159,843

The stated minimum maturities of nonrecourse debt as of September 30, 2014, were as follows:

	Nonrecourse Debt
As of September 30,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in thousands)
2015	$9,366	$24,898	$34,264
2016	8,014	16,689	24,703
2017	8,314	14,751	23,065
2018	5,750	8,419	14,169
2019	5,157	4,380	9,537
Thereafter	57,019	49,117	106,136

	$93,620	$118,254	$211,874

9.	Commitments and Contingencies

Litigation

We are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

10.	Income Tax

We qualified to be taxed as a REIT, commencing with our taxable year ending December 31, 2013. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our TRS will generally be subject to federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

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

During the three months ended September 30, 2014, we recorded a tax provision of $0.6 million related to our TRS activities. For the nine months ended September 30, 2014, we recorded an income benefit of $0.2 million. The income tax expense and benefits recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%. The effective tax rate for the TRS for the three months ended September 30, 2014, was 45%, which exceeded the combined statutory tax rate of 40% as a result of provision to return adjustments recorded during the quarter. For the nine months ended September 30, 2014, the TRS effective tax rate was a 3% benefit primarily as a result of the reversal of a $2.1 million deferred tax valuation allowance. We had no income tax expense related to our TRS activities for the three and nine months ended September 30, 2013. As of September 30, 2014, there is no deferred tax valuation allowance against our deferred tax assets.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22

Common Stock

We completed the following public offerings of common stock1:

Closing Date	Shares Issued	Price Per Share	Net Proceeds
	(amounts in thousands, except per share amounts)
4/23/13	14,152	$12.50	$160.0
4/29/14	5,750	$13.00	$70.4
10/27/14	4,600	$13.60	$58.9

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares. Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

Registration Statements

Resale Shelf Registration Statement

In August 2014, we filed a registration statement with the SEC registering the resale, from time to time, by certain persons of up to 3,178,410 shares of common stock, comprised of: (1) 1,741,238 shares of common stock issued in connection with our formation transactions at the time of our IPO, (2) 331,282 shares of common stock issuable upon exchange of OP units issued in connection with our formation transactions, which are exchangeable on a one-for-one basis, into cash or, at our option, shares of our common stock and (3) 1,105,890 shares of common stock granted under the 2013 Plan to our directors, officers and other employees.

The registration of the resale of these shares does not necessarily mean that all or any of these shares will be offered or sold by the holders. We have not and will not receive any proceeds from the sale of these shares by the selling stockholders. In accordance with our registration rights agreement, we incurred the costs of approximately $0.1 million to register the resale of these shares of common stock. Brokerage commissions and similar costs related to the future sale of these shares, if any, will be borne by the selling stockholders.

Company Shelf Registration Statement

In August 2014, we filed a registration statement with the SEC registering the possible offering and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares, and warrants and rights (collectively referred to as the “securities”.) We may offer the securities directly, through agents, or to or through underwriters. Sales of the securities may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The specific terms of the securities offering and the names of any underwriters involved in the sale of the securities will be set forth in the applicable prospectus supplement. We had not issued any securities under the registration statement as of September 30, 2014.

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

Reallocation of the Predecessor’s Membership Units

Concurrently with the IPO, the existing owners of the Predecessor reallocated and distributed a portion of their equity ownership to the employees of the Predecessor and the employees received 202,826 shares of common stock, 128,348 restricted stock units and 135,938 OP units. This reallocation was accounted for as equity-based compensation in accordance with ASC 718, Compensation — Stock Compensation, with equity award valuations based on the IPO price of $12.50 per share. As the shares of common stock, restricted stock units and OP units were immediately vested, we recorded compensation expense related to these awards of $5.8 million on April 23, 2013. No tax benefits have been recorded related to this reallocation. The restricted stock units, net of applicable federal and state taxes withheld, were converted to common shares in November 2013.

Awards of Shares of Restricted Common Stock under our 2013 Plan

During the nine months ended September 30, 2014, our board of directors awarded employees and directors 149,359 shares of restricted common stock that vest in 2015 through 2018 and 379,741 shares of restricted common stock to certain employees that vest upon the later of the achievement of certain dividend growth targets and December 31, 2015.

We recognize compensation expense for unvested shares of restricted common stock on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of issuance, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%. For the three and nine months ended September 30, 2014, we recorded $1.7 million and $3.6 million of equity-based compensation expense as compared to $0.4 million and $6.6 million, which includes $5.8 million related to the reallocation of shares to employees from the existing owners of the Predecessor on the completion of our IPO, for the three and nine months ended September 30, 2013. Included in our stock based compensation expense is an accrual for an additional 163,868 shares of restricted common stock that the board has set as a target to be earned by certain employees upon the achievement of certain corporate and individual performance goals during 2014 and, if earned and awarded, will vest in equal amounts on December 31, 2015 and 2016.

The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $10.4 million as of September 30, 2014, which is expected to be recognized over a weighted-average term of approximately two years.

A summary of the unvested shares of restricted common stock that have been issued, as of September 30, 2014, is as follows:

	Restricted Shares of Common Stock	Value (000’s)
Beginning Balance - December 31, 2013	598,815	$7,484
Granted	529,100	$7,504
Vested	(147,009)	$(1,838)
Forfeited	(7,386)	$(98)

Ending Balance - September 30, 2014	973,520	$13,052

Accumulated Other Comprehensive Income

Accumulated OCI is the cumulative total OCI that is included as a component of shareholder’s equity. The following represents changes in accumulated OCI by component, net of tax, if any, as of September 30, 2014.

	Unrealized Gains/ (Loss) on Residual Assets	Unrealized Gains/ (Losses) on Investments Available-for-Sale	Less Noncontrolling Interest	Total
	(amounts in thousands)
Balances as of December 31, 2013	$113	$—	$(3)	$110
Other comprehensive income before reclassifications, net	(114)	2,146	(35)	1,997
Amounts reclassified from accumulated OCI, net	—	(1,342)	22	(1,320)

Balances as of September 30, 2014	$(1)	$804	$(16)	$787

As of September 30, 2014, unrealized gains on investments available-for-sale is presented net of $0.5 million of income tax expense.

12. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP units in the earnings per share calculations. The non-controlling limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units attributable to the non-controlling interest was 332,852 and 346,479 for the three months and nine months ended September 30, 2014, respectively.

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

For the three months ended September 30, 2014, undistributed earnings attributable to unvested shares of restricted common stock have been excluded, as applicable, from net income or loss attributable to common shareholders used in the basic and diluted earnings per share calculations because the effect of these items on diluted earnings per share would be anti-dilutive. As of September 30, 2014 and 2013, there were 973,520 and 734,763 shares of unvested restricted common stock outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income (loss) attributable to controlling shareholders and participating securities	$2,564	$1,842	$8,145	$(3,129)
Less: Dividends paid on participating securities	(203)	(44)	(534)	(44)
Undistributed earnings attributable to participating securities	—	(38)	—	—

Net income attributable to controlling shareholders	$2,361	$1,760	$7,611	$(3,173)

Denominator:
Weighted-average number of common shares — basic	21,774,411	15,795,118	19,235,121	15,642,629

Weighted-average number of common shares — diluted	21,774,411	15,795,118	19,235,121	15,642,629

Net income per share attributable to common shares — basic	$0.11	$0.11	$0.40	$(0.20)

Net income per share attributable to common shares — diluted	$0.11	$0.11	$0.40	$(0.20)

13. Subsequent Events

Wind Project Investment and Nonrecourse Debt

In October 2014, we acquired a $144 million investment (“Wind Project Investment”), in a portfolio of ten operating wind projects owned by an affiliate of JP Morgan Chase & Co. (“JP Morgan”). The transaction enables us to participate in the priority cash flows associated with these wind projects. As part of the transaction, we borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral, pursuant to a loan agreement.

The transaction was structured as an investment by HA Wind I LLC, our newly formed subsidiary (“HA Wind”), in a 50% ownership interest in newly formed Strong Upwind Holdings LLC (“NewCo”). NewCo, using the cash contributions from HA Wind and an affiliate of JP Morgan, the other 50% owner, has purchased minority ownership interests in four wind limited liability companies from JP Morgan. These four limited liability companies collectively own ten operating wind projects across five states. The expected cash flow from these wind projects is the primary source of repayments of the loan. The limited liability companies are majority owned and operated by large wind energy companies.

The minority ownership interests in the holding companies are structured in a typical wind partnership flip structure where NewCo, along with a number of other large institutional investors receive a pre-negotiated preferred return consisting of a priority distribution of the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the project owner receives the majority of the cash flow and the institutional investors will have an ongoing residual interest. HA Wind and JP Morgan will share in the cash flow and tax attributes of NewCo according to a negotiated schedule. After factoring in the various ownership interests, HA Wind will own between 4% and 17.5% of the holding companies based on voting percentage.

As part of the Wind Project Investment, we borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral, pursuant to a loan agreement (the “Wind Loan Agreement”), dated as of October 15, 2014, among HA Wind, Bank of America, N.A., and each lender from time to time party thereto. The loan bore interest from the closing date through October 22, 2014, at a rate per annum equal to the sum of (x) the LIBOR daily floating rate plus (y) 4.25% per annum and converted on October 22, 2014, to a fixed rate of 5.74%. Principal and interest are paid quarterly starting in March 2015 with a minimum principal payment amount equal to one-half percent (0.5%) of the principal amount of the loans plus additional principal payments based on available cash flow and a target debt balance. The scheduled maturity date of the loan is September 30, 2021 and the expected remaining debt balance to be repaid at the maturity date is $20.2 million.

HAT Holdings II LLC, our subsidiary, has pledged its 100% ownership of the equity in HA Wind and HA Wind has pledged all of its assets, which consists primarily of its 50% ownership interest in NewCo, as security for the loan. The loan is otherwise non-recourse to our company.

The Wind Loan Agreement contains terms, conditions, covenants, and representations and warranties from HA Wind that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The Wind Loan Agreement also includes customary events of default, the occurrence of which may result in termination of the Wind Loan Agreement, acceleration of amounts due, and accrual of default interest at a rate of 7.74%.

Sale of Common Stock

In October 2014, we completed a follow-on public offering in which we sold 4,600,000 shares of common stock (including 600,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.60 per share, less the underwriting discount and estimated expenses, for net proceeds of $58.9 million.

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

Our Business

We provide debt for, and make equity investments in, sustainable infrastructure projects that increase energy efficiency, provide cleaner energy sources, positively impact the environment or make more efficient use of natural resources. Over this period, we have become the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

We provide and arrange debt and equity primarily for three types of projects, which we refer to together as sustainable infrastructure projects:

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

We are highly selective in the projects we target. Our goal is to select projects that generate recurring and predictable cash flows or cost savings that will be more than adequate to repay the debt financing we provide or will deliver attractive returns on our investments. Our projects are typically characterized by revenues from contractually committed obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. Our projects also generally employ proven technologies which minimize performance uncertainty, enabling us to more accurately predict project revenue and profitability over the term of the financing or investment. As of September 30, 2014, approximately 97% of the transactions held on our balance sheet are considered investment grade.

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. In April 2014 and October 2014, we completed follow on public offerings, raising net proceeds of approximately $70 million and $58.9 million, respectively. Our strategy in undertaking the public offerings was to expand our proven ability to serve the rapidly growing sustainable infrastructure market by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the financings we originate. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated continued access to the public markets, our strategy is to hold a significantly larger portion of the loans or other assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings. For further information on our public equity offerings, see “Note 1. The Company” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

In most cases, transfers of loans or other assets to non-consolidated securitization trusts or to third parties qualify as sales for accounting purposes. In these transactions, we receive economics in the form of gain on sale income that is reflected in our statement of operations as gain on sale of receivables and investments. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We may periodically provide other services, including arranging financings that are held on the balance sheet of other parties and advising various companies with respect to structuring investments.

From April 23, 2013, the date of our IPO, through September 30, 2014, we completed approximately $1.1 billion of transactions, of which 52% are held on our balance sheet and 48% were securitized or syndicated. Approximately 56% of these transactions financed energy efficiency projects; approximately 41% financed clean energy projects, while the remaining 3% financed other sustainable infrastructure projects.

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

On May 28, 2014, we acquired all of the outstanding member interests in AWCC for approximately $106.7 million (the “Purchase Price”). Through this acquisition, we expanded our portfolio of sustainable infrastructure assets, including acquiring more than 7,500 acres of land with in-place land leases to three solar projects, which we have recorded as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded as financing receivables. For further information on this transaction, see “Note 1.”

In October 2014, we acquired a $144 million Wind Project Investment in a portfolio of ten operating wind projects owned by an affiliate of JP Morgan. The transaction enables us to participate in the priority cash flows associated with these wind projects. As part of the transaction, we borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral. For further information on this transaction, see “Note 13.”

As of September 30, 2014, our Portfolio, from which we earn investment income, was approximately $610 million. Approximately 96% of our Portfolio consisted of fixed rate loans, direct financing leases or debt securities, of which approximately 14% was real estate with long term leases, and the remaining 4% consisting of floating rate debt. Approximately 34% of our Portfolio consisted of U.S. federal government obligations, 12% of obligations of state or local government or other institutions such as hospitals and universities and 54% were commercial obligations. In total, as of September 30, 2014, we managed approximately $2.3 billion of assets, which consisted of our Portfolio plus approximately $1.7 billion of assets held in non-consolidated securitization trusts. We refer to this $2.3 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new financing opportunities that are in various stages of our investment process. We refer to projects as being part of our pipeline if we have determined that the projects fit within our investment strategy and exhibit the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the investments, as well as research on the market and sponsor. Our pipeline consists of projects, including real estate investment opportunities, for which we will either be the lead financier or projects in which we will participate that are originated by other institutional investors or intermediaries. As of September 30, 2014, our pipeline consisted of more than $2.0 billion in new financing and investment opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

We have elected to qualify, and operate our business so as to qualify, to be taxed as a REIT under Sections 856 through 860 of Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with our taxable year ended December 31, 2013. We believe that we have been organized and operated, and we intend to continue to operate, in such a manner so as to qualify for taxation as a REIT under the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to satisfy, among other requirements, certain asset and income tests, some of which depend upon the classification of at least 75% of the “fair market value” of our assets as real estate assets under the Internal Revenue Code. On May 14, 2014, the United States Department of the Treasury published proposed regulations which, if adopted in the form proposed, would revise the definition of “real property” for purposes of the REIT income and asset tests. The proposed regulations are not yet in effect, and, depending upon whether and in what form they are actually adopted and how if adopted they are interpreted, may affect the classification of certain of our assets under these tests, and thus could require us to alter our mix of assets, adjust our approach to qualifying as a REIT or adjust our business strategy. The proposed regulations are proposed to be effective for calendar quarters beginning after they are published in final form. The Treasury has not indicated whether or when the proposed regulations will be finalized.

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

Financial Condition and Results of Operation

Our Portfolio

As of September 30, 2014, our Portfolio included approximately $610 million of financing receivables, investments and real estate on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors. The weighted average remaining life of our Portfolio as of September 30, 2014, (excluding match-funded transactions) is approximately 12 years.

The following is an analysis of our Portfolio by type of obligor and credit quality as of September 30, 2014.

	Investment Grade
	Federal(1)	State, Local, Institutions(2)	Commercial Externally Rated(3)	Commercial Rated Internally(4)	Commercial Other(5)	Total
	(amounts in millions, except for percentages)
Financing receivables	$201.4	$73.3	$22.1	$180.3	$0.8	$477.9
Financing receivables held-for-sale	7.2	—	—	—	—	7.2
Investments available-for-sale	—	—	21.1	7.9	14.4	43.4
Real estate(6)	—	—	—	81.6	—	81.6

Total	$208.6	$73.3	$43.2	$269.8	$15.2	$610.1

% of Total Portfolio	34.2%	12.0%	7.1%	44.2%	2.5%	100.0%
Average Balance(7)	$7.6	$24.4	$21.6	$12.9	$14.4	$11.2

(1)	Transactions where the ultimate obligor is the U.S. Federal Government. Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(2)	Transactions where the ultimate obligors are state or local governments or institutions such as hospitals or universities where the obligors are rated investment grade (either by an independent rating agency or based upon our credit analysis). Transactions may have guaranties of energy savings from third party service providers, the majority of which are investment grade rated entities.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade by one or more independent rating agencies. This includes an investment grade rated debt security with a fair value of $21.1 million that matures in 2035 whose obligor is an entity whose ultimate parent is Berkshire Hathaway Inc.
(4)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade using our internal credit analysis.
(5)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $11.0 million. Investments include a senior debt investment of $14.4 million on a wind project that is owned by NRG Energy, Inc.
(6)	Includes the real estate and the lease intangible assets
(7)	Average Remaining Balance excludes 66 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $17.1 million.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
	(In thousands except for interest rate data)
Net Investment Revenue:
Interest Income, Financing receivables	$6,234	$4,581	$16,081	$10,676
Interest Income, Investments	822	599	3,254	616
Rental Income	1,187	—	1,597	—

Investment Revenue	8,243	5,180	20,932	11,292
Investment interest expense	(3,974)	(2,590)	(11,188)	(6,895)

Net investment revenue	4,269	2,590	9,744	4,397
Average monthly balance of financing receivables (1)	$459,605	$316,239	$404,759	$250,591
Average interest rate from financing receivables(1)	5.43%	5.79%	5.30%	5.68%
Average monthly balance of investments	$60,825	$44,364	$77,548	$15,032
Average interest rate of investments	5.41%	5.36%	5.60%	5.36%
Average monthly balance of real estate	$81.582	$—	$35,627	$—
Average yield on real estate	5.82%	0.00%	5.98%	0.00%
Average monthly balance of Portfolio	$602,012	$360,603	$517,934	$265,623
Average yield from Portfolio	5.48%	5.75%	5.39%	5.67%
Average monthly balance of debt	$404,047	$245,850	$368,026	$207,214
Average interest rate from debt	3.93%	4.21%	4.05%	4.44%
Average interest spread	1.55%	1.54%	1.34%	1.23%
Net investment margin	2.84%	2.87%	2.51%	2.21%

(1)	Excludes financing receivable held-for-sale of $7.2 million as of September 30, 2014 and $21.1 million as of September 30, 2013, which was purchased in September 2013 and sold in October 2013.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of September 30, 2014:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in thousands)
Financing Receivables(1)	$477,933	$19,628	$111,605	$118,090	$228,610
Investments	$43,447	$2,740	$15,989	$5,234	$19,484

(1)	Excludes financing receivables held-for-sale.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of September 30, 2014:

	Amounts in Millions	Maturity
Financing receivables:
Floating-rate financing receivable, interest rate of 3.19% per annum	$25.8	2025
Fixed-rate financing receivables, interest rates from 2.42% to 5.00% per annum	156.8	2014 to 2037
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	109.9	2014 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 13.36% per annum	196.4	2015 to 2059

	488.9
Allowance for credit losses	(11.0)

Financing receivables, net of allowance	477.9
Financing receivables held for sale, interest rate of 3.85% per annum	7.2	2031
Fixed-rate investment in debt securities, interest rates of 5.35% to 6.10% per annum	43.4	2017 to 2035

Total Financing Receivables and Investments	$528.5

For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2014, see “Note 6. Our Portfolio” of our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Our real estate is rented under long term land lease agreements. For a schedule of our future minimum rental income under our land lease agreements as of September 30, 2014, see “Note 6. Our Portfolio” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We also have residual assets relating to our securitization trusts. The table below presents the carrying value and yields for those assets:

	Carrying Value	Weighted Average Yield
	(Amounts in thousands)
September 30, 2014	$5,012	8.70%
December 31, 2013	$4,863	8.72%

The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Results of Operation

Comparison of the Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

	Three Months Ended September 30,
	2014	2013	$ Change	% Change*
	(amounts in thousands)
Net Investment Revenue:
Interest Income, Financing receivables	$6,234	$4,581	$1,653	36.1%
Interest Income, Investments	822	599	223	37.2%
Rental Income	1,187	—	1,187	NM

Investment Revenue	8,243	5,180	3,063	59.1%
Investment interest expense	(3,974)	(2,590)	(1,384)	(53.4%)

Net Investment Revenue	4,269	2,590	1,679	64.8%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	4,269	2,590	1,679	64.8%

Other Investment Revenue:
Gain on sale of receivables and investments	3,361	1,885	1,476	78.3%
Fee income	183	321	(138)	(43.0%)

Other Investment Revenue	3,544	2,206	1,338	60.7%

Total Revenue, net of investment interest expense and provision	7,813	4,796	3,017	62.9%

Compensation and benefits	(3,111)	(1,979)	(1,132)	(57.2%)
General and administrative	(1,433)	(866)	(567)	(65.5%)
Depreciation and amortization of intangibles	(62)	(61)	(1)	(1.6%)
Acquisition costs	—	—	—	NM
Other interest expense	—	—	—	NM
Other income	2	4	(2)	(50.0%)

Other Expenses, net	(4,604)	(2,902)	(1,702)	(58.6%)

Net income before income tax	3,209	1,894	1,315	69.4%
Income tax (expense)	(607)	—	(607)	NM

Net Income	$2,602	$1,894	$708	37.4%

*NM	- Percentage change is not meaningful.

Net Income

Net income increased by $0.7 million to $2.6 million for the three months ended September 30, 2014, compared to $1.9 million for the same period in 2013. This increase was primarily the result of higher total revenue, net of investment interest expense and provision of $3.0 million, partially offset by an increase in other expense, net of $1.7 million and a current period tax expense of $0.6 million. Our growth in total revenue, net of investment interest expense and provision was driven by higher net investment revenue of $1.7 million driven by an increase in the monthly average Portfolio balance to $602 million during the three months ended September 30, 2014 when compared to $361 million for the same period in 2013 as well as higher other investment revenue of $1.3 million. The $1.7 million increase in other expenses, net was primarily as a result of higher compensation and benefits costs of $1.1 million and higher general and administrative expenses of $0.6 million in 2014 driven by an increase in legal and professional fees.

Net Investment Revenue

Net investment revenue increased to $4.3 million in the three months ended September 30, 2014, from $2.6 million in the same period in 2013. The increase was driven primarily by an increase in our Portfolio of investments held during the three months ended September 30, 2014, when compared to the same period in 2013. The monthly average balance of our Portfolio increased to approximately $602 million in the three months ended September 30, 2014, from approximately $361 million in the same period in 2013. This increase in our Portfolio was driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. Revenue from the increase in the size of our Portfolio was partially offset by a decline in the average interest rates earned on these assets, which decreased to 5.48% in the three months ended September 30, 2014, from 5.75% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger Portfolio, partially offset by lower interest rates, resulted in a $3.0 million increase in investment revenue to $8.2 million during the three months ended September 30, 2014, compared to $5.2 million during the same period in 2013.

As we have increased our leverage, including the use of our 2.79% fixed rate asset backed debt, to finance our Portfolio, the monthly average debt balance increased in the three months ended September 30, 2014, to approximately $404 million compared to approximately $246 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of $1.4 million, when comparing the $4.0 million in the three months ended September 30, 2014, to $2.6 million in the same period ended September 30, 2013. Our average debt rate decreased to 3.93% during the three months ended September 30, 2014, from 4.21% for the same period ending September 30, 2013, due to the lower interest rates on our credit facility and our asset backed debt as compared to our historical match funded other nonrecourse debt.

As a result of the increase in the size of our Portfolio offset by an increase in the debt used to leverage the Portfolio, net investment revenue increased 65% to $4.3 million for the three months ended September 30, 2014, from $2.6 million for the same period ended in 2013.

Other Investment Revenue

Gain on sale of receivables and investments increased by $1.4 million for the three months ended September 30, 2014, when compared to the same period ended September 30, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. This increase was offset by a $0.1 million decline in fee income due to lower fees from investment banking services. As a result, other investment revenue increased by $1.3 million to $3.5 million from $2.2 million in the same period last year.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $3.0 million to $7.8 million for the three months ended September 30, 2014, compared to $4.8 million for the same period in 2013. This increase was primarily a result of the growth in our Portfolio when comparing the three months ended September 30, 2014, to the same period ended September 30, 2013, as well as higher gain on sale of receivables and investments in 2014.

Other Expenses, Net

Other expenses, net increased by $1.7 million to $4.6 million in the three months ended September 30, 2014, compared to $2.9 million in the same period in 2013, primarily as a result of higher compensation and benefits costs of $1.1 million and $0.6 million of higher general and administrative expenses driven by higher transaction related legal and professional fees in 2014. The increase in compensation and benefits during the three months ended September 30, 2014, when compared to the same period in 2013, was driven primarily by higher equity-based compensation expenses in 2014.

Comparison of the Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change*
	(amounts in thousands)
Net Investment Revenue:
Interest Income, Financing receivables	$16,081	$10,676	$5,405	50.6%
Interest Income, Investments	3,254	616	2,638	428.2%
Rental Income	1,597	—	1,597	NM

Investment Revenue	20,932	11,292	9,640	85.4%
Investment interest expense	(11,188)	(6,895)	(4,293)	(62.3%)

Net Investment Revenue	9,744	4,397	5,347	121.6%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	9,744	4,397	5,347	121.6%

Other Investment Revenue:
Gain on sale of receivables and investments	9,608	2,770	6,838	246.9%
Fee income	1,732	1,249	483	38.7%

Other Investment Revenue	11,340	4,019	7,321	182.2%

Total Revenue, net of investment interest expense and provision	21,084	8,416	12,668	150.5%

Compensation and benefits	(7,648)	(10,422)	2,774	26.6%
General and administrative	(4,031)	(2,793)	(1,238)	(44.3%)
Depreciation and amortization of intangibles	(185)	(277)	92	33.2%
Acquisition costs	(1,104)	—	(1,104)	NM
Other interest expense	—	(56)	56	100.0%
Other income	11	18	(7)	(38.9%)
Unrealized gain on derivative instruments	—	15	(15)	(100.0%)

Other Expenses, net	(12,957)	(13,515)	558	4.1%

Net income (loss) before income tax	8,127	(5,099)	13,226	259.4%
Income tax benefit	163	—	163	NM

Net Income (Loss)	$8,290	$(5,099)	$13,389	262.6%

*NM	- Percentage change is not meaningful.

Net Income

Net income increased by $13.4 million to $8.3 million for the nine months ended September 30, 2014, compared to a loss of $5.1 million for the same period in 2013. This increase was primarily the result of a $12.7 million increase in total revenue, net of investment interest expense and provision that was driven primarily by higher net investment revenue, net of provision of $5.3 million due to the increase in the size of our Portfolio and higher other investment revenue of $7.3 million. In addition, other expenses, net decreased by $0.5 million due to a $2.8 million decrease in equity-based compensation, partially offset by $1.1 million of AWCC acquisition costs and a $1.2 million increase in general and administrative expenses resulting from higher legal, consulting and accounting costs associated with being a public company, during the nine months ended September 30, 2014, compared to the same period in 2013. Net income during the nine months ended September 30, 2014, was also favorably impacted by an income tax benefit of $0.2 million related to our TRS activities.

Net Investment Revenue

Net investment revenue increased to $9.7 million in the nine months ended September 30, 2014, from $4.4 million in the same period in 2013. The increase was driven primarily by an increase in our Portfolio of assets held during the nine months ended September 30, 2014, when compared to the same period in 2013. The monthly average Portfolio balance increased to approximately $518 million in the nine months ended September 30, 2014, from approximately $266 million in the same period in 2013. This increase in our Portfolio was driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. The increase in our Portfolio was partially offset by a decline in average interest rates earned on these assets, which decreased to 5.39% in the nine months ended September 30, 2014, from 5.67% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger Portfolio, partially offset by lower interest rates, generated a $9.6 million increase in investment revenue to $20.9 million during the nine months ended September 30, 2014, compared to $11.3 million during the same period in 2013.

As we have increased our leverage, including the use of our 2.79% fixed rate asset backed debt, to finance a portion of our Portfolio, the monthly average debt balance increased in the nine months ended September 30, 2014, to approximately $368 million compared to approximately $207 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of $4.3 million, when comparing the nine months ended September 30, 2014, to the same period ended September 30, 2013. Our average debt rate decreased to 4.05% during the nine months ended September 30, 2014, from 4.44% for the same period ending September 30, 2013, due to the lower interest rates on our credit facility and our asset backed debt as compared to our historical match funded other nonrecourse debt.

As a result of the increase in the size of our Portfolio offset by an increase in the debt used to finance the Portfolio, net investment revenue increased over 100% to $9.7 million for the nine months ended September 30, 2014, from $4.4 million for the same period ended in 2013.

Other Investment Revenue

Gain on sale of receivables and investments increased by $6.8 million for the nine months ended September 30, 2014, when compared to the same period ended September 30, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. Fee income in 2014 also increased by $0.5 million to $1.7 million for the nine months ended September 30, 2014, from $1.2 million for the nine months ended September 30, 2013, primarily as a result of an increase in the value of a syndication fee transaction closed in 2014 when compared to such transactions closed in 2013.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $12.7 million to $21.1 million for the nine months ended September 30, 2014, compared to $8.4 million for the same period in 2013. This increase was primarily a result of the increase in net investment revenues due to an increase in the size of our Portfolio and higher transaction volumes driving the increases in other investment revenue when comparing the nine months ended September 30, 2014, to the same period ended September 30, 2013.

Other Expenses, Net

Other expenses, net decreased by $0.5 million to $13.0 million in the nine months ended September 30, 2014, compared to $13.5 million in the same period in 2013, primarily as a result of lower compensation and benefits costs driven by the one-time IPO related equity-based compensation expense charge in 2013 of $5.8 million partially offset by higher equity-based compensation expenses of $2.8 million and staff costs of $0.2 million in 2014 when compared to 2013 excluding the one-time IPO related charge. The decline in compensation expense was offset by higher transaction related professional fees in 2014 of $1.1 million related to the AWCC acquisition costs and higher general and administrative expenses of $1.2 million due to an increase in legal and professional fees related to being a public company.

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

We have calculated our Core Earnings for the three and nine months ended September 30, 2014 and from our IPO to September 30, 2013. We did not use Core Earnings and thus have not calculated it for periods prior to our IPO. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	Per $hare	$	Per $hare	$	Per $hare	$	Per $hare
	(amounts in thousands, except per share amounts)
Net income attributable to controlling shareholders	$2,564	$0.11	$1,842	$0.11	$8,145	$0.40	$(3,129)	$(0.20)
Adjustments attributable to controlling shareholders(1):
Non-cash equity-based compensation charge	1,633		438		3,575		6,446
Amortization of intangibles	159		49		295		100
Acquisition costs	—		—		1,085		—
Non-cash provision (benefit) for taxes	592		—		(167)		—

Core Earnings(2)	$4,948	$0.22	$2,329	$0.14	$12,933	$0.64	$3,417	$0.21

(1)	Includes only the portion of the adjustment that is allocated to the controlling shareholders.
(2)	Core Earnings per share is based on 22,747,061 shares and 20,071,600 shares for the three and nine months ended September 30, 2014, and 16,529,881 and 16,377,392 shares for the three and nine months ended September 30, 2013, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities, excluding the minority interest in our Operating Partnership as the income attributable to the minority interest is also excluded.

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

The following is a reconciliation of our U.S. GAAP on-balance sheet Portfolio to our managed assets as of September 30, 2014 and December 31, 2013 and our U.S. GAAP investment revenue to our investment revenue from managed assets for the nine months ended September 30, 2014:

	As of
	September 30, 2014	December 31, 2013
	(amounts in thousands)
Financing receivables (1)	$477,933	$347,871
Investments (1)	43,447	91,964
Real Estate	81,589	—
Assets held in securitization trusts	1,702,376	1,617,992

Managed Assets	$2,305,345	$2,057,827

(1)	The September 30, 2014 balance excludes financing receivables held-for-sale of $7.2 million. December 31, 2013 balances exclude financing receivables held-for-sale of $24.8 million and investments available-for-sale of $3.2 million that were purchased in December 2013 and sold in Q1 2014.

	Nine Months ended September 30,
	2014	2013
Investment Revenue	$20,932	$11,292
Income from assets held in securitization trusts	68,206	64,245

Investment Revenue from Managed Assets	$89,138	$75,537

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future sustainable infrastructure projects, make distributions to our stockholders and other general business needs. We will use significant cash to finance our sustainable infrastructure projects, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. Our strategy for managing liquidity and capital resources has not changed significantly since December 31, 2013, other than as set forth below.

We use borrowings as part of our financing strategy to increase potential returns to our stockholders. In May 2014, we increased the size of our senior secured revolving credit facility to $450 million with maximum total advances of $900 million. In addition, in December 2013, we issued $100 million, 2.79% fixed rate asset backed non-recourse notes that mature in 2019. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions saved by the technologies that secured the financing. We have also historically financed our business through fixed rate nonrecourse debt where the debt is match-funded with corresponding fixed rate yielding assets. We may issue additional fixed rate asset backed non-recourse notes and match funded non-recourse debt to manage our interest rate risk. There can be no assurance that we will be able to issue such notes at any particular time or on any particular terms. For further information on the revolving credit facility and nonrecourse notes, see “Note 7. Credit Facility” and “Note 8. Nonrecourse Debt” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We also plan to use other fixed and floating rate borrowings in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, as well as securitizations and match funded arrangements, as a means of financing our business. The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and portfolio management considerations, as well as prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financings arrangements.

We may raise funds through capital market transactions by issuing capital stock. In April 2013, we completed our IPO and in April 2014, we completed our first follow on public offering, raising net proceeds of approximately $160 million. and $70 million, respectively. In August 2014, we filed a registration statement with the SEC registering the possible offering and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares and warrants and rights (collectively referred to as the “securities.”) We may offer the securities directly, through agents, or to or through underwriters. Sales of the securities may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The specific terms of the securities offering and the names of any underwriters involved in the sale of the securities will be set forth in the applicable prospectus supplement. We had not issued any securities under the registration statement as of September 30, 2014.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Our current policy is to maintain a debt to equity ratio of less than 2 to 1 across our overall portfolio and as of September 30, 2014, this debt to equity ratio was approximately 1.4 to 1, excluding our match funded other nonrecourse debt.

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

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future sustainable infrastructure projects, operating costs and distributions to our stockholders. To continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income without regard to the deduction for dividends paid and excluding net capital gains. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had $60.9 million and $31.8 million of unrestricted cash and cash equivalents as of September 30, 2014 and December 31, 2013, respectively. As a result of our post IPO strategy and our intention to hold more direct economic interests in our assets in the future, we do not believe that our sources and uses of cash for the historical pre-IPO periods as set forth below are comparable to our sources and uses of cash following our IPO.

Cash Generated from Operating Activities

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2014, driven primarily by the sale of financing receivables held-for-sale and investments available-for-sale of $16.8 million, net income of $8.3 million, and non-cash charges of $2.3 million, consisting primarily of equity-based compensation and amortization of deferred financing fees, partially offset by gain on sales of investments. Cash was also used to pay accounts payable and accrued expenses and other of $3.8 million.

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

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $81.9 million for the nine months ended September 30, 2014. We added to our Portfolio of investments $121.1 million in real estate assets, including the AWCC acquisition in May 2014 and subsequent purchases of real estate during the three months ended September 2014. In addition, we invested $131.5 million in the purchase of financing receivables and investments. These investments in our Portfolio were partially offset by sales of financing receivables and investments and principal collections of $81.6 million and $46.5 million, respectively. In addition, we released $42.6 million of restricted cash that was used to pay our deferred funding obligations during the nine months ended September 30, 2014.

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

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $87.4 million for the nine months ended September 30, 2014. This includes cash of $158.0 million provided from borrowings under our credit facility and $70.4 million of net proceeds from the sale of our common stock. These cash receipts were partially offset by payments of our deferred funding obligations of $57.6 million, payments on our credit facility and nonrecourse debt of $22.5 million and $48.2 million, respectively and payments of deferred financing costs of $2.1 million. For the nine months ended September 30, 2014, we made dividend distributions of $8.8 million to our shareholders and non-controlling interest holders and we redeemed 131,093 OP units held by our non-controlling interest holders for cash of $1.8 million.

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

Credit Facility

In July 2013, we entered into a $350 million senior secured revolving credit facility through wholly owned subsidiaries. In May 2014, we increased the size of our senior secured revolving credit facility to $450 million. The terms of the credit facility are set forth in the Loan Agreement (G&I) (the “G&I Loan Agreement”) and the Loan Agreement (PF) and related amendments (the “PF Loan Agreement”, and together with the G&I Loan Agreement, the “Loan Agreements”) and provide for senior secured revolving credit facilities with total maximum advances of $900 million (i) in the case of the G&I Loan Agreement, in the principal amount of $200 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $400 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $250 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $500 million. The loan agreements are scheduled to expire on July 19, 2018. We have guaranteed the obligations of these subsidiaries under each of the Loan Agreements.

Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2018. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

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

We had outstanding borrowings under our credit facilities of $212.8 million and $77.1 million as of September 30, 2014 and December 31, 2013, respectively. We pledged $251.9 million and $114.3 million of financing receivables as collateral for the credit facility as of September 30, 2014 and December 31, 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.4% and 2.6% as of September 30, 2014 and December 31, 2013, respectively. We incurred approximately $10.7 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, we also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

The Loan Agreements require that we maintain the following financial covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin of greater than:	zero
Maximum Debt to Equity Ratio of less than:	4 to 1

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable. For further information on the revolving credit facility, see “Note 7. Credit Facility” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse Asset-Backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of September 30, 2014 and December 31, 2013, we had $93.6 million and $100.1 million, respectively, of Notes outstanding, which were secured by $105.1 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make whole payment calculated using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. Thereafter the notes are repayable at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance. For further information on the Nonrecourse Debt, see “Note 8. Nonrecourse Debt” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under the other nonrecourse notes are secured by certain of our financing receivables with a carrying value of $113.9 million and $156.4 million as of September 30, 2014 and December 31, 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables. For further information on the Other Nonrecourse Debt, see “Note 8. Nonrecourse Debt” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of September 30, 2014, we employed 28 people. We intend to hire additional business professionals as needed to assist in the execution of our business. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act of 2002. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in July 2011 and which was amended in October 2013 to incorporate expansion space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under the July 2011 lease commenced in March 2012 and incremental payments related to the expansion space commenced in March 2014. In July 2014, we entered into a 5-year operating lease for office space in a satellite office in San Francisco, California. Lease payments under this lease commenced in August 2014. We also terminated the month-to-month lease of a satellite office in Sonoma, California in July 2014.

The following table provides a summary of our contractual obligations as of September 30, 2014:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	3 – 5 Years	More than 5 years
	(in thousands)
Long-Term Debt Obligations(1)	$211,874	$34,264	$47,768	$23,706	$106,136
Interest on Long-term Debt Obligations(1)	48,428	8,051	12,880	9,700	17,797
Credit Facility	212,764	245	—	212,519	—
Interest on Credit Facility(2)	19,457	5,081	10,162	4,214	—
Deferred Funding Obligations	49,727	43,519	6,208	—	—
Operating Lease Obligations	3,838	484	1,070	1,124	1,160

Total	$546,088	$91,644	$78,088	$251,263	$125,093

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $7.8 million and $5.7 million for the nine months ended September 30, 2014 and 2013, respectively. Interest paid on the credit facilities was $2.3 million and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Interest is calculated based on the interest rate in effect at September 30, 2014, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $6.1 million as of September 30, 2014, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2, Summary of Significant Accounting Policies – Securitization of Receivables, included in the notes to the condensed consolidated financial statements included in this report and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2013 Form 10-K, filed with the SEC.

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

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22

Book Value Considerations

As of September 30, 2014, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $43.4 million in investments available-for-sale and the $5.0 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of September 30, 2014, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2014 and December 31, 2013, the estimated fair value of our fixed rate nonrecourse debt was $225.2 million and $266.9 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest rate expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility.

We record the residual asset portion of our securitization assets at fair value, which was $5.0 million as of September 30, 2014 and $4.9 million as of December 31, 2013. Any changes in the discount rate would impact the value of these assets in our financial statements and a 10% change in our discount rate assumption would result in a $0.3 million change in the value of these assets recorded in our financial statements as of September 30, 2014.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of September 30, 2014, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

Commodity Price Risk

Investments in sustainable infrastructure projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we typically target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. However, we may also encounter commodity price risk for any portion of our existing projects that do not have long-term contracted revenues. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like clean energy which may be a substitute for natural gas. In addition, certain of our projects reduce the use of the commodity so the impact of a reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18.0 million (net of recoveries) on the more than $5.0 billion of transactions we originated since 2000, which represents an aggregate loss of approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item  4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2014, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not presently subject to any litigation nor, to our knowledge, is any litigation threatened against us.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2013 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The net proceeds of our public offerings were contributed to the Operating Partnership in exchange for OP units and the Company owned 98.6% of the Operating Partnership as of September 30, 2014. The remaining non-controlling interest in Operating Partnership are represented by OP units that were owned by other limited partners and were included in non-controlling interest on our condensed consolidated balance sheets.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by our limited partners and instead agreed to redeem such OP units for cash until such time that we have an effective registration statement covering the resale of shares of our common stock issuable upon exchange of OP units held by such limited partners. As a result of this obligation to redeem shares in cash, we reported the non-controlling interest covered by this agreement as outside of equity. In August 2014, the required registration statement became effective and thus, we have the ability to exercise our right to deliver shares in the event of an OP unit redemption request.

For the three and nine months ended September 30, 2014, we redeemed 11,110 and 131,093 OP units held by our non-controlling interest holders for cash of $0.2 million and $1.8 million, respectively. Our non-controlling interest holders held 331,282 OP units as of September 30, 2014.

During the nine months ended September 30, 2014, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock awards issued in connection with our IPO.

The table below summarizes all of our redemption of OP units and repurchases of common stock during 2014:

Period	Security type	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2014	OP unit redemption	112,577	$13.52	N/A	N/A
April 2014	Common stock repurchase	15,525	$13.18	N/A	N/A
May 2014	OP unit redemption	7,406	$13.28	N/A	N/A
July 2014	OP unit redemption	11,110	$14.49	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1*	Amended and Restated PF Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A.

10.2*	Amended and Restated PF Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC

10.3*	Amended and Restated PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC

10.4*	PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC

10.5*	Amended and Restated G&I Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A.

10.6*	Amended and Restated G&I Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC

10.7*	Amended and Restated G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC

10.8*	G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC

10.9*	Form of Amended and Restated PF and G&I Security Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC and Bank of New York Mellon

10.10*	Form of Amended and Restated PF and G&I Pledge and Security Agreement, dated as of August 12, 2014

10.11*	Amendment No. 1 to Amended and Restated PF Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A.

10.12*	Amendment No. 1 to Amended and Restated G&I Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive and Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: November 7, 2014	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 7, 2014	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief
Accounting Officer)