Form 10-K
period 2014-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2015-03-09
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $304 million based on the closing sales price of the registrant’s common stock on Monday, June 30, 2014 as reported on the New York Stock Exchange.

On March 3, 2015, the registrant had a total of 27,370,719 shares of common stock, $0.01 par value, outstanding (which includes 987,127 shares of unvested restricted common stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

EXPLANATORY NOTE

We provide debt and equity financing to the energy efficiency and renewable energy markets. We are self-advised and self-administered, were incorporated in the state of Maryland on November 7, 2012, and elected and qualified as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013.

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

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our equity method investment in wind projects (as described in Note 1 of the audited financial statements in this Annual Report on Form 10-K);

•	our expected recovery from the EnergySource LLC (“EnergySource”) loan;

•	our acquisition and integration of American Wind Capital Company, LLC (“AWCC”);

•	the state of government legislation, regulation and policies that support energy efficiency, renewable energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, renewable energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, renewable energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

GENERAL

We provide debt and equity financing to the energy efficiency and renewable energy markets. We focus on providing preferred or senior level capital to established sponsors and high credit quality obligors for assets that generate long-term, recurring and predictable cash flows. Since our IPO in April 2013 through December 31, 2014, we completed more than $1.5 billion of financing and investment transactions, including over $875 million of transactions in 2014.

Our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships, in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service providers, such as Honeywell International, Ingersoll-Rand, Johnson Controls, Schneider Electric, Siemens, SunPower and United Technologies as well as a number of U.S. utility companies. Since our IPO, a new group of public companies who own and operate renewable energy projects, referred to as YieldCos, has emerged and added additional financing opportunities, in addition to the existing utility-scale renewable energy independent power producers. We also rely on relationships with a variety of key financial participants, including institutional investors, private equity funds, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. We believe we are the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

We focus our investment activities primarily on:

•	Energy Efficiency Projects: projects, typically undertaken by Energy Services Companies (“ESCOs”), which reduce a building’s or facility’s energy usage or cost by improving or installing various building components, including heating, ventilation and air conditioning systems (“HVAC systems”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems ; and

•	Renewable Energy Projects: projects that deploy cleaner energy sources, such as solar and wind to generate power production.

We may also provide financing for other sustainable infrastructure projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

A number of macro-economic and geopolitical trends and other factors have, and are expected to continue to have, a positive impact on the size of the energy efficiency and renewable energy markets in which we participate. In a July 2014 report entitled 2030 Market Outlook, Bloomberg New Energy Finance estimated over $800 billion will be spent on renewables energy investments in North, Central and South America from 2013 to 2026, including over $200 billion on distributed energy assets like rooftop solar. A September 2013 report, from the Lawrence Berkeley National Laboratory entitled Current Size and Remaining Market Potential of the U.S. Energy Service Company Industry, estimated the remaining energy efficiency investment potential in commercial and government facilities typically served by the ESCO industry ranges from $71 billion to $133 billion. These studies suggest that approximately 33% of this estimated $900 billion potential market will come from distributed energy assets like energy efficiency and rooftop solar.

Our goal is to invest in assets that generate long-term, recurring and predictable cash flows or cost savings that will be more than adequate to deliver attractive risk-adjusted returns to our stockholders. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cashflow over the term of the financing or investment. We provide capital through debt financings and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure. Our debt financings may be structured as financing receivables, project loans, direct financing leases or debt securities and are often supported by additional forms of credit enhancement, including security interests, supplier guaranties and performance bonds. We may also lease fee or leasehold real property interests to renewable energy project developers, operators and owners. Our investments also typically benefit from contractually committed obligations of government entities or private, high credit quality obligors.

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. In April 2014 and October 2014, we completed follow on public offerings, raising net proceeds of approximately $70 million and $59 million, respectively. Our strategy in undertaking the public offerings was to expand our proven ability to serve our rapidly growing markets by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated financing strategies, we intend to hold a significantly larger portion of the assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings.

We began leasing real property to renewable projects in May 2014, when we acquired all of the outstanding member interests in AWCC for approximately $107 million. Through this acquisition and a series of follow on transactions, we own more than 10,500 acres of land that are under long-term lease agreements with over 20 solar projects, which we have recorded in our financial statements as real estate, and rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded in our financial statements as financing receivables. For further information on our real estate transactions, see Note 1 of the audited financial statements in this Annual Report on Form 10-K.

In October 2014, we invested approximately $144 million to acquire a portfolio of non-controlling equity investments in ten operating wind projects owned by an affiliate of JPMorgan Chase & Co (“JPMorgan”). This transaction enables us to participate in the priority cash flows associated with these wind projects. As part of the transaction, we also borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral. For further information on these transactions, see Notes 9 and 15 of the audited financial statements in this Annual Report on Form 10-K.

We refer to the transactions that we hold on our balance sheet as our “Portfolio.” As of December 31, 2014, our Portfolio was approximately $900 million and consisted of over 80 transactions. The weighted average remaining life of our Portfolio as of December 31, 2014, (excluding match-funded transactions) is approximately 13 years. Approximately 71% of our Portfolio consisted of loans, financing receivables, direct financing leases or debt securities with 68% structured with fixed rates and 3% structured with floating rates. Approximately 13% of our Portfolio was real estate with long-term leases and approximately 16% represented minority ownership of wind projects. Excluding our equity investments, approximately 46% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 52% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. In total, as of December 31, 2014, we managed approximately $2.5 billion of assets, which consisted of our Portfolio plus approximately $1.7 billion of assets held in non-consolidated securitization trusts. We refer to this $2.5 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of December 31, 2014, this 12-month pipeline consisted of more than $2.0 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

In connection with our IPO, we entered into a series of formation transactions that resulted in our Predecessor, Hannon Armstrong Capital, LLC, becoming a wholly owned subsidiary of our Operating Partnership and a change in our organizational structure that allowed us to continue our business as a REIT. We elected to be, and intend to continue to operate our business so as to qualify, to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also intend to continue to operate our business in a manner that will permit us to maintain our exception from registration as an investment company under the 1940 Act.

INVESTMENT STRATEGY

We provide a range of equity and financing solutions to the energy efficiency and renewable energy market. Our goal is to invest in assets that generate long-term, recurring and predictable cash flows or cost savings that will be more than adequate to deliver attractive risk-adjusted returns to our stockholders.

We utilize a variety of investment structures, which may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-consolidated equity interest in a project.

Our financings typically benefit from contractually committed obligations of government entities or private, high credit quality obligors. The cash flows or cost savings are generally produced from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cash flows over the term of the financing or investment.

We provide debt and equity financing for energy efficiency projects, which reduce the amount or cost of energy usage. We often work with ESCOs, who achieve these savings by improving or installing various building components, including HVAC systems, lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems. We are assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our financings are generally also secured by the installed improvements.

We also provide debt and equity financing, or own the land used for projects that deploy renewable energy sources such as solar or wind. We focus on financing renewable energy projects that use proven technology and that have contractually committed agreements, such as power purchase agreements (“PPAs”), with high credit quality utilities or large electricity users under which the utility or user purchases the power produced by the project at a minimum price with potential price escalators. These projects are building or facility specific and may be combined with other energy efficiency projects or are standalone projects designed to sell power to electric utilities or large users. Developers, including many of the ESCOs, acquire a specific site and the applicable permits and negotiate the construction and maintenance contracts and the PPAs.

We may also provide financing for other sustainable infrastructure projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

We seek to manage the diversity of our portfolio of financings by, among other factors, project type, type of investment, transaction size, geography, obligor and maturity. In addition, we seek to manage the diversity of the underlying properties by, among other factors, technology type and manufacturer. Our target mix of our Portfolio is expected over time to range from approximately 25% to 45% energy efficiency projects, 45% to 70% renewable energy projects and 5% to 10% other sustainable infrastructure projects. As of December 31, 2014, approximately 33% of our Portfolio was invested in energy efficiency projects; approximately 61% was invested in renewable energy projects; and the remaining 6% was invested in other sustainable infrastructure projects.

Our target mix of our Portfolio is expected over time to range from 55% to 75% debt financings and 25% to 45% land and equity financings. We will not invest more than 15% of our assets in any individual project without the consent of a majority of our independent directors. We will adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exception from registration as an investment company under the 1940 Act.

We believe that our long history of energy efficiency and renewable energy investing, the experience, expertise and relationships of our management team, the anticipated credit strength of the obligors of our financings and the size and growth potential of our market, position us well to capitalize on our strategy and provide attractive risk-adjusted returns to our stockholders over the long term, through both distributions and capital appreciation.

FINANCING STRATEGY

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date. The facility has been increased to $450 million with maximum total advances of $1.35 billion and the facility was extended an additional year and matures in July 2019.

In addition, in December 2013, we issued a $100 million, 2.79% fixed rate asset backed nonrecourse note that matures in 2019. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions (“GHG”) saved by the technologies that secured the financing. In October 2014, we entered into a $115 million nonrecourse asset-backed loan with a fixed interest rate of 5.74% using our equity investment in the wind projects as collateral for this loan.

Prior to our IPO, we financed our business primarily through fixed rate nonrecourse debt where the debt was match-funded with corresponding fixed rate yielding assets and through the use of securitizations. In our securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have provided the financing needed for these assets by purchasing the notes issued by the funding vehicle.

We continue to use both of these funding sources and, as of December 31, 2014, had outstanding approximately $113 million of this match funded debt, all of which was consolidated on our balance sheet. As of December 31, 2014, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.7 billion. For further information on the credit facility, asset backed nonrecourse notes, and our nonrecourse match funded debt, see Note 8 and Note 9 of our audited financial statements included in this Annual Report on Form 10-K.

We plan to use other fixed and floating rate borrowings in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and portfolio management considerations, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financings arrangements.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Prior to our IPO, we primarily financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt. Since the IPO, we had a leverage target of less than two to one across our overall portfolio. Our debt to equity ratio was approximately 1.9 to 1 as of December 31, 2014. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 40% as of December 31, 2014. Given our increased level of fixed rate debt, we have decided to increase our leverage target to 2.5 to 1 beginning in March 2015. We calculate both of these ratios exclusive of securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt.

We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage target, if our board of directors approves a material change to our leverage target, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.

CORPORATE GOVERNANCE

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually;

•	our board of directors has determined that five of our six directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;

•	two of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);

•	we have opted out of the control share acquisition statute in the Maryland General Corporations Law (the “MGCL”) and have exempted from the business combinations statute in the MGCL transactions that are approved by our board of directors; and

•	we do not have a stockholder rights plan.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics policy. This policy, which covers a wide range of business practices and procedures, applies to our officers, directors, employees and independent contractors. In addition, we have implemented Whistleblowing Procedures for Accounting and Auditing Matters (the “Whistleblower Policy”) that sets forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters and any potential violations of the Code of Business Conduct and Ethics with our Audit Committee or our General Counsel.

We have adopted a Statement of Corporate Policy Regarding Equity Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information.

Our business is managed by our senior management team, subject to the supervision and oversight of our board of directors. Our directors stay informed about our business by attending meetings of our board of directors and its committees and through supplemental reports and communications. Our independent directors, led by the lead independent director, meet regularly in executive sessions without the presence of our officers.

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

Some of our competitors are significantly larger, have greater access to capital and other resources or enjoy other advantages in comparison to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of opportunities and establish more relationships than we can. These competitors may not be subject to the same regulatory constraints (such as REIT compliance or the need to maintain an exemption from registration as an investment company under the 1940 Act) that we face.

We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise, and that the markets for investment opportunities in the areas that we focus on are underserved by traditional commercial banks and other financial sources. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. An increase in competition among competing providers of financing could adversely affect the availability and cost of financing, and thereby adversely affect the market price of our common stock. For additional information concerning these competitive risks, see “Risk Factors—We operate in a competitive market and future competition may impact the terms of the financing we offer.”

EMPLOYEES; STAFFING

As of December 31, 2014, we employed 28 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy.

OUR EXECUTIVE OFFICERS

Our executive officers and other significant employees and their ages are as follows:

Jeffrey W. Eckel, 56, is one of our directors and was with the Predecessor as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. He serves as our president, chief executive officer, and chairman of our board of directors. He previously held senior executive positions such as chief executive officer of EnergyWorks, LLC and Wärtsilä Power Development. Mr. Eckel is a member of the board of directors of HA EnergySource Holdings LLC (“HA EnergySource”). In 2014, he was elected to the board of directors of the Alliance To Save Energy. He also was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 and served as its chairman from 2012 to 2014. He has served as a member of the Johns Hopkins Environmental, Energy, Sustainability and Health Institute’s advisory council since 2013. Mr. Eckel has over 30 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses. We believe Mr. Eckel’s extensive experience in managing companies operating in the energy sector and expertise in financing energy assets make him qualified to serve as our president and chief executive officer and as chairman of our board of directors.

J. Brendan Herron, 54, has served in a variety of roles at the Predecessor and its affiliates from 1994 to 2005, has been a senior vice president from 2011 to 2013 and serves as an executive vice president and our chief financial officer. Mr. Herron has over 20 years of experience in structuring, executing and operating infrastructure and technology investments. From 2006 to 2011, Mr. Herron was the vice president of Corporate Development & Strategy for Current Group, LLC, a provider of smart grid technology to electric utilities. He formerly served on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee and is presently a member of the Board of Trustees of Calvert Hall College High School (Baltimore, MD). Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations. We believe Mr. Herron’s financial background, extensive experience in infrastructure and technology investments and expertise in energy infrastructure make him qualified to serve as our chief financial officer.

Steven L. Chuslo, 57, has been with the Predecessor as general counsel since 2008 and serves in that role and as an executive vice president. Mr. Chuslo is responsible for all internal governance matters and is actively involved in structuring, developing, negotiating and closing transactions. He has more than 24 years of experience in the fields of securities, commercial finance and energy development, U.S. federal regulation and project finance. From 2006 to 2008, Mr. Chuslo was the senior legal and finance advisor to the Assistant Secretary of the U.S. Department of Energy Office of Energy Efficiency and Renewable Energy. Prior to this, he worked as a legal consultant to the office of the general counsel for AOL, Inc. from 2004 to 2006. He was General Counsel to EnergyWorks, LLC, from 1996 to 2001. Mr. Chuslo was an associate attorney for Chadbourne & Parke, LLP from 1994 to 1995, practicing in the power project finance group and earlier with Davis Polk & Wardwell LLP from 1990 to 1994, practicing in the corporate finance group. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst in 1982 and a Juris Doctorate from the Georgetown University Law Center in 1990.

Daniel K. McMahon, CFA, 43, has been with the Predecessor since 2000 in a variety of roles, most recently as a senior vice president since 2007 and serves us as a senior vice president. Mr. McMahon responsibilities include originating and executing transactions with our government and institutional customers and sourcing capital markets transactions. He has played a role in analyzing, negotiating and structuring several billion dollars of investments, as well as raising funds on a corporate level. Mr. McMahon previously worked with T. Rowe Price from 1997 to 2000. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a Chartered Financial Analyst, or CFA, charter holder. He holds Series 24, 63 and 79 securities licenses.

Nathaniel J. Rose, CFA, 37, has been with the Predecessor since 2000, in a variety of roles, most recently as a senior vice president since 2007, and serves as our senior vice president and chief investment officer. Mr. Rose is presently responsible for structuring and analyzing our transactions. He has been involved with a vast majority of our transactions since 2000. He earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 79 securities license.

M. Rhem Wooten Jr., 55, has been with the Predecessor as a managing director since October 2010 and serves as an executive vice president. Mr. Wooten has worked in the energy industry for more than 30 years, and has extensive experience in project development, commodity trading/risk management and project finance. Mr. Wooten previously held a number of senior management positions, including serving as President of Duke Energy Corporation’s domestic and international independent power production affiliates from 1988 to 1996, as Managing Director, origination and operations of Duke/Louis Dreyfus from 1996-1997, chief executive officer of Merchant Energy Group of the Americas (MEGA) from 1997 to 2000, as president and chief executive officer of Pradium, Inc. from 2000 to 2001 and as president of Allied Syngas Corporation from 2004 to 2010. Mr. Wooten received a Bachelor of Science degree in Business Administration from the University of North Carolina-Chapel Hill in 1981. He holds a Series 79 securities license.

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

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or market collectively as the sustainable infrastructure projects or industry. Please also refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business and Our Industry

Our business depends in part on U.S. federal, state and local government policies and a decline in the level of government support could harm our business.

The projects in which we invest typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of renewable energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced in the future), tax deductions, bonus depreciation as well as federal grants and loan guarantees. Incentives provided by state and local governments may include renewable portfolio standards, which specify the portion of the power utilized by local utilities that must be derived from renewable energy sources such as renewable energy as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as property assessed clean energy (“PACE”). Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure.

Governmental agencies, commercial entities and developers of renewable energy projects frequently depend on these policies and incentives to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced or not extended beyond their current expiration dates the demand for, and the returns available from, the financing we provide may decline, which could harm our business. Changes in government policies, support and incentives, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on our assets.

U.S. federal, state and local government entities are major participants in the sustainable infrastructure industry and their actions could be adverse to our projects or our company.

The projects where we invest are, and will continue to be, subject to substantial regulation by U.S. federal, state and local governmental agencies. For example, many projects require government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage in setting their contractual and regulatory relationships with third parties. In addition, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If the projects where we invest fail to obtain or comply with applicable regulations, permits or contractual obligations, they could be prevented from being constructed or subjected to monetary penalties or loss of operational rights, which could negatively impact project operating results and the returns on our assets.

Contracts with government counterparties that support the projects where we invest may be more favorable to the government counterparties compared to commercial contracts with private parties. For example, a lease, concession or general service contract may enable the government to modify or terminate the contract without requiring the payment of adequate compensation. Typically, our contracts with government counterparties contain termination provisions including prepayment amounts. In most cases, the prepayment amounts provide us with amounts sufficient to repay the financing we have provided, but may be less than amounts that would be payable under “make whole” provisions customarily found in commercial lending arrangements.

In addition, government counterparties also may have the discretion to change or increase regulation of project operations, or implement laws or regulations affecting project operations, separate from any contractual rights they may have. These actions could adversely impact the efficient and profitable operation of the projects in which we invest.

Government entities may also suspend or debar contractors from doing business with the government or pursue various criminal or civil remedies under various government contract regulations. Our ability to originate new assets could be adversely affected if one or more of the ESCOs with whom we have relationships with are so suspended or debarred.

Changes in the terms of energy savings performance contracts could have a material and adverse impact on our business.

We derive a significant amount of our income from the assignment to us of payment streams under energy savings performance contracts with property owners, including government customers, in which the scope and cost of improvements and services are specified. While U.S. federal, state and local government rules governing such contracts vary, such rules may, for example, permit the funding of such contracts through long-term financing arrangements, permit long-term payback periods from the savings realized through such contracts, allow units of government to exclude debt related to such contracts from the calculation of their statutory debt limitation, allow for award of contracts on a “best value” instead of “lowest cost” basis and allow for the use of sole source providers. To the extent these rules become more restrictive in the future, our ability to provide financing to support these projects could be adversely impacted, which could harm our business. Changes in these rules, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on our assets.

A change in the fiscal health, level of appropriations or budgets of U.S. federal, state and local governments could reduce demand for our financing solutions.

Although our energy efficiency assets do not normally require direct governmental appropriations and instead the resulting cash flow is generally paid for out of general operating and maintenance appropriations based on the energy and operating savings derived from the improved facility, a significant decline in the fiscal health, level of appropriations or budgets of government customers may make it difficult or undesirable for them to make existing payments or to enter into new energy efficiency improvement projects. This could have a material and adverse effect on the repayment of our financings or the return on our asset for existing projects and on our ability to originate new assets. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects. For example, an increase in money set aside for government expenditures for energy efficiency projects may reduce demand for our assets.

In addition, to the extent we provide financing solutions that involve direct appropriations funding, we will depend on approval of the necessary spending for the projects. The repayment of the financing, or the return on our asset, could be adversely affected if appropriations for any such projects are delayed or terminated.

Many of our assets depend on revenues from third-party contractual arrangements.

Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers. There is a risk that these customers will default under their contracts. We cannot provide assurance that one or more of such customers will not default on their obligations or that such defaults will not have a material and adverse effect on the project’s operations, financial position, future results of operations, or future cash flows. Furthermore, the bankruptcy, insolvency or other liquidity constraints of one or more customers may reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.

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

Revenues at some of the projects in which we invest depend on reliable and efficient metering, or other revenue collection systems, which are often specified in the contract. There is a risk that, if one or more of such projects are not able to operate and maintain the metering or other revenue collection systems in the manner expected, if the operation and maintenance costs, are greater than expected, or if the customer disputes the output of the revenue collection system, the ability of the project to repay our financing or provide a return to us on our asset could be materially and adversely affected.

Because our business depends to a significant extent upon relationships with key industry players, our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We will rely to a significant extent on our relationships with key industry players in the markets we target. We originate transactions through programmatic finance relationships with various parties, including global industrial companies or U.S. utility companies, which develop and install sustainable infrastructure projects. In addition to the net proceeds from past and future offerings, we have traditionally financed our business by accessing the securitization or syndication market, primarily utilizing our relationships with insurance companies and commercial banks. Since our IPO, a new group of public companies who own and operate renewable energy projects, referred to as YieldCos, has emerged and added additional financing opportunities, in addition to the existing utility-scale renewable energy independent power producers. We also rely on relationships with a variety of key financial participants, including institutional investors, private equity funds, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. Our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business. In addition, individuals and entities with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

We are exposed to the credit risk of ESCOs and others.

While we do not anticipate facing significant credit risk in our assets related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in projects in which we invest that do not depend on funding from the U.S. federal government. We increasingly target such projects as part of our strategy. We seek to mitigate this credit risk by employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

If the cost of energy generated by traditional sources of energy declines, demand for the projects in which we invest may decline.

Many traditional sources of energy such as coal, petroleum based fuels and natural gas are highly influenced by the price of underlying or substitute commodities. While we believe the potential for rising or increasingly volatile commodity prices and inflation will spur investment in our industry, decreases in such prices may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on traditional energy sources. For example, we believe the current low prices in natural gas may reduce the demand for other projects like renewable energy that are a substitute for natural gas. Additionally, low natural gas prices can adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity the projects sell on either a forward or a spot-market basis. Technological progress in electricity generation or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our financing solutions or the price that industry participants receive for the sale of their products could adversely impact our operating results.

If the market for various types of sustainable infrastructure projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area would be adversely impacted.

The market for various types of sustainable infrastructure projects such as renewable energy projects and commercial office building energy efficiency projects are emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing minority interest in existing renewable energy projects, the use of PACE financing and the use of taxable debt for state and local energy efficiency financings are emerging and the future success of these investing techniques is also uncertain. If some or all of these market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital and financing solutions may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of traditional energy sources, the cost-effectiveness of such projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, the extent of government subsidies to support sustainable infrastructure and regulatory developments in the power and natural resource industries. In addition, renewable energy projects rely on electric and other types of transmission lines, pipelines and facilities owned and operated by third parties to obtain their inputs or distribute their output. Any substantial access barriers to these lines and facilities could make projects that depend on them more expensive, which could adversely impact the demand for such projects and our financing solutions.

Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to performance risks that could impact the repayment of and the return on our assets.

Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to various construction and operating delays and risks that may cause them to incur higher than expected costs or generate less than expected amounts of output such as electricity in the case of a renewable energy project. These risks include construction delays, a failure or degradation of our, our customers’ or utilities’ equipment; an inability to find suitable equipment or parts; labor shortages; less than expected supply of a project’s source of renewable energy, such as solar insolation, wind, geothermal brine or biomass; or a faster than expected diminishment of such supply. Any extended interruption in the project’s construction or operation, any cost overrun or failure of the project for any reason to generate the expected amount of output, could have a material adverse effect on the repayment of and the return on our assets.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of renewable energy and energy efficiency systems that may significantly reduce demand for systems in which we can invest.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. This could result in a significant reduction in the potential demand for such systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use renewable energy and energy efficiency systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.

Some projects in which we invest rely on net metering and related policies to improve project economics which if over-turned could impact repayment of our financings or the return on our assets.

Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other renewable energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their renewable energy system and is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. The ability and willingness of customers to pay for renewable energy systems which benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may also impact our returns on such systems.

Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as renewable energy projects may be subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act or other regulations that regulate the sale of electricity, which may adversely affect the profitability of such projects.

Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as renewable energy projects may be “qualifying facilities” that are exempt from regulation as public utilities by the Federal Energy Regulatory Commission, (the “FERC”) under the Federal Power Act, (the “FPA”) while certain other such projects may be subject to rate regulation by the FERC under the FPA. FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities, and can entitle such facilities to enter into PPAs with local utilities, from which the qualifying facilities benefit. Changes to these U.S. federal laws and regulations could increase the regulatory burdens and costs, and could reduce the revenue of the project. In addition, modifications to the pricing policies of utilities could require sustainable infrastructure projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects in which we invest are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any changes in the rates projects owners are permitted to charge could impact the repayment of our financings, or the return on our assets.

In addition, the operation of, and electrical interconnection for, our sustainable infrastructure projects may be subject to U.S. federal, state or local interconnection and federal reliability standards, some of which are set forth in utility tariffs. These standards and tariffs specify rules, business practices and economic terms to which the projects where we invest are subject and which may impact on a project’s ability to deliver the electricity it produces or transports to its end customer. The tariffs are drafted by the utilities and approved by the utilities’ state and U.S. federal regulatory commissions. These standards and tariffs change frequently and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which the projects render services to their customers.

In addition, under certain circumstances, we may also be subject to the reliability standards of the North American Electric Reliability Corporation. If project owners fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties, which could also raise credit risks for, or lower the returns available from, the projects in which we invest.

These various regulations may also limit the transferability or sale of renewable energy projects and any such limits could negatively impact our returns from such projects.

Unfavorable publicity or public perception of the industries in which we operate could adversely impact our operating results and our reputation.

The sustainable infrastructure industry, including various forms of renewable energy receives significant media coverage that, whether or not directly related to our business or our projects, can adversely impact our reputation and the demand for our financing solutions. Similarly, negative publicity or public perception of the broader energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our financing solutions and our projects’ services. Any reduction in demand for sustainable infrastructure projects or for our financing solutions could damage our reputation or could have a material adverse effect on our results of operations and business prospects.

Future litigation or administrative proceedings could have a material and adverse effect on our business, financial condition and results of operations.

We may become involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In addition, we may be subject to legal proceedings or claims arising out of the projects in which we invest. Adverse outcomes or developments relating to these proceedings, such as judgments for monetary damages, injunctions or denial or revocation of permits, could have a material adverse effect on the projects in which we invest, which could adversely impact the repayment of or the returns available for our assets.

We operate in a competitive market and future competition may impact the terms of our financing solutions.

We compete against a number of parties who may provide alternatives to our investments including specialty finance companies, savings and loan associations, banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, utilities, independent power producers, project developers, pension funds, governmental bodies, public entities established to own infrastructure assets and other entities. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our sustainable infrastructure projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exception from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. A portion of our competitive advantage stems from the fact that portions of the market for opportunities in sustainable infrastructure projects is underserved by traditional commercial banks and other sources. A significant increase in the number and/or the size of our competitors in this market could force us to accept less attractive terms on our assets. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.

The volume and timing of our originations are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles and appropriate funds on a fiscal-year basis even though contract performance may take more than one year. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for sustainable infrastructure projects. As a result of such fluctuations, we may occasionally experience fluctuations in the timing of new asset opportunities or declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Risks Related to Our Assets

Interest rate fluctuations and increases in interest rates could adversely affect the value of our assets which could result in reduced earnings or losses and negatively affect our profitability.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Many of our assets pay a fixed rate of interest or provide a fixed preferential return.

With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our assets; (2) the interest expense associated with our borrowings to increase; (3) the value of our fixed rate or fixed return assets to decline; and (4) the value of our interest rate swap agreements to increase, to the extent we enter into such agreements as part of our hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the value of our fixed rate or fixed return assets to increase; and

(5) the value of our interest rate swap agreements to decrease, to the extent we enter into such agreements as part of our hedging strategy. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

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

A decline in the fair market value of available for sale securities or our financing receivables held for sale or any other assets which we may carry at fair value in the future, may require us to reduce the value of such assets under generally accepted accounting principles in the United States (“U.S. GAAP”). In addition, all of our other financial assets are subject to an impairment assessment that could result in adjustments to their carrying values. Upon the subsequent disposition or sale of such assets, we could incur future losses or gains based on the difference between the sale price received and adjusted value of such assets as reflected on our balance sheet at the time of sale. See Note 2 and Note 3 of the audited financial statements in this Annual Report on Form 10-K for additional details related to our determination of fair value.

Some of the assets in our portfolio may be recorded at fair value (as determined in accordance with our pricing policy as approved by our board of directors) and, as a result, there could be uncertainty as to the value of these assets.

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

We seek to provide attractive risk-adjusted returns to our stockholders. However, our assets may not appreciate in value and, in fact, may decline in value, and the assets we originate or acquire may default or not perform in accordance with our expectations. Accordingly, we may not be able to realize gains or income from our assets. Any gains that we do realize may not be sufficient to offset any other losses we experience. Any income that we realize may not be sufficient to offset our expenses.

Many of our assets are not rated by a rating agency, which may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.

Many of our assets are not rated by any rating agency and we expect that many of the assets we originate and acquire in the future will not be rated by any rating agency. Although we intend to focus on sustainable infrastructure projects with high credit quality obligors, we believe that some of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.

Any credit ratings assigned to our assets or obligors are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

To the extent the assets we hold or their underlying obligors are rated by credit rating agencies or by our internal rating process, such assets will be subject to ongoing evaluation by credit rating agencies and our internal rating process, and we cannot assure you that any ratings will not be changed or withdrawn in the future. If rating agencies assign a lower-than-expected rating or if a rating is reduced or withdrawn by a rating agency or us, or if there are indications of a potential reduction or withdrawal of the ratings of our assets or the underlying obligors in the future, the value of these assets could significantly decline and could result in losses upon disposition or the failure of obligors to satisfy their obligations to us.

Our assets are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

Our assets are subject to risks of delinquency, foreclosure and loss. In many cases, the ability of a borrower to repay our financing or the ability of an investment to return our capital and our expected return is dependent primarily upon the successful development, construction and operation of the underlying project. If the cash flow of the project is reduced, the borrower’s ability to repay the debt financing we provide or the ability of an investment to return our capital and our expected return may be impaired. We make certain estimates regarding project cash flows or savings during our underwriting of our investment. These estimates may not prove accurate, as actual results may vary from estimates. The cash flows or cost savings of a project can be affected by, among other things: the terms of the power purchase or other use agreements used in such project; the creditworthiness of the power off-taker or project user; the technology deployed; unanticipated expenses in the development or operation of the project and changes in national, regional or local economic conditions; and environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a project owner or other borrower, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

We generally do not control the projects in which we invest.

Although the covenants in our financing or investment documentation generally restrict certain actions that may be taken by project owners, we generally do not control the projects in which we invest. As a result, we are subject to the risk that the project owner may make business decisions with which we disagree or take risks or otherwise act in ways that do not serve our interests.

Our sustainable infrastructure projects may incur liabilities that rank equally with, or senior to, our investments in such projects.

We provide a range of investment structures, including various types of debt and equity securities, senior and subordinated loans, real property leases, mezzanine debt, preferred equity and common equity. Our projects may have, or may be permitted to incur, other liabilities or equity preferences that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be, including with respect to grants of collateral. By their terms, such instruments may entitle the holders to receive payment of interest, principal payments or equity distributions on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an entity in which we have invested, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instruments in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project.

Our mezzanine or subordinated loans are less protected against losses than senior debt.

We may make or acquire mezzanine or subordinated loans, which are loans made to project owners for sustainable infrastructure projects that are subordinate to other more senior interest or are secured by pledges of the borrower’s ownership interests in the project and/or the project owner. These mezzanine or subordinated loans may be subordinate to senior secured loans on the project or to the returns required by the tax equity investor in the project but senior to the project owner’s equity in the project. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our mezzanine or subordinated financing, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our mezzanine or subordinated loan. In addition, mezzanine or subordinated loans are by their nature structurally subordinated to more senior project level financings, and in some case, to tax equity investors. If a borrower defaults on our mezzanine or subordinated loan, on its obligations to the tax equity investor or on debt senior to our loan, or if a borrower declares bankruptcy, our mezzanine or subordinated loan will be satisfied only after the project level debt or tax equity and other senior debt is paid in full. Significant losses related to our mezzanine or subordinated loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

•

in some cases, subordinated and mezzanine debt will not pay current interest or principal or equity investments will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the project in which we invest. The project may face unanticipated costs or delays or may not generate projected cash flows which could lead to the project generating lower rates of return than we expected when we decided to fund the project. Further, many projects in which we make subordinated and mezzanine debt or equity investments will be subject to competitive risks and to volatility in commodity prices including the price of energy. Even if the project is successful, our ability to realize the value of our investment may be dependent on our ability to renew commercial contracts for a project or on the occurrence of a liquidity or other event.

We may invest in joint ventures or other similar arrangements that subject us to additional risks.

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

Some of the projects in which we invest have sold their output under power purchase agreements which exposes the projects to various risks.

Some of our projects enter into PPAs when they contract to sell all or a fixed proportion of the electricity generated by the project, sometimes bundled with renewable energy credits and capacity or other environmental attributes, to a power purchaser, often a utility. PPAs are used to stabilize our revenues from that project. We are exposed to the risk that the power purchaser, who we consider an obligor, will fail to perform under a PPA, which will lead to that project needing to sell its electricity at the market price, which could be substantially lower than the price provided in the applicable PPA. In most instances, the project also commits to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.

Certain of the electricity our assets generate is sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources, could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

Historically low prices for traditional fossil fuels, particularly natural gas, could cause demand for renewable energy to decrease and adversely affect both the price available to our projects under PPAs that the projects may enter into in the future and the price of the electricity the projects generate for sale on a spot-market basis. Low spot market power prices, if combined with other factors, could have a material adverse effect on the projects and our results of operations and cash available for distribution. Additionally, cheaper conventional fuel sources could also have a negative impact on the power prices the projects are able to negotiate upon the expiration of current PPAs. As a result, the price our projects realize in the open market could be materially and adversely affected, which could, in turn, have a material adverse effect on the project’s results of operations and cash available for distribution. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.

The ability of our assets to generate revenue from certain utility renewable energy projects depends on having interconnection arrangements and services.

The future success of our renewable energy assets will depend, in part, on their ability to maintain satisfactory interconnection agreements. If the interconnection or transmission agreement of a renewable energy project is terminated for any reason, they may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the existing arrangement, or at all, or they may experience significant delays or costs in connection with securing a replacement. If a network to which one or more of the renewable energy projects is connected experiences equipment or operational problems or other forms of “down time,” the affected project may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators for lost income due to down time. These factors could materially affect the ability to forecast operations on these projects, which could negatively affect our business, results of operations, financial condition and cash flow.

The generation of electric energy from renewable energy sources depends heavily on suitable meteorological conditions. If renewable conditions are unfavorable, the electricity generation, and therefore revenue from our renewable generation assets, may be substantially below our expectations.

The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Furthermore, components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including hailstorms or tornadoes. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems, and replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects.

We typically base our investment decisions with respect to each renewable energy facility on the findings of studies conducted on-site prior to construction or based on historical conditions at existing facilities. However, actual climatic conditions at a facility site may not conform to the findings of these studies. Even if an operating project’s historical renewable energy resources are consistent with the long-term estimates, the unpredictable nature of weather conditions often results in daily, monthly and yearly material deviations from the average renewable resources anticipated during a particular period. Therefore, renewable energy facilities in which we invest may not meet anticipated production levels or the rated capacity of the generation assets, which could adversely affect our business, financial condition and results of operations and cash flows.

The amount of electricity renewable energy generation assets produce is also dependent in part on the time of year. For example, because shorter daylight hours in winter months results in less solar irradiation, the generation of particular assets will vary depending on the season. Further, time-of-day pricing factors vary seasonally which contributes to variability of revenues. As a result, we expect the revenue and cash flow from certain of our assets to vary based on the time of year.

Operation of electric generation facilities involves significant risks and hazards customary to the power industry that could have a material adverse effect on the business, financial condition, results of operations and cash flows.

The ongoing operation of the projects in which we invest involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of generating units, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling fewer megawatt hours or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The project’s inability to operate its electric generation assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on our investment and our business, financial condition, results of operations and cash flows. While the projects maintains insurance, obtains warranties from vendors and obligates contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.

Some of the projects in which we invest may require substantial operating or capital expenditures in the future.

Many of the projects in which we invest are capital intensive and require substantial ongoing expenditures for, among other things, additions and improvements, and maintenance and repair of plant and equipment related to project operations. While we do not typically bear the responsibility for these expenditures, any failure by the equity owner to make necessary operating or capital expenditures could adversely impact project performance. In addition, some of these expenditures may not be recoverable from current or future contractual arrangements.

The use of real property rights that we acquire or are used for our sustainable infrastructure projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to us.

The projects in which we invest often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. The rights to use the land can be obtained through freehold title, leases and other rights of use. Although we believe that the real property rights we acquire or our projects in which we invest have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, the rights under these easements or leases may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest or our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.

We own land or leasehold interests that are used by renewable energy projects. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on our underwritten returns. Moreover, such assets are concentrated in a limited number of properties, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We own a limited number of land or leasehold interests that are used by renewable energy projects. One consequence of a limited number of real property assets is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. Our cash flow depends in part on the ability to lease the real estate to tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	lack of demand in areas where our properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of space and changes in market rental rates;

•	our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

•	defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations; and

•	economic or physical decline of the areas where the properties are located.

At any time, any tenant may experience a downturn in its business that may weaken its operating results or overall financial condition, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

If a tenant elects to terminate its lease prior to or upon its expiration or does not renew its lease as it expires, we may not be able to rent or sell the properties. Furthermore, leases that are renewed and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as lease transaction costs. In addition, negative market conditions or adverse events affecting tenants, or the industries in which they operate, may force us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

Further, the occurrence of a tenant bankruptcy or insolvency could diminish the income we receive from the tenant’s lease or leases. For instance, a bankruptcy court might authorize the tenant to terminate its leases with us. If that happens, our claim against the bankrupt tenant for unpaid future rent would be subject to statutory limitations that most likely would be substantially less than the remaining rent we are owed under the leases. In addition, any claim we have for unpaid past rent, if any, may not be paid in full. As a result, tenant bankruptcies may have a material adverse effect on our results of operations.

In addition, since renewable energy projects are often concentrated in certain states, we would also be subject to any adverse change in the political or regulatory climate in those states or specific counties where such properties are located that could adversely affect our properties and our ability to lease such properties.

Performance of projects where we invest may be harmed by future labor disruptions and economically unfavorable collective bargaining agreements.

A number of the projects where we invest could have workforces that are unionized or that in the future may become unionized and, as a result, are required to negotiate the wages, benefits and other terms with many of their employees collectively. If these projects were unable to negotiate acceptable contracts with any of their unions as existing agreements expire, they could experience a significant disruption of their operations, higher ongoing labor costs and restrictions on their ability to maximize the efficiency of their operations, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, in some jurisdictions where our projects have operations, labor forces have a legal right to strike which may have a negative impact on our business, financial condition and results of operations, either directly or indirectly, for example if a critical upstream or downstream counterparty was itself subject to a labor disruption which impacted the ability of our projects to operate.

We invest in projects that rely on third parties to manufacture quality products or provide reliable services in a timely manner and the failure of these third parties could cause project performance to be adversely affected.

We invest in projects that typically rely on third parties to select and manage various equipment and service providers. These third parties may be responsible for choosing vendors, including equipment suppliers and subcontractors. Project success often depends on third parties who are capable of installing and managing projects and structuring contracts that provide appropriate protection against construction and operational risks. In many cases, in addition to contractual protections and remedies, project owners may seek guaranties, warranties and construction bonding to provide additional protection.

The warranties provided by the third parties and, in some cases, their subcontractors, typically limit any direct harm that results from relying on their products and services. However, there can be no assurance that a supplier or subcontractor will be willing or able to fulfill its contractual obligations and make necessary repairs or replace equipment. In addition, these warranties generally expire within one to five years or may be of limited scope or provide limited remedies. If projects are unable to avail themselves of warranty protection or receive the expected protection under the terms of the guaranties or bonding, we may need to incur additional costs, including replacement and installation costs, which could adversely impact our investment.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our assets.

Under various U.S. federal, state and local laws, an owner or operator of real estate or a project may become liable for the costs of removal of certain hazardous substances released from the project or any underlying real property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

The presence of hazardous substances may adversely affect our, or another owner’s, ability to sell a contaminated project or borrow using the project as collateral. To the extent that we, or another project owner, become liable for removal costs, our investment, or the ability of the owner to make payments to us, may be negatively impacted.

We acquire real property rights, make investments in projects that own real property, have collateral consisting of real property and in the course of our business, we may take title to a project or its underlying real estate assets relating to one of our debt financings. In these cases, we could be subject to environmental liabilities with respect to these assets. To the extent that we become liable for the removal costs, our results of operation and financial condition may be adversely affected. The presence of hazardous substances, if any, may adversely affect our ability to sell the affected real property or the project and we may incur substantial remediation costs, thus harming our financial condition.

Our insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.

Although our assets generally have insurance, supplier warranties, subcontractors performance assurances such as bonding and other risk mitigation measures, the proceeds of such insurance, warranties, bonding or other measures may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

Risks Related to Our Company

We may change our operational policies (including our investment guidelines, strategies and policies) with the approval of our board of directors but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to acquisitions, dispositions, growth, operations, compensation, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders at any time. We may change our investment guidelines, underwriting process and our strategy at any time with the approval of our board of directors but without the consent of our stockholders, which could result in our originating assets that are different in type from, and possibly riskier than, the assets initially contemplated. In addition, our charter provides that our board of directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

Our management and employees depend on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our underwriting process and our asset and financial management and reporting are dependent on our present and future communications and information systems. Any failure or interruption of these systems could cause delays or other problems in our originating, financing, investing, asset and financial management and reporting activities, which could have a material adverse effect on our operating results.

We may seek to expand our business internationally, which will expose us to additional risks that we do not face in the United States, which could have an adverse effect on our operating results.

We generate substantially all of our revenue from operations in the United States, and currently derive only a small amount of revenue from outside of the United States. We may seek to expand our revenue and projects outside of the United States in the future. These operations will be subject to a variety of risks that we do not face in the United States, including risk from changes in foreign country regulations, infrastructure, legal systems and markets. Other risks include possible difficulty in repatriating overseas earnings and fluctuations in foreign currencies.

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

Risks Relating to Regulation

We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

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

We conduct our businesses primarily through our subsidiaries and our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we hold or may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on a non-consolidated basis. Certain of our subsidiaries rely on or will rely on an exception from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities which are not primarily engaged in issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and which are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exception generally requires that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Consistent with guidance published by the SEC staff, we intend to treat as qualifying assets for this purpose loans secured by projects for which the original principal amount of the loan did not exceed 100% of the value of the underlying real property portion of the collateral when the loan was made. We intend to treat as real estate-related assets non-controlling equity interests in joint ventures that own projects whose assets are primarily real property. In general, with regard to our subsidiaries relying on Section 3(c)(5)(C), we rely on other guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

In addition, one or more of our subsidiaries qualifies for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities which are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and which are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. These exceptions generally require that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets that meet the requirements of the exception. We intend to treat energy efficiency loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and renewable energy and other sustainable infrastructure projects or improvements as qualifying assets for purposes of these exceptions. In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(A) or (B), to rely on guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets under the exceptions.

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

There can be no assurance that the laws and regulations governing the 1940 Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exceptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing the scope of the exception from registration under Section 3(c)(5)(C) of the 1940 Act. Any additional guidance from the SEC or its staff from this process or in other circumstances could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we or our subsidiaries fail to maintain an exception from the 1940 Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company, (2) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect our business, our ability to make distributions and the market price for our shares of common stock.

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

We may need additional capital to fund our growth. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Because we intend to grow our business, this limitation may require us to incur additional debt or raise additional equity at a time when it may be disadvantageous to do so. We cannot make any assurance that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If additional funds are not available to us, we could be forced to curtail or cease new asset originations and acquisitions, which could have a material adverse effect on our business and financial condition.

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

We use leverage to finance our assets, including our credit facility and our nonrecourse debt as well as securitizations. In the future, our financing sources may also include other fixed and floating rate borrowings in the form of new bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements, securitizations and public and private debt issuances. For further information on our credit facility and nonrecourse debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility and—Nonrecourse Debt.”

Changes in the financial markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders, potential lenders or institutional investors to be unwilling or unable to provide us with financing or participate in securitizations or could increase the costs of that financing or securitization. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from the assets acquired. Increases in our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.

An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.

Borrowing rates are currently at historically low levels that may not be sustained in the long run. As any borrowing agreements we enter into mature, we will be required either to enter into new borrowings or to sell certain of our assets. In addition, our credit facility has rates that adjust on a frequent basis based on prevailing interest rates. An increase in interest rates, or the flattening of the yield curve, would reduce the spread between the returns on our assets and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates. This increase in interest rates would adversely affect the returns on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings including repurchase agreements and warehouse facilities that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance.

We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder approval.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. Prior to our IPO, we financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt. Since the IPO, we had a leverage target of less than two to one across our overall portfolio. Our debt to equity ratio was approximately 1.9 to 1 as of December 31, 2014. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 40% as of December 31, 2014. Given our increased level of fixed rate debt, we have decided to increase our leverage target to 2.5 to 1 beginning in March 2015. We calculate both of these ratios exclusive of securitizations which are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt. However, our charter and bylaws do not limit the amount of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. Moreover, we have more limited experience dealing with debt financings with obligors other than U.S. federal government agencies as well as with our other types of assets and we may apply too much leverage to our assets or use the wrong kinds of financings to leverage our assets.

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

We also use various special purpose entities to own and finance our assets. These subsidiaries incur various types of debt, which can be used to finance one or more of our assets. This debt is typically structured as nonrecourse debt, which means it is repayable solely from the revenue from the investment financed by the debt and is secured by such assets’ physical assets, major contracts and cash accounts and in some cases, a pledge of our equity interests in the subsidiaries involved in the projects. Although our subsidiary debt is typically nonrecourse to us, we make certain representations and warranties to the nonrecourse debt holder, the breach of which may require us to make payments to the lender. We may also from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in us losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.

Our existing credit facility and nonrecourse debt contain, and any future financing facilities may contain, covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our existing senior secured revolving credit facility contains, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our nonrecourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets that secure the debt. For further information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facility and —Nonrecourse Debt.”

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

Our nonrecourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financing facilities, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. We also expect our financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Although as of December 31, 2014, we were in compliance with all of the covenants in our existing credit facility and nonrecourse debt, a default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline and adversely affect our ability to qualify, or remain qualified, as a REIT. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail the returns on our assets.

We will have to pay off the remaining balance or refinance our asset-backed nonrecourse notes at the end of their stated term. The failure to be able to pay off the remaining balance or refinance such debt or an increase in interest rates of such refinancing could have a material impact on our business.

Some of our asset-backed nonrecourse notes will have a remaining balance at the end of their stated term. See Note 9 of our audited financial statements in this Annual Report on Form 10-K for more information on our nonrecourse notes. If we are unable to repay or refinance the remaining balance of this debt, or if the terms of any available refinancing are not favorable to us, we may be forced to liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline.

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

Risks Related to Hedging

We, or the projects in which we invest, may enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy, or the strategy of the projects in which we invest, may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our, or the project’s results of operations, and our, or the project’s, ability to fund these obligations will depend on the liquidity of our, or the project’s, assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

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

Furthermore, our interest rate swaps are subject to increasing statutory and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Recently, new regulations have been promulgated by U.S. and foreign regulators attempting to strengthen oversight of swaps. Any actions taken by regulators could constrain our strategy and could increase our costs, either of which could materially and adversely impact our results of operations.

In particular, the Dodd–Frank Wall Street Reform and Consumer Protection Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike over-the-counter swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps over over-the-counter swaps. It is expected that margin requirements will be introduced for over-the-counter swaps during the next 12 months which are expected to increase the margin requirements, and the cost to us, over cleared swaps. The margin regulations for both cleared and uncleared swaps are also expected to limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce us to change or reduce its use of hedging transactions. The margin regulations are not expected to apply to any swaps that were entered into prior to the effective date of such regulations.

In addition, the projects in which we invest, may enter into various forms of hedging including interest rate and power price hedging. To the extent they enter into such hedges, the financial results of the project will be exposed to similar risks as described above which could adversely impact our results of operations.

If we choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

We may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions. We may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the Accounting Standards Codification (“ASC”) Topic 815 definition of a derivative (such as short sales), we fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to pursue, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

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

In addition, in connection with our formation transactions we entered into a registration rights agreement pursuant to which we granted registration rights to those persons who received common stock (including common stock issuable upon exchange of units of limited partnership interests in our Operating Partnership (“OP units”)) in our formation transactions. On August 27, 2014, the SEC declared effective the registration statement, which covers the resale of 3,178,410 shares of our common stock (including 331,282 shares of common stock issuable upon exchange of an equivalent number of OP units). In certain circumstances, the registration rights agreement also requires us to provide piggyback and underwritten offering demand rights to those holders who received common stock (including common stock issuable upon exchange of OP units) in our formation transactions.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to qualify, and maintain our qualification, as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Our current policy is to pay quarterly distributions, which on an annual basis will equal all or substantially all of our taxable income. In the event that our board of directors authorizes distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.

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

Our present debt ranks, and any future debt would rank, senior to our common stock. Such debt is, and likely will be, governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such debt or securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Risks Related to Our Organization and Structure

Our management has limited prior experience operating a REIT or a public company and therefore may have difficulty in successfully and profitably operating our business, or complying with regulatory requirements.

Prior to the completion of our IPO, our management had limited experience operating a REIT or a public company. As a result, we cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies as a public company, or comply with regulatory requirements applicable to public companies.

Our business could be harmed if key personnel terminate their employment with us.

Our success depends, to a significant extent, on the continued services of Jeffrey Eckel, Brendan Herron, Steven Chuslo, Rhem Wooten, Nate Rose and the other members of our senior management team. Upon completion of our IPO and our formation transactions, several of our officers, including Jeffrey Eckel, our chief executive officer, Brendan Herron, our executive vice president and chief financial officer, Steven Chuslo, our executive vice president and general counsel, Rhem Wooten, our executive vice president, and Nate Rose, our senior vice president and chief investment officer, entered into new employment agreements with us. These employment agreements provide for an initial four-year term of employment. Notwithstanding these agreements, there can be no assurance that any or all of these members of our senior management team will remain employed by us. We do not maintain key person life insurance on any of our officers other than two policies we maintain for Mr. Eckel under which we are a named beneficiary in the amount of approximately $3 million. The loss of services of one or more members of our senior management team could harm our business and our prospects.

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

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, and each person who served any predecessor of our company, including the Predecessor, in a similar capacity, to the maximum extent permitted by Maryland law, in connection with the defense of any proceeding to which he or she is made, or threatened to be made, a party or a witness by reason of his or her service to us or any predecessor. In addition, we may be obligated to pay or reimburse the expenses incurred by such persons in connection with any such proceedings without requiring a preliminary determination of their ultimate entitlement to indemnification.

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

Upon the completion of our IPO, we became subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and, after we are no longer an “Emerging Growth Company” for purposes of the Jumpstart Our Business Startups Act (the “JOBS Act”), our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. To the extent applicable, these reporting and other obligations place or will place significant demands on our management, administrative, operational, internal audit and accounting resources and will cause us to incur significant expenses. We may need to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. We believe that we have in place, or will have in place at the end of any applicable phase-in periods permitted by the NYSE, the SEC and the JOBS Act, accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

We elected and qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT and remain so qualified, we must meet, on an ongoing basis, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.

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

In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In IRS Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although IRS Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

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

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a loan is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property securing the loan based on a fraction, the numerator of which is the value of such real property, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. IRS Revenue Procedures 2011-16 and 2014-51, interpret the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal. The interest apportionment regulations apply only if the loan in question is secured by both real property and other property.

If the IRS were to assert successfully that our loans were secured by property other than real estate, the interest apportionment rules applied for purposes of our REIT testing, and that the position taken in IRS Revenue Procedures 2011-16 and 2014-51 should be applied to certain loans in our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we may fail to meet the 75% REIT gross income test. If we do not meet this test, we could potentially lose our REIT qualification or be required to pay a penalty to the IRS.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges interest rate risk on liabilities used to carry or acquire real estate assets, or certain other specified types of risk, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although such losses may be carried forward to offset future taxable income of the TRS.

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

On May 14, 2014, the U.S. Department of the Treasury published proposed regulations which, if adopted in the form proposed, would revise the definition of “real property” for purposes of the REIT income and asset tests. The proposed regulations are not yet in effect, and, depending upon whether and in what form they are actually adopted and how if adopted they are interpreted, may affect the classification of certain of our assets under these tests, and thus could require us to alter our mix of assets, adjust our approach to qualifying as a REIT or adjust our business strategy. The proposed regulations are proposed to be effective for calendar quarters beginning after they are published in final form. The Treasury has not indicated whether or when the proposed regulations will be finalized.

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

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2014, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the NYSE on April 18, 2013 under the symbol “HASI.” Prior to that time, there was no public trading market for our common stock. On March 2, 2015 the last sales price for our common stock on the NYSE was $16.79 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter since it commenced trading on the NYSE on April 18, 2013 until December 31, 2014:

2014:	High	Low	Dividends
October 1, 2014 through December 31, 2014	$14.48	$13.07	$0.26
July 1, 2014 through September 30, 2014	14.87	13.28	0.22
April 1, 2014 through June 30, 2014	14.88	12.91	0.22
January 1, 2014 through March 31, 2014	15.11	12.61	0.22

October 1, 2013 through December 31, 2013	$14.15	$11.03	$0.36
July 1, 2013 through September 30, 2013	12.51	11.05	0.06
April 18, 2013 through June 30, 2013	12.51	9.15	—

Holders

As of March 2, 2015, we had 123 registered holders of our common stock. The 123 holders of record does not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.

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

During 2013 and 2014, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and the SNL Finance REIT Index and the Dow Jones Utility Average which are peer group indexes from April 18, 2013 (using the closing pricing on our first day of trading on the NYSE) to December 31, 2014. The graph assumes that $100 was invested at closing on April 18, 2013 in our shares of common stock, the S&P 500 Index, and the peer group indexes and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Index	04/18/13	12/31/13	12/31/14
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$126.51	$137.59
S&P 500 Index	$100.00	$121.73	$138.39
SNL Finance REIT Index (1)	$100.00	$84.25	$96.48
Dow Jones Utility Average	$100.00	$96.99	$126.71

Source: SNL Financial LC, Charlottesville, VA© 2014

(1)

As of December 31, 2014, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust, Inc.; American Capital Agency Corp.; American Capital Mortgage Investment Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Apollo Residential Mortgage, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Bimini Capital Management, Inc.; Blackstone Mortgage Trust, Inc.; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; Colony Financial, Inc.; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Five Oaks

Investment Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Hatteras Financial Corp.; Invesco Mortgage Capital Inc.; iStar Financial Inc.; JAVELIN Mortgage Investment Corp.; JER Investors Trust Inc.; MFA Financial, Inc.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Newcastle Investment Corp.; NorthStar Realty Finance Corp.; Orchid Island Capital, Inc.; Origen Financial, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Two Harbors Investment Corp.; United Development Funding IV, Western Asset Mortgage Capital Corporation; and ZAIS Financial Corp.

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

As of December 31, 2014, we have granted 964,820 shares of our restricted common stock, which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees. In addition, from January 1, 2015 through March 2, 2015, we have granted 31,557 shares of our restricted common stock, which are subject to vesting, and in some cases, performance requirements, to our directors, officers and other employees.

The following table presents certain information about our equity compensation plan as of December 31, 2014:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	976,487
Equity compensation plans not approved by stockholders	—

Total	976,487

(1)	The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. As of December 31, 2014, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase share of our common stock.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

For the year ended December 31, 2014, we redeemed 131,093 OP units held by our non-controlling interest holders for cash of $1.8 million. During the year ended December 31, 2014, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock units issued in connection with our IPO.

The table below summarizes all of our redemption of OP units and repurchases of common stock during 2014:

Period		Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2014	OP unit redemption	112,577	$13.52	N/A	N/A
April 2014	Common stock repurchase (1)	15,525	$13.18	N/A	N/A
May 2014	OP unit redemption	7,406	$13.28	N/A	N/A
July 2014	OP unit redemption	11,110	$14.49	N/A	N/A

(1)	The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

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

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto. The Predecessor’s fiscal year ended on September 30 of each year. Our fiscal year ends on December 31 of each year, beginning with the year ended December 31, 2013. The historical consolidated balance sheet information as of September 30, 2012, 2011, and 2010 are of the Predecessor and the consolidated statements of operations information for the three months ended December 31, 2012 and for the years ended September 30, 2012, 2011, and 2010 are of the Predecessor and, along with the consolidated balance sheets of our company as of December 31, 2014 and 2013 and the consolidated statement of operations of our company for the years ended December 31, 2014 and 2013, have been derived from the historical audited consolidated financial statements and related notes. The historical condensed consolidated statements of operations information for the three-month periods ended December 31, 2011 has been derived from the unaudited historical condensed consolidated financial statements of the Predecessor, which we believe include all adjustments (consisting of normal recurring adjustments) necessary to present the information set forth therein under U.S. GAAP. The results of operations for the interim three month periods ended December 31, 2012 and December 31, 2011 are not necessarily indicative of the results to be obtained for the full fiscal year.

	Years Ended December 31,		Three Months Ended December 31,		Years Ended September 30,
	2014	2013	2012	2011	2012	2011	2010
				(unaudited)
		(Amounts in thousands, except per share data)
Net Investment Revenue:
Total investment revenue	$30,125	$17,365	$2,834	$3,350	$11,848	$11,739	$10,904
Investment interest expense	(16,655)	(9,815)	(2,347)	(2,821)	(9,852)	(9,442)	(9,606)

Net Investment Revenue	13,470	7,550	487	529	1,996	2,297	1,298
Provision for credit losses	—	(11,000)	—	—	—	—	—

Net Investment Revenue, net of provision	13,470	(3,450)	487	529	1,996	2,297	1,298
Other Investment Revenue:
Gain on sale of receivables and investments	13,250	5,597	2,534	1,940	3,912	4,025	6,322
Fee income	1,900	1,483	254	288	11,380	877	7,716

Other Investment Revenue	15,150	7,080	2,788	2,228	15,292	4,902	14,038

Total Revenue, net of investment interest expense	28,620	3,630	3,275	2,757	17,288	7,199	15,336

Compensation and benefits	(10,518)	(12,312)	(1,157)	(1,065)	(7,697)	(4,028)	(7,191)
General and administrative	(5,550)	(3,844)	(584)	(626)	(3,901)	(2,506)	(1,856)
Acquisition costs	(2,456)	—	—	—	—	—	—
Other, net	(300)	(359)	(137)	(153)	(602)	(630)	(871)
(Loss) income from equity method investment in affiliate	—	—	(448)	(799)	(1,284)	(5,047)	8,663

Other Expenses, net	(18,824)	(16,515)	(2,326)	(2,643)	(13,484)	(12,211)	(1,255)

Net income (loss) before income tax	9,796	(12,885)	$949	$114	$3,804	$(5,012)	$14,081

Income tax (expense) benefit	(26)	251	—	—	—	—	—

Net Income (Loss)	9,770	(12,634)	$949	$114	$3,804	$(5,012)	$14,081

Net income (loss) attributable to non-controlling interest holders	163	(2,175)

Net income (loss) income attributable to controlling shareholders	$9,607	$(10,459)

Balance Sheet Data (at Period End):
Financing receivables (1)	$552,706	$347,871			$195,582	$143,776	$159,210
Investments (1)	27,273	91,964			—	506	—
Real estate (2)	113,965	—			—	—	—
Equity method investment	143,903	—			—	—	—
Cash and cash equivalents	58,199	31,846			20,948	1,633	5,784
Total assets	1,010,257	571,432			232,463	174,594	192,226
Nonrecourse debt	320,771	259,924			200,283	148,177	163,889
Credit facility	315,748	77,114			4,599	6,895	4,336
Total liabilities	736,215	420,808			213,301	158,309	169,797
Total equity	274,042	150,624			19,162	16,285	22,429
Total liabilities and equity	1,010,257	571,432			232,463	174,594	192,226
Per Share Data:
Basic and diluted earnings per share	$0.43	$(0.68)
Weighted average shares outstanding—basic and diluted	20,656,826	15,716,250

Financing receivables (1)	$552,706	$347,871			$195,582	$143,776	$159,210
Investments (1)	27,273	91,964			—	—	—
Real Estate	113,965	—			—	—	—
Equity method investment	143,903	—			—	—	—
Plus Assets held in securitization trust	1,709,426	1,617,992			1,412,693	1,394,750	1,422,919

Managed Assets	$2,547,273	$2,057,827			$1,608,275	$1,538,526	$1,582,129

Investment revenue	$30,125	$17,365			$11,848	$11,739	$10,904
Income from assets held in securitization trust	92,139	86,256			84,582	82,176	72,126

Investment Revenue from Managed Assets	$122,264	$103,621			$96,430	$93,915	$83,030

Credit losses as a percentage of assets under management	0.0%	0.5%			0.0%	0.0%	0.0%

(1)	The December 31, 2014 balance excludes financing receivables held-for-sale of $62.3 million. The December 31, 2013 balance excludes financing receivable held-for-sale of $24.8 million and investments available-for-sale of $3.2 million, which were purchased in December 2013 and sold in the three month period ended March 31, 2014. It also excludes short term government securities held by the Predecessor prior to 2011.
(2)	Includes real estate intangibles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Our Business

We provide debt and equity financing to the energy efficiency and renewable energy markets. We focus on providing preferred or senior level capital to established sponsors and high credit quality obligors for assets that generate long-term, recurring and predictable cash flows. Since our IPO in April 2013 through December 31, 2014, we completed more than $1.5 billion of financing and investment transactions, including over $875 million of transactions in 2014.

Our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships, in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service providers, such as Honeywell International, Ingersoll-Rand, Johnson Controls, Schneider Electric, Siemens, SunPower and United Technologies as well as a number of U.S. utility companies. Since our IPO, a new group of public companies who own and operate renewable energy projects, referred to as YieldCos, has emerged and added additional financing opportunities, in addition to the existing utility-scale renewable energy independent power producers. We also rely on relationships with a variety of key financial participants, including institutional investors, private equity funds, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. We believe we are the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

We focus our investment activities primarily on:

•	Energy Efficiency Projects: projects, typically undertaken by ESCOs, which reduce a building’s or facility’s energy usage or cost by improving or installing various building components, including HVAC systems, lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems ; and

•	Renewable Energy Projects: projects that deploy cleaner energy sources, such as solar and wind to generate power production.

We may also provide financing solutions for other sustainable infrastructure projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

Our goal is to invest in assets that generate long-term, recurring and predictable cash flows or cost savings that will be more than adequate to deliver attractive risk-adjusted returns to our stockholders. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cashflow over the term of the financing or investment. We provide capital through debt financings and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure.

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. In April 2014 and October 2014, we completed follow on public offerings, raising net proceeds of approximately $70 million and $59 million, respectively. Our strategy in undertaking the public offerings was to expand our proven ability to serve our rapidly growing markets by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated financing strategies, we intend to hold a significantly larger portion of the assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings.

We expect to see, in comparison to historical periods, a much larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources. While we expect our investment interest expense to increase, we also expect that our net investment revenue, which represents the margin, or the difference between investment revenue and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings.

In our securitization transactions, we transfer the transactions we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles including to the Hannon Armstrong Multi-Asset Infrastructure Trust, or Hannie Mae. Large institutional investors, primarily insurance companies and commercial banks, historically provided the financing needed for a project by purchasing the notes issued by the trust or vehicle. The securitization market for the assets we finance remained active throughout the financial crisis due to investor demand for high credit quality, long-term investments. We typically arranged such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are normally associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we receive cash and record income as a gain on sale of receivables and investments. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We may periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

We completed over $875 million of transactions in 2014; approximately 75% of which were added to our balance sheet and 25% were securitized or syndicated. We refer to the transactions that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-consolidated equity interest in a project.

We began leasing real property to renewable projects in May 2014, when we acquired all of the outstanding member interests in AWCC for approximately $107 million. Through this acquisition and a series of follow on transactions, we own more than 10,500 acres of land that are under long-term lease agreements with over 20 solar projects, which we have recorded in our financial statements as real estate, and rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded in our financial statements as financing receivables. For further information on our real estate transactions, see Note 1 of the audited financial statements in this Annual Report on Form 10-K.

In October 2014, we invested approximately $144 million to acquire a portfolio of non-controlling equity investments in ten operating wind projects owned by an affiliate of JPMorgan. This transaction enables us to participate in the priority cash flows associated with these wind projects. We account for our investment in the wind projects as an equity method investment. As part of the transaction, we also borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral. For further information on these transactions, see Note 9 and Note 15 of the audited financial statements in this Annual Report on Form 10-K.

As of December 31, 2014, our Portfolio was approximately $900 million. Approximately 71% of our Portfolio consisted of loans, financing receivables, direct financing leases or debt securities with 68% structured with fixed rates and 3% structured with floating rates. Approximately 13% of our Portfolio was real estate with long-term leases and approximately 16% represented minority ownership of wind projects. Excluding our equity investments, approximately 46% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 52% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. In total, as of December 31, 2014, we managed approximately $2.5 billion of assets, which consisted of our Portfolio plus approximately $1.7 billion of assets held in non-consolidated securitization trusts. We refer to this $2.5 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close over the next year consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of December 31, 2014, this 12-month pipeline consisted of more than $2.0 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

Portfolio Size

The size of our Portfolio will be a key revenue driver. Generally, as the size of our Portfolio on our balance sheet grows the amount of our net investment revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to investment activity in our equity method affiliates, the income or loss from such investments will not be included in revenue but are reflected on a separate line in our income statement. In addition, we may decide for any particular project that we should securitize or otherwise sell a portion, or all, of the project, which would result in other investment income as, described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our investment revenue.

Income from Securitization, Syndication and Other Services

We will also earn other investment income by securitizing or selling all or a portion of our transactions and by servicing the securitization financings we arrange. For transactions that we securitize to a non-consolidated trust, we recognize a gain on securitization of the receivables. We receive a majority of the gain in cash and record the present value of the remaining portion as a retained interest in our securitization assets. We may also recognize additional income such as servicing fees from these securitization assets over the life of the project.

In many cases, we arrange the securitization of the loan or other asset prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are typically associated with traditional capital markets conduit transactions. In these cases, we avoid funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

We also generate fee income for syndications where we arrange financings that are held directly on the balance sheet of other investors or if we sell existing transactions to other investors. In these transactions, unless we decide to hold a portion of the economic interest of the transaction on our balance sheet, we have no exposure to risks related to ownership of those financings. We may charge advisory, retainer or other fees, including through our broker dealer subsidiary. As a large portion of these fees are earned upon the closing of a financing transaction, the timing of which will vary from quarter to quarter.

The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of our originated assets we decide to transfer to other investors. We view this other investment revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of fee income will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exception from registration under the 1940 Act.

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to keep our credit losses and financing costs low. While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in projects that do not depend on funding from the U.S. federal government. We increasingly target such projects as part of our strategy. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt, real estate or equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

Prior to our IPO, our origination activities consisted primarily of projects for which the U.S. federal government was the primary credit obligor, which did not, in our view, require a risk rating system that used specific metrics, such as watch lists, credit ratings or loan-to-value. However, as part of our expansion strategy, we have implemented a risk rating system to evaluate projects that we increasingly target, such as on balance sheet financing of projects undertaken by state and local governments, universities, schools and hospitals, as well as privately owned commercial projects. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third party credit scoring system. We then evaluate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary.

Changes in Market Interest Rates

Interest rates and prepayment speeds vary according to the type of asset, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our financings and services; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return investments to decline; and (4) the market value of interest rate swap agreements to increase, to the extent we, or the projects to which we provide capital, enter into such agreements as part of a hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our financings; (2) prepayments on our investments, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return investments to increase; and (5) the market value of interest rate swap agreements to decrease, to the extent we, or the projects to which we provide capital, enter into such agreements as part of our hedging strategy. We are, and will, in the future, be subject to changes in market interest rate for any new floating or inverse floating rate assets and credit facilities including our existing credit facility and the refinancing of our fixed rated debt. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. In addition, our ability to receive protection against prepayments which occur in a declining interest rate environment, including through the use of make-whole payments, will vary according to type of investment and obligor. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exception from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge interest rate risk. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations such as asset backed securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile.

Commodity Prices

When we provide debt or equity for a project that acts as a substitute for an underlying commodity we are exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs, ranging from 10 to 30 years, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, may be subject to risk if energy prices change. We believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects such as renewable energy that may be a substitute for natural gas. We seek to structure our energy efficiency financings so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.

Government Policies

We provide debt and equity financing to projects that typically depend in part on various U.S. federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of renewable energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy schedule to be reduced in the future), tax deductions, bonus depreciation as well as federal grants and loan guarantees. Incentives provided by state and local governments may include renewable portfolio standards, which specify the portion of the power utilized by local utilities that must be derived from renewable energy sources such as renewable energy as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as PACE. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure. Governmental agencies and other owners of real estate frequently depend on these policies to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced or not extended beyond their current expiration dates the demand for, and the returns available from, the financing we provide may decline, which could harm our business. Changes in government policies, support and incentives, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on our assets.

Market Conditions

We believe the market for the debt and equity transactions we provide is in the midst of a prolonged expansion, driven by several macro-economic and geopolitical trends, including:

•	prospects for global climate change caused by man-made greenhouse gas emissions;

•	volatile commodity prices;

•	national security risks associated with energy procurement that threaten energy supply;

•	governmental policies that seek to protect the environment;

•	fiscal challenges and budgetary constraints facing U.S. federal, state and local governments; and

•	changes in global banking regulations which increase banks’ capital requirements for financing long-lived projects thus reducing the amount of available bank financing for such projects.

In part due to this growing demand, we believe that a significant shortage of capital currently exists to satisfy the demands of our markets in the United States and around the world. In addition, government subsidies have, or are scheduled to, decline or expire. In addition, much of the capital that is available to the sector comes with conditions attached, including substantial minimum project size requirements, requirements that all project cash flows be fully contracted prior to any provision of financing, and the inability of lenders to take any “merchant” or investment risk with respect to various government incentives. We believe these conditions make it difficult for many project developers to access capital. In addition, for those developers who can gain access to capital, these conditions may lead to increased cost or delays in the commencement of project construction and operation. As a result, we believe a significant opportunity exists for us to provide new forms of capital to meet these growing demands.

Our Qualification as a REIT

We have elected to qualify, and operate our business so as to qualify, to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2013. We believe that we have been organized and operated, and we intend to continue to operate, in such a manner so as to qualify for taxation as a REIT under the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to satisfy, among other requirements, certain asset and income tests, some of which depend upon the classification of at least 75% of the “fair market value” of our assets as real estate assets under the Internal Revenue Code.

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

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a financing receivable is considered to be impaired, we record an allowance to reduce the carrying value of the financing receivable to the present value of expected future cash flows discounted at the financing receivable’s contractual effective rate or the amount realizable from other contractual terms such as the currently estimated fair market value of the collateral less estimated selling costs, if repayment is expected solely from the collateral. We charge off financing receivables against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

We record income from financing receivables held on our balance sheet on an accrual basis to the extent amounts are expected to be collected. We expect that income on our financing receivables will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective interest method. Premiums and discounts will be amortized or accreted into income over the lives of the financing receivables using the effective yield method, as adjusted for actual prepayments in accordance with ASC 310-40, Receivables—Nonrefundable Fees and Other Costs. For financing receivables that are direct financing leases under ASC 840, Leases, we amortize the unearned income to income over the lease term to produce a constant periodic rate of return on the net investment in the lease.

Investments

Investments include debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. As a result of the sale of certain debt securities previously designated as held-to-maturity in 2014, we have designated our debt securities as available-for-sale and will carry these securities at fair value on our balance sheet from that date. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in equity on our balance sheet. Previously, we recorded our debt securities as held-to-maturity and thus had carried these securities on the balance sheet at amortized cost, which was initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method.

We evaluate our investments for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and value of the underlying project. We consider a number of qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction and support provided by the sponsor or guarantor.

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

We expect that income on investments that are debt securities will be accrued based on the actual coupon rate and the outstanding principal balance of such securities, or if no actual coupon rate exists, using the effective interest method. Premiums or discounts on investment securities are amortized or accreted into investment interest income using the effective interest method.

Real Estate

Real estate reflects land or other real estate held on our balance sheet. Real estate intangibles reflect the value of associated lease intangibles, net of any amortization. In accordance with ASC 805, Business Combinations, the fair value of the real estate acquired in a business combination with in-place leases is allocated to (i) the acquired tangible assets, consisting of land or other real property such as buildings, and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of other acquired intangible assets, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as intangible assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods reasonably assured of being exercised by the lessee. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential revenue (rent and expenses) lost if the leases were not in place (during downtime) and that would be incurred to obtain the lease. The amortization is calculated over the initial term unless management believes that it is reasonably assured that the tenant would exercise the renewal option, whereby we would amortize the value attributable to the renewal over the renewal period. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

We record the purchases of real estate, other than in a business combination (i.e. real estate with no in-places leases), at cost, including acquisition and closing costs.

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

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain minor interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

Gain or loss on the sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved.

We initially account for all separately recognized servicing assets at fair value and subsequently measure such servicing assets and liabilities using the amortization method. We assess servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, we will recognize the impairment in net income.

Servicing income is recognized as earned. Servicing assets and liabilities are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at December 31, 2014 and 2013) assessed for impairment.

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets in Other Assets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell our residual assets or (ii) it is not likely we will be required to sell our residual assets before their anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated OCI. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded in net income. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Other Fee Income

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

Valuation of Financial Instruments

ASC 820 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands financial statement disclosure requirements for fair value measurements. ASC 820 further specifies a hierarchy of valuation techniques, which is based on whether the inputs into the valuation technique are observable or unobservable. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. At December 31, 2014 and 2013, only our residual assets, financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. We use our judgment and consider factors specific to the financial assets and liabilities measured at fair value in determining the significance of an input to the fair value measurements. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs that are used when little or no market data is available.

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

Substantially all of the activities of the special purpose entities that are formed for the purpose of holding our financing receivables and investments on our balance sheet are closely associated with our activities. Based on our assessment, we determined that we have power over and receive the benefits of these special purpose entities; hence, we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.

As described in Notes 1 and 2, in October 2014, we made a $144 million investment in Strong Upwind Holdings LLC (“Strong Upwind”) that is jointly owned with an affiliate of JP Morgan. We own 50% of the voting stock of Strong Upwind. Based on our assessment, we have determined that Strong Upwind is a voting interest entity and that we have the ability to exercise influence over its operating and financial policies and as such we account for the investment using the equity method. We share in the cash flow and tax attributes of Strong Upwind according to a negotiated schedule.

Strong Upwind purchased JPMorgan’s minority interest in four limited liability holding companies that own ten operating wind projects across five states. Each of the four holding companies is majority owned and operated by a large wind energy company. Based on our assessment, we have determined that each of the holding companies is a variable interest entity and that we have the ability to exercise influence over operating and financial policies of the holding companies, but we are not the primary beneficiary as we do not have the power to direct the most important decisions related to the most significant activities of the investment. After factoring in the various ownership interests, we own between 4% and 17.5% of the holding companies based on voting percentage. Thus we do not consolidate either Strong Upwind or the holding companies, but account for them using the equity method of accounting as described below.

Prior to December 2012, the Predecessor had an equity method investment in affiliate that was accounted for using the equity method of accounting. The Predecessor determined this investment was a variable interest entity under ASC 810 over which it had the ability to exercise influence over operating and financial policies of the investee, but it was not the primary beneficiary as it did not have the power to direct the most important decisions related to the most significant activities of the investment.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the partnership agreement, less distributions received. Because the partnership agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method.

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

Equity-Based Compensation

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted shares as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Under the 2013 Plan, we have granted service based awards to certain employees and directors. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Under the 2013 Plan, we also granted performance based restricted stock awards to certain employees. The fair value of the performance based awards is measured by the market price of our common stock on the date of the grant. The vesting of these awards is contingent upon achievement of certain performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately vest. The range of possible stock-based award vesting is generally between 0% and 150% of the initial target. If minimum performance targets are not attained, no awards will vest under the agreement. Compensation expense related to these awards is recognized based upon the fair market value of the shares on the date of grant over the requisite service period and based on our estimate of the achievement of the various performance targets, adjusted for forfeitures.

Results of Operations

Our strategy in undertaking the public offerings was to expand our demonstrated ability to serve our rapidly growing market by increasing our capital resources, enhancing our financial flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Thus, we expect over time to see significant increases in both investment revenue and investment interest expense. We also expect that our net investment revenue, which represents the margin, or the difference between investment revenue and investment interest expense, will increase due to a higher average margin on a per asset basis as well as growth in the overall amount of our investments. We expect our average margin will increase as a result of increased use of equity in place of debt as well as lower anticipated interest rates on our borrowings. We also expect to continue our practice of securitizing certain transactions, in which we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles.

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

Our Portfolio

As of December 31, 2014, our Portfolio was approximately $900 million. Approximately 71% of our Portfolio consisted of loans, financing receivables, direct financing leases or debt securities with 68% structured with fixed rates and 3% structured with floating rates. Approximately 13% of our Portfolio was real estate with long-term leases and approximately 16% represented minority ownership of wind projects. Excluding our equity investments, approximately 46% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 52% consisted of investment grade commercial obligations and 2% consisted of non investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. The weighted average remaining life of our Portfolio as of December 31, 2014, (excluding match-funded transactions) is approximately 13 years.

The following is an analysis of our Portfolio by type of obligor and credit quality as of December 31, 2014 with 98% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade		Commercial Non- Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investment (4)	Total
	Government (1)	Commercial Investment Grade (2)
	(dollar amounts in millions)
Financing receivables	$284	$268	$1	$553	$—	$553
Financing receivables held-for-sale	62	—	—	62	—	62
Investments	—	13	14	27	—	27
Real estate (5)	—	114	—	114	—	114
Equity method investment	—	—	—	—	144	144

Total	$346	$395	$15	$756	$144	$900

% of Debt and Real Estate Portfolio	46%	52%	2%	100%	N/A	N/A
Average Remaining Balance (6)	$11	$9	$14	$10	$14	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $263 million of U.S. federal government transactions and $83 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $56 million of the transactions have been rated investment grade by an independent rating agency.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis). Financing receivables are net of an allowance for credit losses of $1.2 million.
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Average Remaining Balance excludes 75 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $21.0 million.

The table below provides details on the interest rate and maturity of our financing receivables and investments:

	Balance in Millions	Maturity
Floating-rate financing receivable, interest rate of 3.17% per annum	$25	2025
Fixed-rate financing receivables, interest rates from 1.17% to 5.00% per annum	214	2015 to 2037
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	97	2015 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 13.36% per annum	218	2015 to 2059

Financing receivables	554
Allowance for credit losses	(1)

Financing receivables, net of allowance	553
Financing receivables held-for-sale, interest rates from 3.65% to 3.99% per annum	62	2031 to 2032
Fixed-rate investment in debt securities, interest rates of 5.35% to 6.10% per annum	27	2017 to 2035

Total Financing Receivables and Investments	$642

We own $14 million of senior secured debt securities (classified in commercial non-investment grade) in an operating wind project with a long-term power purchase agreement. The total outstanding balance of the debt securities is $61 million with the remaining portion owned by a large financial institution. An intercompany tax credit agreement was terminated when the parent company of the project was acquired by NRG Energy, Inc. The termination resulted in an event of default under the project financing arrangement. In addition, the trustee determined that an event of default arose in February 2015 from the borrower’s failure to deliver sufficient funds for allocation of the pro rata principal and interest due for the month of February. Payments to the holders of the debt security are current and, based on information received from the trustee, the project has sufficient cash on hand to make the next semi annual debt payment. The holders are in negotiations with the projects owners. We have evaluated an updated cash flow model for the project and have concluded that debt security is not impaired as of December 31, 2014.

In December 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan made in May 2013 to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. In November 2014, we entered into a Forbearance and Mutual Release Agreement with EnergySource under which in full satisfaction of the remaining balance of our loan, we would realize a portion of the proceeds from the sale of land held by EnergySource. We expect our recovery from the land sale to equal the net balance of $0.8 million and have agreed to cap the recovery at $2.0 million. However, there can be no assurance as to the actual timing or ultimate recovery from any land sale or whether any land sale will in fact occur. As a result of this agreement, we charged off $9.8 million of the receivable against the allowance, resulting in a remaining allowance of $1.2 million. No interest income was accrued or collected in cash on the loan for the year ended December 31, 2014. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status at December 31, 2014 or 2013. There was no allowance for credit losses as of September 30, 2012, or provision for credit losses for the three months ended December 31, 2012 or for the year ended September 30, 2012. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the years ended December 31, 2014, 2013, and September 30, 2012, or for the three months ended December 31, 2012.

The table below presents, for each major category of our Portfolio (excluding our equity method investment) and our interest-bearing liabilities, the average outstanding balances, investment income earned or interest expense incurred, and average yield or cost. Our net investment margin represents the difference between the yield on our portfolio (including our rental income) and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity.

	Years Ended December 31,		Three Months ended December 31,	Year Ended September 30,
	2014	2013	2012	2012
	(In millions except for interest rate data)
Net Investment Revenue:
Interest Income, Financing receivables	$23.2	$15.5	$2.8	$11.8
Interest Income, Investments	3.8	1.9	—	—
Rental Income	3.1	—	—	—

Investment Revenue	30.1	17.4	2.8	11.8
Investment interest expense (2)	(15.2)	(9.8)	(2.3)	(9.8)

Net investment margin	$14.9	$7.6	$0.5	$2.0
Average monthly balance of financing receivables (1)	$423.8	$271.6	$191.7	$186.8
Average interest rate from financing receivables	5.47%	5.70%	5.91%	6.34%
Average monthly balance of investments	$66.5	$34.0	$—	$—
Average interest rate from investments	5.67%	5.57%	—	—
Average monthly balance of real estate	$50.2	$—	$—	$—
Average yield on real estate	6.33%	—	—	—
Average monthly balance of Portfolio	$540.5	$305.7	$191.7	$186.8
Average yield from Portfolio	5.57%	5.68%	5.91%	6.34%
Average monthly balance of debt (2)	$380.7	$229.1	$196.3	$191.3
Average interest rate from debt (2)	3.99%	4.28%	4.78%	5.15%
Average interest spread (2)	1.58%	1.40%	1.13%	1.19%
Net investment margin (2)	2.76%	2.47%	1.02%	1.07%

(1)	Excludes financing receivables held-for-sale of $62.3 million and $24.8 million and the allowance for credit losses of $1.2 million and $11.0 million as of December 31, 2014 and 2013, respectively.
(2)	We have excluded interest expense of $1.5 million and the average monthly balance of debt of $29.0 million on the $115 million nonrecourse asset-backed loan that is secured by our equity investment in the wind projects with a fixed interest rate of 5.74% because our earnings on the equity investment in the wind projects are not included in Investment Revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of December 31, 2014:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Financing Receivables (1)	$552.7	$32.3	$118.7	$138.2	$263.5
Investments (1)	$27.3	$1.9	$14.6	$2.5	$8.3

(1)	Financing receivables does not include financing receivables held-for-sale of $62.3 million or the allowance for credit losses of $1.2 million as of December 31, 2014.

For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of December 31, 2014, see Note 6 of our audited financial statements in this Annual Report on Form 10-K.

Our real estate investments are rented under long term land lease agreements with expiration dates that range between 2033 and 2044 under the initial terms and 2047 and 2061 assuming expected extensions. For a schedule of our future minimum rental income under our land lease agreements as of December 31, 2014, see Note 6 of our audited financial statements in this Annual Report on Form 10-K.

For information on our residual assets relating to our securitization trusts, see Note 3 of our audited financial statements in this Annual Report on Form 10-K. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 2013

	Years ended December 31		$ Change	% Change
	2014	2013
	(In thousands)
Net Investment Revenue:
Interest Income, Financing receivables	$23,178	$15,468	$7,710	49.8%
Interest Income, Investments	3,772	1,897	1,875	98.8%
Rental Income	3,175	—	3,175	NM

Investment Revenue	30,125	17,365	12,760	73.5%
Investment interest expense	(16,655)	(9,815)	(6,840)	(69.7%)

Net Investment Revenue	13,470	7,550	5,920	78.4%

Provision for credit losses	—	(11,000)	11,000	100.0%

Net Investment Revenue, net of provision	13,470	(3,450)	16,920	490.4%

Other Investment Revenue:
Gain on sale of receivables and investments	13,250	5,597	7,653	136.7%
Fee income	1,900	1,483	417	28.1%

Other Investment Revenue	15,150	7,080	8,070	114.0%

Total Revenue, net of investment interest expense and provision	28,620	3,630	24,990	688.4%

Compensation and benefits	(10,518)	(12,312)	1,794	14.6%
General and administrative	(5,550)	(3,844)	(1,706)	(44.4%)
Acquisition costs	(2,456)	—	(2,456)	NM
Other, net	(300)	(359)	59	16.4%

Other Expenses, net	(18,824)	(16,515)	(2,309)	(14.0%)

Net Income (Loss) before income tax	9,796	(12,885)	22,681	176.0%
Income tax (expense) benefit	(26)	251	(277)	(110.4%)

Net Income (Loss)	$9,770	$(12,634)	$22,404	177.3%

*	NM – Percentage change is not meaningful.

Net income increased by $22.4 million to $9.8 million for the year ended December 31, 2014, compared to a loss of $12.6 million for the same period in 2013. This increase was primarily the result of a $25.0 million increase in total revenue, net of investment interest expense and provision that was driven primarily by higher net investment revenue, net of provision of $16.9 million due to the increase in the size of our Portfolio including our new investments in real estate that are driving the increase in rental income and the $11 million provision for credit losses in 2013. Higher other investment revenue of $8.1 million was driven by an increase in our securitization transactions and sale of available-for-sale investments when comparing the year ended December 31, 2014 to the same period in 2013. In addition, other expenses, net increased by $2.3 million due primarily to acquisitions costs of $2.5 million and a $1.6 million net increase in general and administrative expenses and other resulting from higher legal, consulting and accounting costs associated with being a public company, offset by a $1.8 million decrease in equity-based compensation, during the year ended December 31, 2014, compared to the same period in 2013.

Net Investment Revenue

Net investment revenue increased to $13.5 million for the year ended December 31, 2014, from $7.6 million in the same period in 2013. The increase was driven primarily by an increase in the average size of our Portfolio of assets held during the year ended December 31, 2014, when compared to the same period in 2013. The monthly average Portfolio balance increased to approximately $541 million in the year ended December 31, 2014, from approximately $306 million in the same period in 2013. This increase in our Portfolio was driven by our strategy to hold more originated transactions on our balance sheet to increase our shareholders’ value. The increase in our Portfolio was partially offset by a decline in average interest rates earned on these assets, which decreased to 5.57% in the year ended December 31, 2014, from 5.68% in the same period in 2013. This decrease was driven primarily by the impact of the current lower interest rate environment as compared to the historical rate environment when our legacy portfolio was originated. Our larger Portfolio, partially offset by lower interest rates, generated a $12.7 million increase in investment revenue to $30.1 million during the year ended December 31, 2014, compared to $17.4 million during the same period in 2013.

We used our existing credit facility and our nonrecourse debt to finance the majority of the growth in our Portfolio as the monthly average debt balance increased in the year ended December 31, 2014, to approximately $381 million compared to approximately $229 million during the same period in 2013. This increase in our monthly average debt balance was the primary driver for the increase in our investment interest expense of $6.8 million, when comparing the year ended December 31, 2014, to the same period ended December 31, 2013. Our average debt rate decreased to 3.99% during the year ended December 31, 2014, from 4.28% for the same period ending December 31, 2013 due to the lower interest rates on our credit facility and our asset backed debt as compared to our historical match funded other nonrecourse debt. In addition, our investment interest expense increased by $1.5 million as a result the issuance of nonrecourse debt of $115 million used to fund our investment in the Strong Upwind joint venture.

As a result of the increase in the size of our Portfolio offset by an increase in the debt used to finance the Portfolio, net investment revenue increased to $13.5 million for the year ended December 31, 2014, from $7.6 million for the same period ended in 2013.

Other Investment Revenue

Gain on sale of receivables and investments increased by $7.7 million for the year ended December 31, 2014, when compared to the year ended December 31, 2013. The increase was the result of higher transaction volume in 2014 when compared to 2013. Fee income in 2014 also increased by $0.4 million to $1.9 million for the year ended December 31, 2014, from $1.5 million for the year ended December 31, 2013, primarily as a result of an increase in the value of syndication fee transactions closed in 2014 when compared to such transactions closed in 2013.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $25.0 million to $28.6 million for the year ended December 31, 2014, compared to $3.6 million for the same period in 2013. This increase was primarily a result of the increase in net investment revenues due to an increase in the size of our Portfolio and higher transaction volumes driving the increases in other investment revenue when comparing the year ended December 31, 2014, to the year ended December 31, 2013. Additionally, there was no provision for credit loss recorded in the year ended December 31, 2014, while a provision for credit loss of $11.0 million relating to a mezzanine debt investment in a geothermal project was recorded in the year ended December 31, 2013.

Other Expenses, Net

Other expenses, net increased by $2.3 million to $18.8 million in the year ended December 31, 2014, compared to $16.5 million in the same period in 2013, primarily as a result of acquisition costs of $2.5 million related to the 2014 business combinations including the AWCC and other smaller real estate acquisitions and higher general and administrative expenses and other of $1.6 million due to an increase in legal and professional fees related to being a public company. These increases were offset by lower compensation and benefits costs of $1.8 million driven by the one-time IPO related equity-based compensation expense charge in 2013 of $5.8 million, which was partially offset by higher equity-based compensation expenses of $3.9 million and staff costs of $0.1 million in 2014 when compared to 2013 excluding the one-time IPO related charge.

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

	Years ended
	December 31, 2013	September 30, 2012	$ Change	% Change
	(In thousands)
Net Investment Revenue:
Investment Revenue	$17,365	$11,848	$5,517	46.6%
Investment interest expense	(9,815)	(9,852)	37	0.4%

Net Investment Revenue	7,550	1,996	5,554	278.3%

Provision for credit losses	(11,000)	—	(11,000)	NM

Net Investment Revenue, net of provision	(3,450)	1,996	(5,446)	(272.8)%

Other Investment Revenue:
Gain on sale of receivables and investments	5,597	3,912	1,685	43.1%
Fee income	1,483	11,380	(9,897)	(87.0)%

Other Investment Revenue	7,080	15,292	(8,212)	(53.7)%

Total Revenue, net of investment interest expense and provision	3,630	17,288	(13,658)	(79.0)%

Compensation and benefits	(12,312)	(7,697)	(4,615)	(60.0)%
General and administrative	(3,844)	(3,901)	57	1.5%
Other, net	(359)	(602)	243	40.4%
Loss from equity method investment in affiliate	—	(1,284)	1,284	NM

Other Expenses, net	(16,515)	(13,484)	(3,031)	(22.5)%

Net (Loss) Income before income tax	(12,885)	3,804	(16,689)	(438.7)%
Income tax benefit (expense)	251	—	251	NM

Net (Loss) Income	$(12,634)	$3,804	$(16,438)	(432.1)%

*	NM – Percentage change is not meaningful.

Net Income

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

Net Income

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

Comparison of the Three Months Ended December 31, 2012 to the Three Months Ended December 31, 2011

	Three Months Ended December 31,
	2012	2011	$ Change	% Change
	(In thousands)
Net Investment Revenue:	(unaudited)
Investment Revenue	$2,834	$3,350	$(516)	(15.4)%
Investment interest expense	(2,347)	(2,821)	474	16.8%

Net Investment Revenue	487	529	(42)	(7.9)%

Other Investment Revenue:
Gain on sale of receivables and investments	2,534	1,940	594	30.6%
Fee income	254	288	(34)	(11.8)%

Other Investment Revenue	2,788	2,228	560	25.1%

Total Revenue, net of investment interest expense	3,275	2,757	518	18.8%

Compensation and benefits	(1,157)	(1,065)	(92)	(8.6)%
General and administrative	(584)	(626)	42	6.7%
Other, net	(137)	(153)	16	10.5%
Loss from equity method investment in affiliate	(448)	(799)	351	43.9%

Other Expenses, net	(2,326)	(2,643)	317	12.0%

Net Income	$949	$114	835	732.5%

Net income increased by $0.8 million to $0.9 million for the three months ended December 31, 2012, compared to $0.1 million for the same period in 2011. This increase was the result of an increase in other investment revenue of $0.5 million and a lower loss from an equity method investment in affiliate of $0.4 million offset by increased compensation cost of $0.1 million.

Net Investment Revenue

Net investment revenue was unchanged at $0.5 million in the three months ended December 31, 2012, compared to the comparable period in 2011. While the monthly average balance of investments in financing receivables increased to $191.7 million in the three months ended December 31, 2012 from $145.0 million in the comparable period in 2011, the average interest rate earned on these assets decreased to 5.91% from 9.24% in three months ended December 31, 2011. The decline in the interest rate earned resulted from the timing of principal repayments and the yield differences on the financing receivables held during the periods. A large project began in late 2010, resulting in higher investment revenue in 2011 and there was a one-time pass through of investment revenue and expense of approximately $0.6 million relating to a partial prepayment of a fixed rate loan in the three months ended December 31, 2011. In addition, due to generally lower interest rates in 2012 as compared to 2011, the interest rates earned on new projects fell as did the cost of new nonrecourse debt. As a result, investment revenue declined by $0.5 million to $2.8 million in the three month period ended December 31, 2012 as compared to $3.3 million in the three month period ended December 31, 2011.

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

Other Expenses, Net

Other expenses, net decreased by $0.3 million to $2.3 million in the three months ended December 31, 2012, compared to $2.6 million in the comparable period in 2011, primarily as a result of a decrease in the loss from equity method investment in affiliate of approximately $0.4 million to $0.4 million in the three months ended December 31, 2012, compared to $0.8 million in the comparable period in 2011. The decrease in this loss was the result of the Hudson Ranch Power I, LLC (“Hudson Ranch”) plant being placed in operation in 2012 and our lower share of the earnings in the plant as a result of the sale of equity in Hudson Ranch in September 2012. As of December 31, 2012, we had distributed this investment to the Predecessor’s owners.

Net Income

Net income increased by approximately $0.8 million to $0.9 million in the three months ended December 31, 2012, compared to $0.1 million in the comparable period in 2011 due primarily to the increase in other investment revenue and a decrease in the loss from equity method investment in affiliate.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) core earnings, (2) managed assets and (3) investment income from managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.

Core Earnings

We calculate Core Earnings as U.S. GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one time acquisition related costs, if any and any non-cash tax charges. We also make an adjustment to account for our equity method investment in the wind projects on an effective interest method as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Our equity method investment in the wind projects is structured in a typical wind partnership “flip” structure where we, along with a number of other institutional investors, receive a pre-negotiated preferred return consisting of a priority distribution from the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership flips and the project owner receives the majority of the cash flow with the institutional investors retaining an ongoing residual interest. Given this structure, we negotiated our purchase price of this investment based on our assessment of the expected cash flows from this investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. Under U.S. GAAP, we are required to account for this investment utilizing a hypothetical liquidation at book value method (“HLBV”), in which we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, in this case, at the end of the immediately preceding quarter after adjusting for any distributions or contributions made during such quarter. As HLBV incorporates non-cash items, such as depreciation, and because we are entitled to receive a preferred return of cash flows on our investment independent of how profits and losses are allocated, the HLBV allocation does not, in our opinion, reflect the economics of our investment. As a result, and in an attempt to treat these investments in a manner similar to our other investments and our initial valuation, in calculating our Core Earnings for the above periods, we adjusted the income we receive from this investment as if we were recognizing income or loss based on an effective interest methodology. Generally, under this methodology income is recognized over the life of the asset using a constant effective yield. The initial constant effective yield we selected is equal to the discount rate we used in making our investment decision. On at least a quarterly basis, we will review and, if appropriate, adjust this discount rate and the income or loss we receive from this investment for purposes of calculating our Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. We borrowed $115 million on a nonrecourse basis using this $144 million equity method investment as collateral. Included in our U.S. GAAP investment interest expense for the quarterly period is $1.5 million of interest expense related to this loan.

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

We have calculated our Core Earnings for the years ended December 31, 2014 and 2013. We did not use Core Earnings and thus have not calculated it for periods prior to our IPO. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	For the Years Ended December 31,
	2014		2013
	$	Per Share	$	Per Share
	(in thousands, except per share amounts)
Net income (loss) attributable to controlling shareholders	$9,607	$0.43	$(10,459)	$(0.68)
Core Earnings Adjustments
Equity method investment in Wind Projects	2,376		—
Non-cash equity-based compensation charge	5,187		7,079
Non-cash provision for credit losses (1)	—		11,000
Business combination acquisition costs	2,456		—
Amortization of real estate intangibles	276		—
Amortization of other intangibles	203		265
Non-cash provision (benefit) for taxes	9		(251)
Current year earnings attributable to minority interest	163		(2,175)
Pre-IPO losses attributable only to minority interest (2)	—		1,880

Core Earnings (3)	$20,277	$0.93	$7,339	$0.43

(1)	For further information on our provision for credit losses, see Note 6 of our audited financial statements in this Annual Report on Form 10-K.
(2)	Excludes amount allocated to Predecessor’s members prior to the IPO.
(3)	Core Earnings per share is based on 21,870,184 and 16,886,041 shares for the years ended December 31, 2014 and 2013, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

Managed Assets and Investment Income from Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we also calculate both our investments and our investment revenue on a non-GAAP “managed” basis, which assumes that securitized loans are not sold, with the effect that the income from securitized loans is included in our revenue in the same manner as the income from loans that we consolidated on our balance sheet. We believe that our managed basis information is useful to investors because it portrays the results of both on-and off-balance sheet loans that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of loans reported on our consolidated balance sheet and our retained interests in securitized loans. Our non-GAAP managed basis measures may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP financing receivables and investments to our managed assets as of December 31, 2014, 2013 and 2012, and September 30, 2012 and our U.S. GAAP income from financing receivables to our investment revenue from managed assets for the years ended December 31, 2014, 2013, the three months ended December 31, 2012, and the year ended September 30, 2012:

	As of December 31,			As of September 30,
	2014	2013	2012	2012
	(In thousands)
Financing receivables (1)	$552,706	$347,871	$191,399	$195,582
Investments (1)	27,273	91,964	—	—
Real estate	113,965	—	—	—
Equity method investment in affiliate	143,903	—	—	—
Assets held in securitization trusts	1,709,426	1,617,992	1,431,635	1,412,693

Managed Assets	$2,547,273	$2,057,827	$1,623,034	$1,608,275

(1)	As of December 31, 2014, Managed Assets excludes financing receivables held for sale of $62.3 million. For December 31, 2013, Managed Assets excludes financing receivables held-for-sale of $24.8 million and investments held-for-sale of $3.2 million that were purchased in December 2013 and sold in the three month period ended March 31, 2014.

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2012	2012
	(In thousands)
Investment Revenue	$30,125	$17,365	$2,834	$11,848
Income from assets held in securitization trusts	92,139	86,256	20,670	84,582

Investment Revenue from Managed Assets	$122,264	$103,621	$23,504	$96,430

Other Financial Measures

The following are certain financial measures for the years ended December 31, 2014, 2013 and September 30, 2012.

	Years Ended December 31,		Year Ended September 30,
	2014	2013	2012
Return on assets	1.2%	(3.2)%	1.9%
Return on equity	4.6%	(16.1)%	21.5%
Average equity to average total assets ratio	26.8%	20.0%	8.7%

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make debt and equity investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date. The facility has been increased to $450 million with maximum total advances of $1.35 billion and the facility was extended an additional year and matures in July 2019.

In addition, in December 2013, we issued a $100 million, 2.79% fixed rate asset backed nonrecourse note that matures in 2019, our first HASI Sustainable Yield Bond (the “Notes”). We believe that this financing was one of the first asset-backed securitizations that provided details on the GHG emissions saved by the technologies that secured the financing. In October 2014, we entered into a $115 million nonrecourse asset-backed loan with a fixed interest rate of 5.74% using our equity investment in the wind projects as collateral for this loan.

Prior to our IPO, we financed our business primarily through fixed rate nonrecourse debt where the debt was match-funded with corresponding fixed rate yielding assets and through the use of securitizations. In our securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have provided the financing needed for these assets by purchasing the notes issued by the funding vehicle.

We continue to use both of these funding sources and, as of December 31, 2014, we had outstanding approximately $113 million of this match funded debt, all of which was consolidated on to our balance sheet. As of December 31, 2014, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.7 billion. For further information on the revolving credit facility, asset backed nonrecourse notes, and our nonrecourse match funded debt, see Note 8 and Note 9 of our audited financial statements included in this Annual Report on Form 10-K.

We plan to use other fixed and floating rate borrowings in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors.

The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and portfolio management considerations, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financings arrangements.

We may raise funds through capital market transactions by issuing capital stock. In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. In April 2014 and October 2014, we completed follow on public offerings, raising net proceeds of approximately $70 million and $59 million, respectively. In August 2014, we filed a registration statement with the SEC registering the possible offering and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares and warrants and rights (collectively referred to as the “securities.”) We may offer the securities directly, through agents, or to or through underwriters. Sales of the securities may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The specific terms of the securities offering and the names of any underwriters involved in the sale of the securities will be set forth in the applicable prospectus supplement.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Prior to our IPO, we primarily financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt.

Since the IPO, we had a leverage target of less than two to one across our overall portfolio. Our debt to equity ratio was approximately 1.9 to 1 as of December 31, 2014. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 40% as of December 31, 2014. Given our increased level of fixed rate debt, we have decided to increase our leverage target to 2.5 to 1 beginning in March 2015. We calculate both of these ratios exclusive of securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt.

We intend to use leverage for the primary purpose of financing our portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage target, if our board of directors approves a material change to our leverage target, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.

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

Sources and Uses of Cash

We had $58.2 million $31.8 million, $8.0 million, $20.9 million of unrestricted cash and cash equivalents as of December 31, 2014, 2013 and 2012, and September 30, 2012, respectively. As a result of our post IPO strategy and our intention to hold more direct economic interests in our assets in the future, we do not believe that our sources and uses of cash for the historical periods as set forth below are comparable to our sources and uses of cash following our IPO.

Cash Generated from Operating Activities

Net cash provided by operating activities was $5.1 million for the year ended December 31, 2014, driven by net income of $9.8 million and $8.5 million of non-cash items, consisting primarily of equity-based compensation and amortization of deferred financing fees. This was offset by gain on sales of financing receivables and investments of $6.0 million which is included in cash flows from investing activities. This was further offset by cash used to pay accounts payable and accrued expenses and other of $3.2 million and noncash gain on sales and payments in kind income of $4.0 million.

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

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $319.3 million for the year ended December 31, 2014. We added to our Portfolio of investments $153.5 million in real estate assets, including the real estate business acquisitions in 2014 and subsequent purchases of real estate, and $144.0 million in an equity method investment. In addition, we invested $234.8 million in the purchase of financing receivables and investments. These investments in our Portfolio were partially offset by sales of financing receivables and investments and principal collections of $105.6 million and $69.5 million, respectively. In addition, we released $37.9 million of restricted cash during the year ended December 31, 2014.

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

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $340.5 million for the year ended December 31, 2014. This includes cash of $310.5 million provided from borrowings under our credit facility to fund our Portfolio growth, $115.3 million provided from nonrecourse borrowings to fund our investment in the wind projects and $129.3 million of net proceeds from the sale of our common stock. These cash receipts were partially offset by payments on our deferred funding obligations of $67.4 million, payments on our credit facility and nonrecourse debt of $72.1 million and $55.6 million, respectively and payments of deferred financing costs of $3.8 million. For the year ended December 31, 2014, dividends and distributions were $13.9 million and we redeemed 131,093 OP units held by our non-controlling interest holders for cash of $1.8 million.

Net cash provided by financing activities was $263.9 million for the year ended December 31, 2013. Our IPO resulted in net proceeds of $160.0 million. Total borrowings were $260.1 million with borrowings from the new credit facility of $131.0 million and nonrecourse borrowings of $129.1 million, including our new private placement of asset-backed nonrecourse notes of $100.0 million. Payments of $65.2 million and $58.0 million were made on nonrecourse debt and on the credit facilities, respectively, and $16.9 million was paid on deferred funding obligations. Dividends and distributions were $7.1 million and $8.7 million was used on deferred transactions costs associated with the new credit facility and the asset-backed nonrecourse notes. The transaction costs will be amortized as a component of interest expense over the term of the agreements.

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

Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability of the credit facility as described below:

•	November 2013—the PF Loan Agreement was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent.

•	May 2014—the PF Loan Agreement was amended to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets.

•	August 2014—we entered into an amended and restated Loan Agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option and d) modified the timing of borrowings on certain projects.

•	September 2014—the Loan Agreements were amended to reduce the required notice period for advances.

•	December 2014—the Loan Agreements were amended to extend the maturity date of the facility to July 19, 2019 and to increase the PF Loan Agreement overall borrowing capacity by $475 million to $975 million and increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $75 million to $325 million. The G&I Loan Agreement was amended to decrease the G&I Loan Agreement overall borrowing capacity by $25 million to $375 million and decrease the maximum borrowings allowed at any point in time under the G&I Loan Agreement by $75 million to $125 million.

We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013. As part of our August and December 2014 amendments, we entered into amended and restated versions of these guaranties.

The Loan Agreements, as amended, provide for senior secured revolving credit facilities with total maximum advances of $1.35 billion (i) in the case of the G&I Loan Agreement, in the principal amount of $125 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $375 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $325 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $975 million. The scheduled termination date of each of the Loan Agreements is July 19, 2019. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

Any financing we propose to be included in the borrowing base as collateral under the Loan Agreements is subject to the approval of the administrative agent in its sole discretion. As part of the December 2014 amendment, we agreed to pay a placement fee of $20,000 for each financing added to the borrowing base after the date of the amendment. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. federal government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above.

We had outstanding borrowings under our credit facilities of $315.7 million and $77.1 million as of December 31, 2014 and 2013, respectively. We pledged $422.4 million and $114.3 million of financing receivables as collateral for the credit facility as of December 31, 2014 and 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.4% and 2.6% as of December 31, 2014 and 2013, respectively. We incurred approximately $10.8 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Each Loan Agreement also includes customary events of default, including the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the

Loan Agreements, acceleration of amounts due under both Loan Agreements, and accrual of default interest at a rate of LIBOR plus 2.50% in the case of the G&I Loan Agreement and at a rate of LIBOR plus 5.00% in the case of the PF Loan Agreement.

The Loan Agreements require that we maintain the following financial covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin of greater than:	zero
Maximum Debt to Equity Ratio of less than: (1)	4 to 1

(1)	Debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable.

We repaid our Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The facility had a balance of $4.6 million as of September 30, 2012. Interest paid under the facility was $0.3 million for the year ended September 30, 2012.

Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse asset-backed Notes with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The holders of the Notes (the “Noteholders”) can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of December 31, 2014 and 2013, we had $91.5 million and $100.1 million, respectively, of Notes outstanding, which were secured by $103.9 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make-whole payment calculated as the present value of remaining principal and interest payments using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. After December 2018, the Notes may be prepaid at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

In October 2014, through certain of our subsidiaries, we entered into a $115 million nonrecourse asset-backed loan agreement (the “ABS Loan Agreement”) with a fixed interest rate of 5.74%. The ABS Loan Agreement matures in September 2021. Principal and interest is paid quarterly starting in March 2015 with a minimum principal payment amount equal to one-half percent (0.5%) of the principal amount of the loan plus additional principal payments based on available cash flow and a target debt balance. HAT Holdings II LLC, an indirect TRS subsidiary of our company, has pledged its 100% ownership of the equity in HA Wind LLC which in turn has pledged all of its assets, which consists primarily of a 50% ownership interest in Strong Upwind, as security for the loan. The loan is otherwise non-recourse to the company. The expected remaining debt balance to be repaid at the maturity date is $20.2 million. The ABS Loan Agreement contains terms, conditions, covenants, and representations and warranties from HA Wind LLC that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The ABS Loan Agreement also includes customary events of default, the occurrence of which may result in termination of the Loan Agreement, acceleration of amounts due, and accrual of default interest at a rate of 7.74%.

We incurred approximately $1.7 million of costs associated with our asset-backed nonrecourse debt that have been capitalized (included in other assets on the consolidated balance sheets) and is being amortized using the effective interest method over the respective term.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $108.4 million and $156.4 million as of December 31, 2014 and 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of December 31, 2014, we employed 28 people. We intend to hire additional business professionals as needed to assist in the implementation of our new strategy. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Contractual Obligations and Commitments

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in July 2011 and amended in October 2013 to add additional space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under this lease commenced in March 2012 and incremental payments related to the amendment commenced in March 2014. In July 2014, we entered into a 5-year operating lease for office space in a satellite office in San Francisco, California. Lease payments under this lease commenced in August 2014.

The following table provides a summary of our contractual obligations as of December 31, 2014:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in thousands)
Long-Term Debt Obligations (1)	$320,771	$42,204	$68,891	$109,859	$99,817
Interest on Long-term Debt Obligations (1)	75,032	14,182	23,257	17,248	20,345
Credit Facility	315,748	348	—	315,400	—
Interest on Credit Facility (2)	34,046	7,469	14,938	11,639	—
Deferred Funding Obligations	88,288	73,271	15,017	—	—
Operating Lease Obligations	3,728	504	1,078	1,098	1,048

Total	$837,613	$137,978	$123,181	$455,244	$121,210

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest paid on these obligations was $9.7 million and $8.3 million for the years ended December 31, 2014 and 2013, respectively. Interest paid on the credit facilities was $3.5 million and $0.6 million for the years ended December 31, 2014 and 2013, respectively
(2)	Interest is calculated based on the interest rate in effect at December 31, 2014, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility.

Off-Balance Sheet Arrangements

As described under “—Critical Accounting Policies and Use of Estimates,” we have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of $6 million as of December 31, 2014 that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements included in this Annual Report on Form 10-K.

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

During 2013 and 2014, we declared the following dividends:

Declaration Date	Record Date	Payment Date	Amount per Share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26

Book Value Considerations

As of December 31, 2014, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the $27.3 million in investments available-for-sale and the $5.2 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of December 31, 2014, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

While we do not anticipate facing significant credit risk in our transactions related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in other projects including those projects we have under long-term lease arrangements that do not depend on funding from the U.S. federal government. We expect to increasingly target such projects as part of our strategy. In the case of various other projects, we are exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments as well as to the performance of the project. We may also encounter enhanced credit risk as we execute our strategy to increasingly include mezzanine debt or equity investments. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our agreements with customers and continual, active asset management and portfolio monitoring.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our credit facility, and in the future, will be subject to interest rate risk for any new floating or inverse floating rate assets and credit facilities. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities may be of limited duration and are periodically refinanced at then current market rates. We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded or fixed rate financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets, (2) to borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of December 31, 2014 and 2013, the estimated fair value of our fixed rate nonrecourse debt was $335 million and $267 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with $315.7 million outstanding as of December 31, 2014. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $315.7 million in variable rate debt by $0.4 million. Such hypothetical impact of interest rates on our credit facility does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in our financial structure.

We record our retained assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 of the audited financial statements in this Annual Report on Form 10-K for more information.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of December 31, 2014, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

Commodity Price Risk

Investments in projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we typically target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. However, we may also encounter commodity price risk for any portion of our existing projects that do not have long-term contracted revenues or sell on a spot-market basis. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like renewable energy which may be a substitute for natural gas. In addition, certain of our projects reduce the use of the commodity so the impact of a reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

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

Item 8. Financial Statements and Supplementary Data.

Hannon Armstrong Sustainable Infrastructure Capital, Inc., Consolidated Financial Statements, For the Years Ended December 31, 2014 and 2013, Three Months Ended December 31, 2012 and for the Year Ended September 31, 2012

Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets	93
Consolidated Statements of Operations	94
Consolidated Statements of Stockholders’ Equity	96
Consolidated Statements of Cash Flows	97
Notes to Consolidated Financial Statements	98

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2014 and 2013, the three months ended December 31, 2012 and the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannon Armstrong Sustainable Infrastructure Capital, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years ended December 31, 2014 and 2013, the three months ended December 31, 2012 and the year ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia

March 9, 2015

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31, 2014	December 31, 2013
Assets
Financing receivables	$552,706	$347,871
Financing receivables held-for-sale	62,275	24,758
Investments available-for-sale	27,273	3,213
Investments held-to-maturity	—	91,964
Real estate	90,907	—
Real estate related intangible assets	23,058	—
Equity method investment in affiliate	143,903	—
Cash and cash equivalents	58,199	31,846
Restricted cash and cash equivalents	11,943	49,865
Other assets	39,993	21,915

Total Assets	$1,010,257	$571,432

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses, and other	$11,408	$9,095
Deferred funding obligations	88,288	74,675
Credit facility	315,748	77,114
Asset-backed nonrecourse notes (secured by assets of $247.8 million and $109.5 million, respectively)	208,246	100,081
Other nonrecourse debt (secured by financing receivables of $108.4 million and $156.4 million, respectively)	112,525	159,843

Total Liabilities	736,215	420,808

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 26,377,111 and 15,892,927 shares issued and outstanding, respectively	264	159
Additional paid in capital	293,635	160,120
Retained deficit	(25,006)	(13,864)
Accumulated other comprehensive income	406	110
Non-controlling interest	4,743	4,099

Total Equity	274,042	150,624

Total Liabilities and Equity	$1,010,257	$571,432

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,		Three Months Ended December 31,	Year ended September 30,
	2014	2013	2012	2012
Net Investment Revenue:
Interest Income, Financing receivables	$23,178	$15,468	$2,834	$11,848
Interest Income, Investments	3,772	1,897	—	—
Rental Income	3,175	—	—	—

Investment Revenue	30,125	17,365	2,834	11,848
Investment interest expense	(16,655)	(9,815)	(2,347)	(9,852)

Net Investment Revenue	13,470	7,550	487	1,996
Provision for credit losses	—	(11,000)	—	—

Net Investment Revenue, net of provision for credit losses	13,470	(3,450)	487	1,996
Other Investment Revenue:
Gain on sale of receivables and investments	13,250	5,597	2,534	3,912
Fee income	1,900	1,483	254	11,380

Other Investment Revenue	15,150	7,080	2,788	15,292

Total Revenue, net of investment interest expense and provision	28,620	3,630	3,275	17,288

Compensation and benefits	(10,518)	(12,312)	(1,157)	(7,697)
General and administrative	(5,550)	(3,844)	(584)	(3,901)
Acquisition costs	(2,456)	—	—	—
Other, net	(300)	(359)	(137)	(602)
Loss from equity method investment in affiliate	—	—	(448)	(1,284)

Other Expenses, net	(18,824)	(16,515)	(2,326)	(13,484)

Net income (loss) before income taxes	9,796	(12,885)	949	3,804
Income tax (expense) benefit	(26)	251	—	—

Net Income (Loss)	$9,770	$(12,634)	$949	$3,804

Net income (loss) attributable to non-controlling interest holders	163	(2,175)

Net Income (Loss) attributable to controlling shareholders	$9,607	$(10,459)

Basic earnings per common share	$0.43	$(0.68)

Diluted earnings per common share	$0.43	$(0.68)

Weighted average common shares outstanding—basic	20,656,826	15,716,250
Weighted average common shares outstanding—diluted	20,656,826	15,716,250

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2012	2012
Net Income (Loss)	$9,770	$(12,634)	$949	$3,804
Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $0.2 million in 2014	300	(159)	19	217

Comprehensive income (loss)	$10,070	$(12,793)	$968	$4,021

Less: Comprehensive income (loss) attributable to non-controlling interests holders	167	(2,350)

Comprehensive income (loss) attributable to controlling shareholders	$9,903	$(10,443)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Series A Participating Preferred Units	Common Stock		Class A Common Units	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
		Shares	Amount
Balance at September 30, 2011	$10,401	—	$—	$52	$—	$5,796	$36	$—	$16,285
Net income						3,804			3,804
Unrealized gain on residual assets							217	—	217
Equity-based compensation				15					15
Distributions						(1,159)			(1,159)

Balance at September 30, 2012	10,401	—	—	67	—	8,441	253	—	19,162
Net income						949			949
Unrealized gain on residual assets							19	—	19
Return of capital on preferred units	(10,401)					—			(10,401)
Equity-based compensation				2					2
Distributions						(3,880)			(3,880)

Balance at December 31, 2012	—	—	—	69	—	5,510	272	—	5,851
Net loss						(10,459)	—	(2,175)	(12,634)
Unrealized (loss) on residual assets							16	(175)	(159)
Issue shares of common stock		15,795	158	(69)	157,892	—	—	—	157,981
Equity-based compensation				—	6,885	—		194	7,079
Establishment of non-controlling interest					(4,300)	(1,981)	(178)	6,459	—
Issuance (repurchase) of vested equity-based compensation shares		98	1		(357)			(10)	(366)
Dividends and distributions						(6,934)		(194)	(7,128)

Balance at December 31, 2013	—	15,893	159	—	160,120	(13,864)	110	4,099	150,624
Net income						9,607		163	9,770
Unrealized gain on securities							296	4	300
Issue shares of common stock		10,350	104		129,247	—			129,351
Equity-based compensation					5,106	—		81	5,187
Issuance (repurchase) of vested equity-based compensation shares		134	1		(206)				(205)
Redemption of OP units					(618)			(1,164)	(1,782)
Redemption value change for non-controlling interest redeemable for cash					(1,833)			1,833	—
Tax basis difference on contributed asset					1,819			39	1,858
Dividends and distributions						(20,749)		(312)	(21,061)

Balance at December 31, 2014	$—	26,377	$264	$—	$293,635	$(25,006)	$406	$4,743	$274,042

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

	Years Ended December 31,		Three Months Ended December 31,	Year Ended September 30,
	2014	2013	2012	2012
Cash flows from operating activities
Net income (loss)	$9,770	$(12,634)	$949	$3,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	522	340	105	440
Undistributed loss from equity method investment in affiliate	—	—	448	1,284
Equity-based compensation	5,187	7,079	2	15
Provision for credit losses	—	11,000	—	—
Amortization of deferred financing fees and other	2,785	1,078	157	480
Gain on sale of financing receivables and investments	(6,063)	—	—	—
Noncash gain on sales and payment in kind income	(3,928)	(390)	(136)	(53)
Changes in financing receivables held-for-sale and investments available-for-sale	25	(16,444)	—	—
Changes in accounts payable and accrued expenses	(3,201)	498	(2,638)	4,097
Other	26	(1,279)	(334)	(332)

Net cash provided by (used in) by operating activities	5,123	(10,752)	(1,447)	9,735

Cash flows from investing activities
Purchases of financing receivables	(227,075)	(155,992)	(2,102)	(103,284)
Principal collections from financing receivables	67,815	68,537	6,285	51,478
Proceeds from sales of financing receivables	30,433	—	—	—
Purchases of investments	(7,753)	(92,522)	—	(254)
Principal collections from investments	1,784	558	—	760
Proceeds from sales of investments	75,179	—	—	—
Acquisition of businesses, net of cash	(125,925)	—	—	—
Purchases of real estate	(27,624)	—	—	—
Investment in equity method affiliate	(144,770)	—	(584)	(3,337)
Distribution received from equity method affiliate	867	—	443	14,294
Change in restricted cash	37,922	(49,810)	1,980	265
Other	(134)	(65)	8	(152)

Net cash provided by (used in) investing activities	(319,281)	(229,294)	6,030	(40,230)

Cash flows from financing activities
Proceeds from credit facility	310,501	131,000	—	—
Principal payments on credit facility	(72,100)	(57,974)	(430)	(2,296)
Proceeds from nonrecourse notes	115,316	129,122	2,181	104,224
Principal payments on nonrecourse notes	(55,570)	(65,231)	(6,511)	(52,118)
Payments on deferred funding obligations	(67,354)	(16,874)	—	—
Payment of deferred financing costs	(3,782)	(8,712)	—	—
Net proceeds from common stock issuances	129,351	160,031	—	—
Repurchase of common stock	(205)	(366)	—	—
Redemption of Op units	(1,782)	—	—	—
Payment of dividends	(13,639)	(6,934)	—	—
Distributions to non-controlling interest holders	(225)	(194)	—	—
Distributions on Series A Participating Preferred Units	—	—	(12,747)	—

Net cash provided by (used in) financing activities	340,511	263,868	(17,507)	49,810

Increase (decrease) in cash and cash equivalents	26,353	23,822	(12,924)	19,315
Cash and cash equivalents at beginning of period	31,846	8,024	20,948	1,633

Cash and cash equivalents at end of period	$58,199	$31,846	$8,024	$20,948

Interest paid	$13,213	$8,864	$2,051	$9,201

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“The Company”) provides debt and equity to the energy efficiency and renewable energy markets. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Investments, such as debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non consolidated equity interest in a project.

We finance our business through cash on hand, borrowings under our credit facility, and various asset-backed securitization transactions and equity issuances. We also generate fee income through asset-backed securitizations, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long-term contracts.

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

On April 29, 2014, we completed a follow-on public offering in which we sold 5,750,000 shares of common stock (including 750,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.00 per share, less the underwriting discount and estimated expenses, for net proceeds of $70.4 million.

On October 31, 2014, we completed a follow-on public offering in which we sold 4,600,000 shares of common stock (including 600,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.60 per share, less the underwriting discount and estimated expenses, for net proceeds of $58.9 million.

We elected and qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We operate our business through, and serve as the sole general partner of, our Operating Partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”) which was formed to acquire and directly or indirectly own the Company’s assets. We also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act.

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

Recent Acquisition

In May 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in American Wind Capital Company, LLC (“AWCC”) from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC in exchange for approximately $106.7 million (the “Purchase Price”), which we funded from the use of our cash on hand and our existing credit facilities. During the year ended December 31, 2014, we agreed to a working capital adjustment of approximately $0.2 million, which reduced the Purchase Price and net working capital amounts.

The unaudited pro forma summary for the years ended December 31, 2014 and 2013 presents the consolidated results as if the acquisition was completed on January 1, 2013. The pro forma information is not necessarily indicative of what our actual results of operations would have been for the period indicated, nor does it purport to represent our estimate of future results of operations.

	For the year ended December 31,
	2014	2013
	(amounts in millions, unaudited)
Pro forma net investment revenue	$31.9	$21.4
Pro forma net income	$11.8	$(11.8)

Since the AWCC transaction, we have completed several smaller transactions for a total consideration of $19.4 million, which we funded from the use of our cash on hand and our existing credit facilities. We did not assume any indebtedness in connection with these transactions.

Through these acquisitions, we expanded our portfolio of assets, including acquiring more than 10,500 acres of land with in-place land leases to 20 solar projects, which we have recorded in our financial statements as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded in our financial statements as financing receivables.

We accounted for these acquisitions as business combinations and incurred approximately $2.5 million of acquisition related costs, which we have expensed as acquisition costs in our consolidated statement of operations. We recorded the acquired assets (including real estate related intangibles) at fair value. We used a qualified appraiser to assist us with the determination of the fair value estimates for the majority of these assets. We expect to finalize the purchase price allocation for one of our small acquisitions during the first half of 2015. There were no liabilities assumed in connection with these acquisitions.

The purchase price allocation for these transactions, which reflects our estimates of the fair value of the assets acquired, is as follows:

As of December 31, 2014
(amounts in millions)
Financing receivables	$37.2
Real estate	66.6
Real estate related intangibles	20.0
Goodwill	2.1
Net working capital	0.1

Purchase Price	$126.0

As a result of these acquisitions, we have recorded rental income of $3.2 million and interest income of $1.5 million for the year ended December 31, 2014, in our consolidated statement of operations.

Investment in Equity Method Affiliate

In October 2014, we made a $144 million investment in Strong Upwind Holdings LLC (“Strong Upwind”), a newly formed joint venture that we own with an affiliate of JPMorgan Chase & Co (“JPMorgan”). Strong Upwind purchased JPMorgan’s minority interest in four limited liability holding companies that own ten operating wind projects across five states. Each of the four holding companies is controlled and operated by a large wind energy company. The minority ownership interests in the holding companies are structured in a typical wind partnership flip structure where Strong Upwind, along with a number of other large institutional investors receive a pre-negotiated preferred return consisting of a priority distribution of the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the holding company receives the majority of the cash flow and the institutional investors will have an on-going residual interest. We share in the cash flow and tax attributes of Strong Upwind according to a negotiated schedule. After factoring in the various ownership interests, we own between 4% and 17.5% of the holding companies based on voting percentage. We have determined that we do not have a controlling voting interest in Strong Upwind and therefore we account for our investment using the equity method. See footnote 15 for additional information.

Change in Year End

Our fiscal year-end changed from September 30 to December 31, effective January 1, 2013. As a result, our current fiscal year consists of the twelve months ended December 31, 2014 and previous fiscal year consisted of the twelve months ended December 31, 2013. The prior fiscal year ended September 30, 2012 and we have included results for the three-month transition period ended December 31, 2012 in the results of operations, comprehensive income (loss), stockholders’ equity and cash flows (including the related notes.)

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

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and including origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The proceeds from sales are recorded as an operating activity in our statement of cash flows. We may secure nonrecourse debt with the proceeds from our financing receivables.

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

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our financing receivables are secured by sustainable infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a financing receivable is considered to be impaired, we record an allowance to reduce the carrying value of the financing receivable to the present value of expected future cash flows discounted at the financing receivable’s contractual effective rate or the amount realizable from other contractual terms such as the currently estimated fair market value of the collateral less estimated selling costs, if repayment is expected solely from the collateral. We charge off financing receivables against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Investments

Investments include debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. As a result of the sale of certain debt securities previously designated as held-to-maturity in 2014, we have designated our debt securities as available-for-sale and will carry these securities at fair value on our balance sheet from that date. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss) (“OCI”) in equity on our balance sheet. Previously, we recorded our debt securities as held-to-maturity and thus had carried these securities on the balance sheet at amortized cost, which was initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method.

We evaluate our investments for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and value of the underlying project. We consider a number of qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction and support provided by the sponsor or guarantor.

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

Real Estate

Real estate reflects land or other real estate held on our balance sheet. Real estate intangibles reflect the value of associated lease intangibles, net of any amortization. In accordance with ASC 805, Business Combinations, the fair value of the real estate acquired in a business combination with in-place leases is allocated to (i) the acquired tangible assets, consisting of land or other real property such as buildings, and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of other acquired intangible assets, based in each case on their fair values.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as intangible assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods reasonably assured of being exercised by the lessee. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential revenue (rent and expenses) lost if the leases were not in place (during downtime) and that would be incurred to obtain the lease. The amortization is calculated over the initial term unless management believes that it is reasonably assured that the tenant would exercise the renewal option, whereby we would amortize the value attributable to the renewal over the renewal period. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

We record the purchases of real estate, other than in a business combination (i.e. real estate with no in-places leases), at cost, including acquisition and closing costs.

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

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. When we sell receivables in securitizations, we generally retain minor interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

Gain or loss on the sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved.

We initially account for all separately recognized servicing assets and servicing liabilities at fair value and subsequently measure such servicing assets and liabilities using the amortization method. We assess servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, we will recognize the impairment in net income.

Servicing income is recognized as earned. Servicing assets and liabilities are amortized in proportion to, and over the period of, estimated net servicing income, and are periodically (including at December 31, 2014 and 2013) assessed for impairment.

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the consolidated balance sheets in Other Assets. We generally do not sell our residual assets. If we make an assessment that (i) we do not intend to sell our residual assets or (ii) it is not likely we will be required to sell our residual assets before their anticipated recovery, changes in fair value, such as those resulting from changes in market interest yield requirements, are reported as a component of accumulated OCI. However, in the case where we do intend to sell our residual assets or if the fair value of our residual assets is below the current carrying amount and we determine that the decline is OTTI, any impairment charge would be recorded in net income. An OTTI is considered to have occurred when, based on current information and events, there has been an adverse change in the timing or amount of cash flows expected to be collected. The impairment is equal to the difference between the residual asset’s amortized cost basis and its fair value at the balance sheet date. In the case where there is any expected decline in the forecasted cash flows, such decline would be unlikely to reverse during the holding period of the retained assets and thus would be considered OTTI.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Modifications to Debt

We evaluate any modifications to our debt in accordance with the applicable guidance in ASC 470-50, Debt—Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Cash and Cash Equivalents

Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price, which approximates fair value.

Restricted Cash

Restricted cash at December 31, 2014 and 2013 includes $11.9 million and $49.9 million, respectively, of cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations outstanding at the balance sheet dates.

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

Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. We evaluate goodwill for potential impairment annually on September 30, or whenever impairment indicators are present. We perform a two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. First, we compare our fair value using our market capitalization based on the average market price relative to our current carrying value, including goodwill. If our fair value is in excess of the carrying value, the related goodwill is not considered impaired and no further analysis is necessary. If, however, our carrying value exceeds our fair value, there is an indication of potential impairment and a second step of testing is performed to measure the amount of impairment, if any. If our estimated fair value were to be less than our book value, the second step of the review process is performed to calculate the implied fair value of our goodwill in order to determine whether any impairment of goodwill is required. The implied fair value of the goodwill is calculated by allocating our estimated fair value to all of our assets and liabilities (including any unrecognized intangible assets) as if we had been acquired in a business combination. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss for that excess amount. We did not recognize any goodwill impairments in 2014, 2013, or 2012.

Variable Interest Entities and Equity Method Investment in Affiliate

We account for our investment in entities that are considered variable interest entities under ASC 810. We perform an ongoing assessment to determine the primary beneficiary of each entity as required by ASC 810. See Securitization of Receivables above.

Substantially all of the activities of the special purpose entities that are formed for the purpose of holding our financing receivables and investments on our balance sheet are closely associated with our activities. Based on our assessment, we determined that we have power over and receive the benefits of these special purpose entities; hence, we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.

As described in Note 1, in October 2014, we made a $144 million investment in Strong Upwind that is jointly owned with an affiliate of JPMorgan. We own 50% of the voting stock of Strong Upwind. Based on our assessment, we have determined that Strong Upwind is a voting interest entity and that we have the ability to exercise influence over its operating and financial policies and as such we account for the investment using the equity method. We share in the cash flow and tax attributes of Strong Upwind according to a negotiated schedule.

Strong Upwind purchased JPMorgan’s minority interest in four limited liability holding companies that own ten operating wind projects across five states. Each of the four holding companies is majority owned and operated by a large wind energy company. Based on our assessment, we have determined that each of the holding companies are a variable interest entity and that we have the ability to exercise influence over operating and financial policies of the holding companies, but we are not the primary beneficiary as we do not have the power to direct the most important decisions related to the most significant activities of the investment. After factoring in the various ownership interests, we own between 4% and 17.5% of the holding companies based on voting percentage. Thus we do not consolidate either Strong Upwind or the holding companies, but account for them using the equity method of accounting as described below.

Prior to December 2012, the Predecessor had an equity method investment in affiliate that was accounted for using the equity method of accounting. The Predecessor determined this investment was a variable interest entity under ASC 810 over which it had the ability to exercise influence over operating and financial policies of the investee, but it was not the primary beneficiary as it did not have the power to direct the most important decisions related to the most significant activities of the investment.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the partnership agreement, less distributions received. Because the partnership agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method. Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investment in affiliate in the consolidated statements of operations.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investment, we determined that no impairment had occurred for 2014, 2013, or 2012.

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

Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes. No provision for federal or state income taxes has been made for the three months ended December 31, 2012 or for the year ended September 30, 2012 in the accompanying consolidated financial statements, since our profits and losses were reported on the Predecessor’s members’ tax returns.

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which include U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2010 through 2013 are open. As of December 31, 2014 and 2013, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of December 31, 2014 and 2013, and no interest and penalties were recognized during 2014, 2013, or 2012.

Equity-Based Compensation

We record compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation, which requires that all equity-based payments to employees be recognized in the consolidated statements of operations, based on their grant date fair values with the expense being recognized over the requisite service period.

At the time of completion of our IPO, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted shares as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Under the 2013 Plan, we have granted service based awards to certain employees and directors that vest over a period of time as determined by the board of directors at the date of grant. We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the requisite service period, based upon the fair market value of the shares on the date of grant, adjusted for forfeitures.

Under the 2013 Plan, we also granted performance based restricted stock awards to certain employees. The fair value of the performance based awards is measured by the market price of our common stock on the date of the grant. The vesting of these awards is contingent upon achievement of certain performance targets at the end of specified performance periods and the employees’ continued employment. The performance conditions affect the number of shares that will ultimately be awarded. The range shares earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target are met. If minimum performance targets are not attained, no awards will be awarded. Compensation expense related to these awards is recognized based upon the fair market value of the shares on the date of grant over the requisite service period and based on our estimate of the achievement of the various performance targets, adjusted for estimated forfeitures.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us beginning in the quarter ending March 31, 2017. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Compensation—Stock Compensation

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

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurement. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. At December 31, 2014 and 2013, only our residual assets, financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs that are used when little or no market data is available.

	As of December 31, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$597.5	$552.7	Level 3
Financing receivables held-for-sale	62.3	62.3	Level 3
Investments available-for-sale (2)	27.3	27.3	Level 3
Residual assets	5.2	5.2	Level 3
Liabilities
Credit facility	$315.7	$315.7	Level 3
Nonrecourse debt	127.4	112.5	Level 3
Asset-backed nonrecourse notes	207.8	208.2	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $1.2 million as of December 31, 2014.
(2)	The amortized costs of our investments available-for-sale as of December 31, 2014, was $26.9 million.

	As of December 31, 2013
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$346.4	$347.9	Level 3
Investments	92.0	92.0	Level 3
Financing receivables held-for-sale	24.8	24.8	Level 3
Investments available-for-sale	3.2	3.2	Level 3
Residual assets	4.9	4.9	Level 3
Liabilities
Credit facility	$77.1	$77.1	Level 3
Nonrecourse debt	167.1	159.8	Level 3
Asset-backed nonrecourse notes	99.8	100.0	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $11.0 million as of December 31, 2013.

Financing Receivables and Investments

The fair value of financing receivables and investments is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs. The significant unobservable inputs used in the fair value determination of our financing receivables and investments are discount rates and interest rates in recent comparable transactions. For investments held at fair value, we used a range of interest rate spreads of 2.0% to 4.5%. Significant increases in discount rates and recent comparable transactions would result in a significantly lower fair value. Significant decreases in discount rates and recent comparable transactions in isolation would result in a significantly higher fair value.

During 2014 as part of our portfolio management process, we sold an investment designated as held-to-maturity. As a result, we have transferred all of our remaining investments in debt securities to investments available-for-sale at fair value. After the transfer of our debt securities to available-for-sale, we sold additional debt securities with a fair value of $59.6 million and a cost of $56.3 million based on the specific identification method and realized a gain on sale of these investments of $3.3 million. In December 2014, we sold a financing receivable for $12.9 million that settled in the first quarter of 2015. As of December 31, 2014, a receivable for $12.9 million is included in other assets on the consolidated balance sheet. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value following the transfer of our investments to available-for-sale:

	For the year ended December 31,
	2014	2013
	(amounts in millions)
Balance, beginning of period	$—	$—
Transfers to / purchases of available-for-sale debt securities.	83.2	—
Sale of available-for-sale debt securities	(59.6)	—
Unrealized gain on debt securities transferred to available for sale	5.0	—
Unrealized loss on debt securities	(1.3)	—

Balance, end of Period	$27.3	$—

Servicing and Residual Assets

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. As of December 31, 2014 and 2013, included in other assets in the consolidated balance sheets, were servicing assets which are carried at amortized cost and residual assets which are carried at fair value. Due to the lack of actively traded market data, the fair value of these assets was based on Level 3 unobservable inputs. The significant unobservable inputs used in the fair value measurement of our residual assets are estimated securitization cash flows, potential default rates and comparable transactions in related assets of public companies. The observable inputs include published U.S government interest rates. The discount rates considered, based on observations of market participants on other government-issued securitization transactions, range from 7% to 15%. Based on the high credit quality of the obligors under our underlying assets and our estimates of potential default and prepayment rates, we used a discount rate of 8% in 2014 to determine the fair market value of our residual assets. Significant increases in U.S. Treasury rates or default and prepayment rates would, in isolation, result in a significantly lower fair value measurement.

As of December 31, 2014 and 2013, the fair values of retained assets, including the discount rates used in valuing those assets and the sensitivity to an increase in the discount rates of 5% and 10% were as follows:

	December 31, 2014
	Servicing	Residual Assets
	(amounts in millions)
Amortized cost basis	$1.0	$5.1
Fair value	$1.2	$5.2
Weighted-average life in years	9	7 to 19
Discount rate	8%	8%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$0.2	$1.5
10% change in discount rate	$0.4	$2.3

	December 31, 2013
	Servicing	Residual Assets
	(amounts in millions)
Amortized cost basis	$1.3	$4.8
Fair value	$1.4	$4.9
Weighted-average life in years	8	6 to 19
Discount rate	8%	8% to 10%
Fair value that would be decreased based on hypothetical adverse changes in discount rates:
5% change in discount rate	$0.3	$1.2
10% change in discount rate	$0.4	$1.8

For the years ended December 31, 2014 and 2013, additions, collections, and accretion relating to residual assets were all less than $1.0 million, resulting in a net change of $0.3 million in the balance of residual assets for each year.

The financing receivables held for sale are carried at cost, which approximates fair value.

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

Non-recurring Fair Value Measurements

In connection with our recent acquisitions described in Note 1, the assets acquired were recorded at their fair value. We used a third party valuation firm to assist us with developing our estimates of fair value. The fair value of land was based on comparable land sales and the fair value of the financial assets was based on a comparison of market yields for similar assets. The valuations were prepared using Level 3 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. At December 31, 2014 and 2013, we had cash deposits held in U.S. banks of $70.1 million and $81.7 million, respectively. Included in these balances are $66.2 million and $80.8 million in bank deposits, respectively, in excess of amounts federally insured.

Financing receivables, investments and leases consist of primarily U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor.

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our consolidated balance sheets. As of December 31, 2014, the Operating Partnership had 27,673,213 OP units outstanding; of which we owned 98.8% and other limited partners owned 1.2%. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock.

In January 2014, we agreed to not exercise our right under the Operating Partnership agreement to deliver shares of our common stock in lieu of cash upon a request for redemption of OP units held by our limited partners and instead agreed to redeem such OP units for cash until such time that we had an effective registration statement covering the resale of shares of our common stock issuable upon exchange of OP units held by such limited partners. As a result of this agreement, we classified the non-controlling interest covered by this agreement as outside of equity. In August 2014, the required registration statement became effective and thus, we now have the ability to exercise our right to deliver shares in the event of an OP unit redemption request. Therefore, we are reporting our non-controlling interest within equity as of December 31, 2014.

For the year ended December 31, 2014, we redeemed 131,093 OP units held by our non-controlling interest holders for cash of $1.8 million. Our non-controlling interest holders continued to hold 331,282 OP units as of December 31, 2014. No OP units were redeemed in 2013.

The following is an analysis of the controlling and non-controlling interest from December 31, 2013 to December 31, 2014:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in million)
Total Equity by Interest Holders— December 31, 2013	$146.5	$4.1	$150.6
Net income attributable to interest holders	9.6	0.2	9.8
Issuance of common stock	129.4	—	129.4
Redemption of OP units	(0.6)	(1.2)	(1.8)
Repurchase of common stock	(0.2)	—	(0.2)
Equity-based compensation	5.1	0.1	5.2
Distributions	(20.8)	(0.3)	(21.1)
Change in accumulated other comprehensive income	0.3	—	0.3
Tax basis difference on contributed asset	1.8		1.8
Redemption value change for non-controlling interest redeemable for cash	(1.8)	1.8	—

Total Equity by Interest Holders— December 31, 2014	$269.3	$4.7	$274.0

The following is an analysis of the controlling and non-controlling interest from April 23, 2013, the date of our IPO, to December 31, 2013:

	Controlling Interest	Non-Controlling Interest Holders	Total
	(amounts in millions)
Equity immediately after IPO (1)	$161.8	$—	$161.8
Establishment of non-controlling interest during formation transaction	(4.4)	4.4	—
Net loss attributable to interest holders	(10.5)	(0.3)	(10.8)
Equity-based compensation	6.9	0.2	7.1
Distributions	(6.9)	(0.2)	(7.1)
Issuance (repurchase) of vested equity-based shares and other adjustments post IPO	(0.4)	—	(0.4)
Change in accumulated other comprehensive income	—	—	—

Total Equity by Interest Holders— December 31, 2013	$146.5	$4.1	$150.6

(1)	Amount includes net proceeds of approximately $9.5 million received by us upon the exercise by the underwriters of their option to purchase an additional 818,356 shares of common stock on May 23, 2013.

Allocation of Profit and Loss and Cash Distributions prior to our IPO

Prior to the IPO, All profits, losses and cash distributions of the Predecessor were allocated based on the percentages as follows:

	Prior to	Three months ended	Year ended September 30,
	April 23, 2013	December 31, 2012	2012
MissionPoint HA Parallel Fund, L.P.	70%	70%	75%
Jeffrey W. Eckel, Chief Executive Officer	18%	18%	20%
Other management and employees of the Predecessor	12%	12%	5%

Upon the completion of the IPO, the Preferred Units and Common Units in the Predecessor were exchanged for shares of our common stock or OP units in the Operating Partnership, or for certain unit holders in the Predecessor, were redeemed for cash.

5. Securitization of Receivables

We securitized financing receivables, recognizing gains of $8.5 million for the year ended December 31, 2014, as compared to $5.6 million and $3.9 million for the years ended December 31, 2013 and September 30, 2012, respectively. For the three months ended December 31, 2012, we securitized financing receivables and recognized a gain of $2.5 million. In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual assets of $5.2 million and $4.9 million as of December 31, 2014 and 2013, respectively, are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets.

In computing gains and losses on securitizations, the discount rates were consistent with the discount rates presented in Note 3. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

The following is an analysis of certain cash flows between us and the securitization trusts:

	Year ended December 31,		Three months ended December 31,	Year ended September 30,
	2014	2013	2012	2012
	(amounts in millions)
Purchase of receivables securitized	$248.7	$260.1	$57.1	$142.0
Proceeds from securitizations	$257.2	$265.7	$59.6	$146.0
Servicing fees received	$0.6	$0.6	$0.1	$0.7
Cash received from residual assets	$0.9	$0.5	$0.2	$0.6

As of December 31, 2014 and 2013, our managed assets totaled $2.5 billion and $2.1 billion, of which $1.7 billion and $1.6 billion were securitized, respectively. There were no securitization credit losses in 2014, 2013, or 2012, and no material securitization delinquencies as of December 31, 2014 and 2013.

6. Our Portfolio—Financing Receivables, Investments, Real Estate and Equity Method Investments

As of December 31, 2014, our Portfolio included approximately $900 million of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors. The equity method investment represents our investment in a partnership that holds minority equity investments in wind projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of December 31, 2014, with 98% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investment (4)	Total
	(dollar amounts in millions)
Financing receivables	$284	$268	$1	$553	$—	$553
Financing receivables held-for-sale	62	—	—	62	—	62
Investments	—	13	14	27	—	27
Real estate (5)	—	114	—	114	—	114
Equity method investment	—	—	—	—	144	144

Total	$346	$395	$15	$756	$144	$900

% of Debt and Real Estate Portfolio	46%	52%	2%	100%	N/A	N/A
Average Remaining Balance (6)	$11	$9	$14	$10	$14	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $263 million of U.S. federal government transactions and $83 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.

(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $56 million of the transactions have been rated investment grade by an independent rating agency.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade either by an independent rating agency or using our internal credit analysis. Financing receivables are net of an allowance for credit losses of $1.2 million.
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Average Remaining Balance excludes 75 transactions each with outstanding balances that are less than $1.0 million and that in the aggregate total $21.0 million.

The components of financing receivables of December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
	(amounts in millions)
Financing receivables
Financing or minimum lease payments (1)	$723.1	$504.7
Unearned interest income	(166.0)	(142.3)
Allowance for credit losses	(1.2)	(11.0)
Unearned fee income, net of initial direct costs	(3.2)	(3.5)

Financing receivables (1)	$552.7	$347.9

(1)	Excludes $62.3 million and $24.8 million in financing receivables held-for-sale at December 31, 2014 and 2013, respectively.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $88.3 million and $74.7 million as of December 31, 2014 and 2013, respectively. Under the terms of certain of these arrangements, we have $3.0 million and $49.9 million in restricted cash as of December 31, 2014 and 2013, respectively, which will be used to pay these funding obligations.

As of December 31, 2013, investments consisted of debt securities that were classified as held-to-maturity and thus recorded at their amortized cost. During the first quarter ended March 31, 2014, we sold a debt security of $3.2 million that was recorded at fair value and classified as available-for-sale as of December 31, 2013. The fair value of that debt security approximated its carrying value as of December 31, 2013. During the three months ended June 30, 2014, as part of our portfolio management process, we sold certain investments classified as held-to-maturity for $15.5 million with a carrying value of $14.7 million and realized a gain of $0.8 million. As a result, we transferred all of our remaining investments in debt securities to investments available-for-sale at the fair value of such securities on the transfer date. From the date of this transfer through December 31 2014, we sold certain available-for-sale debt securities with a fair value of $59.6 million and a cost of $56.3 million and realized a gain of $3.3 million. As of December 31, 2014, all of our investments in debt securities are classified as investments available-for-sale and we are carrying them on our balance sheet at fair value. There were no investments in an unrealized loss position as of December 31, 2014 or 2013.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of December 31, 2014:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
Financing Receivables (1)
Payment due by period	$552.7	$14.0	$46.8	$46.9	$445.0
Weighted average yield by period (2)	5.47%	5.88%	7.67%	5.73%	5.20%
Investments
Payment due by period	$27.3	$—	$14.1	$—	$13.2
Weighted average yield by period	5.57%	—%	5.76%	—%	5.37%

(1)	Excludes financing receivables held-for-sale of $62.3 million and the allowance for credit losses of $1.2 million.
(2)	Excludes yield on remaining $0.8 million loan balance that is on non-accrual status after the $1.2 million allowance for loan loss recorded as of December 2014.

The components of our real estate portfolio as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(amounts in million)
Real Estate
Land	$90.9	$—
Real estate related intangibles	23.3	—
Accumulated amortization of real estate intangibles	(0.2)	—

Real Estate	$114.0	$—

The real estate related intangible assets will be amortized on a straight-line basis over the lease terms with expirations dates that range between the years 2047 and 2061 assuming expected extensions. There is a conservation easement agreement covering one of our properties acquired that limits the use of the property at the expiration of the lease that is expected to be in 2061. As of December 31, 2014, the future amortization expense to be recognized related to these intangible assets was:

(amounts in millions)
Year Ending December 31,
2015	$0.6
2016	0.6
2017	0.6
2018	0.6
2019	0.6
Thereafter	20.1

Total	$23.1

Our real estate is rented under long-term land lease agreements with expiration dates that range between the years 2033 and 2044 under the initial terms and 2047 and 2061 assuming anticipated extensions by the lessees. As of December 31, 2014, the future minimum rental income under our land lease agreements was as follows:

(amounts in millions)
Year Ending December 31,
2015	$8.7
2016	8.7
2017	8.7
2018	8.7
2019	8.7
Thereafter	293.5

Total	$337.0

In December 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan made in May 2013 to a wholly owned subsidiary of EnergySource LLC (“EnergySource”) to be used for a geothermal project. In November 2014, we entered into a Forbearance and Mutual Release Agreement with EnergySource under which in full satisfaction of the remaining balance of our loan, we would realize a portion of the proceeds from the sale of land held by EnergySource. We expect our recovery from the land sale to equal the net balance of $0.8 million and have agreed to cap the recovery at $2.0 million. However, there can be no assurance as to the actual timing or ultimate recovery from any land sale or whether any land sale will in fact occur. As a result of this agreement, we charged off $9.8 million of the receivable against the allowance, resulting in a remaining allowance of $1.2 million. The project is considered a variable interest entity and the maximum exposure to loss is the net balance of $0.8 million, which represents our current estimate of the realizable sale value of assets and was the average balance for the year, net of the allowance. No interest income was accrued or collected in cash on the loan for the year ended December 31, 2014. For the year ended December 31, 2013, the loan had an average balance of $24.7 million and we recorded and collected interest income on the loan of $2.4 million. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status at December 31, 2014 or 2013. There was no allowance for credit losses as of September 30, 2012, or provision for credit losses for the three months ended December 31, 2012 or for the year ended September 30, 2012. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the years ended December 31, 2014, 2013, and September 30, 2012, or for the three months ended December 31, 2012.

7. Intangible Assets and Goodwill

During the year ended December 31, 2014, we recorded goodwill of $2.1 million related to the real estate acquisitions described in Note 1. We also recorded real estate related lease intangibles that are described in Note 6. In connection with a business purchase combination, which occurred in May 2007, we recorded intangible assets of $5.1 million to be amortized over their estimated useful life and goodwill of $3.8 million. Management tests our goodwill annually and has determined that at December 2014 and 2013, goodwill is not impaired. Intangible assets and goodwill are included in the other assets line item in the consolidated balance sheets.

At December 31, 2014 and 2013, the non real estate related intangible assets and goodwill consisted of:

	December 31, 2014	December 31, 2013
	(amounts in millions)
Amortizable intangible assets:
Trade names and securitization structuring costs (15 year estimated life)	$3.1	$3.1
Other fully amortized intangibles	2.0	2.0

Total amortizable intangible assets (at initial value)	5.1	5.1
Accumulated amortization	(3.6)	(3.4)

Net intangible assets	$1.5	$1.7

Goodwill	$5.9	$3.8

Future amortization expenses related to non real estate related amortizable intangible assets at December 31, 2014 will be approximately $0.2 million annually through the year ending December 31, 2021.

8. Credit Facilities

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

Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability of the credit facility as described below:

•	November 2013—the PF Loan Agreement was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent.

•	May 2014—the PF Loan Agreement was amended to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets.

•	August 2014—we entered into an amended and restated Loan Agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option and d) modified the timing of borrowings on certain projects.

•	September 2014—the Loan Agreements were amended to reduce the required notice period for advances.

•	December 2014—the Loan Agreements were amended to extend the maturity date of the facility to July 19, 2019 and to increase the PF Loan Agreement overall borrowing capacity by $475 million to $975 million and increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $75 million to $325 million. The G&I Loan Agreement was amended to decrease the G&I Loan Agreement overall borrowing capacity by $25 million to $375 million and decrease the maximum borrowings allowed at any point in time under the G&I Loan Agreement by $75 million to $125 million.

We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013. As part of our August and December 2014 amendments, we entered into amended and restated versions of these guaranties.

The Loan Agreements, as amended, provide for senior secured revolving credit facilities with total maximum advances of $1.35 billion (i) in the case of the G&I Loan Agreement, in the principal amount of $125 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $375 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $325 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $975 million. The scheduled termination date of each of the Loan Agreements is July 19, 2019. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

Any financing we propose to be included in the borrowing base as collateral under the Loan Agreements is subject to the approval of the administrative agent in its sole discretion. As part of the December 2014 amendment, we agreed to pay a placement fee of $20,000 for each financing added to the borrowing base after the date of the amendment. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 80% in the case of a U.S. federal government obligor, 75% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above.

We had outstanding borrowings under our credit facilities of $315.7 million and $77.1 million as of December 31, 2014 and 2013, respectively. We pledged $422.4 million and $114.3 million of financing receivables as collateral for the credit facility as of December 31, 2014 and 2013, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.4% and 2.6% as of December 31, 2014 and 2013, respectively. We incurred approximately $10.8 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Each Loan Agreement also includes customary events of default, including the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the Loan Agreements, acceleration of amounts due under both Loan Agreements, and accrual of default interest at a rate of LIBOR plus 2.50% in the case of the G&I Loan Agreement and at a rate of LIBOR plus 5.00% in the case of the PF Loan Agreement.

The Loan Agreements require that we maintain the following financial covenants:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin of greater than:	zero
Maximum Debt to Equity Ratio of less than: (1)	4 to 1

(1)	Debt is defined as total indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

We were in compliance with the financial covenants of the Loan Agreements at each reporting date that such covenants were applicable.

We repaid our Predecessor’s credit facility and a related interest rate swap and cap in April 2013 from the proceeds of the IPO. The facility had a balance of $4.6 million as of September 30, 2012. Interest paid under the facility was $0.3 million for the year ended September 30, 2012.

9. Nonrecourse Debt

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse asset-backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of December 31, 2014 and 2013, we had $91.5 million and $100.1 million, respectively, of Notes outstanding, which were secured by $103.9 million and $109.5 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make-whole payment calculated as the present value of remaining principal and interest payments using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. After December 2018, the Notes may be prepaid at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

In October 2014, through certain of our subsidiaries, we entered into a $115 million nonrecourse asset-backed loan agreement (the “ABS Loan Agreement”) with a fixed interest rate of 5.74%. The ABS Loan Agreement matures in September 2021. Principal and interest is paid quarterly starting in March 2015 with a minimum principal payment amount equal to one-half percent (0.5%) of the principal amount of the loan plus additional principal payments based on available cash flow and a target debt balance. HAT Holdings II LLC, an indirect TRS subsidiary of the Company, has pledged its 100% ownership of the equity in HA Wind LLC which in turn has pledged all of its assets, which consists primarily of a 50% ownership interest in Strong Upwind, as security for the loan. The loan is otherwise non-recourse to the Company. The expected remaining debt balance to be repaid at the maturity date is $20.2 million. The ABS Loan Agreement contains terms, conditions, covenants, and representations and warranties from HA Wind LLC that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The ABS Loan Agreement also includes customary events of default, the occurrence of which may result in termination of the Loan Agreement, acceleration of amounts due, and accrual of default interest at a rate of 7.74%.

We incurred approximately $1.7 million of costs associated with our asset-backed nonrecourse debt that have been capitalized (included in other assets on the consolidated balance sheets) and is being amortized using the effective interest method over the respective term.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of $108.4 million and $156.4 million as of December 31, 2014 and 2013, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

An analysis of other nonrecourse debt by interest rate as of December 31, 2014 and 2013 is as follows:

As of December 31, 2014	Balance	Maturity
	(amounts in million)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$31.8	2015 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	57.5	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23.2	2015 to 2031

Other nonrecourse debt	$112.5

As of December 31, 2013	Balance	Maturity
	(amounts in millions)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$66.1	2014 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	68.8	2014 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	24.9	2015 to 2031

Other nonrecourse debt	$159.8

The stated minimum maturities of nonrecourse debt as of at December 31, 2014 were as follows:

	Nonrecourse Debt
As of December 31, 2014	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in millions)
2015	$17.1	$25.1	$42.2
2016	19.2	15.1	34.3
2017	21.1	13.5	34.6
2018	19.7	6.8	26.5
2019	79.8	3.5	83.3
Thereafter	51.3	48.5	99.8

	$208.2	$112.5	$320.7

10. Defined Contribution Plan

We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 3% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed $0.2 million, $0.2 million, and $0.1 million under the plan for the years ended December 31, 2014, 2013, and September 30, 2012, respectively.

11. Commitments and Contingencies

Leases

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in July 2011 and amended in October 2013 to add additional space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under this lease commenced in March 2012 and incremental payments related to the amendment commenced in March 2014. In July 2014, we entered into a 5-year operating lease for office space in a satellite office in San Francisco, California. Lease payments under this lease commenced in August 2014.

Rent expense was $0.5 million, $0.3 million, and $0.3 million for the years ended December 31, 2014, 2013, and September 30, 2012, respectively. For the three months ended December 31, 2012, rent expense was $0.1 million.

Future gross minimum lease payments are as follows:

Year Ending December 31,	(amounts in millions)
2015	$0.5
2016	0.5
2017	0.5
2018	0.6
2019	0.5
Thereafter	1.1

$3.7

Litigation

We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

12. Income Tax

We elected and qualified to be taxed as a REIT commencing with our taxable year ending December 31, 2013. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our TRSs will generally be subject to federal, state, and local income taxes, as well as taxes of foreign jurisdictions, if any. Prior to the completion of the IPO, the Predecessor was taxed as a partnership for U.S. federal income tax purposes.

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

During the three months ended March 31, 2014, we transferred an asset to our TRS that had a tax basis in excess of its book basis. We recognized a deferred tax asset for the amount we expect to be realizable. Because the transfer was done amongst entities under common control, we recorded the $1.9 million impact of the transaction to additional paid in capital. During the three months ended March 31, 2014, we established a $2.5 million valuation allowance against our deferred tax asset. As of December 31, 2014 and 2013, we had no valuation allowance against our deferred tax assets.

We recorded a tax (expense)/benefit of ($0.0) million and $0.3 million for the years ended December 31, 2014 and 2013, respectively, related to the activities of our TRS. The income tax expense and benefits recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%. The effective tax rate for the TRS for the year ended December 31, 2014, was 0%, which is below the combined statutory tax rate of 40% primarily as a result of the release of a valuation allowance of approximately $2.5 million.

The components of the income tax benefit for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013
	(amounts in million)
Federal	$(0.0)	$0.2
State	—	0.1

Total net tax (expense) benefit	$(0.0)	$0.3

We recorded a deferred tax liability of $0.1 million and $1.8 million as of December 31, 2014 and 2013, respectively, related to the activities of our TRS. Our deferred tax liability is included in Accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities, and for equity-based compensation it represents the impact of the vesting of restricted stock. Deferred tax assets (liabilities) include the following as of December 31:

	2014	2013
	(amounts in million)
Financing receivable basis difference	$(5.6)	$(3.0)
Other	(0.2)	—

Gross deferred tax liabilities	(5.8)	(3.0)

Net operating loss (NOL) carryforwards	4.4	1.0
Equity-based compensation	0.8	0.2
Other	0.5	—

Gross deferred tax assets	5.7	1.2

Net deferred tax liabilities	$(0.1)	$(1.8)

The ability to carryforward the NOL of approximately $4.4 million will begin to expire in 2034 for federal and state tax purposes if not utilized. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOL in the years after the change in control would be limited.

No provision for federal or state income taxes has been made for the three months ended December 31, 2012, or for the year ended September 30, 2012, in the accompanying consolidated financial statements, since our profits and losses were reported on the Predecessor’s members’ tax returns.

For federal income tax purposes, the cash dividends paid for the years ended December 31, 2014 and 2013 are characterized as follows:

	2014	2013
Common distributions
Ordinary income	5.4%	63.7%
Return of capital	94.6%	36.3%

	100.0%	100.0%

As our aggregate distributions paid in 2014 and 2013 exceeded our taxable earnings and profits for such year:

•	the January 2015 distribution declared in the fourth quarter of 2014, and payable to shareholders of record as of December 19, 2014 will be treated as a 2015 distribution for federal income tax purposes and is not included in the 2014 tax characterization shown above, and

•	the January 2014 distribution declared in the fourth quarter of 2013, and payable to shareholders of record as of December 30, 2013 was treated as a 2014 distribution for federal income tax purposes and was not included in the 2013 tax characterization shown above.

13. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2013 and 2014:

Announced Date	Record Date	Pay Date	Amount per share
8/8/13	8/20/13	8/29/13	$0.06
11/7/13	11/18/13	11/22/13	$0.14
12/17/13	12/30/13	1/10/14	$0.22
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26

We completed the following public offerings of common stock1:

Closing Date	Shares Issued	Price Per Share	Net Proceeds [2]
	(Amounts in millions, except per share amounts)
4/23/13	14.2	$12.50	$160.0
4/29/14	5.8	$13.00	$70.4
10/31/14	4.6	$13.60	$58.9

1	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
2	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

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

Company Shelf Registration Statement

In August 2014, we filed a registration statement with the SEC registering the possible offering and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares, and warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters. Sales of the securities may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The specific terms of the securities offering and the names of any underwriters involved in the sale of the securities will be set forth in the applicable prospectus supplement. In October 2014, we completed a follow-on public offering using this shelf registration in which we sold 4,600,000 shares of common stock (including 600,000 shares sold pursuant to the full exercise of the underwriters’ option to purchase additional shares) at $13.60 per share, less the underwriting discount and estimated expenses, for net proceeds of $58.9 million.

Equity Incentive Plan

At the time of completion of our IPO, we adopted our 2013 Plan, which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted shares as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. The shares issued under this plan vest over a period of time as determined by the board of directors at the date of grant.

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

Awards of Shares of Restricted Common Stock under our 2013 Plan

Under the 2013 Plan, we issued both awards with service conditions and awards with performance conditions. The fair value of awards of restricted stock is based on the fair value of our common stock shares on the grant date. On April 23, 2013, our board of directors granted, under the 2013 Plan, 606,415 shares of restricted common stock, which vest each anniversary in equal annual installments over a four-year period. No equity-based compensation shares vested in 2013. During the year ended December 31, 2014, our board of directors awarded employees and directors 149,359 shares of restricted common stock that vest in 2015 through 2018 and 379,741 shares of restricted common stock to certain employees that vest upon the later of the achievement of certain dividend growth targets and December 31, 2015.

We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period, adjusted for forfeitures. Compensation expense related to our awards with performance conditions is recognized over the requisite service period based on our estimate of the achievement of the various performance targets, adjusted for forfeitures. The calculation of the compensation expense assumes a forfeiture rate up to 5%.

For the year ended December 31, 2014, we recorded $5.2 million of equity-based compensation expense. For the period from April 23, 2013 through December 31, 2013, we recorded $7.1 million of equity-based compensation expense, including the compensation expense associated with the reallocation of the Predecessor’s membership units described above. The total unrecognized compensation expense related to awards of shares of restricted common stock subject to a vesting schedule, considering estimated forfeitures, is $8.9 million as of December 31, 2014, which is expected to be recognized over a weighted-average term of approximately two years.

A summary of the unvested shares of restricted common stock that have been issued from April 23, 2013 to December 31, 2014 is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Beginning Balance—April 23, 2013	606,415	$12.50	$7.6
Granted	10,800	12.37	0.1
Vested	—	—	—
Forfeited	(18,400)	12.50	(0.2)

Balance—December 31, 2013	598,815	12.50	7.5
Granted	529,100	14.18	7.5
Vested	(149,709)	12.50	(1.9)
Forfeited	(13,386)	12.99	(0.2)

Ending Balance—December 31, 2014	964,820	13.41	$12.9

14. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP units in the earnings per share calculations. The non-controlling limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units held by the non-controlling interest was 342,648 and 461,614 for the years ended December 31, 2014 and 2013, respectively.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Any shares of common stock which, if included in the diluted earnings per share calculation, would have an anti-dilutive effect have been excluded from the diluted earnings per share calculation. At December 31, 2014 and 2013, there were 964,820 and 598,815 shares of unvested restricted common stock outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows (in millions, except share and per share data):

	Year ended December 31,
Numerator:	2014	2013
Net income (loss) attributable to controlling shareholders and participating securities	$9.6	$(10.5)
Less: Dividends paid on participating securities	(0.8)	(0.3)
Undistributed earnings attributable to participating securities	—	—

Net income (loss) attributable to controlling shareholders	$8.8	$(10.8)

Denominator:
Weighted-average number of common shares—basic	20,656,826	15,716,250

Weighted-average number of common shares—diluted	20,656,826	15,716,250

Basic earnings per common share	$0.43	$(0.68)

Diluted earnings per common share	$0.43	$(0.68)

15. Equity Method Investment in Affiliate

Strong Upwind

As described in Notes 1 and 2, on October 20, 2014, we made a $144 million investment in Strong Upwind that is jointly owned and operated with an affiliate of JPMorgan. We account for our investment using the equity method of accounting. As is consistent with the equity method of accounting, we have elected to record the financial results for U.S. GAAP one quarter in arrears to allow for the receipt of financial information. Thus, we have not recorded any income or loss from our equity method investment in 2014.

The following is a summary of the consolidated financial position and results of operations of the holding companies, accounted for using the equity method:

	As of and for the nine months ended September 30, 2014	As of and for the year ended December 31, 2013
	(in millions, unaudited)
Current Assets	$40.5	$45.7
Total Assets	$1,496.7	$1,579.9
Current Liabilities	$13.8	$16.1
Total Liabilities	$64.1	$69.5
Members’ Equity	$1,432.6	$1,510.4
Revenue	$112.4	$142.4
Income from Continuing Operations	$26.8	$16.4
Net Income	$26.8	$16.4

HA EnergySource

In December 2012, the Predecessor’s board of directors approved the distribution of our entire equity interest in HA EnergySource Holdings LLC (“HA EnergySource”) to the Predecessor’s stockholders effective December 31, 2012 along with a $3.4 million capital commitment that was paid in 2013 to HA EnergySource to be used for general corporate purposes, future investments or dividends to HA EnergySource owners. HA EnergySource’s only asset is an equity interest in EnergySource that develops and operates geothermal projects in California including Hudson Ranch Power I, LLC (“Hudson Ranch”).

In August 2012, HA EnergySource made distributions to the Predecessor’s members and redeemed all outside interests in HA EnergySource not previously owned by the Predecessor. After the redemption, HA EnergySource became a wholly owned and consolidated subsidiary of the Predecessor. As both the Predecessor and HA EnergySource were under the common control of MissionPoint HA Parallel Fund, L.P., it was determined that this was a common control transaction (i.e., the transaction did not result in a change in control at the ultimate controlling stockholder level). Accordingly, under ASC 810, the Predecessor did not account for the consolidation at fair value, but rather, accounted for the transaction at the carrying amount of the net assets consolidated (i.e., HA EnergySource’s investment in EnergySource).

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

The distribution and redemption transaction did not impact the determination that the Predecessor and HA EnergySource were not the primary beneficiary of EnergySource and EnergySource was not the primary beneficiary of Hudson Ranch. While both EnergySource and Hudson Ranch were determined to be variable interest entities under ASC 810, the Predecessor and HA EnergySource were not the primary beneficiaries of these entities as neither the Predecessor nor HA EnergySource had the power to direct the most important decision making related to the most significant activities of the respective entities and thus they were not consolidated

Accordingly, the Predecessor accounted for its investment in HA EnergySource under the equity method of accounting prior to it becoming a wholly owned subsidiary. HA EnergySource accounted for its investment in EnergySource under the equity method and EnergySource accounted for its investment in Hudson Ranch under the equity method.

For the year ended December 31, 2013, we did not have an equity method investment in an affiliate. For the year ended September 30, 2012, the Predecessor recognized its share in the loss from equity method investment in affiliate of $1.3 million. For the three months ended December 31, 2012, the Predecessor recorded a loss from equity method investments in affiliate of $0.5 million. During the year ended September 30, 2012, EnergySource made cash distributions of excess financing proceeds to us totaling $12.6 million and deemed distributions totaling $1.7 million. The deemed distributions were reinvested as capital contributions to EnergySource. Our investment and maximum exposure to loss in HA EnergySource as of September 30, 2012, was $0.8 million.

We provided investment banking and management services to EnergySource. In addition to the interest on our loan as described in Note 6, for the years ended December 31, 2013, and September 30, 2012, we recorded income of $0.5 million, and $8.8 million, respectively. For the three months ended December 31, 2012, we recorded income of $0.1 million. We did not record any income for services to EnergySource for the year ended December 31, 2014.

16. Selected Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (in thousands):

	For the Three-Months Ended
	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
For the year ended December 31, 2014
Net Investment Revenue, net of provision	2,382	$3,093	$4,269	$3,726
Other Investment Revenue	3,317	4,479	3,544	3,810

Total Revenue, net of investment interest expense and provision	5,699	7,572	7,813	7,536

Other Expenses, net	(2,826)	(5,527)	(4,604)	(5,867)

Net income (loss) before income tax	$2,873	$2,045	$3,209	$1,669

Income tax (expense) benefit	(60)	830	(607)	(189)

Net Income (Loss)	$2,813	$2,875	$2,602	$1,480

Net Income (Loss) attributable to controlling shareholders	$2,753	$2,828	$2,564	$1,462

Basic earnings per common share (a)	$0.17	$0.13	$0.11	$0.05
Diluted earnings per common share (a)	$0.17	$0.13	$0.11	$0.05

	For the Three-Months Ended
	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
For the year ended December 31, 2013
Net Investment Revenue, net of provision	475	$1,332	$2,590	$(7,847)
Other Investment Revenue	281	1,532	2,206	3,061

Total Revenue, net of investment interest expense and provision	756	2,864	4,796	(4,786)

Other Expenses, net	(1,975)	(8,638)	(2,902)	(3,000)

Net (loss) income before income tax	$(1,219)	$(5,774)	$1,894	$(7,786)

Income tax benefit (expense)	—	—	—	251

Net (loss) income	$(1,219)	$(5,774)	$1,894	$(7,535)

Net (loss) income attributable to controlling shareholders		$(4,971)	$1,842	$(7,330)

Basic earnings per common share (a)		$(0.32)	$0.11	$(0.48)
Diluted earnings per common share (a)		$(0.32)	$0.11	$(0.48)

(a)	Amounts for the individual quarters when aggregated may not agree to the earnings per share for the full year due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit our company to provide only management’s report in this annual report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2014.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of our Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K in Part II, Item 8 and are incorporated by reference:

(a)(1) Financial Statements:

See index in Item 8—“Financial Statements and Supplementary Data,” filed herewith for a list of financial statements.

(c)	The financial statements, including the notes thereto, of our subsidiary, HA EnergySource Holdings LLC as of September 30, 2012 and 2011 and for the years then ended, and equity method investments, EnergySource LLC as of December 31, 2012 and 2011 and for the years then ended and Hudson Ranch I Holdings, LLC as of December 31, 2012 and 2011 and for the years then ended, are attached as Exhibits 99.1, 99.2 and 99.3, respectively.

(3)	Exhibits Files:

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.2	2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.3	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4	Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5	Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7	Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.13	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub III LLC, each of the individuals listed on Exhibit A attached thereto and each of the entities listed on Exhibit A attached thereto (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16	Contribution Agreement, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., MissionPoint HA Parallel Fund III, LLC and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.17	Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18	Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.19	Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.20	Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.21	First Amendment to the Registration Rights Agreement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 20, 2014)

10.22	Amendment No. 2 to PF Loan Agreement and Amendment No. 1 to Intercreditor Agreement dated as of May 28, 2014, by and among HASI CF I Borrower LLC, and HAT CF I Borrower LLC and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 3, 2014)

10.23	Amended and Restated PF Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.24	Amended and Restated PF Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.25	Amended and Restated PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.26	PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.27	Amended and Restated G&I Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.28	Amended and Restated G&I Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.29	Amended and Restated G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.30	G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.31	Form of Amended and Restated PF and G&I Security Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC and Bank of New York Mellon (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.32	Form of Amended and Restated PF and G&I Pledge and Security Agreement, dated as of August 12, 2014 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.33	Amendment No. 1 to Amended and Restated PF Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.34	Amendment No. 1 to Amended and Restated G&I Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.35	Amendment No. 2 to Amended and Restated Loan Agreement (PF) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 22, 2014)

10.36	Amendment No. 2 to Amended and Restated Loan Agreement (G&I) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on December 22, 2014)

10.37	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (PF), dated December 22, 2014 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on December 22, 2014)

10.38	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (G&I), dated December 22, 2014 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on December 22, 2014)

10.39*	Credit Agreement dated as of October 15, 2014, among HA WIND I LLC, as the Borrower, The Financial Institutions and Other Persons From Time To Time Parties Hereto, as the Lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent

21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. and HA EnergySource Holdings LLC

23.2*	Consent of Ernst & Young LLP for EnergySource LLC and Hudson Ranch I Holding, LLC

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1*	HA EnergySource Holdings LLC, Financial Statements as of September 30, 2012 and 2011 and for the years then ended

99.2*	EnergySource LLC, Consolidated Financial Statements as of December 31, 2012 and 2011 and for the years then ended

99.3*	Hudson Ranch I Holdings, LLC, Financial Statements as of December 31, 2012 and 2011 and for the years then ended

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

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

Signatures		Title

By:	/s/ Jeffrey W. Eckel Jeffrey W. Eckel	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2015

By:	/s/ J. Brendan Herron J. Brendan Herron	Chief Financial Officer and Executive Vice President (Principal Accounting and Financial Officer)	March 9, 2015

By:	/s/ Mark J. Cirilli Mark J. Cirilli		March 9, 2015

By:	/s/ Charles M. O’Neil Charles M. O’Neil		March 9, 2015

By:	/s/ Richard J. Osborne Richard J. Osborne		March 9, 2015

By:	/s/ Jackalyne Pfannenstiel Jackalyne Pfannenstiel		March 9, 2015

By:	/s/ Steven G. Osgood Steven G. Osgood		March 9, 2015