Form 10-Q
period 2015-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2015-05-08
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 32,525,946 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2015 (which includes 1,370,197 shares of unvested restricted common stock).

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Quarterly Report on Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

•	our equity method investment in wind projects (as defined below);

•	our expected recovery from the EnergySource LLC (“EnergySource”) loan;

•	our acquisition and integration of American Wind Capital Company, LLC (“AWCC”) as well as subsequent real estate acquisitions;

•	our expectations related to payments under our $14 million senior secured debt securities in an operating wind project;

•	the state of government legislation, regulation and policies that support energy efficiency, renewable energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, renewable energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

- i -

•	actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our target assets;

•	rates of default or decreased recovery rates on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, renewable energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

The risks included here are not exhaustive. Other sections of this Quarterly Report on Form 10-Q or our 2014 Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors,

- ii -

may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2014 Annual Report on Form 10-K.

- iii -

- iv -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 and DECEMBER 31, 2014

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	March 31, 2015	December 31, 2014
Assets
Financing receivables	$553,600	$552,706
Financing receivables held-for-sale	40,397	62,275
Investments available-for-sale	22,809	27,273
Real estate	105,566	90,907
Real estate related intangible assets	24,791	23,058
Equity method investment in affiliate	137,507	143,903
Cash and cash equivalents	65,456	58,199
Restricted cash and cash equivalents	14,736	11,943
Other assets	29,810	39,993

Total Assets	$994,672	$1,010,257

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other	$10,962	$11,408
Deferred funding obligations	72,336	88,288
Credit facility	321,184	315,748
Asset-backed nonrecourse notes (secured by assets of of $241 million and $248 million, respectively)	208,585	208,246
Other nonrecourse debt (secured by financing receivables of $95 million and $108 million, respectively)	110,954	112,525

Total Liabilities	724,021	736,215

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 26,429,882 and 26,377,111 shares issued and outstanding, respectively	264	264
Additional paid in capital	295,999	293,635
Retained deficit	(30,151)	(25,006)
Accumulated other comprehensive income	485	406
Non-controlling interest	4,054	4,743

Total Equity	270,651	274,042

Total Liabilities and Equity	$994,672	$1,010,257

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014
Net Investment Revenue:
Interest Income, Financing receivables	$8,328	$4,618
Interest Income, Investments	396	1,294
Rental Income	2,088	—

Investment Revenue	10,812	5,912
Investment interest expense	(6,148)	(3,530)

Net Investment Revenue	4,664	2,382
Provision for credit losses	—	—

Net Investment Revenue, net of provision for credit losses	4,664	2,382
Other Investment Revenue:
Gain on sale of receivables and investments	2,870	1,974
Fee income	226	1,343

Other Investment Revenue	3,096	3,317

Total Revenue, net of investment interest expense and provision	7,760	5,699

Compensation and benefits	(3,851)	(1,613)
General and administrative	(1,505)	(1,153)
Other, net	(227)	(60)
Loss from equity method investment in affiliate	(53)	—

Other Expenses, net	(5,636)	(2,826)

Net income before income taxes	2,124	2,873
Income tax benefit (expense)	23	(60)

Net Income	$2,147	$2,813

Net income attributable to non-controlling interest holders	25	60

Net Income Attributable to Controlling Shareholders	$2,122	$2,753

Basic earnings per common share	$0.07	$0.17

Diluted earnings per common share	$0.07	$0.17

Weighted average common shares outstanding—basic	26,386,080	15,892,927
Weighted average common shares outstanding—diluted	26,386,080	16,494,309

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net Income	$2,147	$2,813
Unrealized gain (loss) on available-for-sale securities, net of tax provision of $0.1 million in 2015	81	(13)

Comprehensive income	$2,228	$2,800
Less: Comprehensive income attributable to non-controlling interests holders	26	60

Comprehensive Income Attributable to Controlling Shareholders	$2,202	$2,740

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$2,147	$2,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	764	500
Equity-based compensation	2,201	450
Loss from equity method investment in affiliate	53	—
Gain on sale of financing receivables and investments	(3,255)	—
Changes in financing receivables held-for-sale	14,907	16,801
Changes in accounts payable and accrued expenses	(1,269)	1,190
Other	(575)	757

Net cash provided by operating activities	14,973	22,511

Cash flows from investing activities
Purchases of financing receivables	(19,565)	(48,660)
Principal collections from financing receivables	39,185	9,644
Proceeds from sales of financing receivables	12,851	—
Purchases of investments	(5,000)	—
Principal collections from investments	7,607	688
Proceeds from sales of investments	2,280	—
Purchases of real estate	(16,540)	—
Distributions received from equity method affiliate	6,343	—
Change in restricted cash	(2,793)	6,804
Other	(78)	20

Net cash provided by (used in) investing activities	24,290	(31,504)

Cash flows from financing activities
Proceeds from credit facility	35,000	40,000
Principal payments on credit facility	(29,613)	—
Proceeds from nonrecourse notes	11,626	—
Principal payments on nonrecourse notes	(13,764)	(10,476)
Payments on deferred funding obligations	(27,823)	(7,470)
Payments of dividends and distributions	(7,196)	(3,707)
Other	(236)	(1,625)

Net cash (used in) provided by financing activities	(32,006)	16,722

Increase in cash and cash equivalents	7,257	7,729
Cash and cash equivalents at beginning of period	58,199	31,846

Cash and cash equivalents at end of period	$65,456	$39,575

Interest paid	$4,653	$3,800

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2015

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

We finance our business through cash on hand, borrowings under our credit facility, and various asset-backed securitization transactions and equity issuances. We also generate fee income through asset-backed securitizations, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long term contracts.

In April 2013, we completed our initial public offering (“IPO”). Concurrently with the IPO, we completed a series of transactions, which are referred to as the formation transactions, that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming our subsidiary. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” See Note 11 for a summary of our public offerings of common stock.

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

Real Estate Acquisitions

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

The unaudited pro forma summary for the three months ended March 31, 2014 presents the consolidated results as if the acquisition was completed on January 1, 2013. The pro forma information is not necessarily indicative of what our actual results of operations would have been for the period indicated, nor does it purport to represent our estimate of future results of operations.

	For the three months ended March 31, 2014
	(amounts in millions, unaudited	)
Pro forma net investment revenue	$6.9
Pro forma net income	$3.3

Since the AWCC transaction, we have completed several smaller transactions for a total consideration of $19.4 million, which we funded from the use of our cash on hand and our existing credit facilities. We did not assume any indebtedness in connection with these transactions.

Through these acquisitions and additional land purchases, we expanded our portfolio of assets, to include more than 12,500 acres of land with land leases to over 20 solar projects, which we have recorded in our financial statements as real estate, and the rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded in our financial statements as financing receivables.

We accounted for our acquisitions as business combinations and incurred approximately $2.5 million of acquisition related costs, which we have previously expensed as acquisition costs in our consolidated statement of operations. We recorded the acquired assets (including real estate related intangibles) at fair value. We used a qualified appraiser to assist us with the determination of the fair value estimates for the majority of these assets. We expect to finalize the purchase price allocation for one of our small acquisitions during the second quarter of 2015. There were no liabilities assumed in connection with these acquisitions.

The purchase price allocation for our acquisitions, which reflects our estimates of the fair value of the assets acquired, is as follows:

As of December 31, 2014
(amounts in millions)
Financing receivables	$37.2
Real estate	66.6
Real estate related intangibles	20.0
Goodwill	2.1
Net working capital	0.1

Purchase Price	$126.0

As a result of these acquisitions, we have recorded rental income of $2.1 million and interest income of $0.6 million for the three months ended March 31, 2015 in our condensed consolidated statement of operations.

Investment in Equity Method Affiliate

In October 2014, we made a $144 million investment in Strong Upwind Holdings LLC (“Strong Upwind”), a newly formed joint venture that we own with an affiliate of JPMorgan Chase & Co (“JP Morgan”). Strong Upwind purchased JPMorgan’s minority interest in four limited liability holding companies that own ten operating wind projects across five states. Each of the four holding companies is controlled and operated by a large wind energy company. The minority ownership interests in the holding companies are structured in a typical wind partnership flip structure where Strong Upwind, along with a number of other large institutional investors receive a pre-negotiated preferred return consisting of a priority distribution of the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the holding company receives the majority of the cash flow and the institutional investors will have an on-going residual interest. We share in the cash flow and tax attributes of Strong Upwind according to a negotiated schedule. After factoring in the various ownership interests, we own between 4% and 17.5% of the holding companies based on voting percentages. We have determined that we do not have a controlling voting interest in Strong Upwind and therefore we account for our investment using the equity method. See Note 13 for additional information.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows for the periods presented. The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the entire year. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and including origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The proceeds from sales are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure nonrecourse debt with the proceeds from our financing receivables.

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

Investments

Investments include debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. As a result of the sale of certain debt securities previously designated as held-to-maturity in 2014, we have designated our debt securities as available-for-sale and will carry these securities at fair value on our balance sheet from that date. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“OCI”) in equity on our balance sheet. Previously, we recorded our debt securities as held-to-maturity and thus had carried these securities on the balance sheet at amortized cost, which was initially at cost plus any premiums or less any discounts that are amortized or accreted from or into investment interest income using the effective interest method.

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

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is determined by management based on an appraisal of the property by a qualified appraiser.

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

We record the purchases of real estate, other than in a business combination (i.e. real estate with no in-places leases), as asset acquisitions that are recorded at cost, including acquisition and closing costs.

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

Our other retained interest in securitized assets, the residual assets, are classified as available-for-sale securities and carried at fair value on the condensed consolidated balance sheets in Other Assets. We generally do not sell our residual assets. Our residual assets are evaluated for impairment in a similar manner as described under “Investments” above.

Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

Modifications to Debt

We evaluate any modifications to our debt in accordance with the applicable guidance in ASC 470-50, Debt-Modifications and Extinguishments. If the debt instruments are substantially modified, the modification is accounted for in the same manner as a debt extinguishment (i.e., a major modification) and the fees paid are recognized as expense at the time of the modification. Otherwise, such fees are deferred and amortized as an adjustment of interest expense over the remaining term of the modified debt instrument using the interest method.

Cash and Cash Equivalents

Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price, which approximates fair value.

Restricted Cash

Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations outstanding at the balance sheet dates.

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

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the partnership agreement, less distributions received. Because the partnership agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method (“HLBV”). Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investment in affiliate in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investment, we determined that no impairment had occurred for three months ended March 31, 2015.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2010 through 2014 are open. As of March 31, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There was no accrued interest and penalties as of March 31, 2015 and December 31, 2014, and no interest and penalties were recognized during the three months ended March 31, 2015 and 2014.

Equity-Based Compensation

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

We recorded compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation. We recognize compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is recognized over the requisite service period (which includes the performance period) based on our estimate of the achievement of the various performance targets, adjusted for forfeitures. Our share price at the date of grant and actual performance results at the end of the performance period determine the fair value and the number of shares that will ultimately be awarded. The award earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target are met. If minimum performance targets are not attained, no awards will be awarded.

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

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2015 and December 31, 2014, only our residual assets (described in Note 5), financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

Unless otherwise discussed below, fair value is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these unobservable inputs would result in a lower fair value and a decline would result in a higher fair value.

	As of March 31, 2015
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables(1)	$610	$554	Level 3
Financing receivables held-for-sale	40	40	Level 3
Investments available-for-sale(2)	23	23	Level 3
Liabilities
Credit facility	$321	$321	Level 3
Nonrecourse debt	126	111	Level 3
Asset-backed nonrecourse notes	210	209	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $1.2 million as of March 31, 2015.
(2)	The amortized costs of our investments available-for-sale as of March 31, 2015 was $22 million.

	As of December 31, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$598	$553	Level 3
Financing receivables held-for-sale	62	62	Level 3
Investments available-for-sale(2)	27	27	Level 3

	As of December 31, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Liabilities
Credit facility	$316	$316	Level 3
Nonrecourse debt	127	113	Level 3
Asset-backed nonrecourse notes	208	208	Level 3

(1)	Financing receivables includes $0.8 million, which represents the net fair value of collateral related to an impaired loan. The allowance for loan losses included in the carrying value of the financing receivables was $1.2 million as of December 31, 2014.
(2)	The amortized costs of our investments available-for-sale as of December 31, 2014, was $26.9 million.

Financing Receivables and Investments

The fair value of financing receivables and investments is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs. For investments held at fair value, we used a range of interest rate spreads of 2% to 5% based upon comparable transactions. The financing receivables held for sale are carried at cost, which approximates fair value.

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

	For the three months ended March 31,
	2015	2014
	(amounts in millions)
Balance, beginning of period	$27.3	$—
Transfers to / purchases of available-for-sale debt securities.	5.0	—
Payments on available-for-sale debt securities	(7.6)	—
Sale of available-for-sale debt securities	(2.3)	—
Gains on debt securities recorded in earnings	0.3	—
Gains on debt securities recorded in OCI	0.1	—
Balance, end of period	$22.8	$—

Non-recurring Fair Value Measurements

Our financial statements may include non-recurring fair value measurements related to acquisitions, if any. Assets acquired in a business combination are recorded at their fair value. We use third party valuation firms to assist us with developing our estimates of fair value. These valuations are prepared using Level 3 inputs.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are principally cash and cash equivalents. As of March 31, 2015 and December 31, 2014, we had cash deposits held in U.S. banks of $80 million and $70 million, respectively. Included in these balances are $77 million and $66 million in bank deposits, respectively, in excess of amounts federally insured.

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

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our consolidated balance sheets. As of March 31, 2015 the Operating Partnership had 28,235,160 OP units outstanding; of which we owned 99% and other limited partners owned 1% or 284,992 OP units. The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock. During the three months ended March 31, 2015, we exchanged 46,290 OP units held by our non-controlling interest holders for the same number of shares of our common stock. The non-controlling interest holders are generally allocated their prorate share of income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions between us and the securitization trusts:

	For the Three Months Ended March 31,
	2015	2014
	(amounts in millions)
Gains on securitizations	$3	$2
Purchase of receivables securitized	$60	$65
Proceeds from securitizations	$63	$67
Residual and servicing assets included in Other Assets	$9	$6
Cash received from residual assets	$0.4	$0.8

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. Included in other assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same 8% discount rate we use for the fair value calculation of residual assets, which is determined based on a review of comparable market transactions.

As of March 31, 2015 and December 31, 2014, our managed assets totaled $2.6 billion and $2.5 billion, respectively, of which $1.8 billion and $1.7 billion were securitized assets in the respective periods. There were no securitization credit losses in the three months ended March 31, 2015 or 2014, and no material securitization delinquencies as of March 31, 2015 and December 31, 2014. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio – Financing Receivables, Investments and Real Estate

As of March 31, 2015, our Portfolio included approximately $885 million of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors. The equity method investment represents our investment in a partnership that holds minority equity investments in wind projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of March 31, 2015, with 98% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investment(4)		Total
	($ in millions)
Financing receivables	$304	$249	$1	$554	$		$554
Financing receivables held-for-sale	40	—	—	40		—	40
Investments	—	9	14	23		—	23
Real estate(5)	—	130	—	130		—	130
Equity method investment	—	—	—	—		138	138

Total	$344	$388	$15	$747		$138	$885

% of Debt and Real Estate Portfolio	46%	52%	2%	100%		N/A	N/A
Average Remaining Balance(6)	$11	$9	$14	$10		$14	$10

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $261 million of U.S. federal government transactions and $83 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $59 million of the transactions have been rated investment grade by an independent rating agency.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 73 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $21 million.

The components of financing receivables as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
	(amounts in millions)
Financing receivables
Financing or minimum lease payments(1)	$733	$723
Unearned interest income	(175)	(166)
Allowance for credit losses	(1)	(1)
Unearned fee income, net of initial direct costs	(3)	(3)

Financing receivables(1)	$554	$553

(1)	Excludes $40 million and $62 million in financing receivables held-for-sale as of March 31, 2015 and December 31, 2014, respectively.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $72 million and $88 million as of March 31, 2015 and December 31, 2014, respectively. We have $1.6 million and $3.0 million in restricted cash as of March 31, 2015 and December 31, 2014, respectively, which will be used to pay these funding obligations.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2015:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in millions)
Financing Receivables(1)
Payment due by period	$554	$5	$62	$36	$451
Weighted average yield by period(2)	5.4%	6.6%	7.2%	5.4%	5.2%
Investments
Payment due by period	$23	$—	$14	$—	$9
Weighted average yield by period	5.3%	—%	5.8%	—%	4.6%

(1)	Excludes financing receivables held-for-sale of $40 million.
(2)	Excludes yield on remaining $0.8 million loan balance that is on non-accrual status after the $1.2 million allowance for loan loss recorded as of March 2015.

The components of our real estate portfolio as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
	(amounts in millions)
Real Estate
Land	$106	$91
Real estate related intangibles	25	23
Accumulated amortization of real estate intangibles	(1)	(0)

Real Estate	$130	$114

The real estate related intangible assets will be amortized on a straight-line basis over the lease terms with expirations dates that range between the years 2047 and 2061 assuming expected extensions. There are conservation easement agreements covering two of our properties that limit the use of the property upon expiration of the respective leases. As of March 31, 2015, the future amortization expense of these intangible assets is as follows:

Year Ending December 31,	(amounts in millions)
From April 1, 2015 to December 31, 2015	$0.5
2016	0.6
2017	0.6
2018	0.6
2019	0.6
2020	0.6
Thereafter	21.3

Total	$24.8

Our real estate is rented under long term land lease agreements with expiration dates that range between the years 2033 and 2044 under the initial terms and 2047 and 2061 assuming anticipated extensions by the lessees. As of March 31, 2015, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(amounts in millions)
From April 1, 2015 to December 31, 2015	$8
2016	10
2017	10
2018	10
2019	10
2020	10
Thereafter	333

Total	$391

In 2013, we recorded an allowance of $11.0 million on the remaining $11.8 million balance of a $24 million loan to a wholly owned subsidiary of EnergySource to be used for a geothermal project. During 2014, we agreed to cap our recovery at $2 million in exchange for the ability to realize a portion of the proceeds from the sale of land held by EnergySource and thus we charged off $9.8 million of the receivable against the allowance resulting in a remaining allowance of $1.2 million. In April 2015, we entered into an agreement where we agreed to allow EnergySource to borrow against a pending land sale from an unrelated third party in exchange for a $0.4 million cash payment and an agreement to receive an additional $0.4 million upon the closing of the land sale. Thus, we expect our final recovery from the land sale to equal the net balance of $0.8 million. However, there can be no assurance as to the actual timing or ultimate recovery from any land sale or whether any land sale will in fact occur. The project is considered a variable interest entity and the maximum exposure to loss as of March 31, 2015 and December 31, 2014 is the net balance of $0.8 million, which represented our estimate of the realizable sale value of assets and was the average balance for the respective period, net of the allowance. No interest income was accrued or collected in cash on the loan for the three months ended March 31, 2015 or 2014. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status as of March 31, 2015 or December 31, 2014. There was no provision for credit losses for the three months ended March 31, 2015 or 2014. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended March 31, 2015 or 2014.

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

Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability of the credit facility as described below:

•	November 2013 - the PF Loan Agreement was amended to provide us with the flexibility to negotiate an alternative interest rate margin on certain loans with the approval of the administrative agent.

•	May 2014 - the PF Loan Agreement was amended to increase its overall borrowing capacity by $200 million to $500 million, increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $100 million to $250 million and expand the collateral eligibility criteria to reflect current market opportunities in distributed energy assets.

•	August 2014 - we entered into an amended and restated Loan Agreement which a) incorporated the terms of the first two amendments, b) added additional subsidiaries as Borrowers, c) provided for a fixed rate loan option and d) modified the timing of borrowings on certain projects.

•	September 2014 - the Loan Agreements were amended to reduce the required notice period for advances.

•	December 2014 - the Loan Agreements were amended to extend the maturity date of the facility to July 19, 2019 and to increase the PF Loan Agreement overall borrowing capacity by $475 million to $975 million and increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $75 million to $325 million. The G&I Loan Agreement was amended to decrease the G&I Loan Agreement overall borrowing capacity by $25 million to $375 million and decrease the maximum borrowings allowed at any point in time under the G&I Loan Agreement by $75 million to $125 million.

•	April 2015 – the PF Loan Agreement was amended to increase its overall borrowing capacity by $75 million to $1.05 billion and to increase the maximum borrowings allowed at any point in time under the PF Loan Agreement by $75 million to $400 million; provided, however, that upon the repayment of borrowings related to certain projects and the release of the related collateral, the maximum loan amount shall be reduced on a dollar for dollar basis until it is reduced to $350 million. The G&I Loan Agreement was amended to decrease the G&I Loan Agreement overall borrowing capacity by $75 million to $300 million and decrease the maximum borrowings allowed at any point in time under the G&I Loan Agreement by $25 million to $100 million. Additionally, we may, with the consent of the administrative agent, borrow against new projects before such projects become approved financings but after they have been pledged as collateral.

We have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013. As part of our August and December 2014 amendments, we entered into amended and restated versions of these guaranties.

The Loan Agreements, as amended, provide for senior secured revolving credit facilities with total maximum advances of $1.35 billion (i) in the case of the G&I Loan Agreement, in the principal amount of $100 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $300 million, and (ii) in the case of the PF Loan Agreement, in the principal amount of $400 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $1.05 billion. The $400 million is subject to being reduced to $350 million as described above in the April 2015 amendment. The scheduled termination date of each of the Loan Agreements is July 19, 2019. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.50% or, under certain circumstances, the Federal Funds Rate plus 1.50%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.50% or, under certain circumstances, the Federal Funds Rate plus 2.50%, or a specifically negotiated rate on certain loans as approved by the administrative agent. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin.

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

We had outstanding borrowings under our credit facilities of approximately $321 million and $316 million as of March 31, 2015 and December 31, 2014, respectively. We pledged approximately $463 million and $422 million of financing receivables as collateral for the credit facility as of March 31, 2015 and December 31, 2014, respectively. The weighted average short-term borrowing rate of our credit facilities was 2.4% as of March 31, 2015 and December 31, 2014. We incurred approximately $11 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse asset-backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of March 31, 2015 and December 31, 2014, we had approximately $90 million and $92 million, respectively, of Notes outstanding, which were secured by approximately $104 million and $104 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make-whole payment calculated as the present value of remaining principal and interest payments using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. After December 2018, the Notes may be prepaid at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

In October 2014, through certain of our subsidiaries, we entered into a $115 million nonrecourse asset-backed loan agreement (the “ABS Loan Agreement”) with a fixed interest rate of 5.74%. The ABS Loan Agreement matures in September 2021. Principal and interest is paid quarterly starting in March 2015 with a minimum principal payment amount equal to one-half percent (0.5%) of the principal amount of the loan plus additional principal payments based on available cash flow and a target debt balance. HAT Holdings II LLC, an indirect TRS subsidiary of the Company, has pledged its 100% ownership of the equity in HA Wind LLC which in turn has pledged all of its assets, which consists primarily of a 50% ownership interest in Strong Upwind, as security for the loan. The loan is otherwise non-recourse to the Company. The expected remaining debt balance to be repaid at the maturity date is approximately $20 million. The ABS Loan Agreement contains terms, conditions, covenants, and representations and warranties from HA Wind LLC that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The ABS Loan Agreement also includes customary events of default, the occurrence of which may result in termination of the Loan Agreement, acceleration of amounts due, and accrual of default interest at a rate of 7.74%.

We incurred approximately $2 million of costs associated with our asset-backed nonrecourse debt that have been capitalized (included in other assets on the consolidated balance sheets) and is being amortized using the effective interest method over the respective term.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivable. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of approximately $95 million and $108 million as of March 31, 2015 and December 31, 2014, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of March 31, 2015	Balance	Maturity
	(amounts in millions)
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$34	2015 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	54	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23	2015 to 2031

Other nonrecourse debt	$111

As of December 31, 2014	Balance	Maturity
	(amounts in millions)
Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$32	2015 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	58	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23	2015 to 2031

Other nonrecourse debt	$113

The stated minimum maturities of nonrecourse debt as of March 31, 2015, were as follows:

	Nonrecourse Debt
As of March 31,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in millions)
2016	$20	$16	$36
2017	20	16	36
2018	21	13	34
2019	19	7	26
2020	81	4	85
Thereafter	48	55	103

	$209	$111	$320

9.	Commitments and Contingencies

Litigation

We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.	Income Tax

We elected and qualified to be taxed as a REIT, commencing with our taxable year ending December 31, 2013. As a REIT, we are not subject to federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our TRS will generally be subject to federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. Deferred tax assets and liabilities for our TRS are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

We recorded a tax benefit/(expense) of $0.0 million and $(0.1) million for the three months ended March 31, 2015 and 2014, respectively, related to the activities of our TRS. The income tax benefit and expenses recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%. We have recorded a deferred tax liability in Accounts payable, accrued expenses and other on our consolidated balance sheet of $0.1 million related to the activities of our TRS as of March 31, 2015 and December 31, 2014.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2014 and 2015:

Announced Date	Record Date	Pay Date	Amount per share
3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26
3/17/15	3/30/15	4/9/15	$0.26

We completed the following public offerings of common stock:

Closing Date	Shares Issued[1]	Price Per Share	Net Proceeds [2]
	(amounts in millions, except per share amounts)
4/23/13	14.2	$12.50	$160
4/29/14	5.8	$13.00	$70
10/31/14	4.6	$13.60	$59
5/4/15	4.6	$18.50	$81

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

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

Company Shelf Registration Statement

In August 2014, we filed a registration statement with the SEC registering the possible offering and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares, and warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters. Sales of the securities may be made by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. The specific terms of the securities offering and the names of any underwriters involved in the sale of the securities will be set forth in the applicable prospectus supplement. Our equity offerings starting in October 2014 were completed using this shelf registration.

Awards of Shares of Restricted Common Stock under our 2013 Plan

Under the 2013 Plan, we have issued both awards with service conditions and awards with performance conditions. During the three months ended March 31, 2015, our board of directors awarded employees and directors 174,585 shares of restricted common stock that vest in 2015 to 2019 and 390,131 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. We recognize compensation expense as described in Note 2.

For the three months ended March 31, 2015 and 2014, we recorded $2.2 million and $0.5 million of equity-based compensation expense, respectively. The total unrecognized compensation expense related to awards of shares of restricted common stock is $16.4 million as of March 31, 2015, which is expected to be recognized over a weighted-average term of approximately two years. The calculation of the compensation expense assumes a forfeiture rate up to 5%.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2013	598,815	12.50	$7.5
Granted	529,100	14.18	7.5
Vested	(149,709)	12.50	(1.9)
Forfeited	(13,386)	12.99	(0.2)

Balance — December 31, 2014	964,820	13.41	$12.9
Granted	564,716	17.27	9.8
Vested	(9,250)	14.61	(0.1)
Forfeited	—	—	—

Ending Balance — March 31, 2015	1,520,286	14.84	$22.6

12. Earnings per Share of Common Stock

Net income or loss figures are presented net of income or loss attributable to the non-controlling OP units in the earnings per share calculations. The non-controlling limited partners’ outstanding OP units have also been excluded from the diluted earnings per share calculation attributable to common stockholders as there would be no effect on the amounts since the limited partners’ share of income would also be added back to net income. The weighted average number of OP units attributable to the non-controlling interest was 325,110 and 361,414 for the three months ended March 31, 2015 and 2014, respectively.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Any shares of common stock which, if included in the diluted earnings per share calculation, would have an anti-dilutive effect have been excluded from the diluted earnings per share calculation. As of March 31, 2015 and 2014, there were 1,520,286 and 605,815 shares of unvested restricted common stock outstanding, respectively.

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
Numerator:	2015	2014
	(in thousands, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$2,122	$2,753
Less: Dividends paid on participating securities	(375)	(127)
Undistributed earnings attributable to participating securities	—	—

Net income attributable to controlling shareholders	$1,747	$2,626

Denominator:
Weighted-average number of common shares — basic	26,386,080	15,892,927

Weighted-average number of common shares — diluted	26,386,080	16,494,309

Basic earnings per common share	$0.07	$0.17

Diluted earnings per common share	$0.07	$0.17

13. Equity Method Investment in Affiliate

Strong Upwind

As described in Notes 1 and 2, in October 2014, we made a $144 million investment in Strong Upwind that is jointly owned and operated with an affiliate of JPMorgan. We account for our investment using the equity method of accounting and have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information. For the quarter ended March 31, 2015, we have recognized a loss of $0.1 million from our equity method investment in Strong Upwind.

The following is a summary of the consolidated financial position and results of operations of the holding companies, accounted for using the equity method:

	As of and for the year ended December 31
	2014	2013
	($ in millions, unaudited)
Current Assets	$51	$46
Total Assets	$1,504	$1,580
Current Liabilities	$17	$16
Total Liabilities	$68	$70
Members’ Equity	$1,436	$1,510
Revenue	$155	$142
Income from Continuing Operations	$44	$16
Net Income	$44	$16

14. Subsequent Events

For a discussion of subsequent events occurring after March 31, 2015, see Note 11 relating to our follow on offering of common stock, Note 6 relating to our recovery from our EnergySource loan and Note 7 relating to our credit facility amendment.

Item	2. Management’s Discussion and Analysis of Financial Conditionand Results of Operations

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

The following discussion is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with our 2014 Form 10-K, that was filed with the SEC.

Our Business

We provide debt and equity financing to the energy efficiency and renewable energy markets. We focus on providing preferred or senior level capital to established sponsors and high credit quality obligors for assets that generate long-term, recurring and predictable cash flows. Since our IPO in April 2013 through March 31, 2015, we completed more than $1.6 billion of financing and investment transactions.

Our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service providers, such as Honeywell International, Ingersoll-Rand, Johnson Controls, Schneider Electric, Siemens, SunPower and United Technologies as well as a number of U.S. utility companies. Since our IPO, a new group of public companies who own and operate renewable energy projects, referred to as YieldCos, has emerged and added additional financing opportunities, in addition to the existing utility-scale renewable energy independent power producers. We also rely on relationships with a variety of key financial participants, including institutional investors, private equity funds, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. We believe we are the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

We focus our investment activities primarily on:

•	Energy Efficiency Projects: projects, typically undertaken by ESCOs, which reduce a building’s or facility’s energy usage or cost by improving or installing various building components, including heating, ventilation and air conditioning systems (“HVAC systems”) systems, lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems; and

•	Renewable Energy Projects: projects that deploy cleaner energy sources, such as solar and wind to generate power production.

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

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $210 million in three follow on public offerings, including $81 million in a follow on public offering completed in May 2015. Our strategy in undertaking the public offerings was to expand our proven ability to serve our rapidly growing markets by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated financing strategies, we intend to hold a significantly larger portion of the assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings. For further information on our public equity offerings, see “Note 11.” to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

In most cases, the transfer of loans or other assets to non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we record income as a gain on sale of receivables and investments. We also typically manage and service these assets in exchange for fees and other payments, which we record as fee income on our statement of operations. We may periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

We have completed approximately $167 million of transactions from January 1, 2015 to April 27, 2015, compared to approximately $132 million in the same period in 2014. We completed approximately $104 million of transactions during the quarter ended March 31, 2015, approximately 58% of which were added to our balance sheet and 42% were securitized or syndicated. We refer to the transactions that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-consolidated equity interest in a project.

We began leasing real property to renewable projects in May 2014, when we acquired all of the outstanding member interests in AWCC. Through this acquisition and a series of follow on transactions, we own more than 12,500 acres of land that are under long-term lease agreements with over 20 solar projects, which we have recorded in our financial statements as real estate, and rights to payments from land leases for a diversified portfolio of 57 wind projects, which we have recorded in our financial statements as financing receivables. For further information on our real estate transactions, see Note 1 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

In October 2014, we invested approximately $144 million to acquire a portfolio of non-controlling equity investments in ten operating wind projects owned by an affiliate of JPMorgan. This transaction enables us to participate in the priority cash flows associated with these wind projects. We account for our investment in the wind projects as an equity method investment. As part of the transaction, we also borrowed $115 million of fixed-rate, amortizing non-recourse debt using the investment as collateral. For further information on these transactions, see Note 8 and Note 13 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

As of March 31, 2015, our Portfolio was approximately $885 million. Approximately 70% of our Portfolio consisted of loans, financing receivables, direct financing leases or debt securities structured with fixed rates. Approximately 15% of our Portfolio was real estate with long-term leases and approximately 15% represented minority ownership of wind projects. Excluding our equity investments, approximately 46% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 52% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. In total, as of March 31, 2015, we managed approximately $2.6 billion of assets, which consisted of our Portfolio plus approximately $1.8 billion of assets held in non-consolidated securitization trusts. We refer to this $2.6 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close over the next year consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of March 31, 2015, our pipeline consisted of more than $2.0 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

We have elected to qualify, and operate our business so as to qualify, to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing with our taxable year ended December 31, 2013. We believe that we have been organized and operated, and we intend to continue to operate, in such a manner so as to qualify for taxation as a REIT under the Internal Revenue

Code. Qualification and taxation as a REIT depends on our ability to satisfy, among other requirements, certain asset and income tests, some of which depend upon the classification of at least 75% of the “fair market value” of our assets as real estate assets under the Internal Revenue Code. In May 2014, the United States Department of the Treasury published proposed regulations which, if adopted in the form proposed, would revise the definition of “real property” for purposes of the REIT income and asset tests. The proposed regulations are not yet in effect, and, depending upon whether and in what form they are actually adopted and how if adopted they are interpreted, may affect the classification of certain of our assets under these tests, and thus could require us to alter our mix of assets, adjust our approach to qualifying as a REIT or adjust our business strategy. The proposed regulations are proposed to be effective for calendar quarters beginning after they are published in final form. The Treasury has not indicated whether or when the proposed regulations will be finalized.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under Note 2 in our 2014 Form 10-K and under Note 2 in Item 1 of this Quarterly Report on Form 10-Q.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Financing receivables and the related accounting for allowance for credit losses and impairments

•	Investments and the related accounting for impairments

•	Real estate

•	Securitization of receivables

•	Valuation of financial instruments

•	Variable interest entities and equity method investments in affiliates

•	Revenue recognition

•	Income taxes

•	Equity-based compensation

•	Earnings per share

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.

We provide additional information on our critical accounting policies and use of estimates under “MD&A—Critical Accounting Policies and Use of Estimates” in our 2014 Form 10-K.

Financial Condition and Results of Operation

Our Portfolio

As of March 31, 2015, our Portfolio was approximately $885 million. Approximately 70% of our Portfolio consisted of loans, financing receivables, direct financing leases or debt securities structured with fixed rates. Approximately 15% of our Portfolio was real estate with long-term leases and approximately 15% represented minority ownership of wind projects. Excluding our equity investments, approximately 46% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 52% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. The weighted average remaining life of our Portfolio as of March 31, 2015, (excluding match-funded transactions) is approximately 13 years.

The following is an analysis of our Portfolio by type of obligor and credit quality as of March 31, 2015 with 98% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non- Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investment(4)		Total
	($ in millions)
Financing receivables	$304	$249	$1	$554	$		$554
Financing receivables held-for-sale	40	—	—	40		—	40
Investments	—	9	14	23		—	23
Real estate(5)	—	130	—	130		—	130
Equity method investment	—	—	—	—		138	138

Total	$344	$388	$15	$747		$138	$885

% of Debt and Real Estate Portfolio	46%	52%	2%	100%		N/A	N/A
Average Remaining Balance(6)	$11	$9	$14	$10		$14	$10

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $261 million of U.S. federal government transactions and $83 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $59 million of the transactions have been rated investment grade by an independent rating agency.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 73 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $21 million.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of March 31, 2015:

	Balance in Millions	Maturity
Financing receivables:
Fixed-rate financing receivables, interest rates from 1.17% to 5.00% per annum	245	2015 to 2037
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	96	2015 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 13.36% per annum	214	2015 to 2059

	555
Allowance for credit losses	(1)

Financing receivables, net of allowance	554
Financing receivables held for sale, interest rate of 3.99% per annum	40	2031
Fixed-rate investment in debt securities, interest rates of 3.95% to 6.10% per annum	23	2017 to 2035

Total Financing Receivables and Investments	$617

Our non-investment grade rated commercial obligations includes $14 million of senior secured debt securities in an operating wind project with a long-term power purchase agreement. The total outstanding balance of the debt securities is $61 million with the remaining portion owned by a large financial institution. As previously disclosed in our 2014 Form 10-K, an intercompany tax credit agreement was terminated when the parent company of the project was acquired by NRG Energy, Inc. The termination resulted in an event of default under the project financing arrangement. In addition, the trustee determined that an event of default arose in February 2015 from the borrower’s failure to deliver in February 2015 sufficient funds for allocation to future principal and interest payments. In April 2015, the trustee determined that, while the borrower had delivered sufficient funds to make the scheduled interest payment due in May 2015, an event of default arose from the borrower’s failure to deliver sufficient funds to make the full principal payment due on that date. The trustee has, however, confirmed that sufficient funds are held in reserve accounts for the project to enable the scheduled principal payment to be made in full. As a result, approximately $1.3 million of the approximately $5.2 million debt service reserve was used to fund the May 2015 principal payment. The holders of the senior secured debt securities remain in negotiations with the projects owners. In the event such negotiations are not resolved successfully the holders can exercise their rights of foreclosure in accordance with the terms of the project financing arrangement. Based on our evaluation of the cash flow model for the project, we have concluded that the debt securities are not impaired as of March 31, 2015.

As of March 31, 2015, we carried in commercial non-investment grade financing receivables an estimated recovery of $0.8 million on our EnergySource loan for which we established an allowance in 2013. In April 2015, we entered into an agreement where we agreed to allow EnergySource to borrow against a pending land sale from an unrelated third party in exchange for a $0.4 million cash payment and an agreement to receive an additional $0.4 million upon the closing of the land sale. Thus, we expect our recovery to equal the estimated recovery of $0.8 million. However, there can be no assurance as to the actual timing or ultimate recovery from any land sale or whether any land sale will in fact occur. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO. For further information on the EnergySource loan, see Note 6 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

We had no other financing receivables, investments or leases on nonaccrual status as of March 31, 2015 or December 31, 2014. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended March 31, 2015 or 2014.

The table below presents, for each major category of our Portfolio (excluding our equity method investment) and our interest-bearing liabilities, the average outstanding balances, investment income earned or interest expense incurred, and average yield or cost. Our net investment margin represents the difference between the yield on our portfolio (including our rental income) and the cost of our interest-bearing liabilities, including the impact of non-interest bearing funding, primarily equity. This analysis excludes the debt related to the equity investment in the wind projects because our earnings on the equity investment in the wind projects are not included in Investment Revenue.

	Three Months ended March 31,
	2015	2014
	(amounts in millions)
Interest Income, Financing receivables	$8.3	$4.6
Average monthly balance of financing receivables	$627	$354
Average interest rate from financing receivables	5.3%	5.2%
Interest Income, Investments	$0.4	$1.3
Average monthly balance of investments	$25	$92
Average interest rate of investments	6.2%	5.7%
Rental Income	$2.1	—
Average monthly balance of real estate	$116	$—
Average yield on real estate	7.2%	0.0%
Average monthly balance of Portfolio	$768	$446
Average yield from Portfolio	5.6%	5.3%
Investment interest expense	$(4.4)	$(3.5)
Average monthly balance of debt	$527	$344

Average interest rate from debt	3.4%	4.1%
Average interest spread	2.3%	1.2%
Net investment margin	3.3%	2.1%

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of March 31, 2015:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in millions)
Financing Receivables (1)	$554	$26	$121	$135	$272
Investments	$23	$1	$14	$2	$6

(1)	Financing receivables does not include financing receivables held-for-sale of $40 million.

For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2015, see Note 6 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Our real estate investments are rented under long term land lease agreements with expiration dates that range between 2033 and 2044 under the initial terms and 2047 and 2061 assuming expected extensions. For a schedule of our future minimum rental income under our land lease agreements as of March 31, 2015, see Note 6 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

For information on our residual assets relating to our securitization trusts, see Note 3 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Results of Operation

Comparison of the Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(amounts in millions)
Net Investment Revenue:
Interest Income, Financing receivables	$8.3	$4.6	$3.7	80%
Interest Income, Investments	0.4	1.3	(0.9)	(69%)
Rental Income	2.1	—	2.1	NM

Investment Revenue	10.8	5.9	4.9	83%
Investment interest expense	(6.1)	(3.5)	(2.6)	(74%)

Net Investment Revenue	4.7	2.4	2.3	96%
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision	4.7	2.4	2.3	96%

Other Investment Revenue:
Gain on sale of receivables and investments	2.9	2.0	0.9	45%
Fee income	0.2	1.3	(1.1)	(85%)

Other Investment Revenue	3.1	3.3	(0.2)	(6%)

Total Revenue, net of investment interest expense and provision	7.8	5.7	2.1	37%

Compensation and benefits	(3.9)	(1.6)	(2.3)	(144%)
General and administrative	(1.5)	(1.2)	(0.3)	(25%)
Other, net	(0.2)	(0.1)	(0.1)	(100%)
Loss in equity method investment	(0.1)	—	(0.1)	NM

Other Expenses, net	(5.7)	(2.9)	(2.8)	(97%)

Net income before income tax	2.1	2.8	(0.7)	(25%)
Income tax (expense) benefit	0.0	(0.0)	0.0	NM

Net Income	$2.1	$2.8	$(0.7)	(25%)

*	NM – Percentage change is not meaningful.

Net Income

Net income decreased by $0.7 million to $2.1 million for the three months ended March 31, 2015, compared to $2.8 million for the same period in 2014. Our equity method investment in the wind projects had a significant impact on the changes in operating results for the three months ended March 31, 2015, when compared to the same period in 2014. During the three months ended March 31, 2015, we recorded investment interest expense of $1.7 million related to the financing of our investment in the wind projects and recorded an equity method loss of $0.1 million. The results do not include the Non-GAAP Core Earnings adjustment related to recognizing income or loss based on the effective interest methodology in order to treat this investment in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below. The remaining decrease in net income was driven by higher Other Expenses, net of $2.8 million, primarily relate to an increase in compensation costs of $2.3 million, consisting primarily of equity-based compensation, and higher G&A expenses of $0.3 million, partially offset by an increase in Total Revenue, net of investment interest expense of $2.1 million, which consists primarily of growth in Investment Revenue of $4.9 million that was partially offset by an increase investment interest expenses of $2.6 million, in large part as a result of the $1.7 million of investment interest expenses related to the financing of our equity method investment in wind projects discussed above and higher borrowings under our credit facility used to finance growth in our Portfolio. See the discussion of our equity method investment in the wind projects in Note 13 of our financial statements and in our discussion of Core Earnings in the Non-GAAP Financial Measures section below.

Net Investment Revenue

Net investment revenue increased to $4.7 million in the three months ended March 31, 2015, from $2.4 million in the same period in 2014. The increase was driven primarily by an increase in our Portfolio of investments held during the three months ended March 31, 2015, when compared to the same period in 2014. The monthly average balance of our Portfolio increased to approximately $768 million in the three months ended March 31, 2015, from approximately $446 million in the same period in 2014. This increase in our Portfolio was driven by the acquisition of our real estate investments beginning in May 2014, which added approximately $116 million to the average monthly balance of our portfolio and $2.1 million in rental revenue in the three months ended March 31, 2015. In addition, our average monthly portfolio of financing receivables and investments increased by approximately $206 million due to our strategy to hold more originated transactions on our balance sheet. Revenue also increased due to the higher yield on our portfolio of investments in financing receivables and investments which increased to 5.3% from 5.2% when comparing the three months ended March 31, 2015, to the same period in 2014. This increase was driven primarily by an increase in the percentage of commercial projects in the Portfolio which have a higher yield than the governmental projects. Our larger Portfolio with higher yields resulted in $2.3 million increase in net investment revenue to $4.7 million during the three months ended March 31, 2015, compared to $2.4 million during the same period in 2014.

As we have increased our leverage, the monthly average debt balance increased in the three months ended March 31, 2015, to approximately $527 million compared to approximately $344 million during the same period in 2014. Our average debt rate on these borrowings decreased to 3.4% during the three months ended March 31, 2015, from 4.1% for the same period ending March 31, 2014, due primarily to our higher utilization of the credit facility during the three months ended March 31, 2015, when compared to the same period in 2014. The higher average monthly debt balance was the primary driver of $0.9 million of the increase in our investment interest expense. The remaining increase in our investment interest expense of $1.7 million related to the $115 million of nonrecourse secured borrowings used to finance our equity method investment in wind projects.

As a result of the increase in the size of our Portfolio offset by an increase in the debt used to leverage the Portfolio, net investment revenue increased 96% to $4.7 million for the three months ended March 31, 2015, from $2.4 million for the same period ended in 2014. Net investment revenue for the three months ended March 31, 2015, includes the impact of the $1.7 million interest expense related to the financing of our equity method investment in the wind projects, whose earnings are not included in net investment revenue.

Other Investment Revenue

Gain on sale of receivables and investments increased by $0.9 million for the three months ended March 31, 2015, when compared to the same period ended March 31, 2014. The increase was the result of higher margins realized on transactions sold in the three months ended March 31, 2015 when compared to the same period in 2014. This increase was offset by a $1.1 million decline in fee income due to a loan syndication transaction recorded in fee income in 2014. As a result, other investment revenue decreased by $0.2 million to $3.1 million from $3.3 million in the same period last year.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $2.1 million to $7.8 million for the three months ended March 31, 2015, compared to $5.7 million for the same period in 2014. This increase was primarily a result of the growth in our Portfolio across the periods compared.

Other Expenses, Net

Other expenses, net increased by $2.8 million to $5.7 million in the three months ended March 31, 2015, compared to $2.9 million in the same period in 2014, primarily as a result of higher compensation and benefits costs of $2.3 million and $0.5 million of higher general and administrative and other expenses in 2015. The increase in compensation and benefits during the three months ended March 31, 2015, when compared to the same period in 2014, was driven primarily by higher performance based and service based stock compensation expenses as well as additional headcount. Beginning in April 2014, we granted performance based restricted stock awards and compensation expenses related to these awards are recorded based upon actual and expected achievement of certain performance targets as well as any service period.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non cash equity compensation expense, non cash provision for credit losses, amortization of intangibles, one time acquisition related costs, if any and any non cash tax charges. We also make an adjustment to account for our equity method investment in the wind projects on an effective interest method as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Our equity method investment in the wind projects is structured in a typical wind partnership “flip” structure where we, along with a number of other institutional investors, receive a pre-negotiated preferred return consisting of a priority distribution from the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership flips and the project owner receives the majority of the cash flow with the institutional investors retaining an ongoing residual interest. Given this structure, we negotiated our purchase price of this investment based on our assessment of the expected cash flows from this investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. Under U.S. GAAP, we are required to account for this investment utilizing a hypothetical liquidation at book value method (“HLBV”), in which we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, in this case, at the end of the immediately preceding quarter after adjusting for any distributions or contributions made during such quarter. As HLBV incorporates non-cash items, such as depreciation, and because we are entitled to receive a preferred return of cash flows on our investment independent of how profits and losses are allocated, the HLBV allocation does not, in our opinion, reflect the economics of our investment. As a result, and in an attempt to treat these investments in a manner similar to our other investments and our initial valuation, in calculating our Core Earnings, we adjusted the income we receive from this investment as if we were recognizing income or loss based on an effective interest methodology. Generally, under this methodology income is recognized over the life of the asset using a constant effective yield. The initial constant effective yield we selected is equal to the discount rate we used in making our investment decision. On at least a quarterly basis, we will review and, if appropriate, adjust this discount rate and the income or loss we receive from this investment for purposes of calculating our Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. We borrowed $115 million on a nonrecourse basis using this $144 million equity method investment as collateral. For the three months ended March 31, 2015, we collected cash distribution from the wind investment of $6.3 million, of which $2.8 million represents our Core Earnings adjustment for this investment based upon the effective yield methodology discussed above. In addition, included in our U.S. GAAP investment interest expense was $1.7 million of interest expense related to the loan on this investment.

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

We have calculated our Core Earnings for the three months ended March 31, 2015 and March 31, 2014. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended March 31,
	2015		2014
	$	Per Share	$	Per Share
	(amounts in thousands, except per share amounts)
Net income attributable to controlling shareholders	$2,122	$0.07	$2,753	$0.17
Core Earnings Adjustments
Equity method investment in Wind Projects	2,883		—
Non-cash equity-based compensation charge	2,201		450
Amortization of real estate intangibles	149		—
Amortization of other intangibles	50		51
Non-cash (benefit) provision for taxes	(27)		60
Current year earnings attributable to minority interest	25		60

Core Earnings(1)	$7,403	$0.27	$3,374	$0.20

(1)	Core Earnings per share is based on 27,774,980 shares and 16,855,723 shares for the three months ended March 31, 2015 and 2014, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP on-balance sheet Portfolio to our managed assets as of March 31, 2015 and December 31, 2014 and our U.S. GAAP investment revenue to our investment revenue from managed assets for the three months ended March 31, 2015:

	As of
	March 31, 2015	December 31, 2014
	(amounts in millions)
Financing receivables (1)	$554	$553
Investments	23	27
Real Estate	130	114
Equity method investment in affiliate	138	144
Assets held in securitization trusts	1,751	1,709

Managed Assets	$2,596	$2,547

(1)	Balances excludes financing receivables held-for-sale of approximately $40 million and $62 million as of March 31, 2015 and. December 31, 2014, respectively.

	Three Months ended March 31,
	2015	2014
	(amounts in millions)
Investment Revenue	$11	$6
Income from assets held in securitization trusts	24	22

Investment Revenue from Managed Assets (1)	$35	$28

(1)	Does not include adjustments to Core Earnings discussed above.

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date. The facility has been increased to $500 million with maximum total advances of $1.35 billion and the facility was extended an additional year and matures in July 2019. The $500 million is subject to being reduced to $450 million upon the repayment of borrowings related to certain projects and the release of the related collateral. For further information on the Credit Facility, see Note 7 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

In addition, in December 2013, we issued a $100 million, 2.79% fixed rate asset backed nonrecourse notes that matures in 2019, our first HASI Sustainable Yield Bond (the “Notes”). We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions (“GHG”) emissions saved by the technologies that secured the financing. In October 2014, we entered into a $115 million nonrecourse asset-backed loan with a fixed interest rate of 5.74% using our equity investment in the wind projects as collateral for this loan. For further information on the Nonrecourse Debt, see Note 8 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

We continue to use both of these funding sources and, as of March 31, 2015, we had outstanding approximately $111 million of this match funded debt, all of which was consolidated on to our balance sheet and is referred to as Other nonrecourse debt in our balance sheet. As of March 31, 2015, the outstanding principal balance of our assets financed through the use of securitizations that are not consolidated on our balance sheet was approximately $1.8 billion. For further information on our securitizations and other nonrecourse debt, Note 5 and Note 8 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

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

We may raise funds through capital market transactions by issuing capital stock. In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $210 million in three follow on public offerings, including $81 million in a follow on public offering completed in May 2015. See Note 11 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q for a summary of our public offerings of common stock since the completion our IPO.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Prior to our IPO, we primarily financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt. Since the IPO, we had a leverage target of less than two to one across our overall portfolio. Our debt to equity ratio was approximately 2.0 to 1 as of March 31, 2015. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 39% as of March 31, 2015. In March 2015, we increased our leverage target to 2.5 to 1. We calculate both of these ratios exclusive of securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt.

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

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future sustainable infrastructure projects, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had approximately $65 million and $58 million of unrestricted cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

Cash Generated from Operating Activities

Net cash provided by operating activities was $15.0 million for the three months ended March 31, 2015, driven primarily by the sale of financing receivables held-for-sale of $14.9 million and net income of $2.1 million, partially offset by cash used to pay accounts payable and accrued expenses and other of $1.8 million. Depreciation and equity based compensation were offset by other adjustments.

Net cash provided by operating activities was $22.5 million for the three months ended March 31, 2014, driven primarily by the sale of financing receivables and investments held-for-sale of $16.8 million, net income of $2.8 million, and non-cash charges of $1.5 million, which includes depreciation, amortization and equity-based compensation. In addition, there were cash flows provided by changes in accounts payable and other of $1.0 million, primarily resulting from timing of payments of accounts payable and accrued expenses.

Cash Flows Relating to Investing Activities

Net cash provided by investing activities was $24.3 million for the three months ended March 31, 2015. We collected cash from principal payments on and sales of our financing receivables and investments of $46.8 million. In addition, we received cash distributions from our investment in our wind projects of $6.3 million and $15.1 million from the sale of financing receivable and investments. These cash inflows were partially offset by investments added to our Portfolio of $41.1 million, which includes purchases of financing receivables and investments of approximately $25 million and real estate assets of approximately $16 million. In addition, there was a $2.8 million change in restricted cash.

Net cash used in investing activities was $31.5 million for the three months ended March 31, 2014. Cash of $48.7 million was used to purchase financing receivables. Our purchases of financing receivables during the three months ended March 31, 2014, were partially offset by the collection of principal payments from our on-balance sheet portfolio of financing receivables and investments and the release of restricted cash.

Cash Flows Relating to Financing Activities

Net cash used in financing activities was $32.0 million for the three months ended March 31, 2015. This includes payments to reduce our nonrecourse debt, credit facility and deferred funding obligations totaling $71.2 million and the payment of dividends and distributions to our stockholders and OP unit holders of $7.2 million. These cash outflows were partially offset by nonrecourse debt and credit facility borrowings of $46.4 million to finance investments in our Portfolio.

Net cash provided by financing activities was $16.7 million for the three months ended March 31, 2014. This includes cash of $40.0 million provided from borrowings under our credit facility to fund our investments in financing receivables. These cash receipts were partially offset by our payments on our nonrecourse debt of $10.5 million, deferred funding obligations of $7.5 million, and dividend and distributions of $3.7 million during the three months ended March 31, 2014. In addition, we redeemed 112,577 OP units held by our non-controlling interest holders for $1.5 million in cash during the three months ended March 31, 2014.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees and other corporate level expenses, as well as the costs associated with operating as a public company. As of March 31, 2015, we employed 29 people. We intend to hire additional business professionals as needed to assist in the execution of our business. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of approximately $9 million as of March 31, 2015, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2014 Form 10-K, filed with the SEC.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRS.

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

The dividends declared in 2014 and 2015 are described under Note 11 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Book Value Considerations

As of March 31, 2015, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $23 million in investments available-for-sale and the $8 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of March 31, 2015, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our primary market risks will be related to the credit quality of our counterparties and project companies, market interest rates, the liquidity of our assets and commodity prices. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of March 31, 2015 and December 31, 2014, the estimated fair value of our fixed rate nonrecourse debt was approximately $336 million and $335 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with $321 million outstanding as of March 31, 2015. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $321 million in variable rate debt by $0.4 million. Such hypothetical impact of interest rates on our credit facility does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record our investments available-for-sale and retained assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of March 31, 2015, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

Commodity Price Risk

Investments in projects that act as a substitute for an underlying commodity will expose us to volatility in prices of that commodity. As we typically target projects with long-term contracted revenues, often with price escalators based on inflation or other factors, commodity price risk has potentially more of an impact on new originations than on existing projects. However, we may also encounter commodity price risk for any portion of our existing projects that do not have long-term contracted revenues or sell on a spot-market basis. We monitor the market demand for various types of projects based upon a variety of factors including the outlook for the price of the underlying commodity. We also focus on a blend of technologies and projects to limit our exposure to price adjustments of any one commodity. For example, we believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects like renewable energy that may be a substitute for natural gas. In addition, certain of our projects reduce the use of the commodity so the impact of a reduction in cost of the underlying commodity can often be offset by increasing the term of the financing. Volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines so we often blend technologies together that may result in savings of several different commodities.

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18 million (net of recoveries) on the more than $5 billion of transactions we originated since 2000, which represents an aggregate loss of approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2015, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2015, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not presently subject to any litigation nor, to our knowledge, is any litigation threatened against us.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2014 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the three months ended March 31, 2015, we issued 46,290 shares of our common stock upon redemption of an equal number of OP units. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act in accordance with Section 4(a)(2).

During the three months ended March 31, 2015, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of their restricted stock awards.

The table below summarizes all of our repurchases of common stock during 2015:

Period		Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2015	Common stock repurchase	2,769	$15.88	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101 PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under such section.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: May 8, 2015	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 8, 2015	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)