Form 10-Q
period 2015-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2015-08-07
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 32,498,992 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2015 (which includes 1,277,010 shares of unvested restricted common stock).

FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (our “2014 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

•	our equity method investments in wind projects (as defined below);

•	our acquisition and integration of American Wind Capital Company, LLC (“AWCC”) as well as subsequent real estate acquisitions;

•	our expectations related to payments under our $13 million senior secured debt securities in an operating wind project;

•	the state of government legislation, regulation and policies that support energy efficiency, renewable energy and sustainable infrastructure projects and that enhance the economic feasibility of energy efficiency, renewable energy and sustainable infrastructure projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	our ability to complete potential new financing opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of financing;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the U.S. federal, state and local governments and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

- i -

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our assets;

•	changes in commodity prices;

•	effects of hedging instruments on our assets;

•	rates of default or decreased recovery rates on our assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of opportunities to originate energy efficiency, renewable energy and sustainable infrastructure projects;

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2014 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2014 Form 10-K.

- ii -

- iii -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 and DECEMBER 31, 2014

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets
Financing receivables	$688,632	$552,706
Financing receivables held-for-sale	85,461	62,275
Investments available-for-sale	28,455	27,273
Real estate	126,683	90,907
Real estate related intangible assets	25,482	23,058
Equity method investments in affiliates	161,648	143,903
Cash and cash equivalents	21,670	58,199
Restricted cash and cash equivalents	12,911	11,943
Other assets	30,502	39,993

Total Assets	$1,181,444	$1,010,257

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other	$13,749	$11,408
Deferred funding obligations	95,700	88,288
Credit facility	420,496	315,748
Asset-backed nonrecourse notes (secured by assets of $230 million and $248 million, respectively)	197,694	208,246
Other nonrecourse debt (secured by financing receivables of $104 million and $108 million, respectively)	107,510	112,525

Total Liabilities	835,149	736,215

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 31,221,982 and 26,377,111 shares issued and outstanding, respectively	312	264
Additional paid in capital	379,183	293,635
Retained deficit	(37,131)	(25,006)
Accumulated other comprehensive (loss) income	(81)	406
Non-controlling interest	4,012	4,743

Total Equity	346,295	274,042

Total Liabilities and Equity	$1,181,444	$1,010,257

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Net Investment Revenue:
Interest Income, Financing receivables	$8,217	$5,229	$16,545	$9,847
Interest Income, Investments	357	1,138	753	2,432
Rental Income	2,564	410	4,652	410

Investment Revenue	11,138	6,777	21,950	12,689
Investment interest expense	(6,103)	(3,684)	(12,250)	(7,214)

Net Investment Revenue	5,035	3,093	9,700	5,475
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision for credit losses	5,035	3,093	9,700	5,475
Other Investment Revenue:
Gain on sale of receivables and investments	1,557	4,272	4,426	6,246
Fee income	836	207	1,063	1,550

Other Investment Revenue	2,393	4,479	5,489	7,796

Total Revenue, net of investment interest expense and provision	7,428	7,572	15,189	13,271

Compensation and benefits	(3,978)	(2,924)	(7,830)	(4,537)
General and administrative	(1,561)	(1,445)	(3,066)	(2,598)
Acquisition costs	—	(1,104)	—	(1,104)
Other, net	(34)	(54)	(261)	(114)
Loss from equity method investments in affiliates	(295)	—	(348)	—

Other Expenses, net	(5,868)	(5,527)	(11,505)	(8,353)

Net income before income taxes	1,560	2,045	3,684	4,918
Income tax (expense) benefit	(76)	830	(53)	770

Net Income	$1,484	$2,875	$3,631	$5,688

Net income attributable to non-controlling interest holders	14	47	39	107

Net Income Attributable to Controlling Shareholders	$1,470	$2,828	$3,592	$5,581

Basic earnings per common share	$0.04	$0.13	$0.10	$0.29

Diluted earnings per common share	$0.04	$0.13	$0.10	$0.29

Weighted average common shares outstanding—basic	29,479,023	19,973,393	27,941,095	17,944,432
Weighted average common shares outstanding—diluted	29,479,023	19,973,393	27,941,095	17,944,432

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$1,484	$2,875	$3,631	$5,688
Unrealized (loss)/gain on available-for-sale securities, net of taxes benefit/(provision) of $0.2 million and $0.2 million in 2015 and ($1.5) million and ($1.5) million in 2014, for the three and six months periods respectively	(573)	2,251	(492)	2,238

Comprehensive income	$911	$5,126	$3,139	$7,926
Less: Comprehensive income attributable to non-controlling interests holders	8	89	34	149

Comprehensive Income Attributable to Controlling Shareholders	$903	$5,037	$3,105	$7,777

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities
Net income	$3,631	$5,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,561	1,098
Equity-based compensation	5,026	1,970
Loss from equity method investment in affiliates	348	—
Gain on sale of financing receivables and investments	(4,763)	(2,538)
Changes in financing receivables held-for-sale	14,862	16,801
Changes in accounts payable and accrued expenses	(424)	2,313
Other	(4,578)	(294)

Net cash provided by operating activities	15,663	25,038

Cash flows from investing activities
Purchases of financing receivables	(185,643)	(107,227)
Principal collections from financing receivables	50,358	16,157
Proceeds from sales of financing receivables	36,454	22,428
Purchases of investments	(20,486)	—
Principal collections from investments	8,586	1,522
Proceeds from sales of investments	10,794	36,232
Acquisition of businesses, net of cash	—	(106,744)
Purchases of real estate	(38,513)	—
Investments in equity method affiliate, net	(32,735)	—
Distributions received from equity method affiliates	14,642	—
Change in restricted cash	(968)	40,308
Other	(346)	20

Net cash used in investing activities	(157,857)	(97,304)

Cash flows from financing activities
Proceeds from credit facility	175,521	108,000
Principal payments on credit facility	(70,860)	(18,953)
Proceeds from nonrecourse notes	11,626	—
Principal payments on nonrecourse notes	(25,430)	(17,578)
Payments on deferred funding obligations	(50,786)	(50,557)
Net proceeds of common stock issuances	81,540	70,380
Payments of dividends and distributions	(14,538)	(8,786)
Other	(1,408)	(3,395)

Net cash provided by financing activities	105,665	79,111

(Decrease) increase in cash and cash equivalents	(36,529)	6,845
Cash and cash equivalents at beginning of period	58,199	31,846

Cash and cash equivalents at end of period	$21,670	$38,691

Interest paid	$12,831	$6,544

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2015

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

In April 2013, we completed our initial public offering (“IPO”). Concurrently with the IPO, we completed a series of transactions, which are referred to as the formation transactions that resulted in Hannon Armstrong Capital, LLC (the “Predecessor”), the entity that operated the historical business prior to the consummation of the IPO, becoming our subsidiary. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” See Note 11 for a summary of our public offerings of common stock.

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

Real Estate Acquisitions

In May 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in American Wind Capital Company, LLC (“AWCC”) from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC in exchange for approximately $107 million (the “Purchase Price”), which we funded from the use of our cash on hand and our existing credit facilities.

Since the AWCC acquisition that was accounted for as a business combination, we have completed several smaller transactions that were also accounted for as business combinations for additional consideration of approximately $19 million, which we funded from the use of our cash on hand and our existing credit facilities. We did not assume any indebtedness in connection with these transactions.

We incurred approximately $2.5 million of acquisition related costs, which we have previously expensed as acquisition costs in our 2014 consolidated statement of operations. We recorded the acquired assets (including real estate related intangibles) at fair value. We used a qualified appraiser to assist us with the determination of the fair value estimates for the majority of these assets. There were no liabilities assumed in connection with these acquisitions.

The purchase price allocation for our business combinations, which reflects our estimates of the fair value of the assets acquired, is as follows (amounts in millions):

Financing receivables	$37
Real estate	67
Real estate related intangibles	20
Goodwill	2

Purchase Price	$126

The unaudited pro forma summary below presents the consolidated results of operations of these business combinations for the period prior to our acquisition, as if the acquisition was completed on January 1, 2013. The pro forma information is not necessarily indicative of what our actual results of operations would have been for the period, nor does it purport to represent our estimate of future results of operations.

For the six months ended June 30, 2014
(amounts in millions, unaudited)
Pro forma net investment revenue	$15
Pro forma net income	$7

Investments in Equity Method Affiliates

We have made several investments in joint ventures with an affiliate of JPMorgan Chase & Co (“JPMorgan”) to purchase and hold minority interests in wind projects, including through Strong Upwind Holdings II LLC (“Strong Upwind II”), which acquired additional interests this quarter in several of the operating wind projects held by Strong Upwind Holdings I LLC (“Strong Upwind I”). Through these joint ventures, we own minority interests in four limited liability holding companies that own ten operating wind projects. Each of the holding companies is controlled and operated by a large wind energy company.

Date	Transaction	Investment	JV Partner
		($ in millions)
October 2014	Strong Upwind I	$141	JPMorgan
April 2015	Strong Upwind II	$36	JPMorgan

In June 2015, JPMorgan and one of the holding companies entered into an agreement regarding the treatment of certain tax matters that had the impact of reducing our expected future cash flows from that holding company. To offset this reduction in our future cash flows, in June 2015, JPMorgan paid us approximately $3 million, which effectively reduced our investment in Strong Upwind I from $144 million to $141 million.

The minority ownership interests in the holding companies are structured in a typical wind partnership flip structure where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the holding company receives the majority of the cash flows and we, along with the other institutional investors, will have an on-going residual interest. We share in the cash flows and tax attributes of the joint ventures according to a negotiated schedule. We have determined that we do not have a controlling voting interest in the joint ventures and therefore, we account for our investments using the equity method. See Notes 2 and 13 for additional information.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The proceeds from these sales are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure nonrecourse debt with the proceeds from our financing receivables.

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

We initially account for all separately recognized servicing assets and servicing liabilities at fair value and subsequently measure such servicing assets and liabilities using the amortization method. Servicing assets and liabilities are amortized in proportion to, and over the period of, estimated net servicing income with servicing income recognized as earned. We assess servicing assets for impairment at each reporting date. If the amortized cost of servicing assets is greater than the estimated fair value, we will recognize an impairment in net income.

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

As described in Note 13, we made equity investments in joint ventures with JPMorgan. The ventures are jointly controlled with each member owning 50% of the voting stock. Based on our assessment, we have determined that the joint ventures are voting interest entities and we have the ability to exercise influence over their operating and financial policies and as such we therefore account for such investments using the equity method. We share in the cash flows and tax attributes of the joint ventures according to a negotiated schedule.

Our joint ventures own minority interest in various limited liability holding companies that own operating wind projects. Each of the holding companies is majority owned and operated by a large wind energy company. Based on our assessment, we have determined that each of the holding companies is a variable interest entity and that we have the ability to exercise influence over operating and financial policies of the holding companies, but we are not the primary beneficiary as we do not have the power to direct the most important decisions related to the most significant activities of the investment. Thus we do not consolidate the joint ventures or the holding companies, but account for them using the equity method of accounting as described below.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the partnership agreement, less distributions received. Because the partnership agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investment in affiliate in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investments, we determined that no impairment had occurred during the three or six months ended June 30, 2015.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2011 through 2014 are open. As of June 30, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There were no accrued interest and penalties as of June 30, 2015 and December 31, 2014, and no interest and penalties were recognized during the three or six months ended June 30, 2015 and 2014.

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

We record compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant, adjusted for forfeitures. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is recorded over the requisite service period (which includes the performance period) based on our estimate of the achievement of the various performance targets, adjusted for forfeitures. Our share price at the date of grant and actual performance results at the end of the performance period determine the fair value and the number of shares that will ultimately be awarded. The award earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target are met. If minimum performance targets are not attained, no awards will be made.

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

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB proposed delaying the effective date of the standard by one year and issued a proposal that is intended to clarify and simplify the guidance. The updated standard becomes effective for us on January 1, 2018 and we expect will be first presented in our March 31, 2018, Form 10-Q. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption. We do not have a material amount of unamortized debt issuance costs and thus we do not believe the adoption of the new standard will have a material impact on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2015 and December 31, 2014, only our residual assets (described in Note 5), financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of June 30, 2015
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables	$726	$689	Level 3
Financing receivables held-for-sale	85	85	Level 3
Investments available-for-sale(1)	28	28	Level 3
Liabilities
Credit facility	$420	$420	Level 3
Asset-backed nonrecourse notes	197	198	Level 3
Other nonrecourse debt	119	108	Level 3

(1)	The amortized costs of our investments available-for-sale as of June 30, 2015, was $29 million.

	As of December 31, 2014
	Fair Value	Carrying Value	Level
	(amounts in millions)
Assets
Financing receivables (1)	$598	$553	Level 3
Financing receivables held-for-sale	62	62	Level 3
Investments available-for-sale(2)	27	27	Level 3
Liabilities
Credit facility	$316	$316	Level 3
Asset-backed nonrecourse notes	208	208	Level 3
Other nonrecourse debt	127	113	Level 3

(1)	An allowance for loan losses of $1.2 million was included in the carrying value of the financing receivables as of December 31, 2014. There was no allowance for loan losses outstanding as of June 30, 2015.
(2)	The amortized costs of our investments available-for-sale as of December 31, 2014, was $27 million.

Investments

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

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(amounts in millions)

Balance, beginning of period	$22.8	$—	$27.3	$—
Transfers to / purchases of available-for-sale debt securities	15.5	83.5	20.5	83.5
Payments on available-for-sale debt securities	(1.0)	—	(8.6)	—
Sale of available-for-sale debt securities	(8.5)	(20.7)	(10.8)	(20.7)
Gains on debt securities transferred to available for sale	—	5.0	—	5.0
Gains on debt securities recorded in earnings	0.5	—	0.8	—
Losses on debt securities recorded in OCI	(0.8)	(0.2)	(0.7)	(0.2)

Balance, end of period	$28.5	$67.6	$28.5	$67.6

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

Concentration of Credit Risk

Financing receivables, investments and leases consist of primarily U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor. We had cash deposits that are subject to credit risk as shown below:

	June 30, 2015	December 31, 2014
	(amounts in millions)

Cash Deposits (including restricted cash)	$35	$70
Amount of Cash Deposits in excess of amounts federally insured	$32	$66

4.	Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by other limited partners are included in non-controlling interest on our consolidated balance sheets. As of June 30, 2015, the following OP units were issued and outstanding:

	OP Units	% of total

Held by Limited Partners	284,992	1%
Held by the Company	32,498,992	99%

The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock. We exchanged 46,290 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the six months ended June 30, 2015. No OP units were exchanged for shares during the three months ended June 30, 2015. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	For the Six Months Ended June 30,
	2015	2014
	(amounts in millions)

Gains on securitizations	$4	$4
Purchase of receivables securitized	$96	$111
Proceeds from securitizations	$100	$115
Residual and servicing assets included in Other Assets	$10	$6
Cash received from residual and servicing assets	$1	$1

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

As of June 30, 2015 and December 31, 2014, our managed assets totaled $2.8 billion and $2.5 billion respectively, of which $1.8 billion and $1.7 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses during the three and six months ended June 30, 2015 or 2014, and no material securitization delinquencies as of June 30, 2015 and December 31, 2014. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio – Financing Receivables, Investments and Real Estate

As of June 30, 2015, our Portfolio included approximately $1.1 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to sustainable infrastructure projects with high credit quality obligors. The equity method investments represent our investments in partnerships that hold minority equity investments in wind projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2015, with 99% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	($ in millions)

Financing receivables	$297	$392	$—	$689	$—	$689
Financing receivables held-for-sale	85	—	—	85	—	85
Investments	—	15	13	28	—	28
Real estate(5)	—	152	—	152	—	152
Equity method investments	—	—	—	—	162	162

Total	$382	$559	$13	$954	$162	$1,116

% of Debt and Real Estate Portfolio	40%	59%	1%	100%	N/A	N/A

Average Remaining Balance(6)	$13	$10	$13	$11	$16	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $280 million of U.S. federal government transactions and $102 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $62 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables includes $137 million of internally rated residential solar loans where the cash flows which support our financing receivables are subordinated to the tax equity investors (whose return is largely derived from the renewable energy tax incentives) and for which we rely on certain tax related indemnities of the publicly traded residential solar provider.

(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 77 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $25 million.

The components of financing receivables as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
	(amounts in millions)

Financing receivables
Financing or minimum lease payments(1)	$863	$723
Unearned interest income	(171)	(166)
Allowance for credit losses	—	(1)
Unearned fee income, net of initial direct costs	(3)	(3)

Financing receivables(1)	$689	$553

(1)	Excludes $85 million and $62 million in financing receivables held-for-sale as of June 30, 2015 and December 31, 2014, respectively.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $96 million and $88 million as of June 30, 2015 and December 31, 2014, respectively. We have $0.4 million and $3.0 million in restricted cash as of June 30, 2015 and December 31, 2014, respectively, which will be used to pay these funding obligations.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2015:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in millions)

Financing Receivables (1)
Payment due by period	$689	$1	$140	$46	$502
Weighted average yield by period	5.5%	7.2%	6.2%	5.8%	5.3%
Investments
Payment due by period	$28	$—	$13	$—	$15
Weighted average yield by period	5.1%	—%	5.7%	—%	4.4%

(1)	Excludes financing receivables held-for-sale of $85 million.

The components of our real estate portfolio as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
	(amounts in millions)

Real Estate
Land	$127	$91
Real estate related intangibles	26	23
Accumulated amortization of real estate intangibles	(1)	(0)

Real Estate	$152	$114

The real estate related intangible assets will be amortized on a straight-line basis over the long term land lease agreements with expiration dates that range between the years 2033 and 2044 under the initial terms and 2047 and 2061 assuming anticipated extensions by the lessees. There are conservation easement agreements covering two of our properties that limit the use of the property upon expiration of the respective leases. As of June 30, 2015, the future amortization expense of these intangible assets was as follows:

Year Ending December 31,	(amounts in millions)

From July 1, 2015 to December 31, 2015	$0.3
2016	0.7
2017	0.7
2018	0.7
2019	0.7
2020	0.7
Thereafter	21.7

Total	$25.5

As of June 30, 2015, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(amounts in millions)

From July 1, 2015 to December 31, 2015	$6
2016	12
2017	12
2018	12
2019	12
2020	12
Thereafter	396

Total	$462

During the quarter ended June 30, 2015, we collected the outstanding net balance of $0.8 million, on our previously disclosed estimated recovery amount carried in commercial non-investment grade financing receivables as a final recovery from the EnergySource LLC (“EnergySource”) loan and therefore, we charged off the remaining loan balance of $1.2 million against the allowance of $1.2 million. There was no impact on the statement of operations for the charge off of this loan during the three and six months ended June 30, 2015. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status as of June 30, 2015 or December 31, 2014. There was no provision for credit losses for the three and six months ended June 30, 2015 or 2014. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended June 30, 2015 or 2014.

7.	Credit Facility

We have a senior secured revolving credit facility with total maximum advances of $1.5 billion following an amendment that was completed in July 2015. The terms of the credit facility are set forth in (i) the Loan Agreement (G&I), as amended (the “G&I Loan Agreement”) that provides for borrowings in the principal amount of $150 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $450 million and (ii) the Loan Agreement (PF), as amended (the “PF Loan Agreement”) that provides for borrowings in the principal amount of $400 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $1.05 billion. The $400 million is subject to being reduced to $350 million upon the repayment of borrowings related to certain projects and the release of the related collateral. The G&I Loan Agreement and PF Loan Agreements together are referred to as the “Loan Agreements.”

The scheduled termination date of each of the Loan Agreements is July 19, 2019. Loans under the G&I Loan Agreement bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5% or, under certain circumstances, 1.5% plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” and (iii) LIBOR plus 1.0%. Loans under the PF Loan Agreement bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” and (iii) LIBOR plus 1.0%. Under the PF Loan Agreement, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under each of the Loan Agreements pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.

Any financing we propose to be included in the borrowing base as collateral under the Loan Agreements is subject to the approval of the administrative agent in its sole discretion and the payment of a placement fee. We may, with the consent of the administrative agent, borrow against new projects before such projects become Approved Financings (as defined in the PF Loan Agreement) but after they have been pledged as collateral. The amount eligible to be drawn under the Loan Agreements for purposes of financing such investments will be based on a discount to the value of each investment or an applicable valuation percentage. Under the G&I Loan Agreement, the applicable valuation percentage for non-delinquent investments is 85% in the case of a U.S. federal government obligor, 80% in the case of an institutional obligor or a state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the PF Loan Agreement, the applicable valuation percentage is 67% or such other percentage as the administrative agent may prescribe. The sum of approved financings after taking into account the valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above.

The following table provides additional detail on our credit facility as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(amounts in millions)

Outstanding balance	$420	$316
Value of collateral pledged to credit facility	$640	$422
Weighted average short-term borrowing rate	2.3%	2.4%

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

We were in compliance with the required financial covenants described below at each quarterly reporting date that such covenants were applicable:

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

Asset-Backed Nonrecourse Notes

In December 2013, through certain of our subsidiaries, we issued in a private placement $100 million of nonrecourse asset-backed Notes (the “Notes”) with a fixed interest rate of 2.79%. The Notes mature in December 2019 and are secured by certain of our financing receivables included on our balance sheet. The Noteholders can only look to the cash flows of the pledged financing receivables to satisfy the Notes and we are not liable for nonpayment by the obligor of the financing receivables securing these Notes. As of June 30, 2015 and December 31, 2014, we had approximately $89 million and $92 million, respectively, of Notes outstanding, which were secured by approximately $103 million and $104 million, respectively, of our financing receivables included on our balance sheet. Upon maturity, the Notes are anticipated to have an outstanding debt balance of approximately $57 million. The Notes may be prepaid prior to December 2018, with a make-whole payment calculated as the present value of remaining principal and interest payments using a discount rate equal to the comparable-maturity treasury yield plus 50 basis points. After December 2018, the Notes may be prepaid at par. At maturity, we will have the option to rollover the remaining debt with a mutually agreed term and rate or repay the outstanding balance.

In October 2014, through certain of our subsidiaries, we entered into a $115 million nonrecourse asset-backed loan agreement (the “ABS Loan Agreement”) with a fixed interest rate of 5.74% that matures in September 2021. Principal and interest is paid quarterly starting in March 2015 with a minimum principal payment amount equal to one-half percent (0.5%) of the principal amount of the loan plus additional principal payments based on available cash flow and a target debt balance. HAT Holdings II LLC, an indirect TRS subsidiary of the Company, has pledged its 100% ownership of the equity in HA Wind LLC which in turn has pledged all of its assets, which consists primarily of a 50% ownership interest in one of our joint ventures, as security for the loan. The loan is otherwise non-recourse to the Company. The expected remaining debt balance to be repaid at the maturity date is approximately $17 million. The ABS Loan Agreement contains terms, conditions, covenants, and representations and warranties from HA Wind LLC that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The ABS Loan Agreement also includes customary events of default, the occurrence of which may result in termination of the Loan Agreement, acceleration of amounts due, and accrual of default interest at a rate of 7.74%.

We incurred approximately $2 million of costs associated with our asset-backed nonrecourse debt that have been capitalized (included in other assets on the consolidated balance sheets) and are being amortized using the effective interest method over the respective term.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivables. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of approximately $104 million and $108 million as of June 30, 2015 and December 31, 2014, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of June 30, 2015	Balance	Maturity
	(amounts in millions)

Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$34	2017 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	52	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	22	2015 to 2031

Other nonrecourse debt	$108

As of December 31, 2014	Balance	Maturity
	(amounts in millions)

Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$32	2015 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	58	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23	2015 to 2031

Other nonrecourse debt	$113

The stated minimum maturities of nonrecourse debt as of June 30, 2015, were as follows:

	Nonrecourse Debt
As of June 30,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(amounts in millions)

2016	$22	$17	$39
2017	20	16	36
2018	20	11	31
2019	21	5	26
2020	82	4	86
Thereafter	33	55	88

	$198	$108	$306

9.	Commitments and Contingencies

Litigation

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.	Income Tax

We recorded a tax expense of $0.1 million for both the three and six months ended June 30, 2015, respectively, related to the activities of our TRS. We recorded an income tax benefit of $0.8 million for both the three and six months ended June 30, 2014. Our income tax expenses and benefits recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%. There were no deferred tax assets or liabilities related to the activities of our TRS recorded as of June 30, 2015. We recorded a deferred tax liability in Accounts payable, accrued expenses and other on our consolidated balance sheet of $0.1 million related to the activities of our TRS as of December 31, 2014.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2014 and 2015:

Announced Date	Record Date	Pay Date	Amount per share

3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26
3/17/15	3/30/15	4/9/15	$0.26
6/16/15	6/30/15	7/9/15	$0.26

We completed the following public offerings of common stock:

Closing Date	Shares Issued[1]	Price Per Share	Net Proceeds [2]
	(amounts in millions, except per share amounts)
4/23/13	14.2	$12.50	$160
4/29/14	5.8	$13.00	$70
10/31/14	4.6	$13.60	$59
5/4/15	4.6	$18.50	$82

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We recognize equity-based compensation expense as described in Note 2 and have issued both awards with service conditions and awards with both service and performance conditions. During the six months ended June 30, 2015, our board of directors awarded employees and directors 174,585 shares of restricted common stock that vest in 2015 to 2019 and 390,131 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of June 30, 2015, we have concluded that it is probable that the performance conditions will be met.

For the three and six months ended June 30, 2015, we recorded $2.8 million and $5.0 million respectively, of equity-based compensation expense as compared to $1.5 million and $2.0 million, respectively, for the three and six months ended June 30, 2014. The total unrecognized compensation expense related to awards of shares of restricted common stock was $13.7 million as of June 30, 2015, that is expected to be recognized over a weighted-average term of approximately two years. The calculation of the equity-based compensation expense assumes a forfeiture rate up to 5%.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)

Balance — December 31, 2013	598,815	$12.50	$7.5
Granted	529,100	14.18	7.5
Vested	(149,709)	12.50	(1.9)
Forfeited	(13,386)	12.99	(0.2)

Balance — December 31, 2014	964,820	$13.41	$12.9
Granted	564,716	17.27	9.8
Vested	(235,774)	13.16	(3.1)
Forfeited	(16,752)	15.32	(0.3)

Ending Balance — June 30, 2015	1,277,010	$15.14	$19.3

12.	Earnings per Share of Common Stock

Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the net of income or loss and the diluted earnings per share calculation attributable to common stockholders.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2015	2014	2015	2014
	(in thousands, except share and per share data)

Net income attributable to controlling shareholders and participating securities	$1,470	$2,828	$3,592	$5,581
Less: Dividends paid on participating securities	(315)	(214)	(691)	(348)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling shareholders	$1,155	$2,614	$2,901	$5,233

Denominator:
Weighted-average number of common shares — basic	29,479,023	19,973,393	27,941,095	17,944,432

Weighted-average number of common shares — diluted	29,479,023	19,973,393	27,941,095	17,944,432

Basic earnings per common share	$0.04	$0.13	$0.10	$0.29

Diluted earnings per common share	$0.04	$0.13	$0.10	$0.29

Other Information:
Weighted-average number of OP units	284,992	345,485	304,940	353,405

Unvested restricted common stock outstanding			1,277,010	974,406

13.	Equity Method Investment in Affiliate

Strong Upwind Joint Ventures

As described in Notes 1 and 2, we have equity investments in joint ventures that own minority interests in wind projects. We account for our investments using the equity method of accounting and have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information. During both the three and six months ended June 30, 2015, we have recognized a loss of $0.3 million from our equity method investments in the joint ventures.

The following is a summary of the consolidated financial position and results of operations of the holding companies, accounted for using the equity method:

	As of and for the three months ended March 31, 2015	As of and for the year ended December 31, 2014
	($ in millions, unaudited)

Current Assets	$56	$62
Total Assets	$1,475	$1,501
Current Liabilities	$9	$18
Total Liabilities	$57	$66
Members’ Equity	$1,418	$1,435
Revenue	$40	$154
Income from Continuing Operations	$14	$44
Net Income	$14	$44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and “HASI” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.”

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

Our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service companies (“ESCOs”), such as Honeywell International, Ingersoll-Rand, Johnson Controls, Schneider Electric, Siemens and United Technologies. We also originate transactions with renewable energy manufacturers, developers and operators such as SunPower, a group of public companies who own and operate renewable energy projects, referred to as YieldCos and a number of U.S. utility companies. Additionally, we rely on relationships with a variety of key financial participants, including institutional investors, private equity funds, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. We believe we are the leading provider of financing for energy efficiency projects for the U.S. federal government, the largest property owner and energy user in the United States.

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

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $211 million in three follow on public offerings, including $82 million in a follow on public offering completed in May 2015. Our strategy in undertaking the public offerings was to expand our proven ability to serve our rapidly growing markets by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our anticipated financing strategies, we intend to hold a significantly larger portion of the assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings. For further information on our public equity offerings, see “Note 11.” to our financial statements in Item 1 of this Form 10-Q.

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

We have completed approximately $455 million of transactions during the six months ended June 30, 2015, compared to approximately $328 million in the same period in 2014. We completed approximately $350 million of transactions during the quarter ended June 30, 2015, the vast majority of which were retained on our balance sheet. We refer to the transactions that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-controlling equity interest in a project.

We began leasing real property to renewable projects in May 2014, when we acquired all of the outstanding member interests in American Wind Capital Company, LLC (“AWCC”). Through this acquisition and a series of follow on transactions, we have invested over $190 million and own more than 14,000 acres of land that are under long-term lease agreements with over 25 solar projects, which we have recorded in our financial statements as real estate and real estate intangibles, and the rights to payments from land leases for a diversified portfolio of over 50 wind projects, which we have recorded in our financial statements as financing receivables. For further information on our real estate transactions, see Note 6 to our financial statements in Item 1 of this Form 10-Q.

We have invested approximately $177 million to acquire a portfolio of non-controlling equity investments where we participate in the priority cash flows from ten operating wind projects. We account for our investments in the wind projects under the equity method investment. Using our equity investment in one of the joint ventures as collateral, we borrowed $115 million of fixed-rate, amortizing nonrecourse debt. For further information on these transactions and our related debt, see Notes 1, 8 and 13 to our financial statements in Item 1 of this Form 10-Q.

As of June 30, 2015, our Portfolio was approximately $1.1 billion. Approximately 65% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 7% consisted of floating rate debt, approximately 14% was real estate with long-term leases and approximately 14% represented minority ownership of wind projects. Excluding our equity investments, approximately 40% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 59% consisted of investment grade commercial obligations and 1% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. In total, as of June 30, 2015, we managed approximately $2.8 billion of assets, which consisted of our Portfolio less our financing receivables held-for-sale plus approximately $1.8 billion of assets held in non-consolidated securitization trusts. We refer to this $2.8 billion of assets collectively as our managed assets.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close over the next year consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of June 30, 2015, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under Note 2 in our 2014 Form 10-K and under Note 2 in Item 1 of this Form 10-Q.

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

Financial Condition and Results of Operation

Our Portfolio

As of June 30, 2015, our Portfolio was approximately $1.1 billion. Approximately 65% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 7% consisting of floating rate debt, approximately 14% was real estate with long-term leases and approximately 14% represented minority ownership of wind projects. Excluding our equity investments, approximately 40% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 59% consisted of investment grade commercial obligations and 1% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. The weighted average remaining life of our Portfolio as of June 30, 2015, (excluding match-funded transactions) was approximately 13 years.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2015, with 99% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	($ in millions)

Financing receivables	$297	$392	$—	$689	$—	$689
Financing receivables held-for-sale	85	—	—	85	—	85
Investments	—	15	13	28	—	28
Real estate(5)	—	152	—	152	—	152
Equity method investments	—	—	—	—	162	162

Total	$382	$559	$13	$954	$162	$1,116

% of Debt and Real Estate Portfolio	40%	59%	1%	100%	N/A	N/A
Average Remaining Balance(6)	$13	$10	$13	$11	$16	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $280 million of U.S. federal government transactions and $102 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $62 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables includes $137 million of internally rated residential solar loans where the cash flows which support our financing receivables are subordinated to the tax equity investors (whose return is largely derived from the renewable energy tax incentives) and for which we rely on certain tax related indemnities of the publicly traded residential solar provider.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 77 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $25 million.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of June 30, 2015:

	Balance in Millions	Maturity
Financing receivables:
Floating-rate financing receivables, interest rates of 5.69% per annum	$74	2020
Fixed-rate financing receivables, interest rates from 1.34% to 5.00% per annum	245	2017 to 2036
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	153	2015 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 9.62% per annum	217	2015 to 2059

	689
Allowance for credit losses	—

Financing receivables, net of allowance	689
Financing receivables held for sale, interest rate from 3.99% to 4.10% per annum	85	2031 to 2040
Fixed-rate investment in debt securities, interest rates of 4.25% to 6.10% per annum	28	2017 to 2035

Total Financing Receivables and Investments	$802

Our non-investment grade rated commercial obligations includes $13 million of senior secured debt securities in an operating wind project with a long-term power purchase agreement. The total outstanding balance of the debt securities is $58 million with the remaining portion owned by a large financial institution. As previously disclosed in our 2014 Form 10-K and our Form 10-Q for the quarter ended March 31, 2015, an intercompany tax credit agreement was terminated when the parent company of the project was acquired by NRG Energy, Inc. The termination resulted in an event of default under the project financing arrangement. In addition, the trustee determined that an event of default arose in February 2015 from the borrower’s failure to deliver in February 2015 sufficient funds for allocation to future principal and interest payments. In April 2015, the trustee determined that, while the borrower had delivered sufficient funds to make the scheduled interest payment due in May 2015, an event of default arose from the borrower’s failure to deliver sufficient funds to make the full principal payment due on that date. As a result, approximately $1.1 million of the approximately $5.5 million debt service reserve was used to fund the May 2015 principal payment. The holders of the senior secured debt securities remain in negotiations with the projects owners. In the event such negotiations are not resolved successfully, the holders can exercise their rights of foreclosure in accordance with the terms of the project financing arrangement. Based on our evaluation of the cash flow model for the project, we have concluded that the debt securities are not impaired as of June 30, 2015.

During the quarter ended June 30, 2015, we collected the outstanding net balance of $0.8 million, or our previously disclosed estimated recovery amount carried in commercial non-investment grade financing receivables, as a final recovery from the EnergySource loan and therefore, we charged off the remaining loan balance of $1.2 million against the allowance of $1.2 million. There was no impact on the statement of operations for the charge off of this loan during the three and six months ended June 30, 2015. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status as of June 30, 2015 or December 31, 2014. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three and six months ended June 30, 2015 or 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(amounts in millions)
Interest Income, Financing receivables	$8.2	$5.2	$16.5	$9.9
Average monthly balance of financing receivables	$625	$401	$626	$377
Average interest rate from financing receivables	5.3%	5.2%	5.3%	5.2%
Interest Income, Investments	$0.4	$1.1	$0.8	$2.4
Average monthly balance of investments	$28	$80	$27	$86
Average interest rate of investments	5.1%	5.7%	5.6%	5.7%
Rental Income	$2.6	$0.4	$4.7	$0.4
Average monthly balance of real estate	$137	$25	$126	$13
Average yield on real estate	7.5%	6.5%	7.4%	6.5%
Average monthly balance of Portfolio	$790	$506	$779	$476
Average yield from Portfolio	5.6%	5.4%	5.6%	5.3%
Investment interest expense (1)	$4.4	$3.7	$8.8	$7.2
Average monthly balance of debt (1)	$517	$356	$522	$350
Average interest rate from debt (1)	3.4%	4.1%	3.4%	4.1%
Average interest spread	2.2%	1.2%	2.2%	1.2%
Net investment margin	3.4%	2.4%	3.4%	2.3%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the wind projects because our earnings from the equity investments in the wind projects are not included in investment revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of June 30, 2015:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(amounts in millions)

Financing Receivables (1)	$689	$40	$209	$147	$293
Investments	$28	$2	$16	$3	$7

(1)	Financing receivables does not include financing receivables held-for-sale of $85 million.

For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2015, see Note 6 to our financial statements in Item 1 of this Form 10-Q.

Our real estate investments are rented under long term land lease agreements with expiration dates that range between 2033 and 2044 under the initial terms and 2047 and 2061 assuming expected extensions. For a schedule of our future minimum rental income under our land lease agreements as of June 30, 2015, see Note 6. to our financial statements in Item 1 of this Form 10-Q.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in Item 1 of this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Results of Operation

Comparison of the Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(amounts in millions)

Net Investment Revenue:
Interest Income, Financing receivables	$8.2	$5.3	$2.9	55%
Interest Income, Investments	0.3	1.1	(0.8)	(73%)
Rental Income	2.6	0.4	2.2	550%

Investment Revenue	11.1	6.8	4.3	63%
Investment interest expense	(6.1)	(3.7)	(2.4)	(65%)

Net Investment Revenue	5.0	3.1	1.9	61%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	5.0	3.1	1.9	61%

Other Investment Revenue:
Gain on sale of receivables and investments	1.6	4.3	(2.7)	(63%)
Fee income	0.8	0.2	0.6	300%

Other Investment Revenue	2.4	4.5	(2.1)	(47%)

Total Revenue, net of investment interest expense and provision	7.4	7.6	(0.2)	(3%)

Compensation and benefits	(4.0)	(2.9)	(1.1)	(38%)
General and administrative	(1.5)	(1.4)	(0.1)	(7%)
Acquisition costs	—	(1.1)	1.1	100%
Other, net	0.0	(0.1)	0.1	100%
Loss in equity method investments	(0.3)	—	(0.3)	NM

Other Expenses, net	(5.8)	(5.5)	(0.3)	(5%)

Net income before income tax	1.6	2.1	(0.5)	(24%)
Income tax (expense) benefit	(0.1)	0.8	(0.9)	(113%)

Net Income	$1.5	$2.9	$(1.4)	(48%)

*NM – Percentage change is not meaningful.

Net Income

Net income decreased by $1.4 million to $1.5 million for the three months ended June 30, 2015, compared to $2.9 million for the same period in 2014. A $4.3 million increase in investment revenue for the three months ended June 30, 2015, was offset by a $2.1 million decline in other investment revenue as a result of retaining more of our originations on our balance sheet and a $2.4 million increase in interest expense, in large part due to the $1.7 million of interest expense related to our investments in the wind projects. In addition, net income during the three months ended June 30, 2015, declined due to a $0.9 million reduction in income tax benefit related to our TRS activities and an increase in other expenses, net of $0.3 million, when compared to the three months ended June 30, 2014.

Our equity method investment in the wind projects had a significant impact on the changes in our operating results for the three months ended June 30, 2015, when compared to the same period in 2014. In addition to the $1.7 million increase in investment interest expense related to the financing of our investment in the wind projects, we recorded an equity method loss related to those investments of $0.3 million. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the effective interest methodology in order to treat these investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

Net Investment Revenue

Net investment revenue increased to $5.0 million in the three months ended June 30, 2015, from $3.1 million in the same period in 2014. The increase was driven primarily by a $4.3 million increase in investment revenue to $11.1 million during the three months ended June 30, 2015 as compared to $6.8 million during the same period in 2014 as a result of a larger portfolio and higher yields. Interest expense grew to $6.1 million from $3.7 million as a result of an increase in debt used to leverage our Portfolio and the $1.7 million interest expense related to the wind projects, whose earnings are not included in net investment revenue.

The monthly average balance of our Portfolio increased to approximately $790 million in the three months ended June 30, 2015, from approximately $506 million in the same period in 2014. This increase in our Portfolio was driven by the acquisition of our real estate investments beginning in May 2014, which contributed approximately $137 million to the average monthly balance of our portfolio and $2.6 million in rental revenue in the three months ended June 30, 2015, as compared to the $25 million average monthly balance of real estate and $0.4 million in rental revenue in the three months ended June 30, 2014. In addition, our average monthly portfolio of financing receivables and investments increased by approximately $172 million in the three months ended June 30, 2015, compared with the same period in 2014 due to our strategy to hold more originated transactions on our balance sheet. The yield on our Portfolio grew to 5.6% for the three months ended June 30, 2015, when compared 5.4% for the three months ended June 30, 2014.

As we have increased our leverage, the monthly average debt balance, excluding the nonrecourse secured borrowings used to finance the equity investments in the wind projects, increased in the three months ended June 30, 2015, to approximately $517 million compared to approximately $356 million during the same period in 2014. Our average debt rate on these borrowings decreased to 3.4% during the three months ended June 30, 2015, from 4.1% for the same period ending June 30, 2014, due primarily to our higher utilization of the credit facility during the three months ended June 30, 2015, when compared to the same period in 2014. The higher average monthly debt balance increased our investment interest expense by $0.7 million. The remaining increase of $1.7 million in our investment interest expense was related to the $115 million of nonrecourse secured borrowings used to finance one of our equity method investments in wind projects.

Other Investment Revenue

Other investment revenue decreased by $2.1 million to $2.4 million for the three months ended June 30, 2015, from $4.5 million in the same period last year. Gain on sale of receivables and investments decreased by $2.7 million for the three months ended June 30, 2015, when compared to the same period ended June 30, 2014 as a result of retaining more of our originations on our balance sheet. This decrease was offset by a $0.6 million increase in fee income.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision decreased by $0.2 million to $7.4 million for the three months ended June 30, 2015, compared to $7.6 million for the same period in 2014 as a result of the changes in net investment revenue and other revenue described above.

Other Expenses, Net

Other expenses, net increased by $0.3 million to $5.8 million in the three months ended June 30, 2015, compared to $5.5 million in the same period in 2014, primarily as a result of higher compensation and benefits costs of $1.1 million and an equity method loss of $0.3 million, offset by a decrease in acquisition costs of $1.1 million. The increase in compensation and benefits during the three months ended June 30, 2015, when compared to the same period in 2014, was driven primarily by higher performance-based and service-based equity compensation expenses. Equity based compensation expense is calculated based upon actual and expected achievement of certain performance targets and or service-based vesting periods that may consist of multi-year periods. The 2015 equity based compensation expense includes expenses for awards granted in 2013, 2014 and 2015 that have performance periods and service-based vesting terms in 2015 and beyond.

Comparison of the Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(amounts in millions)

Net Investment Revenue:
Interest Income, Financing receivables	$16.5	$9.9	$6.6	67%
Interest Income, Investments	0.8	2.4	(1.6)	(67%)
Rental Income	4.7	0.4	4.3	1,075%

Investment Revenue	22.0	12.7	9.3	73%
Investment interest expense	(12.3)	(7.2)	(5.1)	(71%)

Net Investment Revenue	9.7	5.5	4.2	76%
Provision for credit losses	—	—	—	NM

Net Investment Revenue, net of provision	9.7	5.5	4.2	76%

Other Investment Revenue:
Gain on sale of receivables and investments	4.4	6.2	(1.8)	(29%)
Fee income	1.1	1.6	(0.5)	(31%)

Other Investment Revenue	5.5	7.8	(2.3)	(29%)

Total Revenue, net of investment interest expense and provision	15.2	13.3	1.9	14%

Compensation and benefits	(7.8)	(4.5)	(3.3)	(73%)
General and administrative	(3.1)	(2.6)	(0.5)	(19%)
Acquisition costs	—	(1.1)	1.1	100%
Other, net	(0.3)	(0.2)	(0.1)	(50%)
Loss in equity method investments	(0.3)	—	(0.3)	NM

Other Expenses, net	(11.5)	(8.4)	(3.1)	(37%)

Net income before income tax	3.7	4.9	(1.2)	(24%)
Income tax (expense) benefit	(0.1)	0.8	(0.9)	(113%)

Net Income	$3.6	$5.7	$(2.1)	(37%)

*NM – Percentage change is not meaningful.

Net Income

Net income decreased by $2.1 million to $3.6 million for the six months ended June 30, 2015, compared to $5.7 million for the same period in 2014. A $9.3 million increase in investment revenue for the six months ended June 30, 2015, was offset by a $5.1 million increase in interest expense, in large part due to the $3.4 million of interest expense related to our investments in the wind projects and a $2.3 million decline in other investment revenue as a result of retaining more of our originations on our balance sheet. In addition, other expenses, net increased by $3.1 million during the six months ended June 30, 2015, compared to the same period in 2014 and there was an unfavorable change in income taxes of $0.9 million related to our TRS activities.

Our equity method investment in the wind projects had a significant impact on the changes in our operating results for the six months ended June 30, 2015, when compared to the same period in 2014. For the six months ended June 30, 2015, we recorded investment interest expense of $3.4 million related to the financing of our investment in the wind projects and recorded an equity method loss related to those investments of $0.3 million. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the effective interest methodology in order to treat this investment in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

Net Investment Revenue

Net investment revenue increased to $9.7 million during the six months ended June 30, 2015, from $5.5 million in the same period in 2014. The increase was driven primarily by a $9.3 million increase in investment revenue to $22.0 million during the six months ended June 30, 2015, as compared to $12.7 million during the same period in 2014 as a result of growth in our Portfolio and higher yields. Interest expense grew to $12.3 million from $7.2 million as a result of an increase in debt used to leverage our Portfolio and the $3.4 million interest expense related to the wind projects, whose earnings are not included in net investment revenue.

The monthly average balance of our Portfolio increased to approximately $779 million in the six months ended June 30, 2015, from approximately $476 million in the same period in 2014. This increase in our Portfolio was driven by the acquisition of our real estate investments beginning in May 2014, which contributed approximately $126 million to the average monthly balance of our Portfolio and $4.7 million in rental revenue in the six months ended June 30, 2015 as compared to the $13 million average monthly balance of real estate and $0.4 million in rental revenue in the six months ended June 30, 2014. In addition, our average monthly portfolio of financing receivables and investments increased by approximately $190 million in the six months ended June 30, 2015, compared with the same period in 2014 due to our strategy to hold more originated transactions on our balance sheet. The yield on our Portfolio grew to 5.6% for the six months ended June 30, 2015, when compared 5.3% for the six months ended June 30, 2014

As we have increased our leverage, the monthly average debt balance increased in the six months ended June 30, 2015, to approximately $522 million compared to approximately $350 million during the same period in 2014. Our average debt rate on these borrowings decreased to 3.4% during the six months ended June 30, 2015, from 4.1% for the same period ending June 30, 2014, due primarily to our higher utilization of the credit facility during the six months ended June 30, 2015, when compared to the same period in 2014. The higher average monthly debt balance increased our investment interest expense by $1.7 million. The remaining increase in our investment interest expense of $3.4 million related to the $115 million of nonrecourse secured borrowings used to finance one of our equity method investments in wind projects.

Other Investment Revenue

Other investment revenue decreased by $2.3 million to $5.5 million for the six months ended June 30, 2015, when compared to $7.8 million for the same period in 2014. Gain on sale of receivables and investments decreased by $1.8 million for the six months ended June 30, 2015, when compared to the same period ended June 30, 2014, as a result of retaining more of our originations on our balance sheet. Fee income also decreased by $0.5 million for the six months ended June 30, 2015, primarily as a result of a loan syndication transaction recorded in fee income in 2014.

Total Revenue, Net of Investment Interest Expense and Provision

Total Revenue, net of investment interest expense and provision increased by $1.9 million to $15.2 million for the six months ended June 30, 2015, compared to $13.3 million for the same period in 2014 as a result of the changes in net investment revenue and other revenue described above.

Other Expenses, Net

Other expenses, net increased by $3.1 million to $11.5 million during the six months ended June 30, 2015, compared to $8.4 million in the same period in 2014. The increase is primarily a result of higher compensation and benefits costs of $3.3 million driven by higher equity based compensation expenses in 2015 of $3.0 million when compared to 2014. Equity based compensation expense is calculated based upon actual and expected achievement of certain performance targets and or service-based vesting periods that may consist of multi-year periods. The 2015 equity based compensation expense includes expenses for awards granted in 2013, 2014 and 2015 that have performance periods and service-based vesting terms in 2015 and beyond. In addition, higher general and administrative expenses and other of $0.6 million due to higher legal and professional fees, and a $0.3 million loss in equity method investments were offset by lower acquisition costs in 2015 of $1.1 million compared to the costs incurred in 2014 related to the AWCC acquisition.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one time acquisition related costs, if any and any non-cash tax charges. We also make an adjustment to account for our equity method investment in the wind projects on an effective interest method as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Our equity method investments in the wind projects are structured using typical wind partnership “flip” structures where we, along with other institutional investors, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership flips and the project owner receives the majority of the cash flows with the institutional investors retaining an ongoing residual interest. Given this structure, we negotiated our purchase price of our wind investments based on our assessment of the expected cash flows from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. Under U.S. GAAP, we are required to account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in which we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, in this case, at the end of the immediately preceding quarter after adjusting for any distributions or contributions made during such quarter. As HLBV incorporates non-cash items, such as depreciation, and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, the HLBV allocation does not, in our opinion, reflect the economics of our investments. As a result, and in an attempt to treat these investments in a manner similar to our other investments and our initial valuation, in calculating our Core Earnings for the above periods, we adjusted the income we receive from these investments as if we were recognizing income or loss based on an effective interest methodology. Generally, under this methodology income is recognized over the life of the asset using a constant effective yield. The initial constant effective yield we selected is equal to the discount rates we used in making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the income or loss we receive from these investments for purposes of calculating our Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. In June 2015, JPMorgan and one of the holding companies entered into an agreement regarding the treatment of certain tax matters that had the impact of reducing our expected future cash flows from that holding company. As a result of this agreement, JPMorgan paid us approximately $3 million, which effectively reduced our investment in that joint venture. In accordance with the methodology described above, we have calculated a new constant effective yield based upon the reduced investment amount and the reduction in expected future cash flows. We will use this new effective yield, which is not materially different from our initial constant effective yield for future periods for that investment.

We have borrowed $115 million on a nonrecourse basis using our equity method investment in Strong Upwind I as collateral and used the $3 million payment from JPMorgan to repay a portion of this loan. For the six months ended June 30, 2015, we collected cash distributions from the wind investments of $14.6 million (in addition to the $3 million payment), of which $6.4 million represents our Core Earnings adjustment for the investments based upon the effective yield methodology discussed above. In addition, included in our U.S. GAAP investment interest expense for the six months ended June 30, 2015, was $3.4 million of interest expense related to this nonrecourse loan.

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

We have calculated our Core Earnings for the three and six months ended June 30, 2015 and June 30, 2014. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended June 30,				Six Months Ended June 30
	2015		2014		2015		2014
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(amounts in thousands, except per share amounts)

Net income attributable to controlling shareholders	$1,470	$0.04	$2,828	$0.13	$3,592	$0.10	$5,581	$0.29
Core Earnings Adjustments
Equity method investment in Wind Projects	3,488		—		6,371		—
Non-cash equity-based compensation charge	2,826		1,520		5,026		1,970
Amortization of real estate intangibles	163		38		312		38
Amortization of intangibles	51		50		102		101
Acquisition costs	—		1,104		—		1,104
Non-cash provision/ (benefit) for taxes	74		(830)		47		(771)
Current year earnings attributable to minority interest	14		47		39		107

Core Earnings(1)	$8,086	$0.26	$4,757	$0.22	$15,489	$0.53	$8,130	$0.43

(1)	Core Earnings per share is based on 31,138,380 shares and 29,465,971 shares for the three and six months ended June 30, 2015, respectively, and 21,250,206 shares and 19,065,102 shares for the three and six months ended June 30, 2014, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

Managed Assets and Investment Income from Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we also calculate both our investments and our investment revenue on a non-GAAP “managed” basis, which assumes that securitized financing receivables are not sold, with the effect that the income from securitized financing receivables are included in our revenue in the same manner as the income from financing receivables that we consolidated on our balance sheet. We believe that our managed asset and revenue information is useful to investors because it portrays the results of both on- and off-balance sheet financing receivables that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of financing receivables and investments reported on our consolidated balance sheet and our retained interests in securitized financing receivables. Our non-GAAP managed assets and revenue measures may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP on-balance sheet Portfolio to our managed assets as of June 30, 2015 and December 31, 2014 and our U.S. GAAP investment revenue to our investment revenue from managed assets for the six months ended June 30, 2015:

	As of
	June 30, 2015	December 31, 2014
	(amounts in millions)

Financing receivables (1)	$689	$553
Investments	28	27
Real Estate	152	114
Equity method investment in affiliate	162	144
Assets held in securitization trusts	1,779	1,709

Managed Assets	$2,810	$2,547

(1)	Balances excludes financing receivables held-for-sale of approximately $85 million and $62 million as of June 30, 2015 and. December 31, 2014, respectively.

	Six Months ended June 30,
	2015	2014
	(amounts in millions)
Investment Revenue	$22	$13
Income from assets held in securitization trusts	49	45

Investment Revenue from Managed Assets (1)	$71	$58

(1)	Does not include adjustments to Core Earnings discussed above.

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments, including a July 2015 amendment, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date. The facility has been increased to $550 million with maximum total advances of $1.5 billion and the facility was extended an additional year and matures in July 2019. The $550 million is subject to being reduced to $500 million upon the repayment of borrowings related to certain projects and the release of the related collateral. For further information on the Credit Facility, see Note 7 to our financial statements in Item 1 of this Form 10-Q.

In addition, in December 2013, we issued $100 million of 2.79% fixed rate asset backed nonrecourse notes that mature in 2019, our first HASI Sustainable Yield Bond. We believe that this financing was one of the first asset-backed securitizations that provided details on the greenhouse gas emissions (“GHG”) emissions saved by the technologies that secured the financing. In October 2014, we entered into a $115 million nonrecourse asset-backed loan with a fixed interest rate of 5.74% using a portion of our equity investment in the wind projects as collateral for this loan. For further information on the Nonrecourse Debt, see Note 8 to our financial statements in Item 1 of this Form 10-Q.

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

We continue to use both of these funding sources and, as of June 30, 2015, we had outstanding approximately $108 million of this match funded debt, all of which was consolidated on to our balance sheet and is referred to as Other nonrecourse debt in our balance sheet. As of June 30, 2015, the outstanding principal balance of our assets financed through the use of securitizations that are not consolidated on our balance sheet was approximately $1.8 billion. For further information on our securitizations and other nonrecourse debt, see Note 5 and Note 8 to our financial statements in Item 1 of this Form 10-Q.

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

We may raise funds through capital market transactions by issuing capital stock. In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $211 million in three follow on public offerings, including $82 million in a follow on public offering completed in May 2015. See Note 11 to our financial statements in Item 1 of this Form 10-Q for a summary of our public offerings of common stock since the completion our IPO.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Prior to our IPO, we primarily financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt. In March 2015, we increased our leverage target to 2.5 to 1 from less than 2.0 to 1. Our debt to equity ratio was approximately 1.8 to 1 as of June 30, 2015. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 32% as of June 30, 2015. We calculate both of these ratios exclusive of securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded nonrecourse debt.

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

Sources and Uses of Cash

We had approximately $22 million and $58 million of unrestricted cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

Cash Flows Generated from Operating Activities

Net cash provided by operating activities was $15.7 million for the six months ended June 30, 2015, driven by net income of $3.6 million, net cash provided from the sale of financing receivables held-for-sale and investments of $10.1 million, and adjustments for noncash items of $6.9 million, consisting primarily of equity based compensation depreciation and amortization, offset by cash used to pay accounts payable and accrued expenses and other of $4.9 million.

Net cash provided by operating activities was $25.0 million for the six months ended June 30, 2014, driven by net income of $5.7 million, net cash from the sale of financing receivables held-for-sale of $14.3 million, and non-cash charges of $3.0 million consisting of equity-based compensation and amortization of deferred financing fees. In addition, there were cash flows provided by changes in accounts payable and accrued expenses and other of $2.0 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $157.9 million for the six months ended June 30, 2015. We used $206.1 million to purchase financing receivables and investments, $38.5 million to purchase real estate and a net of $32.7 million for additional wind equity investments. We collected cash from principal payments on our financing receivables and investments of $58.9 million. In addition, we received $47.2 million from the sale of financing receivables and investments and cash distributions from our investment in our wind projects of $14.6 million. In addition, there was a $1.3 million change in restricted cash and other.

Net cash used in investing activities was $97.3 million for the six months ended June 30, 2014. We invested cash of $106.7 million in the acquisition of AWCC and $107.2 million to purchase financing receivables. These investments in our Portfolio were partially offset by principal collections and sale of financing receivables and investments of $38.6 million and $37.7 million, respectively. In addition, we received $40.3 million from the release of restricted cash.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $105.7 million for the six months ended June 30, 2015. This includes credit facility and nonrecourse debt borrowings of $187.2 million and net proceeds of $81.5 million from the sale of our common stock to finance investments in our Portfolio. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations and nonrecourse debts totaling $147.1 million, the payment of dividends and distributions to our stockholders and OP unit holders of $14.5 million, and other cash outflows of $1.4 million.

Net cash provided by financing activities was $79.1 million for the six months ended June 30, 2014. This includes cash of $108.0 million provided from borrowings under our credit facility and $70.4 million of net proceeds from the sale of our common stock. These cash receipts were partially offset by our payments of our deferred funding obligations of $50.6 million and payments on our credit facility and nonrecourse debt of $19.0 million and $17.6 million, respectively. For the six months ended June 30, 2014, we paid dividend distributions of $8.8 million to our stockholders and OP unit holders and had other outflows of approximately $3.3 million.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees, acquisition related costs and other corporate level expenses, as well as the costs associated with operating as a public company. As of June 30, 2015, we employed 30 people. We intend to hire additional business professionals as needed to assist in the execution of our business. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of approximately $10 million as of June 30, 2015, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Form 10-Q and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2014 Form 10-K, filed with the SEC.

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

The dividends declared in 2014 and 2015 are described under Note 11 to our financial statements in Item 1 of this Form 10-Q.

Book Value Considerations

As of June 30, 2015, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $28 million in investments available-for-sale and the $9 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of June 30, 2015, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of June 30, 2015 and December 31, 2014, the estimated fair value of our fixed rate nonrecourse debt was approximately $316 million and $335 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with approximately $420 million outstanding as of June 30, 2015. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $420 million in variable rate debt by $0.5 million. Such hypothetical impact of interest rates on our credit facility does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record our investments available-for-sale and retained assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in Item 1 of this Form 10-Q.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of June 30, 2015, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2015, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2015, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2014 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the six months ended June 30, 2015, we issued 46,290 shares of our common stock upon redemption of an equal number of OP units. We did not redeem any shares of OP units for shares of common stock during the three months ended June 30, 2015. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act in accordance with Section 4(a)(2).

During the six months ended June 30, 2015, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of their restricted stock awards.

The table below summarizes all of our repurchases of common stock during 2015:

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2015	2,769	$15.88	N/A	N/A
April 2015	17,535	$19.02	N/A	N/A
June 2015	16,889	$20.30	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Amendment No. 3 to Amended and Restated PF Loan Agreement and Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of April 17, 2015, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.2	Amendment No. 3 to Amended and Restated G&I Loan Agreement and Amendment No. 2 to Amended and Restated Intercreditor Agreement, dated as of April 17, 2015, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.3*	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: August 7, 2015	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 7, 2015	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief
Accounting Officer)