Form 10-Q
period 2015-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2015-11-05
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 38,269,566 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2015 (which includes 1,297,584 shares of unvested restricted common stock).

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

- iii -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 and DECEMBER 31, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2015	December 31, 2014

Assets
Financing receivables	$736,250	$552,706
Financing receivables held-for-sale	41,206	62,275
Investments available-for-sale	28,186	27,273
Real estate	129,344	90,907
Real estate related intangible assets	25,840	23,058
Equity method investments in affiliates	165,280	143,903
Cash and cash equivalents	30,680	58,199
Restricted cash and cash equivalents	14,371	11,943
Other assets	36,408	39,993

Total Assets	$1,207,565	$1,010,257

Liabilities and Equity
Liabilities:
Accounts payable, accrued expenses and other	$16,592	$11,408
Deferred funding obligations	78,436	88,288
Credit facility	378,096	315,748
Asset-backed nonrecourse debt (secured by assets of $360 million and $248 million, respectively)	288,300	208,246
Other nonrecourse debt (secured by financing receivables of $101 million and $108 million, respectively)	104,761	112,525

Total Liabilities	866,185	736,215

Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 31,221,982 and 26,377,111 shares issued and outstanding, respectively	312	264
Additional paid in capital	381,424	293,635
Retained deficit	(43,467)	(25,006)
Accumulated other comprehensive (loss) income	(862)	406
Non-controlling interest	3,973	4,743

Total Equity	341,380	274,042

Total Liabilities and Equity	$1,207,565	$1,010,257

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net Investment Revenue:
Interest Income, Financing receivables	$10,064	$6,234	$26,609	$16,081
Interest Income, Investments	364	822	1,118	3,254
Rental Income	1,988	1,187	6,641	1,597

Investment Revenue	12,416	8,243	34,368	20,932
Investment interest expense	(6,689)	(3,974)	(18,940)	(11,188)

Net Investment Revenue	5,727	4,269	15,428	9,744
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision for credit losses	5,727	4,269	15,428	9,744
Other Investment Revenue:
Gain on sale of receivables and investments	2,529	3,361	6,956	9,608
Fee income	98	183	1,160	1,732

Other Investment Revenue	2,627	3,544	8,116	11,340

Total Revenue, net of investment interest expense and provision	8,354	7,813	23,544	21,084

Compensation and benefits	(4,341)	(3,111)	(12,171)	(7,648)
General and administrative	(1,706)	(1,433)	(4,772)	(4,031)
Acquisition costs	—	—	—	(1,104)
Other, net	(328)	(60)	(588)	(174)
Gain (loss) from equity method investments in affiliates	187	—	(162)	—

Other Expenses, net	(6,188)	(4,604)	(17,693)	(12,957)

Net income before income taxes	2,166	3,209	5,851	8,127
Income tax (expense) benefit	(24)	(607)	(77)	163

Net Income	$2,142	$2,602	$5,774	$8,290

Net income attributable to non-controlling interest holders	23	38	62	145

Net Income Attributable to Controlling Shareholders	$2,119	$2,564	$5,712	$8,145

Basic earnings per common share	$0.06	$0.11	$0.16	$0.40

Diluted earnings per common share	$0.06	$0.11	$0.16	$0.40

Weighted average common shares outstanding—basic	31,221,982	21,774,411	29,046,742	19,235,121

Weighted average common shares outstanding—diluted	31,221,982	21,774,411	29,046,742	19,235,121

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$2,142	$2,602	$5,774	$8,290
Unrealized (loss)/gain on available-for-sale securities, net of taxes benefit/(provision) of $0.0 million and $0.2 million in 2015 and $1.0 million and $(0.5) million in 2014, for the three and nine month periods respectively	(788)	(1,548)	(1,281)	690

Comprehensive income	$1,354	$1,054	$4,493	$8,980
Less: Comprehensive income attributable to non-controlling interests holders	16	8	49	157

Comprehensive Income Attributable to Controlling Shareholders	$1,338	$1,046	$4,444	$8,823

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities
Net income	$5,774	$8,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,716	1,814
Equity-based compensation	7,728	3,627
Loss from equity method investment in affiliates	162	—
Gain on sale of financing receivables and investments	(5,069)	(3,755)
Changes in financing receivables held-for-sale	15,019	16,756
Changes in accounts payable and accrued expenses	119	(2,956)
Other	(4,652)	(198)

Net cash provided by operating activities	21,797	23,578

Cash flows from investing activities
Purchases of financing receivables	(222,823)	(123,794)
Principal collections from financing receivables	59,188	44,997
Proceeds from sales of financing receivables	57,995	22,428
Purchases of investments	(21,190)	(7,753)
Principal collections from investments	8,792	1,489
Proceeds from sales of investments	10,794	59,154
Acquisition of businesses, net of cash	—	(106,572)
Purchases of real estate	(42,007)	(14,475)
Investments in equity method affiliate, net	(42,633)	—
Distributions received from equity method affiliates	21,095	—
Change in restricted cash	(2,427)	42,601
Other	(692)	21

Net cash used in investing activities	(173,908)	(81,904)

Cash flows from financing activities
Proceeds from credit facility	236,786	158,000
Principal payments on credit facility	(174,555)	(22,481)
Proceeds from nonrecourse debt	112,126	—
Principal payments on nonrecourse debt	(38,419)	(48,050)
Payments on deferred funding obligations	(65,869)	(57,553)
Net proceeds of common stock issuances	81,546	70,370
Payments of dividends and distributions	(23,062)	(8,786)
Other	(3,961)	(4,107)

Net cash provided by financing activities	124,592	87,393

(Decrease) increase in cash and cash equivalents	(27,519)	29,067
Cash and cash equivalents at beginning of period	58,199	31,846

Cash and cash equivalents at end of period	$30,680	$60,913

Interest paid	$18,545	$10,058

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2015

1.	The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“the Company”) provides debt and equity to the energy efficiency and renewable energy markets. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Investments, such as debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in renewable energy projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-consolidated equity interest in a project.

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

We elected and qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our qualification as a REIT. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”), which was formed to acquire and directly or indirectly own the Company’s assets. We also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act.

Real Estate Acquisitions

In May 2014, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) to acquire all of the outstanding member interests in AWCC from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC in exchange for approximately $107 million (the “Purchase Price”), which we funded with our cash on hand and availability under our credit facilities.

Since the AWCC acquisition that was accounted for as a business combination, we have completed several smaller transactions that were also accounted for as business combinations for additional consideration of approximately $19 million, which we funded with our cash on hand and availability under our existing credit facilities.

We incurred approximately $2.5 million of acquisition related costs in connection with these transactions, which we have previously expensed as acquisition costs in our 2014 consolidated statement of operations We recorded the acquired assets (including real estate related intangibles) at fair value. We did not assume any indebtedness in connection with these transactions. We used a qualified appraiser to assist us with the determination of the fair value estimates for the majority of these assets.

The purchase price allocation for these business combinations, which reflects our estimates of the fair value of the assets acquired, is as follows (dollars in millions, unaudited):

Financing receivables	$37
Real estate	67
Real estate related intangibles	20
Goodwill	2

Purchase Price	$126

The unaudited pro forma summary below presents the consolidated results of operations, as if the acquisition was completed on January 1, 2013. The pro forma information is not necessarily indicative of what our actual results of operations would have been for the period, nor does it purport to represent our estimate of future results of operations.

For the nine months ended September 30, 2014
(dollars in millions, unaudited)
Pro forma net investment revenue	$24
Pro forma net income	$10

Investments in Equity Method Affiliates

We have made several investments in wind projects through limited liability entities with an affiliate of JPMorgan Chase & Co (“JPMorgan”) and with Bluestem Creston Ridge, LLC (“Bluestem”) to purchase and hold minority interests in various wind projects operated by various wind energy companies. Through these arrangements, we indirectly own minority interests in five limited liability holding companies that own ten operating wind projects and one wind project that is under construction, which is expected to reach commercial operations in the fourth quarter of 2015. The following table sets forth certain information related to our equity method investments.

Date	Transaction	Investment	Partner
		(dollars in millions)
October 2014	Strong Upwind Holdings I, LLC	$141	JPMorgan
April 2015	Strong Upwind Holdings II, LLC	$36	JPMorgan
August 2015	Creston Ridge Management, LLC	$10	Bluestem

In June 2015, JPMorgan and one of the holding companies entered into an agreement regarding the treatment of certain tax matters that had the impact of reducing our expected future cash flows from that holding company. To offset this reduction in our future cash flows, in June 2015, JPMorgan paid us approximately $3 million, which effectively reduced our original investment from $144 million to $141 million in Strong Upwind Holdings I, LLC.

See Note 2 for our accounting treatment of these investments and Note 13 for the financial position and results of operations of the holding companies.

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

Financing Receivables

Financing receivables include financing energy efficiency and renewable energy project loans, receivables and direct financing leases.

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from these sales of our held-for-sale financing receivables are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure nonrecourse debt with the proceeds from our financing receivables.

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

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our financing receivables are secured by energy efficiency and renewable energy infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratios and any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded as intangible assets based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods likely of being exercised by the lessee. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential revenue (rent and expenses) lost if the leases were not in place (during downtime) and that would be incurred to obtain the lease. The amortization is calculated over the initial term unless management believes that it is likely that the tenant would exercise the renewal option, whereby we would amortize the value attributable to the renewal over the renewal period. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.

We record the purchases of real estate, other than in a business combination (i.e. real estate with no in-places leases), as asset acquisitions that are recorded at cost, including acquisition and closing costs.

Our real estate is generally leased to tenants on a net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Rental expenses (if any) are charged to operations as incurred.

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

Variable Interest Entities and Equity Method Investment in Affiliates

We account for our investment in entities that are considered voting or variable interest entities under ASC 810. We perform an ongoing assessment to determine the primary beneficiary of each entity as required by ASC 810. See Securitization of Receivables above.

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

As described in Note 1, we made equity investments in various wind projects. We share in the cash flows and tax attributes according to a negotiated schedule. Our ownership interests in the transactions are structured in a typical wind partnership flip structure where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the wind energy company which operates the project, receives the majority of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

The limited liability entities with JPMorgan (which own the interest in the holding companies that own the wind projects) are jointly controlled with each member owning 50% of the voting stock. Based on our assessment, we have determined that these entities are voting interest entities and we have the ability to exercise influence over their operating and financial policies and as such we therefore account for such investments using the equity method.

We own directly, or indirectly as partners with JPMorgan, interests in various limited liability holding companies that own wind projects. Each of the holding companies is partially owned and operated by a wind energy company. Based on our assessment, we have determined that each of the holding companies (including the recently acquired ownership interest in the Creston Ridge Management, LLC) is a variable interest entity and that we have the ability to exercise influence over operating and financial policies of the holding companies, but we are not the primary beneficiary as we do not have the power to direct the most important decisions related to the most significant activities of the investment. Thus we do not consolidate the limited liability entities or the holding companies, but account for them using the equity method of accounting as described below. Our maximum exposure to loss associated with these entities is limited to our investment.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the limited liability entity agreement, less distributions received. Because the limited liability entity and holding company agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investment in affiliate in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investments, we determined that no impairment had occurred during the three or nine months ended September 30, 2015.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2012 through 2014 are open. As of September 30, 2015 and December 31, 2014, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There were no accrued interest and penalties as of September 30, 2015 and December 31, 2014, and no interest and penalties were recognized during the three or nine months ended September 30, 2015 and 2014.

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

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2015 and December 31, 2014, only our residual assets (described in Note 5), financing receivables held-for-sale and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of September 30, 2015
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$788	$736	Level 3
Financing receivables held-for-sale	41	41	Level 3
Investments available-for-sale(1)	28	28	Level 3
Liabilities
Credit facility	$378	$378	Level 3
Asset-backed nonrecourse notes	292	288	Level 3
Other nonrecourse debt	119	105	Level 3

(1)	The amortized cost of our investments available-for-sale as of September 30, 2015, was $29 million.

	As of December 31, 2014
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables (1)	$598	$553	Level 3
Financing receivables held-for-sale	62	62	Level 3
Investments available-for-sale(2)	27	27	Level 3
Liabilities
Credit facility	$316	$316	Level 3
Asset-backed nonrecourse notes	208	208	Level 3
Other nonrecourse debt	127	113	Level 3

(1)	An allowance for loan losses of $1.2 million was included in the carrying value of the financing receivables as of December 31, 2014. There was no allowance for loan losses outstanding as of September 30, 2015.
(2)	The amortized cost of our investments available-for-sale as of December 31, 2014, was $27 million.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(dollars in millions)

Balance, beginning of period	$28.5	$67.6	$27.3	$—
Transfers to / purchases of available-for-sale debt securities	0.7	—	21.2	83.5
Payments on available-for-sale debt securities	(0.2)	—	(8.8)	—
Sale of available-for-sale debt securities	—	(22.9)	(10.8)	(43.6)
Gains on debt securities transferred to available for sale	—	—	—	5.0
Gains on debt securities recorded in earnings	—	—	0.8	—
Losses on debt securities recorded in OCI	(0.8)	(1.3)	(1.5)	(1.5)

Balance, end of period	$28.2	$43.4	$28.2	$43.4

For investments held at fair value, we used a range of interest rate spreads of 3% to 5% based upon comparable transactions.

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

	September 30, 2015	December 31, 2014
	(dollars in millions)

Cash Deposits (including restricted cash)	$45	$70
Amount of Cash Deposits in excess of amounts federally insured	$42	$66

4.	Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our consolidated balance sheets. As of September 30, 2015, the following OP units were issued and outstanding:

	OP Units	% of total

Held by Limited Partners	284,992	1%
Held by the Company	32,519,566	99%

The outstanding OP units held by outside limited partners are redeemable for cash, or at our option, for a like number of shares of our common stock. We exchanged 46,290 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the nine months ended September 30, 2015. No OP units were exchanged for shares of common stock during the three months ended September 30, 2015. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	For the Nine Months Ended September 30,
	2015	2014
	(dollars in millions)

Gains on securitizations	$6	$7
Purchase of receivables securitized	$219	$202
Proceeds from securitizations	$225	$209
Residual and servicing assets included in Other Assets	$9	$6
Cash received from residual and servicing assets	$1	$1

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

As of September 30, 2015 and December 31, 2014, our managed assets totaled $2.9 billion and $2.5 billion respectively, of which $1.8 billion and $1.7 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses during the three and nine months ended September 30, 2015 or 2014, and no material securitization delinquencies as of September 30, 2015 and December 31, 2014. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio

As of September 30, 2015, our Portfolio included approximately $1.1 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our minority equity investments in wind projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of September 30, 2015, with 99% of the debt and real estate portion of our Portfolio rated investment grade as shown below:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	(dollars in millions)

Financing receivables	$328	$408	$—	$736	$—	$736
Financing receivables held-for-sale	41	—	—	41	—	41

Investments	—	15	13	28	—	28
Real estate(5)	—	155	—	155	—	155
Equity method investments	—	—	—	—	165	165

Total	$369	$578	$13	$960	$165	$1,125

% of Debt and Real Estate Portfolio	39%	60%	1%	100%	N/A	N/A

Average Remaining Balance(6)	$11	$10	$13	$10	$15	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $269 million of U.S. federal government transactions and $100 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $51 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables includes $164 million of internally rated residential solar loans where the cash flows which support our financing receivables are subordinated to the tax equity investors (whose return is largely derived from the renewable energy tax incentives) and for which we rely on certain tax related indemnities of the publicly traded residential solar provider.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of minority ownership interest in operating wind projects in which we earn a preferred return.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 78 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $25 million.

The components of financing receivables as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
	(dollars in millions)

Financing receivables
Financing or minimum lease payments(1)	$938	$723
Unearned interest income	(199)	(166)
Allowance for credit losses	—	(1)
Unearned fee income, net of initial direct costs	(3)	(3)

Financing receivables(1)	$736	$553

(1)	Excludes $41 million and $62 million in financing receivables held-for-sale as of September 30, 2015 and December 31, 2014, respectively.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $78 million and $88 million as of September 30, 2015 and December 31, 2014, respectively. We had $3.0 million in restricted cash as of December 31, 2014 which was be used to pay these funding obligations. As of September 30, 2015, we did not have any cash restricted to pay deferred funding obligations.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2015:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables (1)
Payment due by period	$736	$0	$146	$39	$551
Weighted average yield by period	5.5%	—%	6.2%	5.3%	5.3%
Investments
Payment due by period	$28	$—	$13	$1	$14
Weighted average yield by period	4.9%	—%	5.7%	4.7%	4.4%

(1)	Excludes financing receivables held-for-sale of $41 million.

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2045 under the initial terms and 2047 and 2061 if all extensions are exercised. The components of our real estate portfolio as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
	(dollars in millions)

Real Estate
Land	$129	$91
Real estate related intangibles	27	23
Accumulated amortization of real estate intangibles	(1)	(0)

Real Estate	$155	$114

There are conservation easement agreements covering two of our properties that limit the use of the property upon expiration of the respective leases. The real estate related intangible assets are amortized on a straight-line basis over the lease term. As of September 30, 2015, the future amortization expense of these intangible assets is as follows:

Year Ending December 31,	(dollars in millions)

From October 1, 2015 to December 31, 2015	$0.2
2016	1.0
2017	1.0
2018	1.0
2019	1.0
2020	1.0
Thereafter	20.6

Total	$25.8

As of September 30, 2015, the future minimum rental income under our land lease agreements is as follows:

Year Ending December 31,	(dollars in millions)

From October 1, 2015 to December 31, 2015	$3
2016	11
2017	11
2018	11
2019	11
2020	11
Thereafter	234

Total	$292

During the nine months ended September 30, 2015, we collected the outstanding net balance of $0.8 million, on our previously disclosed estimated recovery amount carried in commercial non-investment grade financing receivables as a final recovery from the EnergySource LLC (“EnergySource”) loan and therefore, we charged off the remaining loan balance of $1.2 million against the allowance of $1.2 million. There was no impact on the statement of operations for the charge off of this loan during the three and nine months ended September 30, 2015. Certain of our executive officers and directors own an indirect minority interest in EnergySource following the distribution of the Predecessor’s ownership interest prior to our IPO.

We had no other financing receivables, investments or leases on nonaccrual status as of September 30, 2015 or December 31, 2014. There was no provision for credit losses for the three and nine months ended September 30, 2015 or 2014. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended September 30, 2015 or 2014.

7.	Credit Facility

We have a senior secured revolving credit facility with total maximum advances of $1.5 billion following an amendment that was completed in July 2015. The terms of the credit facility are set forth in (i) the Loan Agreement (G&I), as amended (the “G&I Loan Agreement”) that provides for borrowings in the principal amount of $150 million to be used to leverage certain qualifying government and institutional financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $450 million and (ii) the Loan Agreement (PF), as amended (the “PF Loan Agreement”) that provides for borrowings in the principal amount of $350 million to be used to leverage certain qualifying project financings entered into by us, with maximum total advances (without giving effect to prepayments or repayments) of $1.05 billion. We repaid borrowings related to certain projects to enable the collateral to be used for our September 2015 asset-backed nonrecourse debt issuance, which reduced the available principal amount from $400 million to $350 million under the PF Loan Agreement. The G&I Loan Agreement and PF Loan Agreements together are referred to as the “Loan Agreements.”

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

The following table provides additional detail on our credit facility as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(dollars in millions)

Outstanding balance	$378	$316
Value of collateral pledged to credit facility	$533	$422
Weighted average short-term borrowing rate	2.3%	2.4%

We incurred approximately $12 million of costs associated with the Loan Agreements that have been capitalized (included in other assets on the condensed consolidated balance sheets) and will be amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each Loan Agreement over the actual amount borrowed under such Loan Agreement.

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

Asset-Backed Nonrecourse Debt

In September 2015, we closed a private placement securitization transaction, pursuant to which HASI SYB Trust 2015-1 (the “Issuer”) issued (i) $101 million in aggregate principal amount of 4.28% HASI SYB 2015-1A, Class A Bonds (the “Class A Bonds”) and (ii) $18 million in aggregate principal amount of 5.0% HASI SYB 2015-1B, Class B Bonds (the “Class B Bonds” and together with the Class A Bonds, the “Bonds”), both with an anticipated repayment date in October 2034. The Class A Bonds rank senior to the Class B Bonds in priority of payment. We retained the Class B Bonds.

The Bonds are payable from, and secured by, all assets of HASI SYB Trust 2015-1, which consist primarily of the membership interests in 22 special purpose subsidiaries owning a portfolio of real property arrangements relating to solar and wind projects. These membership interests were contributed and sold to the Issuer by one of our subsidiaries. We act as servicer for the bonds. We did not guarantee the bonds or the collectability of the cash flows of the contributed assets. We have guaranteed the performance of the representations and warranties and other obligations of certain of our subsidiaries under the transaction documents (other than the Issuer’s payment obligations in respect of the Bonds) and provided an indemnify against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers, in each case up to an aggregate amount not to exceed the outstanding balance of the Bonds plus accrued and unpaid interest with respect to the Bonds (which limitation shall not apply to environmental claims that are covered by the indemnity).

We have outstanding the following nonrecourse asset-backed debt (dollars in millions):

	Issue Date	Original Principal	Interest Rate	Maturity Date	Anticipated Balance at Maturity

HASI Sustainable Yield Bond 2013-1	December 2013	$100	2.79%	December 2019	$57

ABS Loan Agreement	October 2014	$115	5.74%	September 2021	$17

HASI Sustainable Yield Bond 2015-1	September 2015	$101	4.28%	October 2034	$—

Outstanding amounts under the nonrecourse asset-backed debt agreement and the value of assets pledged as security for the loans are as follows (dollars in millions):

	Outstanding Balance as of		Value of Assets Pledged as of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	Description of Assets Pledged

HASI Sustainable Yield Bond 2013-1	$84	$92	$100	$104	Financing receivables

ABS Loan Agreement	$103	$116	$121	$144	Equity interest in Strong Upwind Holdings I, LLC

HASI Sustainable Yield Bond 2015-1	$101	$—	$140	$—	Financing receivables, real estate and real estate intangibles

We have pledged the ownership interest in the relevant assets or the relevant assets themselves to bankruptcy remote entities as security for the nonrecourse debt. The assets and credit of these entities are not available to satisfy any of our other debts and obligations, except as set forth in the loan agreements. The debtors can only look to the cash flows of the pledged assets to satisfy the debt and we are not liable for nonpayment of such cash flows. The nonrecourse debt agreements contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest.

We incurred approximately $6 million of costs associated with our asset-backed nonrecourse debt that have been capitalized (included in other assets on the consolidated balance sheets) and are being amortized using the effective interest method over the respective term.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivables. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of approximately $101 million and $108 million as of September 30, 2015 and December 31, 2014, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Analyses of other nonrecourse debt by interest rate are as follows:

As of September 30, 2015	Balance	Maturity
	(dollars in millions)

Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$34	2017 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	49	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	22	2015 to 2031

Other nonrecourse debt	$105

As of December 31, 2014	Balance	Maturity
	(dollars in millions)

Fixed-rate promissory notes, interest rates from 2.06% to 5.00% per annum	$32	2015 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	58	2015 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	23	2015 to 2031

Other nonrecourse debt	$113

The stated minimum maturities of nonrecourse debt as of September 30, 2015, were as follows:

	Nonrecourse Debt
As of September 30,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(dollars in millions)

2016	$22	$17	$39
2017	24	15	39
2018	25	9	34
2019	27	5	32
2020	83	4	87
Thereafter	107	55	162

	$288	$105	$393

9.	Commitments and Contingencies

Litigation

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.	Income Tax

We recorded a tax expense of less than $0.1 million for both the three and nine months ended September 30, 2015, respectively, related to the activities of our TRS. We recorded an income tax expense of $0.6 million and an income tax benefit of $0.2 million for the three and nine months ended September 30, 2014, respectively. Our income tax expenses and benefits recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2014 and 2015:

Announced Date	Record Date	Pay Date	Amount per share

3/13/14	3/27/14	4/9/14	$0.22
6/17/14	6/27/14	7/10/14	$0.22
9/16/14	9/26/14	10/9/14	$0.22
12/8/14	12/19/14	1/9/15	$0.26
3/17/15	3/30/15	4/9/15	$0.26
6/16/15	6/30/15	7/9/15	$0.26
9/16/15	9/30/15	10/8/15	$0.26

We completed the following public offerings of common stock:

Closing Date	Shares Issued[1]	Price Per Share	Net Proceeds [2]
	(amounts in millions, except per share amounts)
4/23/13	14.15	$12.50	$160
4/29/14	5.75	$13.00	$70
10/31/14	4.60	$13.60	$59
5/4/15	4.60	$18.50	$82
10/19/15	5.75	$18.00	$99

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions, other offering costs and, in the case of our initial public offering, formation transaction costs.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We recognize equity-based compensation expense as described in Note 2 and have issued both awards with service conditions and awards with both service and performance conditions. During the nine months ended

September 30, 2015, our board of directors awarded employees and directors 196,517 shares of restricted common stock that vest in 2015 to 2019 and 390,131 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of September 30, 2015, we have concluded that it is probable that the performance conditions will be met.

For the three and nine months ended September 30, 2015, we recorded $2.7 million and $7.7 million respectively, of equity-based compensation expense as compared to $1.7 million and $3.6 million, respectively, for the three and nine months ended September 30, 2014. The total unrecognized compensation expense related to awards of shares of restricted common stock was $11.8 million as of September 30, 2015, that is expected to be recognized over a weighted-average term of approximately two years. The calculation of the equity-based compensation expense assumes a forfeiture rate up to 5%.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)

Balance — December 31, 2013	598,815	$12.50	$7.5
Granted	529,100	14.18	7.5
Vested	(149,709)	12.50	(1.9)
Forfeited	(13,386)	12.99	(0.2)

Balance — December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(235,774)	13.16	(3.1)
Forfeited	(18,110)	15.54	(0.3)

Ending Balance — September 30, 2015	1,297,584	$15.18	$19.7

12.	Earnings per Share of Common Stock

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2015	2014	2015	2014
	(in thousands, except share and per share data)

Net income attributable to controlling shareholders and participating securities	$2,119	$2,564	$5,712	$8,145
Less: Dividends paid on participating securities	(321)	(203)	(1,012)	(534)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling shareholders	$1,798	$2,361	$4,700	$7,611

Denominator:
Weighted-average number of common shares — basic	31,221,982	21,774,411	29,046,742	19,235,121

Weighted-average number of common shares — diluted	31,221,982	21,774,411	29,046,742	19,235,121

Basic earnings per common share	$0.06	$0.11	$0.16	$0.40

Diluted earnings per common share	$0.06	$0.11	$0.16	$0.40

Other Information:

Weighted-average number of OP units	284,992	332,852	298,218	346,479

Unvested restricted common stock outstanding			1,297,584	973,520

13.	Equity Method Investments in Affiliate

Strong Upwind

As described in Notes 1 and 2, we have noncontrolling equity investments in entities that own minority interests in wind projects. We account for our investments using the equity method of accounting and have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information. During the three and nine months ended September 30, 2015, we recognized a gain of $0.2 million and a loss of $0.2 million, respectively, from our equity method investments.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of and for the six months ended June 30, 2015	As of and for the year ended December 31, 2014
	(dollars in millions, unaudited)

Current Assets	$57	$62
Total Assets	$1,450	$1,501
Current Liabilities	$13	$18
Total Liabilities	$61	$66
Members’ Equity	$1,389	$1,435
Revenue	$77	$154
Income from Continuing Operations	$21	$44
Net Income	$21	$44

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

We may also provide financing solutions for other projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

Our goal is to invest in assets that generate long-term, recurring and predictable cash flows or cost savings that will be more than adequate to deliver attractive risk-adjusted returns to our stockholders. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cash flow over the term of the financing or investment. We provide capital through debt financings and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure.

In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $310 million in net proceeds in follow on public offerings, including $99 million in a follow on public offering completed in October 2015. Our strategy in undertaking the public offerings was to expand our proven ability to serve our rapidly growing markets by increasing our capital resources, enhancing our financial structuring flexibility, expanding the types of projects and end-customers we pursue, and selectively retaining a larger portion of the economics in the assets in which we invest. Prior to our IPO, we had traditionally financed our business by accessing the securitization market, primarily utilizing our relationships with institutional investors such as insurance companies and commercial banks. By utilizing the net proceeds from our offerings and our financing strategies, we hold a significantly larger portion of the assets we originate on our balance sheet, using our own capital in conjunction with both securitizations and other borrowings. For further information on our public equity offerings, see Note 11 to our financial statements in Item 1 of this Form 10-Q.

As a result of this strategy, we have seen, and expect to see, in comparison to historical periods, a larger portion of our total revenue derived from net investment revenue and other recurring and predictable revenue sources. While our investment interest expense has increased and we expect it to continue to increase, our net investment revenue, which represents the margin, or the difference between investment revenue and investment interest expense, has increased and we expect it to continue to increase as a result of our debt to equity mix, growth in the overall amount of our investments and the returns we achieve on individual assets.

We completed approximately $595 million of transactions during the nine months ended September 30, 2015, compared to approximately $503 million in the same period in 2014. We completed approximately $140 million of transactions during the quarter ended September 30, 2015, approximately 51% of which were added to our balance sheet and 49% were securitized or syndicated. We refer to the transactions that we hold on our balance sheet as our “Portfolio.” Our Portfolio, as of September 30, 2015, was approximately $1.1 billion and included:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold a non-controlling equity interest in a project.

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

We managed approximately $2.9 billion of assets, which consisted of our Portfolio less our financing receivables held-for-sale plus approximately $1.8 billion of assets held in non-consolidated securitization trusts. We refer to this $2.9 billion of assets collectively as our managed assets. For more information on the assets included in our Portfolio, see the “Our Portfolio” section of Financial Condition and Results of Operation discussed below.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close over the next year consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of September 30, 2015, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

In order for us to continue to qualify as a REIT under the Internal Revenue Code, shares of our stock must be owned by 100 or more persons during at least 335 days of a taxable year of 12 months. Also, not more than 50% of the value of the outstanding shares of our stock may be owned, directly or constructively, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year. To assist us in preserving our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our capital stock, the outstanding shares of any class or series of our preferred stock or the outstanding shares of our common stock. Our board of directors has established an exception from these ownership limits in our charter which permits a certain institutional investor and its clients to collectively hold up to 15% of our common stock.

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

Financial Condition and Results of Operation

Our Portfolio

As of September 30, 2015, our Portfolio was approximately $1.1 billion. Approximately 65% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 6% consisted of floating rate debt, approximately 14% was real estate investments with long-term leases and approximately 15% represented minority ownership of wind projects in eleven wind projects. We own more than 14,000 acres of land that are under long-term lease agreements with over 25 solar projects, which we have recorded in our financial statements as real estate and real estate intangibles, and the rights to payments from land leases for a diversified portfolio of over 50 wind projects, which we have recorded in our financial statements as financing receivables.

Excluding our equity investments, approximately 39% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 60% consisted of investment grade commercial obligations and 1% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. Our Portfolio, as of September 30, 2015, consists of over 100 transactions of greater than $1 million with an average transaction size of approximately $11 million and a weighted average remaining life (excluding match-funded transactions) of approximately 13 years. For further information on our Portfolio, see Notes 1 and 6 to our financial statements in Item 1 of this Form 10-Q.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of September 30, 2015:

	Balance in Millions	Maturity

Financing receivables:
Floating-rate financing receivables, interest rates of 5.78% per annum	$73	2020
Fixed-rate financing receivables, interest rates from 1.52% to 5.00% per annum	281	2017 to 2039
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	169	2015 to 2038
Fixed-rate financing receivables, interest rates from 6.51% to 9.62% per annum	213	2015 to 2069

	736
Allowance for credit losses	—

Financing receivables, net of allowance	736
Financing receivables held for sale, interest rate of 3.99% per annum	41	2031
Fixed-rate investment in debt securities, interest rates of 4.30% to 5.75% per annum	28	2017 to 2035

Total Financing Receivables and Investments	$805

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in millions)
Interest Income, Financing receivables	$10.1	$6.2	$26.6	$16.1
Average monthly balance of financing receivables	$746	$460	$666	$405
Average interest rate from financing receivables	5.4%	5.4%	5.3%	5.3%
Interest Income, Investments	$0.4	$0.8	$1.1	$3.3

Average monthly balance of investments	$29	$61	$27	$78
Average interest rate of investments	5.0%	5.4%	5.4%	5.6%
Rental Income	$2.0	$1.2	$6.6	$1.6
Average monthly balance of real estate	$153	$81	$135	$36
Average yield on real estate	5.2%	5.8%	6.5%	6.0%
Average monthly balance of Portfolio	$928	$602	$829	$518
Average yield from Portfolio	5.4%	5.5%	5.5%	5.4%
Investment interest expense (1)	$5.1	$4.0	$13.9	$11.2
Average monthly balance of debt (1)	$625	$404	$556	$368
Average interest rate from debt	3.3%	3.9%	3.3%	4.1%
Average interest spread	2.1%	1.6%	2.2%	1.3%
Net investment margin	3.2%	2.8%	3.3%	2.5%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the wind projects because our earnings from the equity investments in the wind projects are not included in investment revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of September 30, 2015:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)

Financing Receivables (1)	$736	$37	$213	$161	$325
Investments	$28	$1	$17	$3	$7

(1)	Financing receivables does not include financing receivables held-for-sale of $41 million.

For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2015, see Note 6 to our financial statements in Item 1 of this Form 10-Q.

For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2015, see Note 6 to our financial statements in Item 1 of this Form 10-Q.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in Item 1 of this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2015 to 2038.

Our non-investment grade rated commercial obligations as of September 30, 2015, include $13 million out of approximately $58 million in senior secured debt securities in an operating wind project with a long-term power purchase agreement with the remaining portion owned by a large financial institution. As previously discussed in our 2014 Form 10-K, Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015 and Form 8-K dated October 13, 2015, although all interest and principal payments under these securities have been timely made, the trustee under the indenture for these securities determined that events of default arose under the indenture due to the termination of a tax credit agreement among project participants caused by a change of control in the parent company that owns the project and from the borrower’s failure during separate intervals in 2015 to deliver sufficient funds to fund principal payments or to fund reserves allocated for future principal and interest payments under the indenture. As a result, approximately $1.1 million of the approximately $5.5 million debt service reserve for this project was used to fund the May 2015 principal payment and the borrower used an additional approximately $2.0 million out of this reserve to fund the payments made in early November 2015. On November 3, 2015, as a result of these defaults, the trustee, as directed by the majority holder of the debt securities, provided a notice of acceleration and proposal of foreclosure relating to the outstanding debt securities. Although there can be no assurance in this regard, we expect the holders of the debt securities will continue to negotiate with the project owners, which could result in an agreement that, among other outcomes, avoids the proposed foreclosure, or leads to a negotiated sale of the project in lieu of foreclosure. Based on our evaluation of our cash flow model for, and other aspects of, the project, we have concluded that the debt securities were not impaired as of September 30, 2015.

We had no other financing receivables, investments or leases on nonaccrual status as of September 30, 2015 or December 31, 2014. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three and nine months ended September 30, 2015 or 2014.

Results of Operation

Comparison of the Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in millions)

Net Investment Revenue:
Interest Income, Financing receivables	$10.1	$6.2	$3.9	63%
Interest Income, Investments	0.3	0.8	(0.5)	(63%)
Rental Income	2.0	1.2	0.8	67%

Investment Revenue	12.4	8.2	4.2	51%
Investment interest expense	(6.7)	(3.9)	(2.8)	(72%)

Net Investment Revenue	5.7	4.3	1.4	33%
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision	5.7	4.3	1.4	33%

Other Investment Revenue:
Gain on sale of receivables and investments	2.5	3.4	(0.9)	(26%)
Fee income	0.1	0.1	—	—

Other Investment Revenue	2.6	3.5	(0.9)	(26%)

Total Revenue, net of investment interest expense and provision	8.3	7.8	0.5	6%

Compensation and benefits	(4.4)	(3.1)	(1.3)	(42%)
General and administrative	(1.7)	(1.4)	(0.3)	(21%)
Acquisition costs	—	—	—	—
Other, net	(0.3)	(0.1)	(0.2)	(200%)
Loss in equity method investments	0.2	—	0.2	NM

Other Expenses, net	(6.2)	(4.6)	(1.6)	(35%)

Net income before income tax	2.1	3.2	(1.1)	(34%)
Income tax (expense) benefit	0.0	(0.6)	0.6	100%

Net Income	$2.1	$2.6	$(0.5)	(19%)

*NM – Percentage change is not meaningful.

Net Income

Net income decreased by $0.5 million to $2.1 million for the three months ended September 30, 2015, compared to $2.6 million for the same period in 2014. A $4.2 million increase in investment revenue for the three months ended September 30, 2015, was offset by a $0.9 million decline in other investment revenue and a $2.8 million increase in interest expense, in large part due to an increase in debt used to leverage our Portfolio and the $1.6 million of interest expense related to our investments in the wind projects. In addition, other expenses, net increased by $1.6 million during the three months ended September 30, 2015, compared to the same period in 2014 and there were income tax benefits of $0.6 million related to our TRS activities during the three months ended September 2014.

Our equity method investment in the wind projects had an impact on the changes in our operating results for the three months ended September 30, 2015, when compared to the same period in 2014. In addition to the $1.6 million increase in investment interest expense related to the financing of our investment in the wind projects, we recorded an equity method gain related to those investments of $0.2 million. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the effective interest methodology in order to treat these investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

Net Investment Revenue

Net investment revenue increased to $5.7 million in the three months ended September 30, 2015, from $4.3 million in the same period in 2014. The increase was driven primarily by a $4.2 million increase in investment revenue to $12.4 million during the three months ended September 30, 2015 as compared to $8.2 million during the same period in 2014 as a result of a larger portfolio. Interest expense grew to $6.7 million from $3.9 million as a result of an increase in debt used to leverage our Portfolio and the $1.6 million interest expense related to the wind projects, whose earnings are not included in net investment revenue.

The monthly average balance of our Portfolio increased to approximately $0.9 billion in the three months ended September 30, 2015, from approximately $0.6 billion in the same period in 2014. This increase in our Portfolio was driven largely by additional investments in financing receivables, leading to an increase in our average monthly portfolio of financing receivables of over $280 million in the three months ended September 30, 2015, compared with the same period in 2014, due to our strategy to hold more originated transactions on our balance sheet. In addition, our average monthly portfolio of investments and real estate increased by approximately $40 million. The yield on our Portfolio decreased slightly to 5.4% for the three months ended September 30, 2015, when compared to 5.5% for the three months ended September 30, 2014.

As we have increased our leverage, the monthly average debt balance, excluding the nonrecourse secured borrowings used to finance the equity investments in the wind projects, increased in the three months ended September 30, 2015, to approximately $625 million compared to approximately $404 million during the same period in 2014. Our average debt rate on these borrowings decreased to 3.3% during the three months ended September 30, 2015, from 3.9% for the same period ending September 30, 2014, due primarily to our higher utilization of the credit facility during the three months ended September 30, 2015, when compared to the same period in 2014. The higher average monthly debt balance increased our investment interest expense by $1.1 million. The remaining increase in our investment interest expense was related to the $115 million of nonrecourse secured borrowings used to finance one of our equity method investments in wind projects.

Other Investment Revenue

Other investment revenue decreased by $0.9 million to $2.6 million for the three months ended September 30, 2015, from $3.5 million in the same period last year as a result of a change in the mix of the transactions sold in the quarter as compared to the same quarter last year.

Total Revenue, Net of Investment Interest Expense and Provision

Total revenue, net of investment interest expense and provision increased by $0.5 million to $8.3 million for the three months ended September 30, 2015, compared to $7.8 million for the same period in 2014 as a result of the changes in net investment revenue and other revenue described above.

Other Expenses, Net

Other expenses, net increased by $1.6 million to $6.2 million in the three months ended September 30, 2015, compared to $4.6 million in the same period in 2014, primarily as a result of higher compensation and benefits costs of $1.3 million and higher general and administrative costs of $0.3 million. The increase in compensation and benefits during the three months ended September 30, 2015, when compared to the same period in 2014, was driven primarily by higher performance-based and service-based equity compensation expenses. Equity based compensation expense is calculated based upon actual and expected achievement of certain performance targets and/or service-based vesting periods that may consist of multi-year periods. The 2015 equity based compensation expense includes expenses for awards granted in 2013, 2014 and 2015 that have performance periods and service-based vesting terms in 2015 and beyond.

Comparison of the Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
	(dollars in millions)

Net Investment Revenue:
Interest Income, Financing receivables	$26.6	$16.1	$10.5	65%
Interest Income, Investments	1.1	3.3	(2.2)	(67%)
Rental Income	6.6	1.6	5.0	313%

Investment Revenue	34.3	21.0	13.3	63%
Investment interest expense	(18.9)	(11.2)	(7.7)	(69%)

Net Investment Revenue	15.4	9.8	5.6	57%
Provision for credit losses	—	—	—	—

Net Investment Revenue, net of provision	15.4	9.8	5.6	57%

Other Investment Revenue:
Gain on sale of receivables and investments	7.0	9.6	(2.6)	(27%)
Fee income	1.2	1.7	(0.5)	(29%)

Other Investment Revenue	8.2	11.3	(3.1)	(27%)

Total Revenue, net of investment interest expense and provision	23.6	21.1	2.5	12%

Compensation and benefits	(12.2)	(7.6)	(4.6)	(61%)
General and administrative	(4.8)	(4.1)	(0.7)	(17%)
Acquisition costs	—	(1.1)	1.1	100%
Other, net	(0.5)	(0.2)	(0.3)	(150%)
Loss in equity method investments	(0.2)	—	(0.2)	NM

Other Expenses, net	(17.7)	(13.0)	(4.7)	(36%)

Net income before income tax	5.9	8.1	(2.2)	(27%)
Income tax (expense) benefit	(0.1)	0.2	(0.3)	(150%)

Net Income	$5.8	$8.3	$(2.5)	(30%)

*NM – Percentage change is not meaningful.

Net Income

Net income decreased by $2.5 million to $5.8 million for the nine months ended September 30, 2015, compared to $8.3 million for the same period in 2014. A $13.3 million increase in investment revenue for the nine months ended September 30, 2015, was partially offset by a $7.7 million increase in interest expense, in large part due to the $5.0 million of interest expense related to our investments in the wind projects and a $3.1 million decline in other investment revenue. In addition, other expenses, net increased by $4.7 million during the nine months ended September 30, 2015, compared to the same period in 2014 and there was an increase in income taxes of $0.3 million related to our TRS activities.

Our equity method investment in the wind projects had a significant impact on the changes in our operating results during the nine months ended September 30, 2015, when compared to the same period in 2014. For the nine months ended September 30, 2015, we recorded investment interest expense of $5.0 million related to the financing of our investment in the wind projects and recorded an equity method loss related to those investments of $0.2 million. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the effective interest methodology in order to treat this investment in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

Net Investment Revenue

Net investment revenue increased to $15.4 million during the nine months ended September 30, 2015, from $9.8 million in the same period in 2014. The increase was driven primarily by a $13.3 million increase in investment revenue to $34.3 million during the nine months ended September 30, 2015, as compared to $21.0 million during the same period in 2014 as a result of growth in our Portfolio. Interest expense grew to $18.9 million from $11.2 million as a result of an increase in debt used to leverage our Portfolio and the $5.0 million interest expense related to the wind projects, whose earnings are not included in net investment revenue.

The monthly average balance of our Portfolio increased to approximately $0.8 billion in the nine months ended September 30, 2015, from approximately $0.5 billion in the same period in 2014. This increase in our Portfolio was driven by the acquisition of our real estate investments beginning in May 2014, which contributed approximately $135 million to the average monthly balance of our Portfolio and $6.6 million in rental revenue in the nine months ended September 30, 2015 as compared to the $36 million average monthly balance of real estate and $1.6 million in rental revenue in the nine months ended September 30, 2014. In addition, our average monthly portfolio of financing receivables and investments increased by over $200 million in the nine months ended September 30, 2015, compared with the same period in 2014 due to our strategy to hold more originated transactions on our balance sheet. The yield on our Portfolio increased slightly to 5.5% for the nine months ended September 30, 2015, when compared to 5.4% for the nine months ended September 30, 2014.

As we have increased our leverage, the monthly average debt balance, excluding the nonrecourse secured borrowings used to finance the equity investments in the wind projects, increased in the nine months ended September 30, 2015, to approximately $556 million compared to approximately $368 million during the same period in 2014. Our average debt rate on these borrowings decreased to 3.3% during the nine months ended September 30, 2015, from 4.1% for the same period ending September 30, 2014, due primarily to our higher utilization of the credit facility during the nine months ended September 30, 2015, when compared to the same period in 2014. The higher average monthly debt balance increased our investment interest expense by $2.7 million. The remaining increase in our investment interest expense of $5.0 million related to the $115 million of nonrecourse secured borrowings used to finance one of our equity method investments in wind projects.

Other Investment Revenue

Other investment revenue decreased by $3.1 million to $8.2 million for the nine months ended September 30, 2015, when compared to $11.3 million for the same period in 2014. Gain on sale of receivables and investments decreased by $2.6 million for the nine months ended September 30, 2015, when compared to the same period ended September 30, 2014, as a result of retaining more of our originations on our balance sheet. Fee income also decreased by $0.5 million for the nine months ended September 30, 2015.

Total Revenue, Net of Investment Interest Expense and Provision

Total Revenue, net of investment interest expense and provision increased by $2.5 million to $23.6 million for the nine months ended September 30, 2015, compared to $21.1 million for the same period in 2014 as a result of the changes in net investment revenue and other revenue described above.

Other Expenses, Net

Other expenses, net increased by $4.7 million to $17.7 million during the nine months ended September 30, 2015, compared to $13.0 million in the same period in 2014. The increase is primarily a result of higher compensation and benefits costs of $4.6 million driven by higher equity based compensation expenses in 2015 of $4.1 million when compared to 2014. Equity based compensation expense is calculated based upon actual and expected achievement of certain performance targets and or service-based vesting periods that may consist of multi-year periods. The 2015 equity based compensation expense includes expenses for awards granted in 2013, 2014 and 2015 that have performance periods and service-based vesting terms in 2015 and beyond. In addition, higher general and administrative expenses and other of $1.0 million due to higher costs related to the growth of the business, and a $0.2 million loss in equity method investments were offset by no business combination related acquisition costs in 2015 compared to $1.1 million of costs incurred in 2014 related to the American Wind Capital Company, LLC (“AWCC”) acquisition.

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

Our equity method investments in the wind projects are structured using typical wind partnership “flip” structures where we, along with other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership flips and the wind energy company, which operates the project, receives the majority of the cash flows through its equity interests with the institutional investors retaining an ongoing residual interest. Given this structure, we negotiated our purchase price of our wind investments based on our assessment of the expected cash flows from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. Under U.S. GAAP, we are required to account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in which we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, in this case, at the end of the immediately preceding quarter after adjusting for any distributions or contributions made during such quarter. As HLBV incorporates non-cash items, such as depreciation, and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, the HLBV allocation does not, in our opinion, reflect the economics of our investments. As a result, and in an attempt to treat these investments in a manner similar to our other investments and our initial valuation, in calculating our Core Earnings for the above periods, we adjusted the income we receive from these investments as if we were recognizing income or loss based on an effective interest methodology. Generally, under this methodology income is recognized over the life of the asset using a constant effective yield. The initial constant effective yield we selected is equal to the discount rates we used in making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the income or loss we receive from these investments for purposes of calculating our Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses is projected to change in 2019, which is expected to result in an increase of the amount of HLBV profits or losses allocated to us. In June 2015, JPMorgan and one of the holding companies entered into an agreement regarding the treatment of certain tax matters that had the impact of reducing our expected future cash flows from that holding company. As a result of this agreement, JPMorgan paid us approximately $3 million, which effectively reduced our investment in that entity. In accordance with the methodology described above, we have calculated a new constant effective yield based upon the reduced investment amount and the reduction in expected future cash flows. We have used this new effective yield, which is not materially different from our initial constant effective yield, in the quarter ended September 30, 2015.

We borrowed $115 million on a nonrecourse basis using our equity method investment in Strong Upwind Holding I, LLC as collateral and used the $3 million payment from JPMorgan to repay a portion of this loan. Included in our U.S. GAAP investment interest expense for the nine months ended September 30, 2015, was approximately $5 million of interest expense related to this nonrecourse loan. For the nine months ended September 30, 2015, we collected cash distributions from all of our wind investments of approximately $21 million (in addition to the $3 million payment), of which $9.5 million represents our Core Earnings adjustment for these investments based upon the effective yield methodology discussed above.

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

We have calculated our Core Earnings for the three and nine months ended September 30, 2015 and September 30, 2014. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended September 30,				Nine Months Ended September 30
	2015		2014		2015		2014
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)

Net income attributable to controlling shareholders	$2,119	$0.06	$2,564	$0.11	$5,712	$0.16	$8,145	$0.40
Core Earnings Adjustments
Equity method investment in Wind Projects	3,173		—		9,544		—
Non-cash equity-based compensation charge	2,701		1,657		7,728		3,627
Amortization of real estate intangibles	476		111		788		148
Amortization of intangibles	51		51		151		152
Acquisition costs			—		—		1,104
Non-cash provision/ (benefit) for taxes	—		599		47		(170)
Current year earnings attributable to minority interest	23		38		62		145

Core Earnings(1)	$8,543	$0.26	$5,020	$0.22	$24,032	$0.79	$13,151	$0.64

(1)	Core Earnings per share is based on 32,787,514 shares and 30,585,319 shares for the three and nine months ended September 30, 2015, respectively, and 23,079,912 shares and 20,418,079 shares for the three and nine months ended September 30, 2014, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP on-balance sheet Portfolio to our managed assets as of September 30, 2015 and December 31, 2014 and our U.S. GAAP investment revenue to our investment revenue from managed assets for the nine months ended September 30, 2015:

	As of
	September 30, 2015	December 31, 2014
	(dollars in millions)

Financing receivables (1)	$736	$553
Investments	28	27
Real Estate	155	114
Equity method investment in affiliate	165	144
Assets held in securitization trusts	1,798	1,709

Managed Assets	$2,882	$2,547

(1)	Balances excludes financing receivables held-for-sale of approximately $41 million and $62 million as of September 30, 2015 and. December 31, 2014, respectively.

	Nine Months ended September 30,
	2015	2014
	(dollars in millions)
Investment Revenue	$34	$21
Income from assets held in securitization trusts	73	68

Investment Revenue from Managed Assets (1)	$107	$89

(1)	Does not include adjustments to Core Earnings discussed above.

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date. The size of the facility is presently $500 million with maximum total advances of $1.5 billion and the facility was extended an additional year and matures in July 2019. In addition, through special purpose entity subsidiaries, we have issued asset-backed nonrecourse debt totaling approximately $316 million. For further information on our Credit Facility and Nonrecourse Debt, see Notes 7 and 8 to our financial statements in Item 1 of this Form 10-Q.

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

We continue to use both of these funding sources and, as of September 30, 2015, we had outstanding approximately $105 million of this match funded debt, all of which was consolidated on to our balance sheet and is referred to as Other nonrecourse debt in our balance sheet. As of September 30, 2015, the outstanding principal balance of our assets financed through the use of securitizations that are not consolidated on our balance sheet was approximately $1.8 billion. For further information on our securitizations and other nonrecourse debt, see Note 5 and Note 8 to our financial statements in Item 1 of this Form 10-Q.

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

We may raise funds through capital market transactions by issuing capital stock. In April 2013, we completed our IPO, raising net proceeds of approximately $160 million. We have raised approximately $310 million in net proceeds in follow on public offerings, including $99 million in a follow on public offering completed in October 2015. See Note 11 to our financial statements in Item 1 of this Form 10-Q for a summary of our public offerings of common stock.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Prior to our IPO, we primarily financed our transactions with U.S. federal government obligors with more than 95% fixed rate debt. In March 2015, we increased our leverage target to 2.5 to 1 from less than 2.0 to 1. Our debt to equity ratio was approximately 2.0 to 1 as of September 30, 2015. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 43% as of September 30, 2015, and in the long-term we expect to target a fixed rate debt percentage range of approximately 50% to 70%. We calculate both of these ratios exclusive of securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors) and our on balance sheet match funded other nonrecourse debt.

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

We believe these identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future investments, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had approximately $31 million and $58 million of unrestricted cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was $21.8 million for the nine months ended September 30, 2015, driven by net income of $5.8 million, net cash provided from the sale of financing receivables (including financing receivables held-for-sale) and investments of $10.0 million, and adjustments for noncash items of $10.6 million, consisting primarily of equity based compensation and depreciation and amortization, offset by changes in accounts payable and various accruals of $4.5 million.

Net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2014, driven primarily by net income of $8.3 million, net cash provided from the sale of financing receivables (including financing receivables held-for-sale) and investments of $13.0 million, and non-cash charges of $5.4 million, consisting primarily of equity-based compensation and depreciation and amortization, partially offset by cash used to pay accounts payable and accrued expenses and other of $3.1 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $173.9 million for the nine months ended September 30, 2015. We used $244.0 million to purchase financing receivables and investments, $42.0 million to purchase real estate and a net of $42.6 million for additional wind equity investments. We collected cash from principal payments on our financing receivables and investments of $68.0 million. In addition, we received $68.8 million from the sale of financing receivables and investments and cash distributions from our investment in our wind projects of $21.1 million. In addition, there was a $3.2 million change in restricted cash and other.

Net cash used in investing activities was $81.9 million for the nine months ended September 30, 2014. We added to our Portfolio of investments $121.1 million in real estate assets, including the AWCC acquisition in May 2014 and subsequent purchases of real estate through September 30, 2014. In addition, we invested $131.5 million in the purchase of financing receivables and investments. These investments in our Portfolio were partially offset by sales of financing receivables and investments and principal collections of $81.6 million and $46.5 million, respectively. In addition, we released $42.6 million of restricted cash during the nine months ended September 30, 2014.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was $124.6 million for the nine months ended September 30, 2015. This includes credit facility and nonrecourse debt borrowings of $348.9 million and net proceeds of $81.5 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations and nonrecourse debts totaling $278.8 million, the payment of dividends and distributions to our stockholders and OP unit holders of $23.1 million, and other cash outflows of $3.9 million.

Net cash provided by financing activities was $87.4 million for the nine months ended September 30, 2014. This includes cash of $158.0 million provided from borrowings under our credit facility and $70.4 million of net proceeds from the sale of our common stock. These cash receipts were partially offset by payments of our deferred funding obligations of $57.6 million, payments on our credit facility and nonrecourse debt of $22.4 million and $48.1 million, respectively. For the nine months ended September 30, 2014, we made dividend distributions of $8.8 million to our shareholders and non-controlling interest holders and had other cash outflows of $4.1 million.

General and Administrative Expenses

Our general and administrative expenses include salaries, rent, professional fees, acquisition related costs and other corporate level expenses, as well as the costs associated with operating as a public company. As of September 30, 2015, we employed 31 people. We intend to hire additional business professionals as needed to assist in the execution of our business. We also expect to incur additional professional fees to meet the reporting requirements of the Exchange Act and comply with the Sarbanes-Oxley Act. The timing and level of these costs and our ability to pay these costs with cash flow from our operations depends on our execution of our business plan, the number of financings we originate or acquire and our ability to attract qualified individuals to fill these new positions.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of approximately $9 million as of September 30, 2015, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Form 10-Q and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2014 Form 10-K, filed with the SEC.

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

Book Value Considerations

As of September 30, 2015, we carried only our investments available-for-sale and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $28 million in investments available-for-sale and the $8 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of September 30, 2015, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

All of our nonrecourse debt is at fixed rates and changes in market rates on our fixed debt impact the fair value of the debt but have no impact on our consolidated financial statements. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease. As of September 30, 2015 and December 31, 2014, the estimated fair value of our fixed rate nonrecourse debt was approximately $411 million and $335 million, respectively, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with approximately $378 million outstanding as of September 30, 2015. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $378 million in variable rate debt by $0.5 million. Such hypothetical impact of interest rates on our credit facility does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record our investments available-for-sale and retained assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in Item 1 of this Form 10-Q.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. As of September 30, 2015, a significant portion of our assets financings were held in securitization trusts where we retained only residual economic stakes or were held on our balance sheet and secured by nonrecourse debt. Part of our strategy in undertaking our IPO was to selectively retain a larger portion of the economics in the financings we originate. As a consequence, we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any these projects. See also “—Credit Risks” above.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2015, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2015, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities

During the nine months ended September 30, 2015, we issued 46,290 shares of our common stock upon redemption of an equal number of OP units. We did not redeem any OP units for shares of common stock during the three months ended September 30, 2015. Because these shares of common stock were issued to accredited investors in transactions not involving a public offering, the transactions were exempt from registration under the Securities Act in accordance with Section 4(a)(2).

During the nine months ended September 30, 2015, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of their restricted stock awards.

The table below summarizes all of our repurchases of common stock during 2015: There were no repurchases of common stock during the three months ended September 30, 2015.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2015	2,769	$15.88	N/A	N/A
April 2015	17,535	$19.02	N/A	N/A
June 2015	16,889	$20.30	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Amendment No. 4 to Amended and Restated Loan Agreement (G&I) and Amendment No. 3 to Amended & Restated Intercreditor Agreement, dated July 16, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 16, 2015)

10.2	Amendment No. 4 to Amended and Restated Loan Agreement (PF), dated July 16, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on July 16, 2015)

10.3	Reaffirmation of Guaranty (G&I), dated July 16, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on July 16, 2015)

10.4*	Indenture, dated as of September 30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC

10.5*	Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein

10.6*	Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC

10.7*	Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: November 4, 2015	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 4, 2015	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief
Accounting Officer)