Form 10-Q
period 2016-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2016-05-09
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 38,950,289 shares of common stock, par value $0.01 per share, outstanding as of May 6, 2016 (which includes 1,384,663 shares of unvested restricted common stock).

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (our “2015 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

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

- i -

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

The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2015 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2015 Form 10-K.

- ii -

- iii -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 and DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	March 31, 2016	December 31, 2015
Assets
Financing receivables	$818,789	$783,967
Financing receivables held-for-sale	42,041	60,376
Investments available-for-sale	36,733	29,017
Real estate	131,695	128,769
Real estate related intangible assets	31,032	26,930
Equity method investments in affiliates	304,180	318,769
Cash and cash equivalents	26,585	42,645
Other assets	85,922	79,148

Total Assets	$1,476,977	$1,469,621

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$22,899	$17,875
Deferred funding obligations	62,541	108,499
Credit facility	321,944	247,350
Asset-backed nonrecourse debt (secured by assets of $701 million and $718 million, respectively)	551,691	563,189
Other nonrecourse debt (secured by financing receivables of $91 million and $97 million, respectively)	94,231	100,602

Total Liabilities	1,053,306	1,037,515

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 37,030,467 and 37,010,603 shares issued and outstanding, respectively	370	370
Additional paid in capital	485,756	482,431
Retained deficit	(61,202)	(52,701)
Accumulated other comprehensive loss	(5,091)	(1,905)
Non-controlling interest	3,838	3,911

Total Stockholders’ Equity	423,671	432,106

Total Liabilities and Stockholders’ Equity	$1,476,977	$1,469,621

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Interest income, financing receivables	$11,489	$8,328
Interest income, investments	375	396
Rental income	2,815	2,088
Gain on sale of receivables and investments	5,502	2,870
Fee income	302	226

Total Revenue	20,483	13,908
Investment interest expense	(11,275)	(6,148)
Provision for credit losses	—	—

Total Revenue, net of investment interest expense and provision	9,208	7,760
Compensation and benefits	(4,418)	(3,851)
General and administrative	(1,934)	(1,505)
Other, net	118	(227)
Income (loss) from equity method investments in affiliates	270	(53)

Other Expenses, net	(5,964)	(5,636)

Net income before income taxes	3,244	2,124
Income tax (expense) benefit	(47)	23

Net Income	$3,197	$2,147

Net income attributable to non-controlling interest holders	28	25

Net Income Attributable to Controlling Shareholders	$3,169	$2,122

Basic earnings per common share	$0.07	$0.07

Diluted earnings per common share	$0.07	$0.07

Weighted average common shares outstanding—basic	37,016,210	26,386,080
Weighted average common shares outstanding—diluted	37,016,210	26,386,080

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net Income	$3,197	$2,147
Unrealized (loss)/gain on interest rate swaps, net of taxes benefit/(provision) of $0.0 million in 2016	(3,482)	—
Unrealized gain on available-for-sale securities, net of taxes benefit/(provision) of $0.0 million in 2016 and ($0.1) million in 2015	272	81

Comprehensive (loss) income	$(13)	$2,228
Less: Comprehensive income attributable to non-controlling interests holders	—	26

Comprehensive (Loss) Income Attributable to Controlling Shareholders	$(13)	$2,202

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$3,197	$2,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,786	764
Equity-based compensation	2,008	2,201
From equity method investments in affiliates	220	53
Gain on sale of financing receivables and investments	(4,314)	(3,255)
Changes in financing receivables held-for-sale	5,382	14,907
Changes in accounts payable and accrued expenses	2,776	(1,269)
Other	(1,189)	(575)

Net cash provided by operating activities	9,866	14,973

Cash flows from investing activities
Purchases of financing receivables	(76,142)	(19,565)
Principal collections from financing receivables	8,662	39,185
Proceeds from sales of financing receivables	29,127	12,851
Purchases of investments	(12,864)	(5,000)
Principal collections from investments	677	7,607
Proceeds from sales of investments	—	2,280
Purchases of real estate	(7,327)	(16,540)
Investments in equity method affiliates, net	(1,622)	—
Distributions received from equity method affiliates	15,991	6,343
Other	(314)	(2,871)

Net cash (used in) provided by investing activities	(43,812)	24,290

Cash flows from financing activities
Proceeds from credit facility	90,800	35,000
Principal payments on credit facility	(16,328)	(29,613)
Proceeds from nonrecourse debt	—	11,626
Principal payments on nonrecourse debt	(18,509)	(13,764)
Payments on deferred funding obligations	(25,594)	(27,823)
Payments of dividends and distributions	(11,566)	(7,196)
Other	(917)	(236)

Net cash provided by (used in) financing activities	17,886	(32,006)

(Decrease) increase in cash and cash equivalents	(16,060)	7,257
Cash and cash equivalents at beginning of period	42,645	58,199

Cash and cash equivalents at end of period	$26,585	$65,456

Interest paid	$9,319	$4,653

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2016

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a REIT and also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the Investment Company Act of 1940, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.

Investments in Equity Method Affiliates

We have made several minority interest investments in wind projects operated by various wind energy companies through limited liability entities with an affiliate of JPMorgan Chase & Co (“JPMorgan”), an affiliate of Invenergy LLC (“Invenergy”) and Bluestem Creston Ridge, LLC (“Bluestem”). The following table sets forth certain information related to our equity method investments.

Date	Transaction	Investment	Partner
		(dollars in millions)
October 2014	Strong Upwind Holdings I, LLC	$141	JPMorgan
April 2015	Strong Upwind Holdings II, LLC	$36	JPMorgan
August 2015	Creston Ridge Management, LLC	$14	Bluestem
December 2015	Strong Upwind Holdings III, LLC	$84	JPMorgan
December 2015	Buckeye Wind Energy Class B Holdings LLC	$71	Invenergy

Through these five equity method investments, we indirectly own minority interests in six limited liability holding companies that own twelve operating wind projects. See Note 2 for our accounting treatment of these investments and Note 13 for the aggregate financial position and results of operations of the significant holding companies.

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

Investments

Investments include debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“OCI”) in equity on our balance sheet.

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

We record the purchases of real estate, other than in a business combination (i.e. real estate with no in-place leases), as asset acquisitions that are recorded at cost, including acquisition and closing costs.

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

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We determined that the trusts used in securitizations are variable interest entities, or VIEs, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under U.S. GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our condensed consolidated financial statements.

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

As described in Note 1, we made equity investments in various wind projects. We share in the cash flows and tax attributes according to a negotiated schedule. Wind projects are typically owned in partnerships structures (using limited liability corporations, or LLCs taxed as partnerships) where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of the project’s cash flows, and in some cases, tax attributes. Once this preferred return is achieved, the partnership “flips” and the wind energy company which operates the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

There were no new equity investments in wind projects in 2016, and each of the existing investments continue to be accounted for under the equity method of accounting as of March 31, 2016. Certain of our equity method investments were determined to be VIEs. Our maximum exposure to loss associated with all of our equity method investments is limited to our recorded value of our investments.

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

This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intra company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in loss from equity method investments in affiliates in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investments, we determined that no impairment had occurred during the three months ended March 31, 2016 or 2015.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2012 through 2014 are open. As of March 31, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of other expense. There were no accrued interest and penalties as of March 31, 2016 and December 31, 2015, and no interest and penalties were recognized during the three months ended March 31, 2016 and 2015.

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

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest, which simplifies the presentation of debt issuance costs. ASU 2015-03 requires debt issuance costs related to long-term debt to be presented in the balance sheet as a reduction to the carrying amount of the related debt liability, consistent with the presentation of discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years, and is eligible for early adoption. We have adopted this standard in our consolidated financial statements for our nonrecourse debt as of December 31, 2015. As allowed under the ASU, we continue to record unamortized issuance costs related to our credit facility in Other Assets. We do not have a material amount of unamortized debt issuance costs and thus the adoption of the new standard did not have a material effect on our consolidated financial statements and related disclosures. See Note 8 for further information.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The ASU will be effective for us beginning January 1, 2017, including interim periods in the calendar year 2017, but with early adoption permitted. Since we do not report a classified balance sheet, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.” The new lease guidance simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities upon issuance. Lessees must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees may not apply a full retrospective transition approach. We are currently evaluating the impact of the application of this accounting standard update on our consolidated financial statements and related disclosures.

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” Under the new guidance, entities will be required to recognize all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the new guidance will allow an employer to repurchase up to the maximum statutory income tax rates in the applicable jurisdictions without triggering liability accounting and allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for us beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. If we early adopt the guidance in an interim period, any adjustments must be reflected as of the beginning of the calendar year that includes that interim period. We anticipate implementing this standard in the second quarter of 2016 and do not expect the implementation to have a material impact on our consolidated financial statements and related disclosures.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07 Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. It also simplifies in certain areas the accounting for equity method investments. The new standard becomes effective for us in fiscal year ending December 31, 2017 and interim periods therein. The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those for which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2016 and December 31, 2015, only our residual assets (described in Note 5), financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of March 31, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$874	$819	Level 3
Financing receivables held-for-sale	42	42	Level 3
Investments available-for-sale(1)	37	37	Level 3
Liabilities
Credit facility	$322	$322	Level 3
Asset-backed nonrecourse notes(2)	578	567	Level 3
Other nonrecourse debt	107	94	Level 3
Derivative liabilities	4	4	Level 2

(1)	The amortized cost of our investments available-for-sale as of March 31, 2016, was $38 million.
(2)	Fair value and Carrying value of asset-backed nonrecourse notes excludes unamortized debt issuance costs.

	As of December 31, 2015
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$806	$784	Level 3
Financing receivables held-for-sale	61	60	Level 3
Investments available-for-sale(1)	29	29	Level 3
Liabilities
Credit facility	$247	$247	Level 3
Asset-backed nonrecourse notes(2)	579	579	Level 3
Other nonrecourse debt	111	101	Level 3
Derivative liabilities	1	1	Level 2

(1)	The amortized cost of our investments available-for-sale as of December 31, 2015, was $31 million.
(2)	Fair value and Carrying value of asset-backed nonrecourse notes excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2016	2015
	(dollars in millions)
Balance, beginning of period	$29	$27
Purchases of investments available-for-sale	21	5
Payments on investments available-for-sale	—	(8)
Sale of investments available-for-sale	(14)	(2)
Gains on investments available-for-sale recorded in earnings	1	1
Losses on investments available-for-sale recorded in OCI	—	—

Balance, end of period	$37	$23

For investments held at fair value, we used a range of interest rate spreads of 2% to 5% based upon comparable transactions.

As of December 31, 2015, we held a $13 million senior secured debt investment, along with a large financial institution who held the remaining approximately $45 million in outstanding debt securities, in an operating wind project that was being foreclosed upon and expected to be sold. The foreclosure and sale was completed in 2016 and we recovered the full value of our debt investment and recognized a gain of $0.8 million.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of March 31, 2016 and December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in the accounts payable, accrued expenses and other line item in the consolidated balance sheets.

Non-recurring Fair Value Measurements

Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.

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

	March 31, 2016	December 31, 2015
	(dollars in millions)
Cash deposits	$27	$43
Restricted cash deposits (included in Other assets)	36	36

Total cash deposits	$63	$79

Amount of cash deposits in excess of amounts federally insured	$58	$75

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents approximately 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock during the three months ended March 31, 2016. We exchanged 46,290 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the three months ended March 31, 2015. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5. Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	For the Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Gains on securitizations	$5	$3
Purchase of receivables securitized	$141	$60
Proceeds from securitizations	$146	$63
Residual and servicing assets included in Other Assets	$11	$9
Cash received from residual and servicing assets	$1	$1

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. Included in other assets in our condensed consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same discount rates we use for the fair value calculation of residual assets, which are determined based on a review of comparable market transactions. Depending on the nature of the transaction risks, the discount rate ranged from 4% to 8%.

As of March 31, 2016 and December 31, 2015, our managed assets were approximately $3.2 billion, of which $1.8 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses during the three months ended March 31, 2016 or 2015, and no material securitization delinquencies as of March 31, 2016 and December 31, 2015. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, the federal government where the ultimate obligor is the U.S. federal government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience to date, we do not currently expect to incur any credit losses on the receivables sold.

6. Our Portfolio

As of March 31, 2016, our Portfolio included approximately $1.4 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our minority equity investments in wind projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of March 31, 2016:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	(dollars in millions)
Financing receivables	$374	$428	$17	$819	$—	$819
Financing receivables held-for-sale	42	—	—	42	—	42
Investments	21	16	—	37	—	37
Real estate(5)	—	163	—	163	—	163
Equity method investments	—	—	—	—	304	304

Total	$437	$607	$17	$1,061	$304	$1,365

% of Debt and Real Estate Portfolio	41%	57%	2%	100%	N/A	N/A
Average Remaining Balance(6)	$12	$10	$17	$11	$25	$12

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $260 million of U.S. federal government transactions and $ 177 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.

(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $11 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $174 million of internally rated residential solar loans where the cash flows which support our financing receivables are subordinated to the tax equity investors (whose return is largely derived from the renewable energy tax incentives) and for which we rely on certain tax related indemnities of the publicly traded residential solar provider.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of ownership interests in operating wind projects.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 79 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $28 million.

The components of financing receivables as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
	(dollars in millions)
Financing receivables
Financing or minimum lease payments(1)	$1,116	$1,025
Unearned interest income	(295)	(238)
Allowance for credit losses	—	—
Unearned fee income, net of initial direct costs	(2)	(3)

Financing receivables(1)	$819	$784

(1)	Excludes $42 million and $60 million in financing receivables held-for-sale as of March 31, 2016 and December 31, 2015, respectively.

In accordance with the terms of certain financing receivables purchase agreements, payments of the purchase price is scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $63 million and $108 million as of March 31, 2016 and December 31, 2015, respectively.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2016:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables (1)
Maturities by period	$819	$—	$130	$39	$650
Weighted average yield by period	5%	4%	6%	4%	5%
Investments
Maturities by period	$37	$—	$—	$1	$36
Weighted average yield by period	4%	—%	—%	5%	4%

(1)	Excludes financing receivables held-for-sale of $42 million.

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2051 under the initial terms and 2047 and 2080 if all extensions are exercised. The components of our real estate portfolio as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
	(dollars in millions)
Real Estate
Land	$132	$129
Real estate related intangibles	33	28
Accumulated amortization of real estate intangibles	(2)	(1)

Real Estate	$163	$156

There are conservation easement agreements covering several of our properties that limit the use of the property upon expiration of the respective leases. The real estate related intangible assets are amortized on a straight-line basis over the contracted lease term. As of March 31, 2016, the future amortization expense of these intangible assets is as follows:

Year Ending December 31,	(dollars in millions)
From April 1, 2016 to December 31, 2016	$1
2017	1
2018	1
2019	1
2020	1
2021	1
Thereafter	25

Total	$31

As of March 31, 2016, the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	(dollars in millions)
From April 1, 2016 to December 31, 2016	$6
2017	10
2018	11
2019	11
2020	10
2021	11
Thereafter	290

Total	$349

We had no financing receivables, investments or leases that were impaired or on nonaccrual status as of March 31, 2016 or December 31, 2015. There was no provision for credit losses for the three months ended March 31, 2016 or 2015. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended March 31, 2016 or 2015.

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

The following table provides additional detail on our credit facility as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(dollars in millions)
Outstanding balance	$322	$247
Value of collateral pledged to credit facility	$471	$356
Weighted average short-term borrowing rate	2.4%	2.3%

We incurred approximately $13 million of costs associated with the credit facility that have been capitalized (included in other assets on the consolidated balance sheets) and are being amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

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

We were in compliance with the required financial covenants described below at each quarterly reporting date that such covenants were applicable:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin of greater than:	zero
Maximum Debt to Equity Ratio of less than: (1)	4 to 1

(1)	Debt is defined as Total Indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

8. Nonrecourse Debt

Asset-Backed Nonrecourse Debt

We have outstanding the following nonrecourse asset-backed debt and bank loans (dollars in millions):

	Issue Date	Original Principal	Interest Rate		Maturity Date	Anticipated Balance at Maturity
HASI Sustainable Yield Bond 2013-1	December 2013	$100	2.79%		December 2019	$57
ABS Loan Agreement	October 2014	$115	5.74%		September 2021	$17
HASI Sustainable Yield Bond 2015-1	September 2015	$101	4.28%		October 2034	$—
HASI SYB Loan Agreement 2015-1	December 2015	$90	4.13	%(1)	December 2021	$—
HASI SYB Loan Agreement 2015-2	December 2015	$42	4.63	%(1)	December 2023	$—
HASI SYB Loan Agreement 2015-3	December 2015	$162	4.92%		December 2020	$132

(1)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below.

Outstanding amounts under the nonrecourse asset-backed debt agreements and bank loans and the value of assets pledged as security are as follows (dollars in millions):

	Outstanding Balance as of		Value of Assets Pledged as of,
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$82	$83	$98	$99	Financing receivables
ABS Loan Agreement	$99	$102	$110	$117	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1	$99	$100	$139	$139	Financing receivables, real estate and real estate intangibles
HASI SYB Loan Agreement 2015-1	$84	$90	$110	$117	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
HASI SYB Loan Agreement 2015-2	$42	$42	$70	$71	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$161	$162	$174	$175	Residential Solar Financing receivables
Debt issuance costs	$(15)	$(16)

Asset-backed nonrecourse debt	$552	$563

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

We have guaranteed the performance of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. In the case of the debt secured by our wind equity interests, we have also guarantied our compliance with certain tax matters and certain obligations if JPMorgan exercises its right to withdraw from our partnerships.

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

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	Term
HASI SYB Loan Agreement 2015-1	3 month Libor	1.55%	$77	$81	$(1.1)	$(0.3)	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$37	$38	$(0.6)	$(0.1)	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(0.8)	$(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$—	$(1.6)	$—	November 2020 to August 2028

Total			$262	$148	$(4.1)	$(0.6)

The total fair value of our hedges relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized losses in accumulated other comprehensive income and in Accounts payable, accrued expenses and other in the accompanying consolidated balance sheet. As of March 31, 2016 and December 31, 2015, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges and no portion of the Accumulated other comprehensive income, net of associated deferred income tax effects, related to our interest rate hedges was reclassified into interest expense.

Other Nonrecourse Debt

We have other nonrecourse debt that was used to finance certain of our financing receivables for the term of the financing receivables. Amounts due under nonrecourse notes are secured by financing receivables with a carrying value of approximately $91 million and $97 million as of March 31, 2016 and December 31, 2015, respectively, and there is no recourse to our general assets. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

Additional information related to other nonrecourse debt by interest rate is as follows:

As of March 31, 2016	Balance	Maturity
	(dollars in millions)
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$31	2017 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	42	2017 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	21	2019 to 2031

Other nonrecourse debt	$94

As of December 31, 2015	Balance	Maturity
	(dollars in millions)
Fixed-rate promissory notes, interest rates from 2.26% to 5.00% per annum	$33	2017 to 2032
Fixed-rate promissory notes, interest rates from 5.01% to 6.50% per annum	46	2017 to 2031
Fixed-rate promissory notes, interest rates from 6.51% to 8.00% per annum	22	2019 to 2031

Other nonrecourse debt	$101

The stated minimum maturities of nonrecourse debt as of March 31, 2016, were as follows:

	Nonrecourse Debt
As of March 31,	Asset Backed Nonrecourse Notes	Other Nonrecourse Debt	Total
	(dollars in millions)
2016	$31	$16	$47
2017	31	13	44
2018	31	6	37
2019	92	4	96
2020	164	5	169
Thereafter	218	50	268

	$567	$94	$661
Deferred financing costs, net	(15)	—	(15)

	$552	$94	$646

The stated minimum maturities of nonrecourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from Strong Upwind Holdings II, LLC, Strong Upwind Holdings III, LLC or Buckeye Wind Energy Class B Holdings LLC, these additional cash flows are required to be used to make additional principal payments against the respective HASI SYB Loan Agreement 2015-1 and HASI SYB Loan Agreement 2015-2 notes.

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

10. Income Tax

We recorded a tax expense of less than $0.1 million for the three months ended March 31, 2016 and a tax benefit of less than $0.1 million for the three months ended March 31, 2015. Our income tax expense and benefit was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2015 and 2016:

Announced Date	Record Date	Pay Date	Amount per share
3/17/15	3/30/15	4/9/15	$0.26
6/16/15	6/30/15	7/9/15	$0.26
9/16/15	9/30/15	10/8/15	$0.26
12/15/15	12/30/15	1/7/16	$0.30
3/15/16	3/30/16	4/7/16	$0.30

We completed the following public offerings of common stock in 2015:

Closing Date	Shares Issued[1]	Price Per Share	Net Proceeds [2]
	(amounts in millions, except per share amounts)
5/4/15	4.60	$18.50	$82
10/19/15	5.75	$18.00	$99

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We recognize equity-based compensation expense as described in Note 2 and have issued both awards with service conditions and awards with both service and performance conditions. During the three months ended March 31, 2016, our board of directors awarded employees and directors 357,640 shares of restricted common stock that vest in 2016 to 2019 and 290,330 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of March 31, 2016, we have concluded that it is probable that the performance conditions will be met.

For both the three months ended March 31, 2016 and 2015, we recorded $2 million of equity-based compensation expense. The total unrecognized compensation expense related to awards of shares of restricted common stock was approximately $19 million as of March 31, 2016, that is expected to be recognized over a weighted-average term of approximately two years. The calculation of the equity-based compensation expense assumes a forfeiture rate up to 5%.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(285,289)	13.61	(3.9)
Forfeited	(18,110)	15.54	(0.3)

Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	647,970	18.58	12.0
Vested	(29,268)	14.23	(0.4)
Forfeited	—	—	—

Ending Balance — March 31, 2016	1,866,771	$16.36	$30.5

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
Numerator:	2016	2015
	(in millions, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$3.2	$2.1
Less: Dividends paid on participating securities	(0.6)	(0.4)
Undistributed earnings attributable to participating securities	—	—

Net income attributable to controlling shareholders	$2.6	$1.7

Denominator:
Weighted-average number of common shares — basic	37,016,210	26,386,080

Weighted-average number of common shares — diluted	37,016,210	26,386,080

Basic earnings per common share	$0.07	$0.07

Diluted earnings per common share	$0.07	$0.07

Other Information:
Weighted-average number of OP units	284,992	325,110

Unvested restricted common stock outstanding	1,866,771	1,520,286

13. Equity Method Investments in Affiliate

Strong Upwind

As described in Notes 1 and 2, we have noncontrolling equity investments in entities that own minority interests in wind projects. We recognized income of $0.3 million and a loss of $0.1 million during the three months ended March 31, 2016 and 2015, respectively, from our equity method investments.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of and for the year ended December 31,
	2015	2014
	(dollars in millions, unaudited)
Current Assets	$52	$62
Total Assets	$1,413	$1,501
Current Liabilities	$14	$18
Total Liabilities	$63	$66
Members’ Equity	$1,350	$1,435
Revenue	$142	$154
Income from Continuing Operations	$27	$44
Net Income	$27	$44

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

The following discussion is a supplement to and should be read in conjunction with the accompanying condensed consolidated financial statements and related notes and with our 2015 Form 10-K, that was filed with the SEC.

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

We completed approximately $213 million of transactions during the three months ended March 31, 2016, compared to approximately $104 million in the same period in 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. As of March 31, 2016 we held approximately $1.4 billion of transactions on our balance sheet, including approximately 56% of our 2016 transactions. The transactions that we hold on our balance sheet as of a given date, which we refer to as our “Portfolio” included the following as of March 31, 2016:

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

We also originate transactions for securitization trusts or similar vehicles that we manage or service in which institutional investors purchase all or a portion of the economics of the transaction and where we receive upfront revenues and in some cases, ongoing fees for managing the assets. As of March 31, 2016, we managed approximately $1.8 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2016, we manage approximately $3.2 billion of assets which we refer to as our managed assets.

Since April 2013, we have raised net proceeds of approximately $470 million in public offerings of our common stock and completed approximately $610 million of nonrecourse borrowings and secured a credit facility with maximum capacity of $500 million.

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

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of March 31, 2016, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

We elected to be, and intend to continue to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also intend to continue to operate our business in a manner that will permit us to maintain our exception from registration as an investment company under the 1940 Act.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates and liquidity, commodity prices, U.S. federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from registration as an investment company under the 1940 Act. We provide a summary of the factors impacting our operating results in our 2015 Form 10-K under “MD&A – Factors Impacting our Operating Results.”

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under Note 2 in our 2015 Form 10-K and under Note 2 of this Form 10-Q.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Financing receivables and the related accounting for allowance for credit losses and impairments

•	Investments and the related accounting for impairments

•	Real estate

•	Securitization of receivables and other fee income

•	Valuation of financial instruments

•	Variable interest entities and equity method investments in affiliates

•	Derivative financial instruments

•	Income taxes

•	Equity-based compensation

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.

We provide additional information on our critical accounting policies and use of estimates under “MD&A—Critical Accounting Policies and Use of Estimates” in our 2015 Form 10-K.

Financial Condition and Results of Operation

Our Portfolio

As of March 31, 2016, our Portfolio was approximately $1.4 billion and included $387 million of energy efficiency investments, $955 million of renewable energy (wind and solar) transactions and $23 million of other sustainable infrastructure investments. Approximately 61% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 5% consisted of floating rate debt, approximately 12% was real estate investments with long-term leases and approximately 22% represented minority ownership of wind projects in eleven wind projects. Our real estate investments consist of over 14,000 acres of land leased under long-term lease agreements with over 25 solar projects.

Excluding our equity investments, approximately 41% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 57% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. Our Portfolio, as of March 31, 2016, consists of approximately 110 transactions of greater than $1 million with a weighted average remaining life (excluding match-funded transactions) of approximately eleven years. For further information on our Portfolio, see Notes 1 and 6 to our financial statements of this Form 10-Q.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of March 31, 2016:

	Balance in Millions	Maturity
Floating-rate financing receivables, interest rates of 5.78% per annum	$73	2020
Fixed-rate financing receivables, interest rates from 1.52% to 5.00% per annum	323	2017 to 2039
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	209	2017 to 2046
Fixed-rate financing receivables, interest rates from 6.60% to 9.62% per annum	214	2018 to 2069

Financing receivables	819
Allowance for credit losses	-

Financing receivables, net of allowance	819
Financing receivables held for sale, interest rates of less than 5.00% per annum	42	2031
Fixed-rate investment in debt securities, interest rates of less than 5.00% per annum	37	2017 to 2036

Total Financing Receivables and Investments	$898

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

	Three Months Ended March 31,
	2016	2015
	(dollars in millions)
Interest Income, Financing receivables	$11	$8
Average monthly balance of financing receivables	$869	$627
Average interest rate from financing receivables	5.3%	5.3%
Interest Income, Investments	$1	$1
Average monthly balance of investments	$30	$25
Average interest rate of investments	5.0%	6.2%
Rental Income	$3	$2
Average monthly balance of real estate	$160	$116
Average yield on real estate	7.1%	7.2%
Average monthly balance of Portfolio	$1,059	$768
Average yield from Portfolio	5.5%	5.6%
Investment interest expense (1)	$(8)	$(4)
Average monthly balance of debt (1)	$728	$527
Average interest rate from debt(1)	4.2%	3.4%
Average interest spread(1)	1.4%	2.3%
Net investment margin(1)	2.7%	3.3%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the wind projects because our earnings from the equity investments in the wind projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of March 31, 2016:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables(1)	$819	$16	$215	$198	$390
Investments	$37	$—	$5	$4	$28

(1)	Financing receivables does not include financing receivables held-for-sale of $42 million.

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2016, and

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2016.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging from 2016 to 2038.

As previously discussed in our 2015 Form 10-K, along with other regulatory filings, we held a $13 million senior secured debt investment, along with a large financial institution who held the remaining approximately $45 million in outstanding debt securities, in an operating wind project that was being foreclosed upon and expected to be sold. The foreclosure and sale was completed in 2016 and we recovered the full value of our debt investment and recognized a gain of $0.8 million.

We had no financing receivables, investments or leases on nonaccrual status as of March 31, 2016 or December 31, 2015. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the three months ended March 31, 2016 or 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(dollars in millions)
Net Investment Revenue:
Interest Income, Financing receivables	$11	$8	$3	38%
Interest Income, Investments	1	1	—	NM
Rental Income	3	2	1	50%
Gain on sale of receivables and investments	5	3	2	67%
Fee income	—	—	—	NM

Total Revenue	20	14	6	43%
Investment interest expense	(11)	(6)	(5)	83%
Provision for credit losses	—	—	—	NM

Total Revenue, net of investment interest expense and provision	9	8	1	13%

Compensation and benefits	(5)	(4)	(1)	(25)%
General and administrative	(2)	(2)	—	NM
Other, net	—	—	—	NM
Income (loss) in equity method investments	1	—	1	100%

Other Expenses, net	(6)	(6)	—	NM

Net income before income tax	3	2	1	50%
Income tax (expense) benefit	—	—	—	NM

Net Income	$3	$2	$1	50%

*NM – Percentage change is not meaningful.

•	Net income increased by approximately $1 million as a result of a $1 million increase in total revenue, net of investment interest expense and provision. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the effective interest methodology in order to treat our wind equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $3 million due to an increase in average size of the financing receivables in the Portfolio from $0.6 billion in the three months ended March 31, 2015 to $0.9 billion in the same period in 2016.

•	Rental income grew by $1 million due to an increase in average investment in real estate from $0.1 billion in the three months ended March 31, 2015 to $0.2 billion in the same period in 2016

•	Gain on sale of receivables and investments grew by $2 million due to an increase in securitization activity and the gain on the realization of a debt security.

•	The increase in revenue was offset by $5 million of higher interest expense due to higher fixed rate debt. Interest expense for 2016 includes approximately $4 million of interest expense related to $225 million of nonrecourse loans for our wind equity investments as compared to interest expense of approximately $2 million in the same period in 2015 on borrowings of approximately $115 million. See the Non-GAAP Financial Measures section below for more information.

•	Other expenses, net were nearly unchanged as an increase in compensation and benefits due to higher staffing costs was offset by the income in equity method investments.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one-time acquisition related costs, if any and any non-cash tax charges. We also make an adjustment to account for our equity method investments in the wind projects on an effective interest method as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Our equity method investments in the wind projects are structured using typical wind partnership “flip” structures where we, along with other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows along with tax attributes. Once this preferred return is achieved, the partnership flips and the wind energy company, which operates the project, receives the majority of the cash flows through its equity interests with the institutional investors retaining an ongoing residual interest. Given this structure, we negotiated our purchase price of our wind investments based on our assessment of the expected cash flows from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. Under U.S. GAAP, we are required to account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in which we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, in this case, at the end of the immediately preceding quarter after adjusting for any distributions or contributions made during such quarter. As HLBV incorporates non-cash items, such as depreciation, and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, the HLBV allocation does not, in our opinion, reflect the economics of our investments. As a result, and in an attempt to treat these investments in a manner similar to our other investments and our initial valuation, in calculating Core Earnings for the above periods, we adjusted the income we receive from these investments as if we were recognizing income or loss based on an effective interest methodology. Generally, under this methodology income is recognized over the life of the asset using a constant effective yield. The initial constant effective yield we selected is equal to the discount rates we determined when making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the income or loss we receive from these investments for purposes of calculating Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses in our JPMorgan transactions is projected to change in 2019, which is expected to result in an increase of the amount of HLBV profits or losses allocated to us.

We have borrowed approximately $225 million on a nonrecourse basis as of March 31, 2016, using our equity method investments as collateral. Included in our U.S. GAAP investment interest expense for the three months ended March 31, 2016, was approximately $4 million of interest expense related to these nonrecourse loans. For the three months ended March 31, 2016, we collected cash distributions from our wind investments of approximately $16 million, of which $7 million represents our Core Earnings adjustment for these investments based upon the effective yield methodology discussed above.

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

We have calculated our Core Earnings for the three months ended March 31, 2016 and March 31, 2015. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended March 31,
	2016		2015
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling shareholders	$3,169	$0.07	$2,122	$0.07
Core Earnings Adjustments
Equity method investments in Wind Projects	6,641		2,883
Non-cash equity-based compensation charge	2,008		2,201
Amortization of real estate intangibles	299		149
Amortization of other intangibles	51		50
Non-cash provision/ (benefit) for taxes	—		(27)
Current year earnings attributable to minority interest	28		25

Core Earnings(1)	$12,196	$0.32	$7,403	$0.27

(1)	Core Earnings per share is based on 38,591,182 shares for the three months ended March 31, 2016 and 27,774,980 shares for the three months ended March 31, 2015, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets as of March 31, 2016 and December 31, 2015 and our U.S. GAAP income from our Portfolio (excluding our equity investments) to our investment revenue from managed assets for the three months ended March 31, 2016 and 2015:

	As of
	March 31, 2016	December 31, 2015
	(dollars in millions)
Financing receivables	$819	$784
Financing receivables held-for-sale	42	60
Investments	37	29
Real estate	163	156
Equity method investments in affiliates	304	319
Assets held in securitization trusts	1,856	1,840

Managed Assets	$3,221	$3,188

Credit losses as a percentage of assets under management	0.0%	0.0%

	Three Months ended March 31,
	2016	2015
	(dollars in millions)
Interest income, financing receivables	$11	$8
Interest income, investments	1	1
Rental income	3	2
Income from assets held in securitization trusts	24	24

Investment Revenue from Managed Assets	$39	$35

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make debt and equity investments, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations.

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

We have also finance our business through fixed rate nonrecourse debt where the debt was match-funded with corresponding fixed rate yielding assets and through the use of non-consolidated securitizations. In our securitization transactions, we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles. Large institutional investors, primarily insurance companies and commercial banks, have provided the financing needed for these assets by purchasing the notes issued by the funding vehicle.

We continue to use both of these funding sources and, as of March 31, 2016, had outstanding approximately $94 million of this match funded debt, all of which was consolidated on to our balance sheet and is referred to as Other nonrecourse debt in our balance sheet. As of March 31, 2016, the outstanding principal balance of our assets financed through the use of securitizations which are not consolidated on our balance sheet was approximately $1.8 billion. For further information on the credit facility, asset backed nonrecourse notes, securitizations and our nonrecourse match funded debt, see Note 5, 7 and 8 to our financial statements of this Form 10-Q.

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

We may continue to raise funds through capital market transactions by issuing capital stock. We have raised net proceeds of approximately $470 million including $181 million in two follow on public offerings completed in 2015. See our 2015 Form 10-K for a summary of our public offerings of common stock.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. In March 2015, we increased our leverage target to 2.5 to 1 from less than 2.0 to 1. Our debt to equity ratio was approximately 2.3 to 1 as of March 31, 2016. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 66% as of March 31, 2016, or near the upper end of our targeted fixed rate debt percentage range of approximately 50% to 70%. The calculation of our debt at fixed rates and leverage is shown in the chart below:

	March 31, 2016	% of Total
	($ in millions)
Floating-Rate Borrowings	$333	34%
Fixed-Rate debt	$635	66%

Total Debt(1)	$968	100%

Equity	$424
Leverage	2.3 to 1

(1)	Floating-Rate Borrowings include borrowings under our floating-rate Credit Facility and approximately $11 million of nonrecourse debt that has not been hedged. Fixed-Rate debt includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors)

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

While we generally intend to hold our target assets that we do not securitize upon acquisition as long term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. The timing and impact of future sales of financings, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources.

We believe these identified sources of liquidity will be adequate for purposes of meeting our short term and long term liquidity needs, which include funding future investments, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had approximately $27 million and $43 million of unrestricted cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $10 million for three months ended March 31, 2016, driven primarily by net income of $3 million, adjustments for noncash items of $4 million, consisting primarily of equity-based compensation and depreciation and amortization and cash inflows, from the net changes of approximately $1 million related to the sale of financing receivables and investments (including the change in financing receivables held-for-sale) and approximately $2 million from changes in accounts payable and accrued expenses and other.

Net cash provided by operating activities was $15 million for the three months ended March 31, 2015, driven primarily by the sale of financing receivables held-for-sale of $15 million and net income of $2 million, offset by cash used to pay accounts payable and accrued expenses and other of $2 million. Depreciation and equity based compensation were offset by other adjustments.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $44 million for three months ended March 31, 2016. We used $89 million to purchase financing receivables and investments, $7 million to purchase real estate, and made an additional $2 million investment in our wind equity investments. We received $29 million from the sale of financing receivables and investments and cash distributions from our investment in our wind projects of $16 million. In addition, we collected cash from principal payments on our financing receivables and investments of $9 million.

Net cash provided by investing activities was $24 million for the three months ended March 31, 2015. We collected cash from principal payments on and sales of our financing receivables and investments of $47 million. In addition, we received cash distributions from our investment in our wind projects of $6 million and $15 million from the sale of financing receivable and investments. These cash inflows were partially offset by investments added to our Portfolio of $41 million, which includes purchases of financing receivables and investments of approximately $25 million and real estate assets of approximately $16 million. In addition, there was a $3 million change in other investing activities, which consist primarily of restricted cash.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $18 million for the three months ended March 31, 2016. This includes credit facility proceeds of $90 million that were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and nonrecourse debts totaling $60 million and the payment of dividends and a change in other financing activity cash outflows of $12 million.

Net cash used in financing activities was $32 million for the three months ended March 31, 2015. This includes payments to reduce our nonrecourse debt, credit facility and deferred funding obligations totaling $71 million and the payment of dividends and distributions to our stockholders of $7 million. These cash outflows were partially offset by nonrecourse debt and credit facility borrowings of $46 million to finance investments in our Portfolio.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets of approximately $11 million as of March 31, 2016, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Form 10-Q and as described under “MD&A—Critical Accounting Policies and Use of Estimates,” in our 2015 Form 10-K, filed with the SEC.

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

The dividends declared in 2015 and 2016 are described under Note 11 to our financial statements in this Form 10-Q.

Book Value Considerations

As of March 31, 2016, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $37 million in investments available-for-sale, approximately $4 million liability for interest rate swaps and the $10 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of March 31, 2016, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our financings related to U.S. federal government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in projects including those projects we have under long-term lease arrangements that do not benefit from the U.S. federal government as obligor. We increasingly target such projects as part of our strategy. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt, real estate and equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be completely effective in reducing our credit risks.

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

Our nonrecourse debt is at fixed rates or we have used interest rate hedges which convert the floating rate to fixed rate as described in Note 8 to our financial statements in this Form 10-Q. Changes in market rates impact the fair value of the fixed rate debt but have no impact on our consolidated financial statements, other than the fair value change of our interest rate hedges which should be offset by a corresponding change in the value of the debt. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease and the value of our hedge to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate nonrecourse debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with approximately $322 million outstanding as of March 31, 2016 and we have approximately $11 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $333 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record our retained assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in this Form 10-Q.

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

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long term PPAs, ranging from 10 to 30 years, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, may be subject to risk if energy prices change. We also mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return, are design to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

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

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and real-time receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18 million (net of recoveries) on the more than $5 billion of transactions we originated since 2000, which represents an aggregate loss of less than approximately 0.4% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies.

We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2016, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2015 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the three months ended March 31, 2016, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the three months ended March 31, 2016.

The table below summarizes all of our repurchases of common stock during 2016. The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their minimum tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2016	N/A	N/A	N/A	N/A
February 2016	413	$17.49	N/A	N/A
March 2016	8,991	$18.06	N/A	N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Amendment No. 5 to Amended and Restated Loan Agreement (G&I) and Amendment No. 4 to Amended & Restated Intercreditor Agreement, dated January 25, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.2	Amendment No. 5 to Amended and Restated Loan Agreement (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.3	Reaffirmation of Guaranty (G&I), dated January 25, 2016 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.4	Reaffirmation of Guaranty (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: May 9, 2016	/s/ Jeffrey W. Eckel

Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 9, 2016	/s/ J. Brendan Herron

J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief
Accounting Officer)