Form 10-Q
period 2016-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2016-08-04
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 43,309,186 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2016 (which includes 1,323,210 shares of unvested restricted common stock).

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

- iii -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 and DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	June 30, 2016	December 31, 2015
Assets
Financing receivables	$804,005	$783,967
Financing receivables held-for-sale	42,285	60,376
Investments available-for-sale	47,662	29,017
Real estate	131,713	128,769
Real estate related intangible assets	30,720	26,930
Equity method investments in affiliates	334,565	318,769
Cash and cash equivalents	19,279	42,645
Other assets	65,909	79,148

Total Assets	$1,476,138	$1,469,621

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$26,165	$17,875
Deferred funding obligations	78,127	108,499
Credit facility	245,572	247,350
Nonrecourse debt (secured by assets of $779 million and $815 million, respectively)	624,043	663,791

Total Liabilities	973,907	1,037,515

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 41,985,976 and 37,010,603 shares issued and outstanding, respectively	420	370
Additional paid in capital	576,041	482,431
Retained deficit	(71,200)	(52,701)
Accumulated other comprehensive loss	(6,821)	(1,905)
Non-controlling interest	3,791	3,911

Total Stockholders’ Equity	502,231	432,106

Total Liabilities and Stockholders’ Equity	$1,476,138	$1,469,621

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Interest income, financing receivables	$12,647	$8,217	$24,135	$16,545
Interest income, investments	434	357	809	753
Rental income	2,975	2,564	5,791	4,652
Gain on sale of receivables and investments	5,438	1,557	10,940	4,426
Fee income	351	836	653	1,063

Total Revenue	21,845	13,531	42,328	27,439
Expenses:
Investment interest expense	(11,034)	(6,103)	(22,310)	(12,250)
Compensation and benefits	(5,754)	(3,978)	(10,172)	(7,830)
General and administrative	(2,322)	(1,595)	(4,138)	(3,327)

Total Expenses	(19,110)	(11,676)	(36,620)	(23,407)

Income before equity method investments in affiliates	2,735	1,855	5,708	4,032
Income (loss) from equity method investments in affiliates	1,076	(295)	1,346	(348)

Income before income taxes	3,811	1,560	7,054	3,684
Income tax expense	(36)	(76)	(82)	(53)

Net Income	$3,775	$1,484	$6,972	$3,631

Net income attributable to non-controlling interest holders	28	14	56	39

Net Income Attributable to Controlling Shareholders	$3,747	$1,470	$6,916	$3,592

Basic earnings per common share	$0.09	$0.04	$0.16	$0.10

Diluted earnings per common share	$0.09	$0.04	$0.16	$0.10

Weighted average common shares outstanding—basic	37,737,026	29,479,023	37,376,618	27,941,095

Weighted average common shares outstanding—diluted	37,737,026	29,479,023	37,376,618	27,941,095

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$3,775	$1,484	$6,972	$3,631
Unrealized loss on interest rate swaps, net of taxes of $0.0 million in 2016	(2,434)	—	(5,916)	—
Unrealized gain/(loss) on available-for-sale securities, net of taxes benefit/(provision) of $0.0 million and $0.2 million in each of the three and six months periods ended 2016 and 2015, respectively	691	(573)	962	(492)

Comprehensive income	$2,032	$911	$2,018	$3,139
Less: Comprehensive income attributable to non-controlling interests holders	19	8	19	34

Comprehensive Income Attributable to Controlling Shareholders	$2,013	$903	$1,999	$3,105

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$6,972	$3,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,573	1,561
Equity-based compensation	4,920	5,026
From equity method investments in affiliates	412	348
Gain on sale of financing receivables and investments	(8,461)	(4,763)
Changes in financing receivables held-for-sale	5,382	14,862
Changes in accounts payable and accrued expenses	2,718	(424)
Other	(5,439)	(4,578)

Net cash provided by operating activities	10,077	15,663

Cash flows from investing activities
Purchases of financing receivables	(106,874)	(185,643)
Principal collections from financing receivables	57,469	50,358
Proceeds from sales of financing receivables	29,032	36,454
Purchases of investments	(23,333)	(20,486)
Principal collections from investments	857	8,586
Proceeds from sales of investments	13,914	10,794
Purchases of real estate	(7,345)	(38,513)
Investments in equity method affiliates, net	(10,706)	(32,735)
Distributions received from equity method affiliates	27,903	14,642
Other	10,444	(1,314)

Net cash used in investing activities	(8,639)	(157,857)

Cash flows from financing activities
Proceeds from credit facility	117,400	175,521
Principal payments on credit facility	(119,146)	(70,860)
Proceeds from nonrecourse debt	—	11,626
Principal payments on nonrecourse debt	(41,429)	(25,430)
Payments on deferred funding obligations	(43,414)	(50,786)
Net proceeds of common stock issuances	91,516	81,540
Payments of dividends and distributions	(23,321)	(14,538)
Other	(6,410)	(1,408)

Net cash (used in) provided by financing activities	(24,804)	105,665

Decrease in cash and cash equivalents	(23,366)	(36,529)
Cash and cash equivalents at beginning of period	42,645	58,199

Cash and cash equivalents at end of period	$19,279	$21,670

Interest paid	$19,396	$12,831

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2016

1.	The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“the Company”) provides debt and equity to the energy efficiency and renewable energy markets. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Investments, such as debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in renewable energy projects, and

•	Equity Investments in unconsolidated affiliates, such as projects where we hold non-consolidated equity interests in renewable energy projects.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from these sales of our held-for-sale financing receivables are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure nonrecourse debt with the proceeds from our financing receivables. We evaluate any modifications of financing receivables to determine whether the modification is a minor modification in accordance with the guidance in ASC 310, Receivables.

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

Restricted Cash

Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations outstanding as of the balance sheet dates. Restricted Cash is reported as part of Other Assets in the condensed consolidated balance sheets.

Variable Interest Entities and Equity Method Investments in Affiliates

We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment to determine the primary beneficiary of each entity as required by ASC 810. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments which are not consolidated in our financial statements as described in Securitization of Receivables above.

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

As described in Note 1, we made equity investments in various renewable energy projects. We share in the cash flows and tax attributes according to a negotiated schedule. Our renewable energy projects are typically owned in partnerships structures (using limited liability corporations, or LLCs taxed as partnerships) where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of the project’s cash flows, and in some cases, tax attributes. Once this preferred return is achieved, the partnership “flips” and the company which operates the project receives a larger portion of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

We made several new equity investments in renewable energy projects in 2016 that, along with our existing investments, are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments.

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

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investments, we determined that no impairment had occurred during the three or six months ended June 30, 2016 or 2015.

Derivative Financial Instruments

We utilize derivative financial instruments, primarily interest rate swaps, to manage, or hedge, our interest rate risk exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of our fixed and floating-rate debt. In addition, we use forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated refinancing of our long-term debts. Our objective is to manage the impact of interest rates on the results of operations and cash flows and the market value of our debt.

The interest rate swaps we use are designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Accumulated Other Comprehensive Income, net of associated deferred income tax effects, in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings. Changes in fair value of the ineffective portions of these hedges are recognized in General and administrative expenses in our Consolidated Statements of Operations. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in our Consolidated Statements of Operations in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We do not hold derivatives for trading purposes.

Interest rate swap contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

Income Taxes

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we must meet on an ongoing basis a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our net taxable income, excluding capital gains, to our shareholders. We intend to continue to meet the requirements for qualification as a REIT. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRSs”) will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

We account for income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2012 through 2015 are open. As of June 30, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of June 30, 2016 and December 31, 2015, and no interest and penalties were recognized during the three or six months ended June 30, 2016 and 2015.

Equity-Based Compensation

At the time of completion of our initial public offering (“IPO”), we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may award unvested restricted stock as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan.

We record compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is recorded over the requisite service period (which includes the performance period) based on our estimate of the achievement of the various performance targets,. Our share price at the date of grant and actual performance results at the end of the performance period determine the fair value and the number of shares that will ultimately be awarded. The award earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target are met.

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested shares of restricted common stock) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested shares of restricted common stock or restricted stock units (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Segment Reporting

We provide and arrange debt and equity financing for sustainable infrastructure projects and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The FASB proposed delaying the effective date of the standard by one year and issued a proposal that is intended to clarify and simplify the guidance. The updated standard becomes effective for us on January 1, 2018 and we expect will be first presented in our March 31, 2018, Form 10-Q. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis,” which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for us for our fiscal year ending December 31, 2016 and interim periods therein. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The ASU will be effective for us beginning January 1, 2017, including interim periods in the calendar year 2017, but with early adoption permitted. Since we do not report a classified balance sheet, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

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

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” Under the new guidance, entities will be required to recognize all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the new guidance will allow an employer to repurchase up to the maximum statutory income tax rates in the applicable jurisdictions without triggering liability accounting and allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for us beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. We implemented this standard in the second quarter of 2016. The implementation did not have a material impact on our consolidated financial statements and related disclosures. See Note 11 for further information.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. It also simplifies in certain areas the accounting for equity method investments. The new standard becomes effective for us in fiscal year ending December 31, 2017 and interim periods therein. The adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).” ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those for which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2016 and December 31, 2015, only our residual assets (described in Note 5), financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of June 30, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$875	$804	Level 3
Financing receivables held-for-sale	42	42	Level 3
Investments available-for-sale(1)	48	48	Level 3
Liabilities
Credit facility	$246	$246	Level 3
Nonrecourse debt(2)	668	638	Level 3
Derivative liabilities	7	7	Level 2

(1)	The amortized cost of our investments available-for-sale as of June 30, 2016, was $48 million.
(2)	Fair value and carrying value of nonrecourse debt excludes unamortized debt issuance costs.

	As of December 31, 2015
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$806	$784	Level 3
Financing receivables held-for-sale	61	60	Level 3
Investments available-for-sale(1)	29	29	Level 3
Liabilities
Credit facility	$247	$247	Level 3
Nonrecourse debt(2)	690	680	Level 3
Derivative liabilities	1	1	Level 2

(1)	The amortized cost of our investments available-for-sale as of December 31, 2015, was $31 million.
(2)	Fair value and carrying value of nonrecourse debt excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Balance, beginning of period	$37	$23	$29	$27
Purchases of investments available-for-sale	10	15	32	20
Payments on investments available-for-sale	—	(1)	(1)	(8)
Sale of investments available-for-sale	—	(9)	(14)	(11)
Gains on investments available-for-sale recorded in earnings	—	1	1	1
Gains (losses) on investments available-for-sale recorded in OCI(1)	1	(1)	1	(1)

Balance, end of period	$48	$28	$48	$28

(1)	As of June 30, 2016, approximately $10 million of investment grade rated debt that we held for more than 12 months was in an unrealized loss position due to interest rate movements. As of June 30, 2016, we held no other securities in an unrealized loss position.

For investments held at fair value, we used a range of interest rate spreads of approximately 1% to 5% based upon comparable transactions.

As of December 31, 2015, we held a $13 million senior secured debt investment, along with a large financial institution which held the remaining approximately $45 million in outstanding debt securities, in an operating wind project that was being foreclosed upon and expected to be sold. The foreclosure and sale was completed in 2016 and we recovered the full value of our debt investment and recognized a gain of $0.8 million.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of June 30, 2016 and December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 8 for the estimated fair value of our derivative financial instruments. The fair values of the derivative financial instruments are included in the accounts payable, accrued expenses and other line item in the condensed consolidated balance sheets.

Non-recurring Fair Value Measurements

Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.

Concentration of Credit Risk

Financing receivables, investments and leases consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor. As described above, we do not believe we have a significant credit exposure to our interest rate swap providers. We had cash deposits that are subject to credit risk as shown below:

	June 30, 2016	December 31, 2015
	(dollars in millions)
Cash deposits	$19	$43
Restricted cash deposits (included in Other assets)	25	36

Total cash deposits	$44	$79

Amount of cash deposits in excess of amounts federally insured	$40	$75

4.	Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our condensed consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock during the six months ended June 30, 2016.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	For the Six Months Ended June 30,
	2016	2015
	(dollars in millions)
Gains on securitizations	$10	$4
Purchase of receivables securitized	$319	$96
Proceeds from securitizations	$329	$100
Residual and servicing assets included in Other Assets	$15	$10
Cash received from residual and servicing assets	$2	$1

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees ranging from 0.05% to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in other assets in our condensed consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same discount rates we use for the fair value calculation of residual assets, which are determined based on a review of comparable market transactions. Depending on the nature of the transaction risks, the discount rate ranged from 4% to 8%.

As of June 30, 2016 and December 31, 2015, our managed assets totaled $3.5 billion and $3.2 billion, of which $2.1 billion and $1.8 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses during the three or six months ended June 30, 2016 or 2015, and no material securitization delinquencies as of June 30, 2016 and December 31, 2015. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, the federal government where the ultimate obligor is the U.S. federal government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience to date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio

As of June 30, 2016, our Portfolio included approximately $1.4 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our minority equity investments in renewable energy projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2016:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	(dollars in millions)
Financing receivables	$372	$415	$17	$804	$—	$804
Financing receivables held-for-sale	42	—	—	42	—	42
Investments	33	15	—	48	—	48
Real estate(5)	—	162	—	162	—	162
Equity method investments	—	—	—	—	335	335

Total	$447	$592	$17	$1,056	$335	$1,391

% of Debt and Real Estate Portfolio	42%	56%	2%	100%	N/A	N/A
Average Remaining Balance(6)	$12	$9	$17	$10	$21	$12

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $268 million of U.S. federal government transactions and $179 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $177 million of internally rated residential solar loans where the cash flows which support our financing receivables are subordinated to the tax equity investors (whose return is largely derived from the renewable energy tax incentives) and for which we rely on certain tax related indemnities of the publicly traded residential solar provider.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of ownership interests in operating renewable energy projects.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 84 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $30 million.

The components of financing receivables as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
	(dollars in millions)
Financing receivables
Financing or minimum lease payments(1)	$1,061	$1,025
Unearned interest income	(254)	(238)
Allowance for credit losses	—	—
Unearned fee income, net of initial direct costs	(3)	(3)

Financing receivables(1)	$804	$784

(1)	Excludes $42 million and $60 million in financing receivables held-for-sale as of June 30, 2016 and December 31, 2015, respectively.

In accordance with the terms of certain purchase agreements related to financing receivables or other investments, payments of the purchase price are scheduled to be made over time, generally within 12 months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $78 million and $108 million as of June 30, 2016 and December 31, 2015, respectively. Approximately $42 million of those investments were pledged as collateral against these obligations.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2016:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables (1)
Maturities by period	$804	$1	$83	$39	$681
Weighted average yield by period	5.5%	4.0%	7.0%	4.1%	5.4%
Investments
Maturities by period	$48	$—	$—	$1	$47
Weighted average yield by period	3.8%	—%	—%	4.7%	3.9%

(1)	Excludes financing receivables held-for-sale of $42 million.

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2051 under the initial terms and 2047 and 2080 if all extensions are exercised. The components of our real estate portfolio as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
	(dollars in millions)
Real Estate
Land	$132	$129
Real estate related intangibles	33	28
Accumulated amortization of real estate intangibles	(3)	(1)

Real Estate	$162	$156

There are conservation easement agreements covering several of our properties that limit the use of the property upon expiration of the respective leases. The real estate related intangible assets are amortized on a straight-line basis over the contracted lease term.

As of June 30, 2016, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
From July 1, 2016 to December 31, 2016	$1	$4
2017	1	10
2018	1	11
2019	1	11
2020	1	10
2021	1	11
Thereafter	24	292

Total	$30	$349

We make minority interest investments in renewable energy projects operated by renewable energy companies. Through these equity method investments, we indirectly own minority interests in a number of limited liability holding companies that own 12 operating wind projects. In June 2016, we acquired from a third party interests in several limited liability holding companies that collectively own approximately 43 megawatts of operating distributed commercial, industrial and residential solar projects. We receive a priority distribution from these projects until negotiated financial targets are achieved at which time the partnerships will flip and the company that operates the project will receive a larger portion of the cash flows and we will have an on-going residual interest. An affiliate of AES Corporation (“AES”) is the operator and project sponsor of these projects. We financed approximately $33 million of the approximately $42 million purchase price with the seller through a two-year non-interest bearing loan secured by our ownership interest in the holding companies. We have recorded our purchase obligation to the seller as a deferred funding obligation on our balance sheet and will reflect an imputed interest expense on the outstanding balance on the investment interest expense line of our income statement.

See Note 2 for our accounting treatment of these investments and Note 13 for the aggregate financial position and results of operations of the significant holding companies.

We had no financing receivables, investments or leases that were impaired or on nonaccrual status as of June 30, 2016 or December 31, 2015. There was no provision for credit losses for the three or six months ended June 30, 2016 or 2015. We did not have any loan modifications that qualify as trouble debt restructurings for the three or six months ended June 30, 2016 or 2015.

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

The following table provides additional detail on our credit facility as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(dollars in millions)
Outstanding balance	$246	$247
Value of collateral pledged to credit facility	$503	$356
Weighted average short-term borrowing rate	2.1%	2.3%

We incurred approximately $13 million of costs associated with the credit facility that have been capitalized (included in other assets on the condensed consolidated balance sheets) and are being amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

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

We were in compliance with the required financial covenants described below at each quarterly reporting date that such covenants were applicable:

Covenant	Covenant Threshold
Minimum Liquidity (defined as available borrowings under the Loan Agreements plus unrestricted cash divided by actual borrowings) of greater than:	5%
12 month rolling Net Interest Margin of greater than:	zero
Maximum Debt to Equity Ratio of less than: (1)	4 to 1

(1)	Debt is defined as Total Indebtedness excluding accounts payable and accrued expenses and nonrecourse debt.

8.	Nonrecourse Debt

We have outstanding the following asset-backed nonrecourse debt and bank loans (dollars in millions):

	Outstanding Balance as of					Value of Assets Pledged as of,
	June 30, 2016	December 31, 2015	Interest Rate	Maturity Date	Anticipated Balance at Maturity	June 30, 2016	December 31, 2015	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$81	$83	2.79%	December 2019	$57	$98	$99	Financing receivables
ABS Loan Agreement	$95	$102	5.74%	September 2021	$17	$104	$117	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1	$99	$100	4.28%	October 2034	$—	$138	$139	Financing receivables, real estate and real estate intangibles
HASI SYB Loan Agreement 2015-1	$79	$90	4.13% (1)	December 2021	$—	$104	$117	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
HASI SYB Loan Agreement 2015-2	$41	$42	4.63% (1)	December 2023	$—	$70	$71	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$152	$162	4.92%	December 2020	$132	$177	$175	Residential Solar Financing receivables
Other nonrecourse debt (2)	$91	$101	2.26% - 7.45%	2017 to 2032	$—	$88	$97	Financing receivables
Debt issuance costs	$(14)	$(16)

Nonrecourse debt	$624	$664

(1)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below.
(2)	Other nonrecourse debt consists of various debt agreements used to finance certain of our financing receivables for the term of the financing receivables. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

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

We have guaranteed the performance of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. In the case of the debt secured by our renewable energy equity interests, we have also guaranteed the compliance of our subsidiaries with certain tax matters and certain obligations if certain of our joint venture partners exercise their right to withdraw from our partnerships.

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

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015	Term
HASI SYB Loan Agreement 2015-1	3 month Libor	1.55%	$72	$81	$(1.2)	$(0.3)	December 2015 to September 2021

HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$37	$38	$(0.6)	$(0.1)	December 2015 to December 2018

HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(1.2)	$(0.2)	December 2018 to December 2024

HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$—	$(3.6)	$—	November 2020 to August 2028

Total			$257	$148	$(6.6)	$(0.6)

The total fair value of our hedges relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized losses in accumulated other comprehensive income and in Accounts payable, accrued expenses and other in the accompanying condensed consolidated balance sheets. As of June 30, 2016 and December 31, 2015, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges and no portion of the Accumulated other comprehensive income, net of associated deferred income tax effects, related to our interest rate hedges was reclassified into interest expense.

The stated minimum maturities of nonrecourse debt as of June 30, 2016, were as follows:

As of June 30,	(dollars in millions)
2016	$48
2017	41
2018	37
2019	98
2020	155
Thereafter	259

$638
Deferred financing costs, net	(14)

Total nonrecourse debt	$624

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

We recorded a tax expense of less than $0.1 million for the three and six months ended June 30, 2016 and 2015. Our income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2015 and 2016:

Announced Date	Record Date	Pay Date	Amount per share
3/17/15	3/30/15	4/9/15	$0.26
6/16/15	6/30/15	7/9/15	$0.26
9/16/15	9/30/15	10/8/15	$0.26
12/15/15	12/30/15	1/7/16	$0.30
3/15/16	3/30/16	4/7/16	$0.30
6/07/16	7/06/16	7/14/16	$0.30

We have an effective shelf registration statement registering the potential offer and sale of up to $500 million of any combination of our common stock, preferred stock, depositary shares and warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings and ATM offerings of our common stock in 2015 and 2016:

Closing Date	Common Stock Offerings	Shares Issued[1]	Price Per Share		Net Proceeds [2]
		(amounts in millions, except per share amounts)
5/4/15	Public Offering	4.60	$18.50	[3]	$82
10/19/15	Public Offering	5.75	$18.00	[3]	$99
6/21/16	Public Offering	4.60	$19.78	[4]	$91
5/9/16 to 6/30/16	ATM	0.065	$20.31	[5]	$1

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.
[3]	Represents the public offering price per share.
[4]	Represents the price per share at which the underwriters in our public offerings purchased shares from our company.
[5]	Represents the average price per share at which investors in our ATM offerings purchased shares from our company.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We recognize equity-based compensation expense as described in Note 2 and have issued both awards with service conditions and awards with both service and performance conditions. During the six months ended June 30, 2016, our board of directors awarded employees and directors 361,503 shares of restricted common stock that vest in 2016 to 2019 and 291,000 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of June 30, 2016, we have concluded that it is probable that the performance conditions will be met.

For the three and six months ended June 30, 2016, we recorded $3 million and $5 million, respectively, of equity-based compensation expense as compared to $3 million and $5 million, respectively, for the three and six months ended June 30, 2015. The total unrecognized compensation expense related to awards of shares of restricted common stock was approximately $15 million as of June 30, 2016, that is expected to be recognized over a weighted-average term of approximately two years. As part of the implementation of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” we will recognize forfeitures when they occur as opposed to the previous requirement under which we reduced equity-based compensation expense for an estimated forfeiture rate of up to 5%. Expenses recognized year to date, and the adjustment to retained earnings for the equity based compensation expense previously recognized, from the adoption of this change were less than $1 million.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(285,289)	13.61	(3.9)
Forfeited	(18,110)	15.54	(0.3)

Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	652,503	18.58	12.2
Vested	(566,174)	13.74	(7.8)
Forfeited	(4,372)	17.47	(0.1)

Ending Balance — June 30, 2016	1,330,026	$17.44	$23.2

12.	Earnings per Share of Common Stock

Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from net income or loss and the diluted earnings per share calculation attributable to common stockholders.

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2016	2015	2016	2015
	(in millions, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$3.8	$1.5	$6.9	$3.6
Less: Dividends paid on participating securities	(0.4)	(0.3)	(0.9)	(0.7)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling shareholders	$3.4	$1.2	$6.0	$2.9

Denominator:
Weighted-average number of common shares — basic	37,737,026	29,479,023	37,376,618	27,941,095

Weighted-average number of common shares — diluted	37,737,026	29,479,023	37,376,618	27,941,095

Basic earnings per common share	$0.09	$0.04	$0.16	$0.10

Diluted earnings per common share	$0.09	$0.04	$0.16	$0.10

Other Information:
Weighted-average number of OP units	284,992	284,992	284,992	304,940

Unvested restricted common stock outstanding			1,330,026	1,277,010

13.	Equity Method Investments in Affiliate

As described in Notes 1 and 2, we have noncontrolling equity investments in entities that own minority interests in renewable energy projects. We recognized income of $1.1 million and $1.3 million during the three and six months ended June 30, 2016, respectively, from our equity method investments, as compared to a loss of $0.3 million during both the three and six months ended June 30, 2015.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of March 31, 2016	As of December 31, 2015
	(dollars in millions, unaudited)
Current Assets	$56	$61
Total Assets	$1,379	$1,409
Current Liabilities	$15	$14
Total Liabilities	$59	$58
Members’ Equity	$1,320	$1,351

	For the three months ended March 31,		For the year ended December 31,
	2016	2015	2015	2014
	(dollars in millions, unaudited)		(dollars in millions, unaudited)
Revenue	$39	$40	$149	$154
Income from Continuing Operations	$5	$14	$33	$44
Net Income	$5	$14	$33	$44

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

Our financings typically benefit from contractually committed obligations of government entities or private, high credit quality obligors. When we provide financing for energy efficiency projects, we are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our financings are generally also secured by the installed improvements. For renewable energy projects, we focus on those that use proven technology and that often have contractually committed agreements, such as power purchase agreements (“PPAs”), with high credit quality utilities or large electricity users under which the utility or user purchases the power produced by the project at a minimum price with potential price escalators for a portion of the project’s estimated life. These projects are building or facility specific and may be combined with other energy efficiency projects or are standalone projects designed to sell power to electric utilities or large users.

We completed approximately $257 million and $470 million, respectively, of transactions during the three and six months ended June 30, 2016, compared to approximately $350 and $455 million in the same periods in 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. For those transactions which we choose not to hold on our balance sheet, we utilize securitization trusts or similar vehicles that we manage or service in which institutional investors purchase all or a portion of the economics of the transaction and where we receive upfront revenues and in some cases, ongoing fees for managing the assets. We held approximately 40% of our 2016 transactions on our balance sheet and securitized approximately 60%. During the first half of 2016, we securitized a higher percentage of transactions than we have historically done in order to reduce our capital needs from other sources.

As of June 30, 2016 we held approximately $1.4 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” Our Portfolio included the following as of June 30, 2016:

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

As of June 30, 2016, we managed approximately $2.1 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2016, we manage approximately $3.5 billion of assets which we refer to as our managed assets.

Since April 2013, we have raised net proceeds of approximately $560 million in public offerings of our common stock and completed approximately $610 million of nonrecourse borrowings and secured a credit facility with maximum capacity of $500 million.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of June 30, 2016, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed.

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

Financial Condition and Results of Operation

Our Portfolio

As of June 30, 2016, our Portfolio was approximately $1.4 billion and included $400 million of energy efficiency investments, $972 million of renewable energy (wind and solar) transactions and $19 million of other sustainable infrastructure investments. Approximately 62% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 2% consisted of floating rate debt, approximately 12% was real estate investments with long-term leases and approximately 24% represented minority ownership of renewable energy projects. Our real estate investments consist of over

14,000 acres of land leased under long-term lease agreements with over 25 solar projects.

Excluding our equity investments, approximately 42% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 56% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. Our Portfolio, as of June 30, 2016, consists of approximately 115 transactions of greater than $1 million with a weighted average remaining life (excluding match-funded transactions) of approximately eleven years. For further information on our Portfolio, see Notes 1 and 6 to our financial statements of this Form 10-Q.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of June 30, 2016:

	Balance in Millions	Maturity
Floating-rate financing receivables, interest rate of 7.79% per annum	$32	2020
Fixed-rate financing receivables, interest rates less than 5.00% per annum	334	2017 to 2039
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	228	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.50% per annum	210	2018 to 2069

Financing receivables	804
Allowance for credit losses	—

Financing receivables, net of allowance	804
Financing receivables held for sale, interest rates of less than 5.00% per annum	42	2031
Fixed-rate investment in debt securities, interest rates of less than 5.00% per annum	48	2025 to 2038

Total Financing Receivables and Investments	$894

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in millions)
Interest Income, Financing receivables	$13	$8	$24	$17
Average monthly balance of financing receivables	$853	$625	$862	$626
Average interest rate from financing receivables	5.9%	5.3%	5.6%	5.3%
Interest Income, Investments	$1	$1	$1	$1
Average monthly balance of investments	$44	$28	$37	$27
Average interest rate of investments	4.0%	5.1%	4.4%	5.6%
Rental Income	$3	$2	$6	$4
Average monthly balance of real estate	$163	$137	$161	$126
Average yield on real estate	7.3%	7.5%	7.2%	7.4%
Average monthly balance of Portfolio	$1,060	$790	$1,060	$779
Average yield from Portfolio	6.1%	5.6%	5.8%	5.6%
Investment interest expense (1)	$(8)	$(4)	$(15)	$(9)
Average monthly balance of debt (1)	$739	$517	$733	$522
Average interest rate from debt(1)	4.1%	3.4%	4.1%	3.4%
Average interest spread(1)	2.0%	2.2%	1.7%	2.2%
Net investment margin(1)	3.2%	3.4%	2.9%	3.4%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the renewable energy projects because our earnings from the equity investments in the renewable energy projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of June 30, 2016:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables(1)	$804	$46	$172	$200	$386
Investments	$48	$1	$6	$5	$36

(1)	Financing receivables does not include financing receivables held-for-sale of $42 million.

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2016, and

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2016.

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

We had no financing receivables, investments or leases on nonaccrual status as of June 30, 2016 or December 31, 2015. We did not have any loan modifications that qualify as troubled debt restructurings for the three or six months ended June 30, 2016 or 2015.

Results of Operations

Comparison of the Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$13	$8	$5	63%
Interest Income, Investments	1	1	—	NM
Rental Income	3	2	1	50%
Gain on sale of receivables and investments	5	2	3	150%
Fee income	—	1	(1)	(100)%

Total Revenue	22	14	8	57%

Expenses:
Investment interest expense	(11)	(6)	(5)	(83)%
Compensation and benefits	(6)	(4)	(2)	(50)%
General and administrative	(2)	(2)	—	NM

Total Expenses	(19)	(12)	(7)	(58)%

Income before equity method investments in affiliates	3	2	1	50%
Income (loss) in equity method investments	1	—	1	100%

Net income before income tax	4	2	2	100%
Income tax (expense) benefit	—	—	—	NM

Net Income	$4	$2	$2	100%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $2 million as a result of a $8 million increase in total revenue and $1 million increase in income from equity method investments, partially offset by a $7 million increase in total expenses, including a $5 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $5 million due primarily to an increase in average size of the financing receivables in the Portfolio from $0.6 billion in the three months ended June 30, 2015, to $0.9 billion in the same period in 2016. In addition, rental income grew by approximately $1 million due to a small increase in the real estate portfolio.

•	Gain on sale of receivables and investments and fee income grew by $2 million primarily due to an increase in securitization activity during the three months ended June 30, 2016, when compared to the same period in 2015.

•	The increase in revenue was offset by $5 million of higher interest expense due primarily to higher average outstanding borrowing and an increase in fixed rate debt outstanding during the three months ended June 30, 2016, when compared to the same period in 2015. Interest expense in the three months ended June 30, 2016, includes approximately $3 million of interest expense related to approximately $215 million of nonrecourse loans secured by our renewable energy equity investments as compared to interest expense of approximately $2 million in the same period of 2015 on borrowings of approximately $109 million. We recorded equity method income related to those investments of approximately $1 million in 2016 and losses of less than $1 million in 2015, respectively. See the Non-GAAP Financial Measures section below for more information.

•	Compensation and benefits increased by $2 million due to higher staffing costs.

Comparison of the Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$24	$17	$7	41%
Interest Income, Investments	1	1	—	NM
Rental Income	6	4	2	50%
Gain on sale of receivables and investments	10	4	6	150%
Fee income	1	1	—	NM

Total Revenue	42	27	15	56%
Expenses:
Investment interest expense	(22)	(12)	(10)	(83)%
Compensation and benefits	(10)	(8)	(2)	(25)%
General and administrative	(4)	(3)	(1)	(33)%

Total Expenses	(36)	(23)	(13)	(57)%
Income before equity method investments in affiliates	6	4	2	50%
Income (loss) in equity method investments	1	—	1	100%

Net income before income tax	7	4	3	75%
Income tax (expense) benefit	—	—	—	NM

Net Income	$7	$4	$3	75%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $3 million as a result of a $15 million increase in total revenue and $1 million increase in income from equity method investments, partially offset by a $13 million increase in total expenses, including a $10 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $7 million due to an increase in average size of the financing receivables in the Portfolio from $0.6 billion in the six months ended June 30, 2015 to $0.9 billion in the same period in 2016.

•	Rental income grew by $2 million due to an increase in average investment in real estate from $0.1 billion in the six months ended June 30, 2015 to $0.2 billion in the same period in 2016

•	Gain on sale of receivables and investments grew by $6 million due primarily to an increase in securitization activity and the gain on the sale of a debt security.

•	The increase in revenue was offset by $10 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher fixed rate debt amounts outstanding during the six months ended June 30, 2016, when compared to the same period in 2015. Interest expense for 2016 includes approximately $7 million of interest expense related to approximately $215 million of nonrecourse loans outstanding related to our renewable energy equity investments as compared to interest expense of approximately $3 million in the same period in 2015 on borrowings of approximately $109 million. We recorded equity method income related to those investments of approximately $1 million in 2016 and losses of less than $1 million in 2015, respectively. See the Non-GAAP Financial Measures section below for more information.

•	Compensation and benefits increased by $2 million due to higher staffing costs and general and administrative costs increased by approximately $1 million due primarily to higher costs associated with our compliance efforts related to the Sarbanes-Oxley Act.

Non-GAAP Financial Measures

We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) core earnings and (2) managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one-time acquisition related costs, if any and any non-cash tax charges. We also make an adjustment to account for our equity method investments in the renewable energy projects as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Our equity method investments in the renewable energy projects are structured using typical partnership “flip” structures where we, along with other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership flips and the renewable energy company, which operates the project, receives more of the cash flows through its equity interests with the institutional investors retaining an ongoing residual interest. The cash flows in renewable energy projects are often significantly different from the net income due to high levels of depreciation and other non-cash expense and the agreed upon allocation of cash flow in a project with these preferred returns may be different than the allocation of profit and loss.

Under U.S. GAAP, we account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in this case, at the end of the immediately preceding quarter. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. Given the structure of the investments, we negotiated the purchase prices of our renewable energy investments based on our assessment of the expected cash flows from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. In an attempt to treat these investments in a manner similar to our other investments and our initial valuation and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, in calculating Core Earnings for the below periods, we include as Core Earnings the distributions received from these investments less an estimated return of capital. Generally, under this methodology, we reflect our initial capital investment as being amortized over the life of the project using a constant yield. The initial constant yield we selected is equal to the discount rates we determined when making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the expected amortization for purposes of calculating Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses in our Strong Upwind transactions is projected to change in 2019, which is expected to result in an increase of the amount of HLBV profits or losses allocated to us.

We have outstanding borrowings of approximately $215 million on a nonrecourse basis as of June 30, 2016, using our equity method investments as collateral. Included in our U.S. GAAP investment interest expense for the six months ended June 30, 2016, was approximately $7 million of interest expense related to these nonrecourse loans. For the six months ended June 30, 2016, we collected cash distributions from our renewable energy investments of approximately $30 million, of which $12 million represents our Core Earnings adjustment for these investments based upon the constant yield methodology discussed above.

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

We have calculated our Core Earnings for the three and six months ended June 30, 2016 and June 30, 2015. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling shareholders	$3,747	$0.09	$1,470	$0.04	$6,916	$0.16	$3,592	$0.10
Core Earnings Adjustments
Equity method investment in renewable energy projects	5,673		3,488		12,315		6,371
Non-cash equity-based compensation charge	2,913		2,826		4,920		5,026
Amortization of intangibles	363		214		713		414
Non-cash provision for taxes	—		74		—		47
Current year earnings attributable to minority interest	28		14		56		39

Core Earnings(1)	$12,724	$0.32	$8,086	$0.26	$24,920	$0.64	$15,489	$0.53

(1)

Core Earnings per share is based on 39,547,758 shares and 39,069,470 shares for the three and six months ended June 30, 2016, respectively, and 31,138,380 shares and 29,465,971 shares for the three and six months ended June 30, 2015, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized financing receivables are not sold. We believe that our managed asset information is useful to investors because it portrays the amount of both on- and off-balance sheet financing receivables that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of financing receivables and investments reported on our consolidated balance sheet and our retained interests in securitized financing receivables. Our non-GAAP managed assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016	December 31, 2015
	(dollars in millions)
Financing receivables	$804	$784
Financing receivables held-for-sale	42	60
Investments	48	29
Real estate	162	156
Equity method investments in affiliates	335	319
Assets held in securitization trusts	2,069	1,840

Managed Assets	$3,460	$3,188

Credit losses as a percentage of assets under management	0.0%	0.0%

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

In addition, we have completed approximately $610 million of nonrecourse borrowings since April 2013. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of June 30, 2016, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.1 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We continue to provide details on the greenhouse gas emissions (“GHG”) saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. For further information on the credit facility, asset backed nonrecourse notes, securitizations and our nonrecourse match funded debt, see Note 5, 7 and 8 to our financial statements of this Form 10-Q.

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

We plan to continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make.

We may continue to raise funds through public and private offerings of equity and debt securities. Beginning with our initial public offering in April 2013, we have raised total net proceeds of approximately $560 million in public offerings of our common stock including approximately $91 million in a follow on public offering completed in the second quarter of 2016. In May 2016, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $75 million of our common stock. During the three months ended June 30, 2016, we issued a total of 65,000 shares and raised approximately $1 million under our ATM program.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. In March 2015, we increased our leverage target to 2.5 to 1 from less than 2.0 to 1. Our debt to equity ratio was approximately 1.7 to 1 as of June 30, 2016. We also have increased the percentage of fixed rate debt from zero at the IPO to approximately 70% as of June 30, 2016, at the upper end of our targeted fixed rate debt percentage range of approximately 50% to 70%. The calculation of our debt at fixed rates and leverage is shown in the chart below:

	June 30, 2016	% of Total
	($ in millions)
Floating-Rate Borrowings	$257	30%
Fixed-Rate debt	$613	70%

Total Debt(1)	$870	100%

Equity	$502
Leverage	1.7 to 1

(1)	Floating-Rate Borrowings include borrowings under our floating-rate credit facility and approximately $11 million of nonrecourse debt that has not been hedged. Fixed-Rate debt includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors)

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

Sources and Uses of Cash

We had approximately $19 million and $43 million of unrestricted cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $10 million for six months ended June 30, 2016, driven primarily by net income of $7 million and an increase in accounts payable and accrued expenses of approximately $3 million. The noncash items largely offset each other, as did the change in financing receivables held for sale and the other adjustments.

Net cash provided by operating activities was $16 million for the six months ended June 30, 2015, driven by net income of $4 million, net cash provided from the sale of financing receivables held-for-sale and investments of $10 million, and adjustments for noncash items of $7 million, consisting primarily of equity based compensation, depreciation and amortization, offset by cash used to pay accounts payable and accrued expenses and other of $5 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $9 million for six months ended June 30, 2016. We used $130 million to purchase financing receivables and investments, $7 million to purchase real estate, and made an additional $11 million investment in our renewable energy equity investments. We received $43 million from the sale of financing receivables and investments and $28 million in distributions in excess of our cumulative income from our equity investments in renewable energy projects. In addition, we collected cash from principal payments on our financing receivables and investments of $58 million and had a $10 million cash inflow from other investing activities.

Net cash used in investing activities was $158 million for the six months ended June 30, 2015. We used $206 million to purchase financing receivables and investments, $39 million to purchase real estate and a net of $33 million for additional wind equity investments. We collected cash from principal payments on our financing receivables and investments of $59 million. In addition, we received $47 million from the sale of financing receivables and investments and cash distributions from our investment in our wind projects of $15 million. In addition, there was a $1 million change in other investing activities.

Cash Flows Relating to Financing Activities

Net cash used in financing activities was approximately $25 million for the six months ended June 30, 2016. This includes payments of $204 million on our credit facility, nonrecourse debt and deferred funding obligations and payments of $30 million related to dividends and distributions and other financing activities that were partially offset by proceeds from borrowings under the credit facility of $117 million and net proceeds from the issuance of common stock of $92 million.

Net cash provided by financing activities was $106 million for the six months ended June 30, 2015. This includes credit facility and nonrecourse debt borrowings of $187 million and net proceeds of $82 million from the sale of our common stock to finance investments in our Portfolio. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations and nonrecourse debts totaling $147 million, the payment of dividends and distributions to our stockholders and OP unit holders of $15 million, and other cash outflows of $1 million.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets, including any outstanding servicer advances, if any, of approximately $15 million as of June 30, 2016, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Form 10-Q and as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Use of Estimates,” in our 2015 Form 10-K, filed with the SEC.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, we could be required to sell assets or borrow funds to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRSs.

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

Book Value Considerations

As of June 30, 2016, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $48 million in investments available-for-sale, approximately $7 million liability for interest rate swaps and the $15 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of June 30, 2016, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Our nonrecourse debt is at fixed rates or we have generally used interest rate hedges which convert the floating rate to fixed rate as described in Note 8 to our financial statements in this Form 10-Q. Changes in market rates impact the fair value of the fixed rate debt but have no impact on our consolidated financial statements, other than the fair value change of our interest rate hedges which should be offset by a corresponding change in the value of the debt. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease and the value of our hedge to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate nonrecourse debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.

Our credit facility is a variable rate loan with approximately $246 million outstanding as of June 30, 2016 and we have approximately $11 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $257 million in variable rate borrowings by $0.3 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

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

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long term PPAs, ranging from 10 to 30 years, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, may be subject to risk if energy prices change. We also mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

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

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2016, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2016, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Purchases of Equity Securities

During the six months ended June 30, 2016, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the six months ended June 30, 2016.

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

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2016	413	$17.49	N/A	N/A
March 2016	8,991	$18.06	N/A	N/A
April 2016	62,800	$19.93	N/A	N/A
May 2016	168,302	$19.70	N/A	N/A
June 2016	15,295	$20.30	N/A	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101 PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: August 4, 2016	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 4, 2016	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)