Form 10-Q
period 2016-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2016-11-03
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 43,312,945 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2016 (which includes 1,323,460 shares of unvested restricted common stock).

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

- iii -

PART 1 FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 and DECEMBER 31, 2015

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	September 30, 2016	December 31, 2015
Assets
Financing receivables	$865,481	$783,967
Financing receivables held-for-sale	7,378	60,376
Investments available-for-sale	50,291	29,017
Real estate	134,815	128,769
Real estate related intangible assets	30,924	26,930
Equity method investments in affiliates	323,968	318,769
Cash and cash equivalents	72,968	42,645
Other assets	70,340	79,148

Total Assets	$1,556,165	$1,469,621

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$28,015	$17,875
Deferred funding obligations	64,331	108,499
Credit facilities	356,419	247,350
Nonrecourse debt (secured by assets of $763 million and $815 million, respectively)	610,267	663,791

Total Liabilities	1,059,032	1,037,515

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 41,989,485 and 37,010,603 shares issued and outstanding, respectively	420	370
Additional paid in capital	578,107	482,431
Retained deficit	(80,865)	(52,701)
Accumulated other comprehensive loss	(4,289)	(1,905)
Non-controlling interest	3,760	3,911

Total Stockholders’ Equity	497,133	432,106

Total Liabilities and Stockholders’ Equity	$1,556,165	$1,469,621

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Interest income, financing receivables	$12,043	$10,064	$36,178	$26,609
Interest income, investments	494	364	1,303	1,118
Rental income	2,977	1,988	8,768	6,641
Gain on sale of receivables and investments	2,724	2,529	13,665	6,956
Fee income	770	98	1,422	1,160

Total Revenue	19,008	15,043	61,336	42,484
Expenses:
Investment interest expense	(10,635)	(6,689)	(32,945)	(18,940)
Compensation and benefits	(4,325)	(4,341)	(14,497)	(12,171)
General and administrative	(1,991)	(2,034)	(6,129)	(5,360)

Total Expenses	(16,951)	(13,064)	(53,571)	(36,471)

Income before equity method investments in affiliates	2,057	1,979	7,765	6,013
Income (loss) from equity method investments in affiliates	1,331	187	2,677	(162)

Income before income taxes	3,388	2,166	10,442	5,851
Income tax expense	(41)	(24)	(123)	(77)

Net Income	$3,347	$2,142	$10,319	$5,774

Net income attributable to non-controlling interest holders	18	23	75	62

Net Income Attributable to Controlling Shareholders	$3,329	$2,119	$10,244	$5,712

Basic earnings per common share	$0.07	$0.06	$0.23	$0.16

Diluted earnings per common share	$0.07	$0.06	$0.23	$0.16

Weighted average common shares outstanding—basic	41,988,036	31,221,982	38,924,977	29,046,742
Weighted average common shares outstanding—diluted	41,998,036	31,221,982	38,924,977	29,046,742

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$3,347	$2,142	$10,319	$5,774
Unrealized gain/(loss) on interest rate swaps, net of taxes of $0.0 million in 2016	488	—	(5,428)	—
Unrealized gain/(loss) on available-for-sale securities, net of taxes benefit/(provision) of $0.0 million in each of the three and nine months periods ended 2016 and $0.0 million and $0.2 million for the three and nine months ended 2015, respectively	2,065	(788)	3,027	(1,281)

Comprehensive income	$5,900	$1,354	$7,918	$4,493
Less: Comprehensive income attributable to non-controlling interests holders	38	16	58	49

Comprehensive Income Attributable to Controlling Shareholders	$5,862	$1,338	$7,860	$4,444

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$10,319	$5,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,350	2,716
Equity-based compensation	7,452	7,728
From equity method investments in affiliates	570	162
Gain on sale of financing receivables and investments	(10,319)	(5,069)
Changes in financing receivables held-for-sale	40,560	15,019
Changes in accounts payable and accrued expenses	4,596	119
Other	(7,523)	(4,652)

Net cash provided by operating activities	51,005	21,797

Cash flows from investing activities
Purchases of financing receivables	(223,051)	(222,823)
Principal collections from financing receivables	104,741	59,188
Proceeds from sales of financing receivables	35,052	57,995
Purchases of investments	(25,895)	(21,190)
Principal collections from investments	1,406	8,792
Proceeds from sales of investments	13,914	10,794
Purchases of real estate	(10,964)	(42,007)
Investments in equity method affiliates, net	(14,165)	(42,633)
Distributions received from equity method affiliates	41,800	21,095
Other	12,192	(3,119)

Net cash used in investing activities	(64,970)	(173,908)

Cash flows from financing activities
Proceeds from credit facilities	270,900	236,786
Principal payments on credit facilities	(161,275)	(174,555)
Proceeds from nonrecourse debt	—	112,126
Principal payments on nonrecourse debt	(56,324)	(38,419)
Payments on deferred funding obligations	(56,281)	(65,869)
Net proceeds of common stock issuances	91,167	81,546
Payments of dividends and distributions	(36,401)	(23,062)
Other	(7,498)	(3,961)

Net cash provided by financing activities	44,288	124,592

Increase (decrease) in cash and cash equivalents	30,323	(27,519)
Cash and cash equivalents at beginning of period	42,645	58,199

Cash and cash equivalents at end of period	$72,968	$30,680

Interest paid	$28,056	$18,545

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2016

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

We finance our business through cash on hand, borrowings under our credit facilities and debt transactions, and various asset-backed securitization transactions and equity issuances. We also generate fee income through asset-backed securitizations, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long term contracts.

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

We have made equity investments in various renewable energy projects. We share in the cash flows and tax attributes according to a negotiated schedule. Our renewable energy projects are typically owned in partnerships structures (using limited liability companies, or LLCs, taxed as partnerships) where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once this preferred return is achieved, the partnership “flips” and the company which operates the project receives a larger portion of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

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

We evaluate the realization of our investment accounted for using the equity method if circumstances indicate that our investment is OTTI. OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors. Based on an evaluation of our equity method investments, we determined that no impairment had occurred during the three or nine months ended September 30, 2016 or 2015.

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

We apply accounting guidance with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states. We have no examinations in progress, none are expected at this time, and years 2012 through 2015 are open. As of September 30, 2016 and December 31, 2015, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of September 30, 2016 and December 31, 2015, and no interest and penalties were recognized during the three or nine months ended September 30, 2016 and 2015.

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

We record compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period based upon the fair market value of the shares on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is recorded over the requisite service period (which includes the performance period) based on our estimate of the achievement of the various performance targets. Our share price at the date of grant and actual performance results at the end of the performance period determine the fair value and the number of shares that will ultimately be awarded. The award earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target are met.

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

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The ASU will be effective for us beginning January 1, 2017, including interim periods in the calendar year 2017, but with early adoption permitted. Since we do not report a classified balance sheet, we do not expect the adoption of ASU 2015-17 to have a material impact on our consolidated financial statements and related disclosures.

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

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. It also simplifies in certain areas the accounting for equity method investments. The new standard becomes effective for us in fiscal year ending December 31, 2017 and interim periods therein. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows where the current GAAP treatment is either unclear or there is no specific accounting guidance. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those for which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2016 and December 31, 2015, only our residual assets (described in Note 5), financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the condensed consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of September 30, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$914	$865	Level 3
Financing receivables held-for-sale	7	7	Level 3
Investments available-for-sale(1)	50	50	Level 3
Liabilities
Credit facilities	$356	$356	Level 3
Nonrecourse debt(2)	649	624	Level 3
Derivative liabilities	6	6	Level 2

(1)	The amortized cost of our investments available-for-sale as of September 30, 2016, was $51 million.
(2)	Fair value and carrying value of nonrecourse debt excludes unamortized debt issuance costs.

	As of December 31, 2015
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$806	$784	Level 3
Financing receivables held-for-sale	61	60	Level 3
Investments available-for-sale(1)	29	29	Level 3
Liabilities
Credit facility	$247	$247	Level 3
Nonrecourse debt(2)	690	680	Level 3
Derivative liabilities	1	1	Level 2

(1)	The amortized cost of our investments available-for-sale as of December 31, 2015, was $31 million.
(2)	Fair value and carrying value of nonrecourse debt excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Balance, beginning of period	$48	$28	$29	$27
Purchases of investments available-for-sale	2	1	34	21
Payments on investments available-for-sale	—	—	(1)	(9)
Sale of investments available-for-sale	—	—	(14)	(11)
Gains on investments available-for-sale recorded in earnings	—	—	1	1
Gains (losses) on investments available-for-sale recorded in OCI(1)	—	(1)	1	(1)

Balance, end of period	$50	$28	$50	$28

(1)	As of September 30, 2016, approximately $11 million of investment grade rated debt that we held for more than 12 months was in an unrealized loss position due to interest rate movements. As of September 30, 2016, we held no other securities in an unrealized loss position.

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

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of September 30, 2016 and December 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives.

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

	September 30, 2016	December 31, 2015
	(dollars in millions)
Cash deposits	$73	$43
Restricted cash deposits (included in Other assets)	25	36

Total cash deposits	$98	$79

Amount of cash deposits in excess of amounts federally insured	$94	$75

4. Non-Controlling Interest

Non-Controlling Interest in Consolidated Entities

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our condensed consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock during the nine months ended September 30, 2016.

5. Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	For the Nine Months Ended September 30,
	2016	2015
	(dollars in millions)
Gains on securitizations	$13	$6
Purchase of receivables securitized	$394	$219
Proceeds from securitizations	$407	$225
Residual and servicing assets included in Other Assets	$18	$9
Cash received from residual and servicing assets	$2	$1

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees of up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in other assets in our condensed consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same discount rates we use for the fair value calculation of residual assets, which are determined based on a review of comparable market transactions. Depending on the nature of the transaction risks, the discount rate ranged from 4% to 7%.

As of September 30, 2016 and December 31, 2015, our managed assets totaled $3.6 billion and $3.2 billion, of which $2.2 billion and $1.8 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses during the three or nine months ended September 30, 2016 or 2015, and no material securitization delinquencies as of September 30, 2016 and December 31, 2015. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, the federal government where the ultimate obligor is the U.S. federal government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience to date, we do not currently expect to incur any credit losses on the receivables sold.

6. Our Portfolio

As of September 30, 2016, our Portfolio included approximately $1.4 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our minority equity investments in renewable energy projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of September 30, 2016:

	Investment Grade
	Government(1)	Commercial Investment Grade(2)	Commercial Non- Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments(4)	Total
	(dollars in millions)
Financing receivables	$380	$464	$21	$865	$—	$865
Financing receivables held-for-sale	7	—	—	7	—	7
Investments	33	17	—	50	—	50
Real estate(5)		166	—	166	—	166
Equity method investments	—	—	—	—	324	324

Total	$420	$647	$21	$1,088	$324	$1,412

% of Debt and Real Estate Portfolio	39%	59%	2%	100%	N/A	N/A
Average Remaining Balance(6)	$10	$10	$11	$10	$19	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $230 million of U.S. federal government transactions and $190 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $11 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $260 million of internally rated residential solar loans made on a nonrecourse basis to special purpose subsidiaries of SunPower Corporation, for which we rely on certain limited indemnities, warranties and other obligations of SunPower Corporation or its other subsidiaries.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of ownership interests in operating renewable energy projects.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes 88 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $31 million.

The components of financing receivables as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
	(dollars in millions)
Financing receivables
Financing or minimum lease payments(1)	$1,122	$1,025
Unearned interest income	(255)	(238)
Allowance for credit losses	—	—
Unearned fee income, net of initial direct costs	(2)	(3)

Financing receivables(1)	$865	$784

(1)	Excludes $7 million and $60 million in financing receivables held-for-sale as of September 30, 2016 and December 31, 2015, respectively.

In accordance with the terms of certain purchase agreements related to financing receivables or other investments, payments of the purchase price are scheduled to be made over time, generally within 12 months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $64 million and $108 million as of September 30, 2016 and December 31, 2015, respectively. Approximately $41 million of those investments were pledged as collateral against these obligations.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2016:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables (1)
Maturities by period	$865	$1	$48	$80	$736
Weighted average yield by period	5.4%	4.0%	6.4%	5.0%	5.3%
Investments
Maturities by period	$50	$—	$—	$1	$49
Weighted average yield by period	3.9%	—%	—%	4.7%	4.0%

(1)	Excludes financing receivables held-for-sale of $7 million.

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2051 under the initial terms and 2047 and 2080 if all extensions are exercised. The components of our real estate portfolio as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
	(dollars in millions)
Real Estate
Land	$135	$129
Real estate related intangibles	33	28
Accumulated amortization of real estate intangibles	(2)	(1)

Real Estate	$166	$156

There are conservation easement agreements covering several of our properties that limit the use of the property upon expiration of the respective leases. The real estate related intangible assets are amortized on a straight-line basis over the contracted lease term.

As of September 30, 2016, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
From October 1, 2016 to December 31, 2016	$—	$2
2017	1	10
2018	1	11
2019	1	11
2020	1	10
2021	1	11
Thereafter	26	292

Total	$31	$347

We have made minority interest investments in a number of renewable energy projects operated by renewable energy companies that we account for as equity method investments. In June 2016, we acquired interests in several limited liability companies that collectively own approximately 43 megawatts of operating distributed commercial, industrial and residential solar projects. We receive a priority distribution from these projects until negotiated financial targets are achieved at which time the partnerships will flip and the company that operates the project will receive a larger portion of the cash flows and we will have an on-going residual interest. We financed approximately $33 million of the approximately $42 million purchase price with the seller through a two-year non-interest bearing loan secured by our ownership interest in the limited liability companies. We have recorded our purchase obligation to the seller as a deferred funding obligation on our balance sheet and have reflected an imputed interest expense on the outstanding balance on the investment interest expense line of our income statement. As of September 30, 2016, we held equity method investments of approximately $324 million in these renewable energy projects.

See Note 2 for our accounting treatment of these investments and Note 13 for the aggregate financial position and results of operations of the significant holding companies.

We had no financing receivables, investments or leases that were impaired or on nonaccrual status as of September 30, 2016 or December 31, 2015. There was no provision for credit losses for the three or nine months ended September 30, 2016 or 2015. We did not have any loan modifications that qualify as trouble debt restructurings for the three or nine months ended September 30, 2016 or 2015.

7. Credit Facilities

Revolver

We have a senior secured revolving credit facility with an outstanding balance of $307 million. The facility provides for total maximum advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the G&I Facility and the PF Facility. The “G&I Facility” can be used to leverage certain qualifying government and institutional financings entered into by us and the “PF Facility” can be used to leverage certain qualifying project financings entered into by us.

The facility was originally entered into in 2013 and has been amended a number of times, including in January 2016. The effect of the various amendments has been to increase the size, flexibility and allocation of the facility and extend the termination date to July 19, 2019. The limit of borrowing at any point in time and the total maximum advances are summarized below:

	Limit of Borrowing at any point in time		Maximum Total Advances
As of	G&I Facility	PF Facility	G&I Facility	PF Facility
	(dollars in millions)
December 31, 2014	$125	$325	$375	$975
December 31, 2015	$150	$350	$450	$1,050
January 2016	$250	$250	$600	$900

Loans under the G&I Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5% or, under certain circumstances, 1.5% plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” and (iii) LIBOR plus 1.0%. Loans under the PF Facility bear interest at a rate equal to LIBOR plus 2.5%, or an agreed upon margin, or, under certain circumstances, 2.5% plus the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” and (iii) LIBOR plus 1.0%. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.

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

The following table provides additional detail on our credit facility as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(dollars in millions)
Outstanding balance	$307	$247
Value of collateral pledged to credit facility	$423	$356
Weighted average short-term borrowing rate	2.4%	2.3%

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

Term Loan

In September 2016, we borrowed $50 million from a financial institution on a short-term basis. This recourse credit facility matures on December 30, 2016 and can be repaid at anytime. It bears interest at a fixed rate of 4.8% which increases to 6.8% on November 14, 2016 and is also secured by the equity of our special purpose subsidiary that holds $84 million of residential solar financing receivables. The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases.

This credit facility also includes customary events of default. The occurrence of an event of default may result in termination of the credit facility, acceleration of amounts due under the credit facility, and accrual of default interest at the fixed rate plus 2.0%. We recorded $0.5 million of debt issuance costs which are netted against the outstanding balance.

8. Nonrecourse Debt

We have outstanding the following asset-backed nonrecourse debt and bank loans (dollars in millions):

	Outstanding Balance as of						Value of Assets Pledged as of
	September 30, 2016	December 31, 2015	Interest Rate		Maturity Date	Anticipated Balance at Maturity	September 30, 2016	December 31, 2015	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$77	$83	2.79%		December 2019	$57	$93	$99	Financing receivables
ABS Loan Agreement	$92	$102	5.74%		September 2021	$17	$100	$117	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1	$98	$100	4.28%		October 2034	$—	$138	$139	Financing receivables, real estate and real estate intangibles
HASI SYB Loan Agreement 2015-1	$76	$90	4.34	% (1)	December 2021	$—	$100	$117	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
HASI SYB Loan Agreement 2015-2	$41	$42	4.92	% (1)	December 2023	$—	$70	$71	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$152	$162	4.92%		December 2020	$132	$176	$175	Residential Solar Financing receivables
Other nonrecourse debt (2)	$88	$101	2.26	% - 7.45%	2017 to 2032	$—	$86	$97	Financing receivables
Debt issuance costs	$(14)	$(16)

Nonrecourse debt	$610	$664

(1)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below.
(2)	Other nonrecourse debt consists of various debt agreements used to finance certain of our financing receivables for the term of the financing receivables. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

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

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	Term
HASI SYB Loan Agreement 2015-1	3 month Libor	1.55%	$70	$81	$(0.8)	$(0.3)	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$37	$38	$(0.4)	$(0.1)	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(1.1)	$(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$—	$(3.9)	$—	November 2020 to August 2028

Total			$255	$148	$(6.2)	$(0.6)

The total fair value of our hedges relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized losses in accumulated other comprehensive income and in Accounts payable, accrued expenses and other in the accompanying condensed consolidated balance sheets. As of September 30, 2016 and December 31, 2015, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges and no portion of the Accumulated other comprehensive income, net of associated deferred income tax effects, related to our interest rate hedges was reclassified into interest expense.

The next 12-months of stated minimum maturities of nonrecourse debt are as follows:

As of September 30,	(dollars in millions)
2016	$49
2017	40
2018	38
2019	95
2020	164
Thereafter	238

$624
Deferred financing costs, net	(14)

Total nonrecourse debt	$610

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

10. Income Tax

We recorded a tax expense of less than $0.1 million for the three and nine months ended September 30, 2016 and 2015. Our income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2015 and 2016:

Announced Date	Record Date	Pay Date	Amount per share
3/17/15	3/30/15	4/9/15	$0.26
6/16/15	6/30/15	7/9/15	$0.26
9/16/15	9/30/15	10/8/15	$0.26
12/15/15	12/30/15	1/7/16	$0.30
3/15/16	3/30/16	4/7/16	$0.30
6/07/16	7/06/16	7/14/16	$0.30
9/15/16	10/05/16	10/13/16	$0.30

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

Awards of Shares of Restricted Common Stock under our 2013 Plan

We recognize equity-based compensation expense as described in Note 2 and have issued both awards with service conditions and awards with both service and performance conditions. During the nine months ended September 30, 2016, our board of directors awarded employees and directors 367,753 shares of restricted common stock that vest in 2016 to 2019 and 291,000 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of September 30, 2016, we have concluded that it is probable that the performance conditions will be met.

For the three and nine months ended September 30, 2016, we recorded $3 million and $7 million, respectively, of equity-based compensation expense as compared to $3 million and $8 million, respectively, for the three and nine months ended September 30, 2015. The total unrecognized compensation expense related to awards of shares of restricted common stock was approximately $12 million as of September 30, 2016, that is expected to be recognized over a weighted-average term of approximately two years. As part of the implementation of ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” we will recognize forfeitures when they occur as opposed to the previous requirement under which we reduced equity-based compensation expense for an estimated forfeiture rate of up to 5%. Expenses recognized year to date, and the adjustment to retained earnings for the equity-based compensation expense previously recognized, from the adoption of this change was approximately $1 million.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(285,289)	13.61	(3.9)
Forfeited	(18,110)	15.54	(0.3)

Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	658,753	18.62	12.3
Vested	(572,174)	13.79	(7.9)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance — September 30, 2016	1,323,460	$17.46	$23.1

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2016	2015	2016	2015
	(in millions, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$3.3	$2.1	$10.2	$5.7
Less: Dividends paid on participating securities	(0.4)	(0.3)	(1.3)	(1.0)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling shareholders	$2.9	$1.8	$8.9	$4.7

Denominator:
Weighted-average number of common shares — basic	41,988,036	31,221,982	38,924,977	29,046,742

Weighted-average number of common shares — diluted	41,988,036	31,221,982	38,924,977	29,046,742

Basic earnings per common share	$0.07	$0.06	$0.23	$0.16

Diluted earnings per common share	$0.07	$0.06	$0.23	$0.16

Other Information:
Weighted-average number of OP units	284,992	284,992	284,992	298,218

Unvested restricted common stock outstanding			1,323,460	1,297,584

13. Equity Method Investments in Affiliate

As described in Notes 1 and 2, we have noncontrolling equity investments in entities that own minority interests in renewable energy projects. We recognized income of $1.3 million and $2.7 million during the three and nine months ended September 30, 2016, respectively, from our equity method investments, as compared to a income of $0.2 million and a loss of $0.2 million during the three and nine months ended September 30, 2015, respectively.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of June 30, 2016	As of December 31, 2015
	(dollars in millions, unaudited)
Current Assets	$57	$72
Total Assets	$1,651	$1,724
Current Liabilities	$18	$18
Total Liabilities	$68	$68
Members’ Equity	$1,583	$1,656

	For the six months ended June 30,
	2016	2015
	(dollars in millions, unaudited)
Revenue	$66	$77
Income from Continuing Operations	$(5)	$21
Net Income	$(5)	$21

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

We focus our investment activities primarily on:

•	Energy Efficiency Projects: projects, typically undertaken by ESCOs or other similar service providers, which reduce a building’s or facility’s energy usage or cost by improving or installing various building components, including heating, ventilation and air conditioning systems (“HVAC systems”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems; and

•	Renewable Energy Projects: projects that deploy cleaner energy sources, such as solar and wind to generate power production.

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

Our financings typically benefit from contractually committed obligations of government entities or private, high credit quality obligors. When we provide financing for energy efficiency projects, we are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our financings are generally also secured by the installed improvements. For renewable energy projects, we focus on those that use proven technology and that often have contractually committed agreements, such as power purchase agreements (“PPAs”), with high credit quality utilities or large electricity users under which the utility or user purchases the power produced by the project at a minimum price with potential price escalators for a portion of the project’s estimated life. These projects may be distributed (building or facility specific and may be combined with other energy efficiency projects) or utility-scale (standalone projects designed to sell power to electric utilities or large users).

We completed approximately $242 million and $712 million of transactions during the three and nine months ended September 30, 2016, respectively, compared to approximately $140 and $595 million in the same periods in 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. We securitized or sold approximately 46% of our 2016 transactions.

As of September 30, 2016 we held approximately $1.4 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” Our Portfolio included the following as of September 30, 2016:

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

As of September 30, 2016, we managed approximately $2.2 billion in trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2016, we managed approximately $3.6 billion of assets which we refer to as our managed assets.

Since April 2013, we have raised net proceeds of approximately $560 million in public offerings of our common stock and completed approximately $610 million of nonrecourse borrowings and secured credit facilities with maximum capacity of $550 million.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of September 30, 2016, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance if, or when, any or all of the transactions in our pipeline will be completed.

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

Financial Condition and Results of Operation

Our Portfolio

As of September 30, 2016, our Portfolio was approximately $1.4 billion and included $0.4 billion of energy efficiency investments and approximately $1.0 billion of renewable energy (wind and solar) transactions. Approximately 65% of our Portfolio consisted of fixed rate loans, financing receivables, direct financing leases or debt securities, approximately 12% was real estate investments with long-term leases and approximately 23% represented minority ownership of renewable energy projects. Our real estate investments consist of over 15,000 acres of land leased under long-term lease agreements with over 35 renewable energy projects.

Excluding our equity investments, approximately 38% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 60% consisted of investment grade commercial obligations and 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. Our Portfolio, as of September 30, 2016, included approximately 122 transactions of greater than $1 million and had a weighted average remaining life (excluding match-funded transactions) of approximately 11 years. For further information on our Portfolio, see Notes 1 and 6 to our financial statements of this Form 10-Q.

The table below provides details on the interest rate and maturity of our financing receivables and investments as of September 30, 2016:

	Balance in Millions	Maturity
Fixed-rate financing receivables, interest rates less than 5.00% per annum	346	2017 to 2040
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	311	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.50% per annum	208	2018 to 2069

Financing receivables	865
Allowance for credit losses	—

Financing receivables, net of allowance	865
Financing receivables held-for-sale, interest rates of less than 5.00% per annum	7	2032
Fixed-rate investment in debt securities, interest rates of less than 5.50% per annum	50	2025 to 2038

Total Financing Receivables and Investments	$922

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in millions)
Interest Income, Financing receivables	$12	$10	$36	$27
Average monthly balance of financing receivables	$805	$746	$843	$666
Average interest rate from financing receivables	6.0%	5.4%	5.7%	5.3%
Interest Income, Investments	$0.5	$0.4	$1.3	$1.1
Average monthly balance of investments	$50	$29	$41	$27
Average interest rate of investments	4.0%	5.0%	4.2%	5.4%
Rental Income	$3	$2	$9	$6
Average monthly balance of real estate	$162	$153	$162	$135
Average yield on real estate	7.3%	5.2%	7.2%	6.5%
Average monthly balance of Portfolio	$1,017	$928	$1,045	$829
Average yield from Portfolio	6.1%	5.4%	5.9%	5.5%
Investment interest expense (1)	$7	$5	$22	$14
Average monthly balance of debt (1)	$650	$625	$705	$556
Average interest rate from debt(1)	4.3%	3.3%	4.2%	3.3%
Average interest spread(1)	1.8%	2.1%	1.7%	2.2%
Net investment margin(1)	3.3%	3.2%	3.1%	3.3%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the renewable energy projects because our earnings from the equity investments in the renewable energy projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of September 30, 2016:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables(1)	$865	$59	$157	$239	$410
Investments	$50	$1	$6	$5	$38

(1)	Financing receivables does not include financing receivables held-for-sale of $7 million.

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2016, and

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2016.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2040.

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

We had no financing receivables, investments or leases on nonaccrual status as of September 30, 2016 or December 31, 2015. We did not have any loan modifications that qualify as troubled debt restructurings for the three or nine months ended September 30, 2016 or 2015.

Results of Operations

Comparison of the Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$12	$10	$2	20%
Interest Income, Investments	0	0	0	NM
Rental Income	3	2	1	50%
Gain on sale of receivables and investments	3	3	—	NM
Fee income	1	0	1	100%

Total Revenue	19	15	4	27%

Expenses:
Investment interest expense	(11)	(7)	(4)	(57)%
Compensation and benefits	(4)	(4)	—	NM
General and administrative	(2)	(2)	—	NM

Total Expenses	(17)	(13)	(4)	(31)%

Income before equity method investments in affiliates	2	2	—	NM
Income from equity method investments	1	—	1	100%

Net income before income tax	3	2	1	50%
Income tax expense	—	—	—	NM

Net Income	$3	$2	$1	50%

*	NM – Percentage change is not meaningful.

•	Net Income increased by approximately $1 million as a result of a $4 million increase in total revenue and $1 million increase in income from equity method investments, partially offset by a $4 million increase in total expenses attributable primarily to an increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Total Revenue grew by approximately $4 million as Interest Income, Financing Receivables increased by $2 million due primarily to an increase in average size of the financing receivables and income of approximately $1 million from the prepayment of a project finance loan. Rental Income and Fee income also grew by approximately $1 million each.

•	The increase in revenue was offset by $4 million of higher interest expense due primarily to an increase in fixed rate debt outstanding during the three months ended September 30, 2016, when compared to the same period in 2015. Interest expense in the three months ended September 30, 2016, includes approximately $4 million of interest expense related to approximately $244 million of loans outstanding as of September 30, 2016, secured by our renewable energy equity investments as compared to interest expense of approximately $2 million in the same period of 2015 on borrowings of approximately $102 million as of September 30, 2015. We recorded equity method income related to those investments of approximately $1 million in the three months ended September 2016 as compared to $0.2 million for the same period in 2015. See the Non-GAAP Financial Measures section below for more information.

Comparison of the Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$36	$27	$9	33%
Interest Income, Investments	1	1	—	NM
Rental Income	9	6	3	50%
Gain on sale of receivables and investments	14	7	7	100%
Fee income	1	1	—	NM

Total Revenue	61	42	19	45%

Expenses:
Investment interest expense	(33)	(19)	(14)	(74)%
Compensation and benefits	(14)	(12)	(2)	(17)%
General and administrative	(6)	(5)	(1)	(20)%

Total Expenses	(53)	(36)	(17)	(47)%

Income before equity method investments in affiliates	8	6	2	33%
Income (loss) in equity method investments	2	—	2	100%

Net income before income tax	10	6	4	67%
Income tax (expense) benefit	—	—	—	NM

Net Income	$10	$6	$4	67%

*	NM – Percentage change is not meaningful.

•	Net Income increased by approximately $4 million as a result of a $19 million increase in Total Revenue and $2 million increase in income from equity method investments, partially offset by a $17 million increase in total expenses, including a $14 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $9 million due to an approximately $180 million increase in the average financing receivables balance in our Portfolio as compared to 2015. Rental Income grew by $3 million due to an approximately $25 million increase in the average real estate balance in our Portfolio as compared to 2015. Gain on sale of receivables and investments grew by $7 million due primarily to an increase in securitization activity and a gain on the sale of a debt security in the first half of 2016.

•	The increase in revenue was offset by $14 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher fixed rate debt amounts outstanding during the nine months ended September 30, 2016, when compared to the same period in 2015. Interest expense for the nine months ended 2016 includes approximately $11 million of interest expense related to approximately $244 million of loans outstanding as of September 30, 2016, secured by our renewable energy equity investments as compared to interest expense of approximately $5 million in the same period in 2015 on borrowings of approximately $102 million as of September 30, 2015. We recorded equity method income related to those investments of approximately $2 million in 2016 and losses of less than $1 million in 2015, respectively. See the Non-GAAP Financial Measures section below for more information.

•	Compensation and benefits increased by $2 million due to higher staffing costs and general and administrative costs increased by approximately $1 million due primarily to higher costs associated with our compliance efforts related to the Sarbanes-Oxley Act.

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

Our equity method investments in the renewable energy projects are structured using typical partnership “flip” structures where we, along with other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership flips and the renewable energy company, which operates the project, receives more of the cash flows through its equity interests with the institutional investors retaining an ongoing residual interest. The cash flows in renewable energy projects are often significantly different from the net income due to high levels of depreciation and other non-cash expense and the agreed upon allocation of cash flow in a project with these preferred returns may be different than the profit and loss allocation.

Under U.S. GAAP, we account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in this case, at the end of the immediately preceding quarter. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. Given the structure of the investments, we negotiated the purchase prices of our renewable energy investments based on our assessment of the expected cash flows we will receive from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. In an attempt to treat these investments in a manner similar to our other investments and our initial valuation and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, in calculating Core Earnings for the below periods, we include as Core Earnings the distributions received from these investments less an estimated return of capital. Generally, under this methodology, we reflect our initial capital investment as being amortized over the life of the project using a constant yield. The initial constant yield we selected is equal to the discount rates we determined when making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the expected amortization for purposes of calculating Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses in certain of our equity investment transactions is projected to change in 2019, which is expected to result in an increase of the amount of HLBV profits or losses allocated to us.

As of September 30, 2016, we have outstanding borrowings of approximately $244 million, most of which is on a nonrecourse basis, using our equity method investments as collateral. Included in our U.S. GAAP investment interest expense for the nine months ended September 30, 2016, was approximately $11 million of interest expense related to loans secured by our equity investments. For the nine months ended September 30, 2016, we collected cash distributions from our renewable energy equity investments of approximately $45 million, of which $19 million represents our Core Earnings adjustment for these investments based upon the constant yield methodology discussed above.

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

We have calculated our Core Earnings for the three and nine months ended September 30, 2016 and September 30, 2015. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling shareholders	$3,329	$0.07	$2,119	$0.06	$10,244	$0.23	$5,712	$0.16
Core Earnings Adjustments
Equity investments in renewable energy projects	6,244		3,173		18,558		9,544
Non-cash equity-based compensation charges	2,531		2,701		7,452		7,728
Amortization of intangibles	364		527		1,076		939
Non-cash provision for taxes	—		—		—		47
Current year earnings attributable to minority interest	18		23		75		62

Core Earnings(1)	$12,486	$0.29	$8,543	$0.26	$37,405	$0.92	$24,032	$0.79

(1)	Core Earnings per share is based on 43,596,100 shares and 40,589,360 shares for the three and nine months ended September 30, 2016, respectively, and 32,787,514 shares and 30,585,319 shares for the three and nine months ended September 30, 2015, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016	December 31, 2015
	(dollars in millions)
Financing receivables	$865	$784
Financing receivables held-for-sale	7	60
Investments	50	29
Real estate	166	156
Equity method investments in affiliates	324	319
Assets held in securitization trusts	2,163	1,840

Managed Assets	$3,575	$3,188

Credit losses as a percentage of assets under management	0.0%	0.0%

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

In September 2016, we borrowed $50 million from a financial institution. This recourse credit agreement matures on December 30, 2016 and can be repaid at anytime. It bears interest at a fixed rate of 4.8% which increases to 6.8% on November 14, 2016 and is also secured by the equity of our special purpose subsidiary that holds $84 million of residential solar financing receivables.

In addition, we have completed approximately $610 million of nonrecourse borrowings since April 2013. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of September 30, 2016, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.2 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these nonrecourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We continue to provide details on the greenhouse gas emissions (“GHG”) saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. For further information on the credit facility, asset backed nonrecourse notes, securitizations and our nonrecourse match funded debt, see Note 5, 7 and 8 to our financial statements of this Form 10-Q.

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

We plan to continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans of various durations and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make.

We may continue to raise funds through public and private offerings of equity and debt securities. Beginning with our initial public offering in April 2013, we have raised total net proceeds of approximately $560 million in public offerings of our common stock including approximately $91 million in a follow on public offering completed in the second quarter of 2016. In May 2016, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $75 million of our common stock. During the nine months ended September 30, 2016, we issued a total of 65,000 shares and raised approximately $1 million under our ATM program.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As of September 30, 2016, our debt to equity ratio was 1.9 to 1, which is slightly below our target range of 2.5 to 1. Our fixed rate debt was approximately 67% as of September 30, 2016, near the upper end of our targeted fixed rate debt percentage range of approximately 50% to 70%. The calculation of our debt at fixed rates and leverage is shown in the chart below:

	September 30, 2016	% of Total
	($ in millions)
Floating-Rate Borrowings	$317	33%
Fixed-Rate debt	$650	67%

Total Debt(1)	$967	100%

Equity	$497
Leverage	1.9 to 1

(1)	Floating-Rate Borrowings include borrowings under our floating-rate credit facility, our short term borrowing and approximately $10 million of nonrecourse debt that has not been hedged. Fixed-Rate debt includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors).

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

Sources and Uses of Cash

We had approximately $73 million and $43 million of unrestricted cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $51 million for nine months ended September 30, 2016, driven primarily by net income of $10 million and net cash provided by the sale of financing receivables (including financing receivables held-for-sale) and investments of $30 million, and adjustments for noncash items of $14 million, consisting primarily of equity based compensation and depreciation and amortization, offset by changes in accounts payable and various accruals of $3 million.

Net cash provided by operating activities was $22 million for the nine months ended September 30, 2015, driven by net income of $6 million, net cash provided from the sale of financing receivables (including financing receivables held-for-sale) and investments of $10 million, and adjustments for noncash items of $11 million, consisting primarily of equity based compensation and depreciation and amortization, offset by changes in accounts payable and various accruals of $5 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $65 million for nine months ended September 30, 2016. We used $249 million to purchase financing receivables and investments, $11 million to purchase real estate, and made an additional $14 million investment in our renewable energy equity investments. We received $49 million from the sale of financing receivables and investments and $42 million in distributions in excess of our cumulative income from our equity investments in renewable energy projects. In addition, we collected cash from principal payments on our financing receivables and investments of $106 million and had $12 million cash inflow from other investing activities.

Net cash used in investing activities was $174 million for the nine months ended September 30, 2015. We used $244 million to purchase financing receivables and investments, $42 million to purchase real estate and a net of $43 million for additional wind equity investments. We collected cash from principal payments on our financing receivables and investments of $68 million. In addition, we received $69 million from the sale of financing receivables and investments and cash distributions from our investment in our wind projects of $21 million. In addition, $3 million was used for other investing activities.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $44 million for the nine months ended September 30, 2016. This includes net borrowings from our credit facilities of $110 million and net proceeds of $91 million from the issuance of our common stock, partially offset by payments of $121 million on our nonrecourse debt and deferred funding and other financing obligations and dividend and distribution payments of $36 million.

Net cash provided by financing activities was $125 million for the nine months ended September 30, 2015. This includes credit facility and nonrecourse debt borrowings of $349 million and net proceeds of $82 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations and nonrecourse debts totaling $279 million, the payment of dividends and distributions of $23 million, and other cash outflows of $4 million.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $18 million as of September 30, 2016, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the condensed consolidated financial statements included in this Form 10-Q and as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies and Use of Estimates,” in our 2015 Form 10-K, filed with the SEC.

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

Book Value Considerations

As of September 30, 2016, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $50 million in investments available-for-sale, approximately $6 million liability for interest rate swaps and the $17 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of September 30, 2016, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our financings related to U.S. federal government or other governmental energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in projects including those projects we have under long-term lease arrangements that do not benefit from a governmental obligor. We increasingly target such projects as part of our strategy. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt and equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be completely effective in reducing our credit risks.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our credit facility, and in the future, will be subject to interest rate risk for any new floating rate assets and credit facilities. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities may be of limited duration and are periodically refinanced at then current market rates. We expect to attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded or fixed rate financing structures, when appropriate, whereby we may seek (1) to match the maturities of our debt obligations with the maturities of our assets, (2) to borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

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

Our credit facility is a variable rate loan with approximately $307 million outstanding as of September 30, 2016 and we have approximately $10 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $317 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

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

Commodity Price Risk

When we provide debt or equity for a project that acts as a substitute for an underlying commodity we are exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis, like many of our wind projects, as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.

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

Recent U.S. Federal Income Tax Regulatory Developments

In addition, to the adoption of the Protecting Americans From Tax Hikes Act of 2015 (the “PATH Act”). which is discussed in our Form 10-K for the year ended December 31, 2015, the following is a discussion of certain recent significant developments in the U.S. federal income tax laws affecting REIT qualification that have important implications with respect to our qualification as a REIT:

Real Property Regulations

As previously disclosed beginning in our Form 10-Q for the quarter ended September 30, 2014, in May of 2014, the Treasury Department and the Internal Revenue Service, or the IRS, published proposed regulations which considered revisions to the definition of “real property” for purposes of the REIT income and asset tests. On August 30, 2016, these regulations, which we refer to as the Real Property Regulations, became final and will apply to us with respect to our taxable years beginning after December 31, 2016. Among other things, the Real Property Regulations provide that an obligation secured by a structural component of a building or other inherently permanent structure qualifies as a real estate asset for REIT qualification purposes only if such obligation is also secured by a real property interest in the inherently permanent structure served by such structural component. This aspect of the Real Property Regulations has important implications for our qualification as a REIT since a significant portion of our REIT qualifying assets consists of financing receivables that are secured by liens on installed structural improvements designed to improve the energy efficiency of buildings and a significant portion of REIT qualifying gross income is interest income earned with respect to such financing receivables.

The structural improvements securing our financing receivables generally qualify as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for local law purposes. In general, in the United States, laws governing fixtures, including the UCC, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by a structural component, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, we believe the nature and scope of our rights in the buildings in which the structural improvements securing our financing receivables have been fully integrated are sufficient to satisfy the requirement of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component, although the final Real Property Regulations do not include the requirement that the interest in the real property held by a REIT be “equivalent” to the REIT’s interest in the structural component itself as was initially included in the proposed version of the Real Property Regulations, which never became effective, which implies that under the final Real Property Regulations our rights as a creditor in the building need not be equivalent to our rights in the structural components serving the building. Second, real property law is typically defined at a state or local jurisdiction basis and the specific rights available to us as a fixture lien holder in the real properties in which our structural components have been installed may vary between jurisdictions as a result of a range of factors including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. Further, these issues have been considered by the courts in only a few jurisdictions, and their resolution in many jurisdictions is therefore uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that our financing receivables meet the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.

                Prior to the issuance of the Real Property Regulations, we received a private letter ruling from the IRS, which we refer to as the Ruling, which, based on the representations and assumptions contained therein, held that our financing receivables qualify as real estate assets and the income from such financing receivables qualify as interest income from mortgages on real property for purposes of the REIT requirements. The preamble to the Real Property Regulations provides that, to the extent a private letter ruling issued prior to the issuance of the Real Property Regulations is inconsistent with the Real Property Regulations, the private letter ruling is revoked prospectively from the applicability date of the Real Property Regulations. We do not believe that the Ruling is inconsistent with the Real Property Regulations because we believe the analysis in the Ruling was based on similar principles as the relevant portions of the Real Property Regulations, and accordingly we do not believe that the Real Property Regulations impact our ability to rely on the Ruling. However, no assurance can be given that the IRS would not successfully assert that we are not permitted to rely on the Ruling because the Ruling has been revoked by the Real Property Regulations.

If the IRS were to assert that a significant portion of our financing receivables do not qualify as real estate assets and do not generate income treated as interest income from mortgages on real property, we would fail to satisfy both the gross income requirements and asset requirements applicable to REITs. As a result, we could be required to pay one or more penalty taxes, which could be significant in amount, alter our mix of assets or adjust our business strategy, or we could fail to qualify as a REIT.

Tax on Built in Gains

As indicated in our 10-K, the PATH Act reduced the period during which dispositions of properties that were acquired with net built-in gains from C corporations in carry-over basis transactions will trigger a built-in gains tax from 10 years to 5 years for taxable years beginning after December 31, 2014. However, on June 7, 2016, the IRS and Treasury Department issued temporary regulations changing the recognition period back to ten years, effective for assets with built-in gain acquired on or after August 8, 2016.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2016, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the nine months ended September 30, 2016, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the nine months ended September 30, 2016.

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

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2016	413	$17.49	N/A	N/A
March 2016	8,991	$18.06	N/A	N/A
April 2016	62,800	$19.93	N/A	N/A
May 2016	168,302	$19.70	N/A	N/A
June 2016	15,295	$20.30	N/A	N/A
August 2016	2,491	$22.80	N/A	N/A

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: November 3, 2016	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 3, 2016	/s/ J. Brendan Herron
J. Brendan Herron
Chief Financial Officer and Executive Vice President
(Duly Authorized Officer and Chief Accounting Officer)