Form 10-K
period 2016-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2017-02-24
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $883 million based on the closing sales price of the registrant’s common stock on June 30, 2016 as reported on the New York Stock Exchange.

On February 21, 2017 the registrant had a total of 47,912,517 shares of common stock, $0.01 par value, outstanding (which includes 1,218,315 shares of unvested restricted common stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our expected returns and performance of our investments;

•	the state of government legislation, regulation and policies that support or enhance the economic feasibility of sustainable infrastructure projects, including energy efficiency and renewable energy projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	availability of opportunities to invest in sustainable infrastructure projects, including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of capital;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities; economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our assets and target assets;

•	changes in commodity prices;

•	effects of hedging instruments on our assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in accounting guidance and similar matters;

•	our ability to maintain our qualification, as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

PART I

In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” Hannon Armstrong Capital, LLC, a Maryland limited liability company, the entity that operated our historical business prior to the consummation of our initial public offering on April 23, 2013 (our “IPO”) and which we refer to as the “Predecessor,” became our subsidiary upon consummation of our IPO.

Item 1.	Business.

GENERAL

We make debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. We focus on providing preferred or senior level capital to established sponsors and high credit quality obligors for assets that generate long-term, recurring and predictable cash flows.

We are internally managed and our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service companies (“ESCOs”), such as Honeywell International, Ingersoll Rand, Johnson Controls, Schneider Electric, Siemens and United Technologies. We also originate transactions with renewable energy manufacturers, developers and operators such as EDF Renewable Energy, E.ON, First Solar, Invenergy, SunPower and other companies who own and operate renewable energy projects, including a number of U.S. utility companies. Additionally, we rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities.

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

We may also invest in other projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

Our goal is to deliver attractive risk-adjusted returns to our stockholders by investing in projects that generate long-term, recurring and predictable cash flows or cost savings. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cash flow over the term of the financing or investment. Our financings typically benefit from contractually committed obligations of government entities or private, high credit quality obligors. Our investments take various forms, including lending or financing transactions, land ownership and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure.

We completed approximately $1.1 billion of transactions during 2016, compared to approximately $935 million during 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. As of December 31, 2016, we held approximately $1.6 billion of our assets on our balance sheet, including approximately 59% of our 2016 transactions. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio.” We finance our Portfolio with a combination of debt and equity. In 2016, we issued approximately $176 million of common equity through public offerings and completed approximately $98 million of debt financings.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. We securitized or sold approximately 41% of the value of our 2016 transactions.

As of December 31, 2016, we managed approximately $2.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2016, we manage approximately $3.9 billion of assets which we refer to as our managed assets.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of December 31, 2016, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed or with regard to any specific terms of such pipeline transactions.

We elected to be, and intend to continue to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also intend to continue to operate our business in a manner that will permit us to maintain our exception from registration as an investment company under the 1940 Act.

INVESTMENT STRATEGY

We provide a range of debt and equity investments to the sustainable infrastructure markets, including energy efficiency and renewable energy. Our goal is to invest in assets that generate long-term, recurring and predictable cash flows or cost savings that will be more than adequate to deliver attractive risk-adjusted returns to our stockholders.

We utilize a variety of investment structures, which may include:

•	Financing receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, where we hold a non-consolidated equity interest in a renewable energy project.

We generally refer to both Financing receivables and Debt securities as debt investments.

As of December 31, 2016, approximately 67% of our Portfolio consisted of fixed rate debt investments. Approximately 11% of our Portfolio was real estate with long-term leases and approximately 22% of our Portfolio represented unconsolidated equity ownership of renewable energy projects. Our Portfolio consisted of over 130 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 11 years as of December 31, 2016. The following chart shows our Portfolio (excluding equity investments) by the credit quality of the obligor.

[1]	The credit quality of our portfolio excludes our equity investments and reflects ratings either by an independent third party rating service or our internal credit rating system. See Note 6 of the audited financial statements in this Form 10-K for further analysis of our Portfolio by type of obligor and credit quality as of December 31, 2016 as well as other details on our Portfolio.

We make debt and equity investments in energy efficiency projects, which reduce the amount or cost of energy usage. We often work with ESCOs who achieve these savings by improving or installing various building components, including HVAC systems, lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems. We are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our financings are generally also secured by the installed improvements in the building or other real estate rights.

We also provide debt and equity investments, or own the land used, for renewable energy projects such as solar or wind. We focus on projects that use proven technology and that often have contractually committed agreements, such as power purchase agreements (“PPAs”), with high credit quality utilities or large electricity users under which the utility or user purchases the power produced by the project at a minimum price with potential price escalators for a portion of the project’s estimated life. These projects may be distributed (building or facility specific) or utility-scale (standalone projects designed to sell power to electric utilities or large users).

We own more than 15,000 acres of land that are leased under long-term agreements to over 35 renewable energy projects, which we have recorded in our financial statements as real estate, and also have rights to payments from land leases for a diversified portfolio of over 50 wind projects, which we have recorded in our financial statements as financing receivables. We have equity investments in renewable energy projects operated by various renewable energy companies. These transactions enable us to participate in the cash flows associated with these projects, typically on a priority basis. We may also provide financing for other sustainable infrastructure projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

We seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. Our mix of our Portfolio is expected over time to vary and as of December 31, 2016, approximately 30% of our Portfolio was invested in energy efficiency projects; approximately 29% was invested in wind projects; approximately 40% was invested in solar projects and approximately 1% was invested in other sustainable infrastructure projects.

Our target mix of our Portfolio is expected over time to range from 55% to 75% debt investments and 25% to 45% land and equity financings. We will not invest more than 15% of our assets in any individual project without the consent of a majority of our independent directors. We will adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exception from registration as an investment company under the 1940 Act.

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

FINANCING STRATEGY

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of December 31, 2016, the facility provides for up to $500 million of borrowing capacity with maximum total advances of $1.5 billion and had an outstanding balance of $283 million.

In addition, as of December 31, 2016, we had approximately $692 million of nonrecourse borrowings. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of December 31, 2016, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.3 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these nonrecourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We continue to provide details on the estimated greenhouse gas emissions (“GHG”) saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. For further information on the credit facility, asset backed nonrecourse notes, securitizations and our nonrecourse match funded debt, see Note 5, 7 and 8 to our financial statements of this Form 10-K.

We plan to raise additional equity capital and continue to use other fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. Our debt to equity ratio was approximately 1.7 to 1 as of December 31, 2016 which is below our leverage target of 2.5 to 1, in part as a result of our November 2016 common equity offering. We would expect over time to add additional debt, which will allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 67% as of December 31, 2016, or towards the high end our targeted fixed rate debt percentage range of approximately 50% to 70%. In February 2017, our board of directors approved an increase in our targeted fixed rate debt percentage to approximately 60% to 85%. See Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources,” for the further information on the calculation of these ratios.

We intend to use leverage for the primary purpose of financing our Portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage or fixed rate debt targets, if our board of directors approves a material change to these targets, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.

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

We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside capital provider. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our sustainable infrastructure projects.

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

We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise, and that the markets for investment opportunities in the areas that we focus on are underserved by traditional commercial banks and other financial sources. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. An increase in competition among competing providers of financing could adversely affect the returns we generate on our investments, and thereby adversely affect the market price of our common stock. For additional information concerning these competitive risks, see “Risk Factors—We operate in a competitive market and future competition may impact the terms of the financing we offer.”

EMPLOYEES; STAFFING

As of December 31, 2016, we employed approximately 40 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy.

OUR EXECUTIVE OFFICERS

Our executive officers and other significant employees and their ages are as follows:

Jeffrey W. Eckel, 58, is one of our directors and was with the Predecessor as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. He has served as our president, chief executive officer, and chairman of our board of directors since 2013. He previously held senior executive positions such as chief executive officer of EnergyWorks, LLC and Wärtsilä Power Development. Mr. Eckel is a member of the board of directors of the Alliance To Save Energy, the President’s Council of Ceres, Inc., the Cornell University Program in Infrastructure Policy advisory board and the Johns Hopkins Environmental, Energy, Sustainability and Health Institute advisory council. He was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where he served until 2016 while also serving as its chairman from 2012 to 2014. He was also a member of the board of directors of HA EnergySource Holdings LLC (“HA EnergySource”) from 2012 to 2016. Mr. Eckel has over 30 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses. We believe Mr. Eckel’s extensive experience in managing companies operating in the energy sector and expertise in energy investments make him qualified to serve as our president and chief executive officer and as chairman of our board of directors.

J. Brendan Herron, 56, has served in a variety of roles at the Predecessor and its affiliates from 1994 to 2005, and from 2011 to 2013 and has served as an executive vice president and our chief financial officer since 2013. Mr. Herron has over 20 years of experience in structuring, executing and operating infrastructure and technology investments. From 2006 to 2011, Mr. Herron was the vice president of Corporate Development & Strategy for Current Group, LLC, a provider of smart grid technology to electric utilities. He formerly served on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee and is presently a member of the Board of Trustees of Calvert Hall College High School (Baltimore, MD). Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations. We believe Mr. Herron’s financial background, extensive experience in infrastructure and technology investments and expertise in energy infrastructure make him qualified to serve as our chief financial officer.

Steven L. Chuslo, 59, has been with the Predecessor as general counsel since 2008 and has served as an executive vice president and our general counsel since 2013. Mr. Chuslo is responsible for internal governance matters and is actively involved in structuring, developing, negotiating and closing transactions. He has more than 25 years of experience in the fields of securities, commercial finance and energy development, U.S. federal regulation and project finance. Previously, Mr. Chuslo was the senior legal and finance advisor to the Assistant Secretary of the U.S. Department of Energy Office of Energy Efficiency and Renewable Energy. His prior experience includes being a legal consultant to the office of the general counsel for AOL, Inc. and the General Counsel to EnergyWorks, LLC. In addition, Mr. Chuslo was an associate attorney with Chadbourne & Parke, LLP practicing in the power project finance group and earlier with Davis Polk & Wardwell LLP, practicing in the corporate finance group. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst in 1982 and a Juris Doctorate from the Georgetown University Law Center in 1990.

Nathaniel J. Rose, CFA, 39, has been with the Company and its Predecessor since 2000, in a variety of roles, most recently as a senior vice president since 2007, and has served us as an executive vice president and chief operating officer since 2015. He has been involved with a vast majority of our transactions since 2000. He earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.

Daniel K. McMahon, CFA, 45, has been with the Company and its Predecessor since 2000 in a variety of roles, most recently as a senior vice president since 2007 and has served us as an executive vice president since 2015. Mr. McMahon responsibilities include originating and executing transactions with our government and institutional customers and sourcing capital markets transactions. He has played a role in analyzing, negotiating and structuring several billion dollars of transactions. Mr. McMahon previously worked with T. Rowe Price from 1997 to 2000. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.

M. Rhem Wooten Jr., 57, has been with the Company and its Predecessor as a managing director since October 2010 and has served us as an executive vice president since 2013. Mr. Wooten has worked in the energy industry for more than 30 years, and has extensive experience in project development, commodity trading/risk management and project finance. Mr. Wooten previously held a number of senior management positions, including serving as President of Duke Energy Corporation’s domestic and international independent power production affiliates, as Managing Director, origination and operations of Duke/Louis Dreyfus, chief executive officer of Merchant Energy Group of the Americas (MEGA), as president and chief executive officer of Pradium, Inc. and as president of Allied Syngas Corporation. Mr. Wooten received a Bachelor of Science degree in Business Administration from the University of North Carolina-Chapel Hill in 1981. He holds Series 63 and 79 securities licenses.

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

The projects in which we invest typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of renewable energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced in the future), tax deductions, bonus depreciation as well as federal grants and loan guarantees. The value of tax credits, deductions and incentives may also be impacted by changes in tax laws, rates or regulations. Incentives provided by state and local governments may include renewable portfolio standards (“RPS”), which specify the portion of the power utilized by local utilities that must be derived from renewable energy sources such as renewable energy as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as property assessed clean energy (“PACE”). Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure.

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

Government entities may also suspend or debar contractors from doing business with the government or pursue various criminal or civil remedies under various government contract regulations. They may also issue new government contracts or fail to extend existing government contracts. Our ability to originate new assets could be adversely affected if one or more of the ESCOs or other origination sources with whom we have relationships with are so suspended or debarred or fail to win new, or renew existing, contracts.

Changes in the terms of energy savings performance contracts could have a material and adverse impact on our business.

We derive a portion of our income from the assignment to us of payment streams under energy savings performance contracts with property owners, including government customers, in which the scope and cost of improvements and services are specified. While U.S. federal, state and local government rules governing such contracts vary, such rules may, for example, permit the funding of such contracts through long-term financing arrangements, permit long-term payback periods from the savings realized through such contracts, allow units of government to exclude debt related to such contracts from the calculation of their statutory debt limitation, allow for award of contracts on a “best value” instead of “lowest cost” basis and allow for the use of sole source providers. To the extent these rules become more restrictive in the future, our ability to provide financing to support these projects could be adversely impacted, which could harm our business. Changes in these rules, including retroactive changes, could also negatively impact the operating results of the projects we finance and the returns on our assets.

A change in the fiscal health, level of appropriations or budgets of U.S. federal, state and local governments could reduce demand for our investments.

Although our energy efficiency assets do not normally require direct governmental appropriations and instead the resulting cash flow is generally paid for out of operations and maintenance appropriations based on the energy and operating savings derived from the improved facility, a significant decline in the fiscal health, level of appropriations or budgets of government customers may make it difficult or undesirable for them to make existing payments or to enter into new energy efficiency improvement projects. Alternatively, the government may choose to provide financing or other credit support for sustainable infrastructure projects, which would negatively impact on the use of private capital such as ours. This could have a material and adverse effect on the repayment of our financings or the return on our asset for existing projects and on our ability to originate new assets. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects. For example, an increase in money set aside for government expenditures for energy efficiency projects may reduce demand for our financing.

In addition, to the extent we make investments that involve direct appropriations funding, we will depend on approval of the necessary spending for the projects. The repayment of the financing, or the return on our asset, could be adversely affected if appropriations for any such projects are delayed or terminated.

Because our business depends to a significant extent upon relationships with key industry players, our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We rely to a significant extent on our relationships with key industry players in the markets we target. We originate transactions through programmatic finance relationships with various parties, including global ESCOs. We also originate transactions with renewable energy manufacturers, developers and operators such as EDF Renewable Energy, E.ON, First Solar, Invenergy, SunPower and other companies who own and operate renewable energy projects, including a number of U.S. utility companies. In addition to the net proceeds from past and future offerings, we have traditionally financed our business by accessing the securitization, syndication or other debt markets, primarily utilizing our relationships with insurance companies and commercial banks. We also rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. Our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business. In addition, individuals and entities with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

If the cost of energy generated by traditional sources of energy continues to stay at present levels or declines, demand for the projects in which we invest may decline.

Many traditional sources of energy such as coal, petroleum based fuels and natural gas can be influenced by the price of underlying or substitute commodities. While we believe the potential for rising or increasingly volatile commodity prices and inflation will spur investment in our industry, there have been, and may continue to be, decreases in such prices, which may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on traditional energy sources. For example, we believe low natural gas prices may reduce the demand for projects like renewable energy that can substitute for natural gas. Additionally, low natural gas prices can adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity the projects sell on either a forward or a spot-market basis. Technological progress in electricity generation, storage or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our financing solutions or the price that industry participants receive for the sale of their products could adversely impact our operating results.

If the market for various types of sustainable infrastructure projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area would be adversely impacted.

The market for various types of sustainable infrastructure projects such as renewable energy projects and commercial office building energy efficiency projects are emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interest in existing renewable energy projects, the use of PACE financing and the use of taxable debt for state and local energy efficiency financings are emerging and the future success of these investing techniques is also uncertain. If some or all of these market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of traditional energy sources, the availability of cost-effective energy storage, the cost-effectiveness of such projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, the extent of government subsidies to support sustainable infrastructure and regulatory developments in the power and natural resource industries. In addition, renewable energy projects rely on electric and other types of transmission lines, pipelines and facilities owned and operated by third parties to obtain their inputs or distribute their output. Any substantial access barriers to these lines and facilities could make projects that depend on them more expensive, which could adversely impact the demand or financial performance for such projects and our investments.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of renewable energy and energy efficiency systems that may significantly reduce demand for systems in which we can invest.

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. This could result in a significant reduction in the potential demand for such systems. For example, utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use energy efficiency and renewable energy systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.

Some projects in which we invest rely on net metering and related policies to improve project economics which if reduced could impact repayment of our financings or the return on our assets.

Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other renewable energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their renewable energy system and is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Net metering policies are under review or have been limited or amended in a number of states. The ability and willingness of customers to pay for renewable energy systems which benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may also impact our returns on such systems.

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

The sustainable infrastructure industry, including various forms of renewable energy receives significant media coverage that, whether or not directly related to our business or our projects, can adversely impact our reputation and the demand for our investments. Similarly, negative publicity or public perception of the broader energy-related industries in which we operate could reduce demand for our investments and our projects’ services. Any reduction in demand for sustainable infrastructure projects or for our investments could damage our reputation or could have a material adverse effect on our results of operations and business prospects.

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

We operate in a competitive market and future competition may impact the terms of our investments.

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

The volume and timing of our originations are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs and incentives that help drive demand for sustainable infrastructure projects. As a result of such fluctuations, we may occasionally experience fluctuations in the timing of new asset opportunities or declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.

Risks Related to Our Assets and Projects in Which We Invest

Interest rate fluctuations and increases in interest rates could adversely affect the value of our assets, which could result in reduced earnings or losses and negatively affect our profitability.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Many of our assets pay a fixed rate of interest or provide a fixed preferential return.

With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our assets; (2) the interest expense associated with our borrowings to increase; (3) the value of our fixed rate or fixed return assets to decline; and (4) the value of our interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the value of our fixed rate or fixed return assets to increase; and (5) the value of our interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

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

The financings we provide and the other assets we hold are not publicly traded. The fair value of assets that are not publicly traded may not be readily determinable. As required under and in accordance with U.S. GAAP, we record certain of our assets at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of these assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods when market events make valuations of certain assets more difficult, unpredictable and volatile.

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

Many of our assets are not rated by any rating agency and we expect that some of the assets we originate and acquire in the future will not be rated by any rating agency. Although we focus on sustainable infrastructure projects with high credit quality obligors, we believe that some of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.

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

In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations. Many of the projects are structured as special purpose limited liability companies which limits our ability to realize any recovery to the collateral or value of the project itself. In the event of the bankruptcy of a project owner or other borrower, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

Our sustainable infrastructure projects may incur liabilities that rank equally with, or senior to, our investments in such projects.

We provide a range of investment structures, including various types of debt and equity securities, senior and subordinated loans, real property leases, mezzanine debt, preferred equity and common equity. Our projects may have, or may be permitted to incur, other liabilities or equity preferences that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be, including with respect to grants of collateral. By their terms, such instruments may entitle the holders to receive payment of interest, principal payments or other distributions on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an entity in which we have invested, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instruments in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project.

Our mezzanine or subordinated loans are less protected against losses than senior debt.

We make or acquire mezzanine or subordinated loans, which are loans made to project owners for sustainable infrastructure projects that are subordinate to other more senior interest or are secured by pledges of the borrower’s ownership interests in the project and/or the project owner. These mezzanine or subordinated loans may be subordinate to senior secured loans on the project or to the returns required by the tax equity investor in the project but senior to the project owner’s equity. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our mezzanine or subordinated financing, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our mezzanine or subordinated loan. In addition, mezzanine or subordinated loans are by their nature structurally subordinated to more senior project level financings, and in some cases, to tax equity investors. If a borrower defaults on our mezzanine or subordinated loan, on its obligations to the tax equity investor or on debt or other obligations senior to our loan, or if a borrower declares bankruptcy, our mezzanine or subordinated loan will be satisfied only after the project level debt or other obligations or tax equity and other senior debt is paid in full. Significant losses related to our mezzanine or subordinated loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

In addition, some of our joint ventures, partnerships, securitization or syndication or consortium arrangements, including some of our equity investments, subject the sale or transfer of our interests in these projects to rights of first refusal or first offer, tag along rights or drag along rights and buy-sell, call-put or other similar arrangements. Such rights may be triggered at a time when we may not want them to be exercised and such rights may inhibit our ability to sell our interest in an entity within our desired time frame or on any other desired terms.

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

Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers such as federal, state or local governments for our energy efficiency projects or utilities under power purchase agreements. There is a risk that these customers will default under their contracts. Furthermore, the bankruptcy, insolvency or other liquidity constraints of one or more customers may reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.

Certain of our projects with contractually committed revenues or other sources of repayment under a small number of long term contracts will be subject to re-contracting risk in the future. We cannot provide assurance that these contracts can be re-negotiated once their terms expire on equally favorable terms or at all. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operation and prospects could be materially and adversely affected.

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

While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon energy savings. We are also exposed to credit risk in projects in which we invest that do not depend on funding from governments. We seek to mitigate this credit risk by employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Certain participants in the sustainable energy industry have experienced significant declines in the value of their equity and difficulty in raising or refinancing debt, which increases the credit risk to these companies and there can be no assurance they will be able to fulfill their obligations which could adversely impact our operating results.

Some of the projects in which we invest have sold their output under power purchase agreements which expose the projects to various risks.

Some of our projects enter into PPAs when they contract to sell all or a fixed proportion of the electricity generated by the project, sometimes bundled with renewable energy credits and capacity or other environmental attributes, to a power purchaser, often a utility. PPAs are used to stabilize our revenues from that project. We are exposed to the risk that the power purchaser, who we consider an obligor, will fail to perform under a PPA or the PPA will be terminated or expire, which will lead to that project needing to sell its electricity at the market price, which could be substantially lower than the price provided in the applicable PPA. In most instances, the project also commits to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.

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

The future success of our renewable energy assets will depend, in part, on their ability to maintain satisfactory interconnection agreements. If the interconnection or transmission agreement of a renewable energy project is terminated for any reason, they may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the existing arrangement, or at all, or they may experience significant delays or costs in connection with securing a replacement. If a network to which one or more of the renewable energy projects is connected experiences equipment or operational problems or other forms of “down time,” the affected project may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators for lost income due to down time. In addition, our projects may be exposed to a locational basis risk resulting from a difference between where the power is generated and the contracted delivery point. These factors could materially affect the ability to forecast operations on these projects, which could negatively affect our business, results of operations, financial condition and cash flow.

The generation of electric energy from renewable energy sources depends heavily on suitable meteorological conditions. If renewable conditions are unfavorable, the electricity generation, and therefore revenue from our renewable generation assets, may be substantially below our expectations.

The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Furthermore, components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including hailstorms or tornadoes. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems, and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects.

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

The projects in which we invest often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. The rights to use the land can be obtained through freehold title, leases and other rights of use. Although we believe that the real property rights we acquire, or our projects in which we invest, have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, our rights may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest or our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.

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

We own a limited number of land or leasehold interests that are used by renewable energy projects. One consequence of a limited number of real property assets is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the value of any single property. Our cash flow depends in part on the ability to lease the real estate to projects or other tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

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

At any time, any tenant may experience a downturn in its business, including increased operating costs, termination of a PPA or low spot-market prices of products, that may weaken its operating results or overall financial condition, a tenant may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent or declare bankruptcy. Any tenant bankruptcy or insolvency, leasing delay or failure to make rental payments when due could result in the termination of the tenant’s lease and material losses to us.

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

The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address the financial crisis or other areas of regulatory concern, such as the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any.

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

In addition, one or more of our subsidiaries qualifies for an exception from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities which are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and which are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. These exceptions generally require that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets that meet the requirements of the exception. We intend to treat energy efficiency loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and renewable energy and other sustainable infrastructure projects or improvements as qualifying assets for purposes of these exceptions. In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(A) or (B), to rely on guidance published by the SEC or its staff, including reliance on a no-action letter we recently obtained in connection with Sections 3(c)(5)(A) and 3(c)(5)(B) of the 1940 Act, or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets under the exceptions.

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

Because we expect to distribute substantially all of our REIT taxable income to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

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

These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. Any charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. In March 2015, we increased our overall leverage target, or debt to equity ratio, to 2.5 to 1 from less than 2.0 to 1. Our debt to equity ratio was approximately 1.7 to 1 as of December 31, 2016, in part as a result of our November common equity offering. We also have increased the percentage of fixed rate debt to approximately 67% as of December 31, 2016, or towards the high end our targeted fixed rate debt percentage range of approximately 50% to 70%. In February 2017, our board of directors approved an increase in our targeted fixed rate debt percentage to approximately 60% to 85%. See Item Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources,” for the further information on the calculation of these ratios. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize nonrecourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets and if the value of the pledged assets is below the value of the debt or if we default on the facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. Moreover, we have more limited experience dealing with certain types of debt financings for our assets and we may apply too much leverage to our assets or use the wrong kinds of financings to leverage our assets.

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

We presently hold, and to the extent that we securitize loans in the future, we anticipate that we will often hold the most junior certificates or the residual value associated with a securitization. We may also establish other funds or special purpose entities, where we would hold only a partial or subordinate interest or a residual value after taking into account our nonrecourse debt facilities or a right to participate in the profits of such entity once it achieves a predefined threshold. As a holder of the residual value or other such interests, we are more exposed to losses on the underlying collateral because the interest we retain in the securitization vehicle or other entity would be subordinate to the more senior notes or interests issued to investors and we would, therefore, absorb all of the losses, up to the value of our interests, sustained with respect to the underlying assets before the owners of the notes or other interests experience any losses. In addition, the inability to securitize our portfolio or assets within our portfolio could hurt our performance and our ability to grow our business.

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

Our nonrecourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financings, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. Our financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Although as of December 31, 2016, there were no defaults in our existing credit facility and nonrecourse debt, a default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline and adversely affect our ability to qualify, or remain qualified, as a REIT. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail the returns on our assets.

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

Subject to maintaining our qualification as a REIT, part of our strategy, or the strategy of the projects in which we invest, involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our, or the project’s, financial statements, and our, or the project’s, ability to fund these obligations will depend on the liquidity of our, or the project’s, assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

We have limited experience hedging the interest rate or commodity risk of our assets and liabilities and such hedging, if any, may adversely affect our results of operations.

We have limited experience hedging the interest rate or commodity risk of our assets and liabilities. However, we have entered into interest rate hedges for certain of our liabilities and as part of our strategy, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates or commodity prices. Our hedging activity will vary in scope based on the level and volatility of interest rates or the underlying commodity, our types of assets and liabilities and other changing market conditions. Interest rate or commodity hedging may fail to protect or could adversely affect us because, among other things:

•	our hedging strategies may be poorly designed or improperly executed as a result of from our limited experience hedging the interest rate or commodity risk;

•	interest rate or commodity hedging can be expensive, particularly during periods of rising and volatile interest rates or commodity prices;

•	available interest rate or commodity hedges may not correspond directly with the interest rate or commodity risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or exposure;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through taxable REIT subsidiaries, or “TRSs”), to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

•	our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

In addition, over-the-counter hedges entered into to hedge interest rates or commodity prices involve risk since they often are not traded on regulated exchanges or cleared through a central counterparty. We would remain exposed to our counterparty’s ability to perform on its obligations under each hedge and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of the hedge, we would not receive payments due under that hedge, we may lose any unrealized gain associated with the hedge and the hedged liability would cease to be hedged. While we would seek to terminate the relevant hedge transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant hedge on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the hedge if the counterparty becomes insolvent or files for bankruptcy.

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

In addition, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike over-the-counter swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps compared to over-the-counter swaps. Our over-the-counter hedges with swap dealers will become subject to margin regulations promulgated by U.S. regulators on March 1, 2017, which regulations are expected to increase the required margin, and the cost to us of over-the-counter swaps. The margin requirements for both cleared and uncleared swaps also limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce us to change or reduce the use of hedging transactions. The margin regulations are not expected to apply to any over-the-counter swaps that were entered into prior to the effective date of such regulations.

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

Our common stock is listed on the NYSE. However, there can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	changes in the mix of our financing products and services, including the level of securitizations or fee income in any quarter;

•	actual or perceived conflicts of interest with individuals, including our executives;

•	our ability to arrange financing for projects;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	seasonality in construction and demand for our investments;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the sustainable infrastructure industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	commodity price changes;

•	interest rate changes;

•	additions to or departures of our key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;

•	changes in governmental policies, regulations or laws;

•	failure to qualify, or maintain our qualification, as a REIT or failure to maintain our exception from registration as an investment company under the 1940 Act;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

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

Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement, except that conflict of interest transactions may still run afoul of implied contractual standards under Delaware law. The partnership agreement of our Operating Partnership provides that, for so long as we own a controlling interest in our Operating Partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders. We have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement of our Operating Partnership that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement of our Operating Partnership.

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

Our charter authorizes us to indemnify our directors and officers for actions taken by them in those and other capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former director or officer, and each person who served any predecessor of our company in a similar capacity, to the maximum extent permitted by Maryland law, in connection with the defense of any proceeding to which he or she is made, or threatened to be made, a party or a witness by reason of his or her service to us or any predecessor. In addition, we may be obligated to pay or reimburse the expenses incurred by such persons in connection with any such proceedings without requiring a preliminary determination of their ultimate entitlement to indemnification.

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and, starting with the calendar year ending December 31, 2016, our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and may cause us to incur significant expenses. We may need to continue to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. We believe that we currently have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

We received a private letter ruling from the Internal Revenue Service (“IRS”), which we refer to as the Ruling, relating to our ability to treat certain of our assets as qualifying REIT assets. We are entitled to rely on this Ruling for those assets which fit within the scope of the Ruling only to the extent that we have the legal and contractual rights described therein, we continue to operate in accordance with the relevant facts described in the ruling request we submitted, that such facts were accurately presented and to the extent such ruling is not inconsistent with the Real Property Regulations (as discussed in more detail below). As a result, no assurance can be given that we will always be able to rely on this Ruling.

In August of 2016, the Treasury Department and the IRS published regulations which we refer to as the Real Property Regulations relating to the definition of “real property” for purposes of the REIT income and asset tests which apply to us with respect to our taxable years beginning after December 31, 2016. Among other things, the Real Property Regulations provide that an obligation secured by a structural component of a building or other inherently permanent structure qualifies as a real estate asset for REIT qualification purposes only if such obligation is also secured by a real property interest in the inherently permanent structure served by such structural component. This aspect of the Real Property Regulations has important implications for our qualification as a REIT since a significant portion of our REIT qualifying assets consists of financing receivables that are secured by liens on installed structural improvements designed to improve the energy efficiency of buildings and a significant portion of our REIT qualifying gross income is interest income earned with respect to such financing receivables.

The structural improvements securing our financing receivables generally qualify as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing our financing receivables are integrated into and serve the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inure to us as a result of our financing receivables are sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficient and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building need not be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases which support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore remains uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that our financing receivables meet the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.

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

If the IRS were to assert that a significant portion of our financing receivables do not qualify as real estate assets and do not generate income treated as interest income from mortgages on real property, we would fail to satisfy both the gross income requirements and asset requirements applicable to REITs. If this were to occur, we would be required to restructure the manner in which we receive such income and we may realize significant income that does not qualify for the REIT 75% gross income test, which could cause us to fail to qualify as a REIT.

In addition, our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis in accordance with existing REIT regulations and rules and interpretations thereof. Moreover, the IRS, new legislation, court decisions or other administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Our ability to satisfy the requirements to qualify as a REIT also depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year.

If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our net taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would negatively impact the results of our operations and decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders, which would leave our board of directors with more discretion over our future distribution levels. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.

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

To the extent we acquire debt investments in the secondary market for less than their face amount, the amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. We expect to accrue market discount on the basis of a constant yield to maturity of a debt investment. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt investment was assured of ultimately being collected in full. If we collect less on the debt investment than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the debt investments that we acquire may have been issued with an original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt investments will be made. If such debt investments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. In addition, in the event that any debt investments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt investment are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter. Although we do not presently intend to, we may, in the future, acquire debt investments that are subsequently modified by agreement with the borrower. If such amendments are “significant modifications” under the applicable Treasury Regulations, we may be required to recognize taxable income as a result of such amendments. Finally, we may be required under the terms of indebtedness that we incur with private lenders to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

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

At any time, the U.S. federal income tax laws or regulations governing general corporate taxation or REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. See Item 7. “Management Discussion and Analysis of Financial Condition and Operating Results—Factors Impacting our Operating Results—U.S. Federal Income Tax Legislation” for recently adopted REIT legislation. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

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

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2016, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE under the symbol “HASI.” On February 21, 2017, the last sales price for our common stock on the NYSE was $19.52 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the years indicated:

2016:	High	Low	Dividends
October 1, 2016 through December 31, 2016	$23.36	$18.38	$0.33
July 1, 2016 through September 30, 2016	25.21	20.56	0.30
April 1, 2016 through June 30, 2016	21.60	18.25	0.30
January 1, 2016 through March 31, 2016	19.34	15.69	0.30

2015:	High	Low	Dividends
October 1, 2015 through December 31, 2015	$19.58	$15.46	$0.30
July 1, 2015 through September 30, 2015	21.52	16.32	0.26
April 1, 2015 through June 30, 2015	21.32	18.00	0.26
January 1, 2015 through March 31, 2015	19.15	13.61	0.26

Holders

As of February 21, 2017, we had 137 registered holders of our common stock. The 137 holders of record does not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal all or substantially all of our taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 of the audited financial statements in this Form 10-K for details of our dividends declared in 2016 and 2015.

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and the SNL Finance REIT Index and the Dow

Jones Utility Average which are peer group indexes from April 18, 2013 (our first day of trading on the NYSE) to December 31, 2016. The graph assumes that $100 was invested at closing on April 18, 2013, in our shares of common stock, the S&P 500 Index, and the peer group indexes and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Index	04/18/13	12/31/13	12/31/14	12/31/15	12/31/16
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$126.51	$137.59	$193.74	$206.61
S&P 500 Index	$100.00	$121.73	$138.39	$140.31	$157.09
SNL Finance REIT Index (1)	$100.00	$84.25	$96.48	$88.47	$108.98
Dow Jones Utility Average	$100.00	$96.99	$126.71	$122.83	$145.16

Source: SNL Financial, which is now S&P Global Market Intelligence, a division of S&P Global.

(1)	As of February 8, 2017, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust, Inc.; AGNC Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Blackstone Mortgage Trust, Inc.; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Five Oaks Investment Corp.; Great Ajax Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Invesco Mortgage Capital Inc.; JER Investors Trust Inc.; Jernigan Capital Inc.; Ladder Capital Corp.; MFA Financial, Inc.; MTGE Investment Corp.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Orchid Island Capital, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Starwood Property Trust, Inc.; Sutherland Asset Management Corporation; Two Harbors Investment Corp.; United Development Funding IV; and Western Asset Mortgage Capital Corporation.

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

As of December 31, 2016, we have 1,181,672 shares of our restricted common stock outstanding, which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees. In addition, from January 1, 2017 through February 21, 2017, we have granted 42,915 shares of our restricted common stock, which are subject to vesting, and in some cases, performance requirements, to our directors, officers and other employees.

The following table presents certain information about our equity compensation plan as of December 31, 2016:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,657,947
Equity compensation plans not approved by stockholders	—

Total	1,657,947

(1)	The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock)) at the time of the award. As of December 31, 2016, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase share of our common stock.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

During the years ended December 31, 2016, certain of our employees surrendered common stock owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted stock units.

The table below summarizes all of our repurchases of common stock during 2016. The number of shares purchased represents shares of common stock surrendered by certain of our employees to satisfy their minimum tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2016	413	$17.49	N/A	N/A
March 2016	8,991	$18.06	N/A	N/A
April 2016	62,800	$19.93	N/A	N/A
May 2016	168,302	$19.70	N/A	N/A
June 2016	15,295	$20.30	N/A	N/A
August 2016	2,491	$22.80	N/A	N/A
December 2016	71,991	$19.04	N/A	N/A

Item 6.	Selected Financial Data.

The following table sets forth selected financial and operating data on a historical basis for the Company for the last four calendar years. Prior to calendar year 2013, the Predecessor’s fiscal year ended September 30. The financial data also reflects the fiscal year ended September 30, 2012 as well as the three-month stub period ended December 31, 2012. To the extent any of the financial data included in this Form 10-K is as of a date or from a period prior to the consummation of our IPO, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our company’s results of operations, cash flows or financial position following the completion of the IPO.

The following financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto. The results of operations for the interim three month periods ended December 31, 2012 are not necessarily indicative of the results to be obtained for the full fiscal year. Certain amounts in the prior year have been reclassified to conform to the current year presentation.

	Year Ended December 31,				Three Months Ended December 31, 2012	Year Ended September 30, 2012
	2016	2015	2014	2013
	(amounts in millions, except share and per share data)
Total Revenue, net of provision	$81	$59	$45	$13	$6	$27
Expenses	(72)	(51)	(35)	(26)	(4)	(22)
Income (loss) from equity method investments	6	—	—	—	(1)	(1)

Net Income (Loss)	$15	8	10	(13)	1	4

Net Income (Loss) attributable to controlling shareholders	$15	$8	$10	$(10)	$1	$4

Balance Sheet Data (at Period End):
Financing receivables (1)	$1,042	$844	$615	$373		$196
Investments (2)	58	29	27	95		—
Real estate (3)	172	156	114	—		—
Equity method investments	363	319	144	—		—
Total assets	1,746	1,470	1,009	571		232
Nonrecourse debt	692	664	319	260		200
Credit facility	283	247	316	77		5
Total liabilities	1,172	1,038	735	420		213
Total equity	574	432	274	151		19
Per Share Data:
Basic and diluted earnings per share	$0.32	$0.21	$0.43	$(0.68)		$—
Dividends declared	$1.23	$1.08	$0.92	$0.42		$—
Weighted average shares outstanding—basic and diluted	40,290,717	30,761,151	20,656,826	15,716,250		—
Managed Assets (4)	$3,933	$3,188	$2,609	$2,086		$1,608

(1)	Includes financing receivables held for sale.
(2)	The December 31, 2013 balance includes investments held-to-maturity.
(3)	Includes real estate intangible assets.
(4)	See “—Non-GAAP Financial Measures—Managed Assets” for information on Managed Assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Our Business

We make debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. We focus on providing preferred or senior level capital to established sponsors and high credit quality obligors for assets that generate long-term, recurring and predictable cash flows.

We are internally managed and our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 15 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global ESCOs, such as Honeywell International, Ingersoll Rand, Johnson Controls, Schneider Electric, Siemens and United Technologies. We also originate transactions with renewable energy manufacturers, developers and operators such as EDF Renewable Energy, E.ON, First Solar, Invenergy, SunPower and other companies who own and operate renewable energy projects, including a number of U.S. utility companies. Additionally, we rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities.

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

We may also invest in other projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

Our goal is to deliver attractive risk-adjusted returns to our stockholders by investing in projects that generate long-term, recurring and predictable cash flows or cost savings. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cash flow over the term of the financing or investment. Our financings typically benefit from contractually committed obligations of government entities or private, high credit quality obligors. Our investments take various forms, including lending or financing transactions, land ownership and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure.

We completed approximately $1.1 billion of transactions during 2016, compared to approximately $935 million during 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. As of December 31, 2016, we held approximately $1.6 billion of transactions on our balance sheet which we refer to as our “Portfolio”, including approximately 59% of our 2016 transactions. We finance our Portfolio with a combination of debt and equity. In 2016, we issued approximately $176 million of common equity through public offerings and completed approximately $98 million of debt financings.

Our “Portfolio” included the following as of December 31, 2016:

•	Financing receivables, such as project loans, receivables and direct financing leases,

•	Debt and equity securities,

•	Real estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, where we hold a non-consolidated equity interest in a renewable energy project.

We generally refer to both Financing Receivables and Debt securities as debt investments. As of December 31, 2016, approximately 67% of our Portfolio consisted of fixed rate debt investments. Approximately 11% of our Portfolio was real estate with long-term leases and approximately 22% of our Portfolio represented unconsolidated renewable energy project equity investments. Excluding our equity investments, approximately 44% of our Portfolio consisted of U.S. federal government or state or local government obligors, approximately 54% consisted of investment grade commercial obligations and approximately 2% consisted of non-investment grade rated commercial obligations, in all cases rated either by an independent third party rating service or our internal credit rating system. Our Portfolio consisted of over 130 transactions and the weighted average remaining life of our Portfolio as of December 31, 2016 (excluding match-funded transactions) was approximately 11 years. For more information on the assets included in our Portfolio, see the “Our Portfolio” section of Financial Condition and Results of Operation discussed below.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. We securitized or sold approximately 41% of our 2016 transactions. The market for the assets we finance has remained active throughout various market cycles due to investor demand for high credit quality, long-term investments. We typically arrange such securitizations of loans or other assets prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are normally associated with traditional capital markets conduit transactions. Additionally, we have typically avoided funding risks for these loans or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed. In most cases, the transfer of loans or other assets to these non-consolidated securitization trusts qualify as sales for accounting purposes. In these transactions, we record income as a gain on sale of receivables and investments.

As of December 31, 2016, we managed approximately $2.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2016, we manage approximately $3.9 billion of assets which we refer to as our managed assets.

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

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of December 31, 2016, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed or with regard to any specific terms of such pipeline transactions.

Market Conditions

We believe that the sustainable infrastructure markets in which we invest will continue to develop despite the potential for a reduction or elimination of national policies focused on the environment and GHG emissions as a result of the recent national elections. Despite the potential for these policy changes, at the national level, there continues to be interest in implementing policies to encourage private sector funded investment in infrastructure to create jobs and grow the economy. As discussed below, we believe that the development of projects in our markets help to achieve these goals and thus may benefit from these policies. With regards to energy efficiency, we see not only increasing interest in the cost effective solutions like light emitting diode (“LED”) lighting but a focus on energy resiliency or assuring a reliable source of energy despite weather or other events which disrupt traditional sources. In the renewable markets, much of the U.S. energy policy is implemented at the state level where we continue to see support for the use of renewable energy in many states. In addition, we see increasing interest by large corporations to reduce carbon emissions through the use of renewable energy.

Longer term, despite any uncertainty related to the election, we believe that the infrastructure markets we serve are in the midst of a prolonged expansion fueled principally by the following macro-economic and geopolitical trends:

•	global climate change caused by man-made GHG emissions;

•	governmental policies that seek to address global climate change and other environmental issues;

•	volatile commodity prices;

•	national security risks associated with energy procurement that threaten energy supply;

•	fiscal challenges and budgetary constraints facing U.S. federal, state and local governments;

•	the environmental and social policies of large corporations and companies; and

•	the demand for domestic investment in infrastructure and job creation.

There appears to be significant political interest in economic policies intended to improve the quality of the U.S. infrastructure and create jobs. Energy efficiency, wind and solar are a major contributor to U.S. employment as approximately 2.6 million Americans work, full or part time, in the energy efficiency and wind and solar industries according to a January 2017 U.S. Department of Energy report, U.S. Energy and Employment Report. This represents approximately 40% of the 6.4 million Americans employed in the electric power, oil, gas and coal and motor vehicles industries (excluding auto dealerships) included in the survey. Based on the survey, it is estimated that the increase in efficiency, wind and solar jobs from 2015 to 2016 represented approximately 10% of the total net jobs created in the U.S. in 2016. Given the importance of our industries to U.S. employment, we believe the industries we target will benefit from policies to encourage private sector funded investment in infrastructure.

The energy efficiency markets in which we participate are based upon the building owner obtaining an appropriate return from realized energy savings above the cost of the energy efficiency investment. Energy efficiency technology continues to improve resulting in increased savings that is expected to increase energy efficiency investments. For example, a July 2015 U.S. Department of Energy report, Adoption of Light-Emitting Diodes in Common Lighting Applications, estimated that the potential annual energy savings from the implementation of LED lighting would be approximately $49 billion. The Federal Energy Savings Performance Contracts (ESPCs), are an example of a public private partnership that eliminate the need for a federal agency to find appropriated funds to replace, operate, and maintain energy-using equipment while providing multiple benefits, including saving taxpayer dollars from energy savings, improving conditions for federal workers and service men and women and creating private sector jobs. In addition, federal agencies, including the U.S. Department of Defense (DoD) are focused on increased adoption of energy efficiency improvements and on-site renewable energy generation to improve energy resiliency.

Renewable energy growth is likely to be driven by state level policies designed to increase demand for renewable energy deployments, which typically take the form of RPS targets, as opposed to federal policy. The implementation of the Clean Power Plan, a proposed rule introduced by the U.S. Environmental Protection Agency and intended to establish GHG emissions guidelines for existing U.S. power plants, was stayed by the Supreme Court of the United States pending review on the merits by the U.S. Court of Appeals for the District of Columbia Circuit, which heard oral arguments in September 2016 and has not yet issued a decision. In addition, the President’s campaign platforms included a repeal of the Clean Power Plan.

In contrast, state-driven policy continues to widen demand for renewable energy deployment, with 29 states, Washington, D.C. and three territories having active RPS targets according to a National Renewable Energy Laboratory and Lawrence Berkeley National Laboratory December 2016 report, A Prospective Analysis of the Costs, Benefits, and Impacts of U.S. Renewable Portfolio Standards. A Lawrence Berkeley National Laboratory April 2016 Renewable Portfolio Standards 2016 Annual Status Report estimated that RPS standards apply to 55% of U.S. retail electric sales and that non hydro renewable energy capacity will need to increase by 50% from 2015 to 2030 to meet the existing RPS requirements.

In addition, despite potential changes in federal policy, corporate demand for renewable energy procurement continues to increase, driven by the desire to meet sustainability goals, reduce greenhouse gas emissions, generate an attractive return on investment and limit exposure to energy price variability. A November 2016 Bloomberg New Energy Finance report noted that corporate demand for Power Purchase Agreements (PPAs) has been growing at a 64% compound annual growth rate since 2010 and estimates that corporate demand will increase by 170% by 2025 in order to meet publicly announced commitments.

While we believe that the long-term growth prospects for our business remain positive, there is the potential for financial market and commodity price volatility and interest rate movements that may impact the markets we serve. The President and the Republican led Congress has indicated a desire to reduce or eliminate many of the regulations such as the Dodd Frank Act that were put in place after the financial crisis. In addition, there is a focus on potential wide reaching changes to the U.S. tax system. While we continue to monitor these potential changes, it is difficult to determine their effect due to lack of specific legislation.

The U.S. Energy Information Administration reported that average benchmark natural gas prices decreased by approximately 4% from the 2015 levels which represented a decline of approximately 41% from 2014 but is projecting an increase in 2017 of approximately 36%. Wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the country and thus lower natural gas prices have the potential to negatively impact renewable energy projects that sell wholesale power on a “merchant” basis at spot prices. As described in more detail in “—Factors Impacting our Operating Results—Commodity Prices” below, we attempt to mitigate our exposure to commodity price volatility by focusing on projects with contracted revenues and by negotiating certain structural protections such as preferred returns. In addition, we do not generally lend to individual companies but instead focus on projects or portfolios of assets which are typically held in special purpose entities. We also seek to manage credit risk that might arise from commodity price declines thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and on-going active asset management and portfolio monitoring.

The U.S. Federal Reserve raised its target range for the fed funds rate by 0.25% in December 2016 and has projected additional potential rate hikes in 2017 As described in “— Factors Impacting our Operating Results—Changes in Market Interest Rates and Liquidity,” on the asset side, rising rates and any widening of spreads will increase the returns from new investments we make, which we believe will have a positive impact on our overall

Portfolio yield. On the liability side, and in response to concerns over rising interest rates, we have increased our level of fixed rate debt and plan to continue to broaden our sources of debt over the next one to three years.

Notwithstanding the near-term concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business in the face of these conditions. Historically, better risk-adjusted returns were available in a higher interest rate environment rather than lower. As a long-term participant committed to providing capital for sustainable infrastructure, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from registration as an investment company under the 1940 Act.

Portfolio Size

The size of our Portfolio will be a key revenue driver. Generally, as the size of our Portfolio on our balance sheet grows the amount of our investment revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to equity method investment activity, the income or loss from such investments will not be included in revenue but are reflected on a separate line in our income statement and will vary over time. In addition, we may decide for any particular project that we should securitize or otherwise sell a portion, or all, of the project, which would result in gain on sale of receivables and investments or fee income as, described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our investment revenue.

Income from Securitization, Syndication and Other Services

We will also earn gain on sale of receivables and investments or fee income by securitizing or selling all or a portion of our transactions and by servicing the securitization financings we arrange. For transactions that we securitize to a non-consolidated trust, we recognize a gain on securitization of the receivables. We typically receive a majority of the gain in cash and record the present value of the remaining portion as a retained interest in our securitization assets. We may also recognize additional income such as servicing fees from these securitization assets over the life of the project.

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

The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of our originated assets we decide to transfer to other investors. We view this revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of fee income will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the potential income from a securitization or syndication, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exception from registration under the 1940 Act.

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt, real estate or equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

We utilize a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third party credit scoring system. We then evaluate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary.

Changes in Market Interest Rates and Liquidity

Interest rates and prepayment speeds vary according to the type of asset, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) an increase in the returns we receive from new financings we provide, but will also likely cause project owners to be less interested in borrowing or raising equity and thus reduce the demand for our financings and services; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return investments to decline; and

(4) the market value of interest rate swap agreements to increase, to the extent we, or the projects to which we provide capital, enter into such agreements as part of a hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) a decrease in the returns we receive from new financings we provide, but will also likely cause project owners to be more interested in borrowing or raising equity and thus increase the demand for our financings; (2) prepayments on our investments, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return investments to increase; and (5) the market value of interest rate swap agreements to decrease, to the extent we, or the projects to which we provide capital, enter into such agreements as part of our hedging strategy. We are, and will, in the future, be subject to changes in market interest rate for any new floating rate assets and credit facilities, including our existing credit facility and the refinancing of our fixed rated debt. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. In addition, our ability to receive protection against prepayments, which occur in a declining interest rate environment, including through the use of make-whole payments, will vary according to type of investment and obligor. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exception from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge interest rate risk. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile.

In preparation for potentially higher interest rates, we have been increasing our targeted fixed rate debt percentage range which was approximately 50% to 70% for 2016 and which was increased in February 2017 to approximately 60% to 85%. As of December 31, 2016, our fixed rate debt percentage was 67%. For the purposes of these calculations, we used the total debt on our balance sheet, including our credit facility, nonrecourse securitization debt and other nonrecourse match funded debt but excluding securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors). In addition, for the purposes of the fixed rate debt target, we include in the fixed rate debt, the present notional value of floating rate debt that is hedged by interest rate swaps. See—Liquidity and Capital Resources, for the further information on the calculation of this ratio.

We have also worked to expand our liquidity and access to the debt and securitization markets. As a result, we entered into a number of debt or securitization transactions with new lenders or institutional investors in 2015 and 2016.

Commodity Prices

When we make debt or equity investments for a project that act as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, may be subject to risk if energy prices change. We also mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

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

Government Policies

We make debt and equity investments in renewable energy projects that typically depend in part on various federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage, encourage the use of renewable energy or encourage the investment in and the use of sustainable infrastructure. Incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced in the future), tax deductions, bonus depreciation as well as federal grants and loan guarantees. The value of tax credits, deductions and incentives may also be impacted by changes in tax rates or regulations. Incentives provided by state and local governments may include a RPS, which specifies the portion of the power utilized by local utilities that must be derived from renewable energy sources such as renewable energy as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as PACE. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments. In addition, U.S. federal, state and local governments provide regulatory, tax and other incentives to encourage the development and growth of sustainable infrastructure.

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

In addition, the current administration has indicated that it intends to promote significant changes to the U.S. federal income tax laws, and members of Congress have drafted an initial proposal for comprehensive tax reform. We will consider the potential tax impact of these potential changes on our business and strategy and determine if it is in our best interests to continue to qualify as a REIT.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use including areas that involve the use of significant estimates. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. See Note 2 of the audited financial statements in this Form 10-K for further details on our accounting policies.

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. Additionally, there were certain newly issued accounting pronouncements that may be relevant to our business. See Note 2 of the audited financial statements in this Form 10-K for further details on these newly issued accounting pronouncements.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

Financing Receivables

Financing receivables include sustainable infrastructure project loans, receivables and direct financing leases that have not been securitized. In evaluating the accounting for our financing receivables we make certain judgments related to whether each transaction should be classified as a receivable that is held-to-maturity or held-for-sale. As our strategy includes holding a large portion of our transactions on our balance sheet, most of our financing receivables will be classified as held-to-maturity. If any of our financing receivables are classified as held-for-sale, the asset would be reported at the lower of our cost or fair value with any changes in value below our costs recorded in the income statement. We evaluate our financing receivables on at least a quarterly basis, and more frequently when economic or other conditions warrant such an evaluation, for potential delinquencies or other events that may indicate a potential impairment of the financing receivable. If an asset is determined to be impaired, the impairment charges would be recorded in the income statement and reduce our net income. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements in this Form 10-K.

Investments

Our investments are comprised of both debt and equity securities in sustainable infrastructure projects. We evaluate our loan or other debt transactions to determine if they have been issued in the form of a debt security, in which case, we classify the transaction as an investment instead of a loan. Because we periodically have sold some of these investments, we treat them as available-for-sale debt securities that are carried at fair value based on current interest rates and spreads and with any change in value recorded as a component of accumulated other comprehensive income (“AOCI”). We evaluate these investments for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. If we would conclude that any of our investments had an OTTI, we would record an impairment charge in the income statement and reduce our net income. We further discuss our process for evaluating this judgment in Note 2 of the audited financial statements in this Form 10-K.

Real Estate

We acquire real estate which may include both the real estate and in-place leases. We record our real estate purchases as asset acquisitions that are recorded at cost, including acquisition and closing costs unless each transaction meets the definition of a business combination in accordance with ASC 805, Business Combinations. In an asset acquisition of both real estate and in-place leases, the purchase price and acquisition related costs are allocated and recorded between the real estate and the in-place lease based on their relative fair values. In a business combination, the real estate and in-place leases are recorded at their individual fair values with acquisition costs expensed in the current period. There is judgment in determining the fair value of the real estate and in-place leases which we discuss in further detail in Note 2 of the audited financial statements in this Form 10-K. If it was determined that the allocation of the purchase price should have been different than we had recorded in our financial statements, there could be an increase or decrease to amounts that we have amortized in our income statement related to the in-place leases.

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in a transfer of a financial asset it would be treated as a financing activity rather than a sale in our financial statements. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements of this Form 10-K.

Consolidation and Equity Method Investments

For entities not evaluated as described above for securitizations, we account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment and make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities assets, liabilities and related activity in our financial statements. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements of this Form 10-K.

For those transactions not consolidated, we determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact to our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income. We further discuss our process for applying this method of income allocations in Note 2 of the audited financial statements of this Form 10-K.

Segment Reporting

We make debt and equity investments for sustainable infrastructure projects which we manage as a single portfolio and report all of our activities as one business segment.

Results of Operations

We completed approximately $1.1 billion of transactions during 2016, compared to approximately $935 million during 2015. Our strategy includes holding a large portion of these transactions on our balance sheet. As of December 31, 2016, we held approximately $1.6 billion of our assets on our balance sheet, including approximately 59% of our 2016 transactions. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio.”

Our Portfolio

As of December 31, 2016, approximately 67% of our Portfolio consisted of fixed rate debt investments. Approximately 11% of our Portfolio was real estate with long-term leases and approximately 22% of our Portfolio represented unconsolidated equity ownership of renewable energy projects. Our Portfolio consisted of over 130 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 11 years as of December 31, 2016. The following chart shows our Portfolio (excluding equity investments) by the credit quality of the obligor.

[1]	The credit quality of our portfolio excludes our equity investments and reflects ratings either by an independent third party rating service or our internal credit rating system. See Note 6 of the audited financial statements in this Form 10-K for further analysis of our Portfolio by type of obligor and credit quality as of December 31, 2016 as well as other details on our Portfolio.

The table below provides details on the interest rate and maturity of our debt investments as of December 31, 2016:

	Balance in Millions	Maturity
Fixed-rate financing receivables, interest rates of less than 5.00% per annum	$495	2017 to 2041
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	344	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.50% per annum	203	2018 to 2069

Financing receivables	1,042
Allowance for credit losses	—

Financing receivables, net of allowance	1,042
Fixed-rate investment in debt securities, interest rates of less than 5.00% per annum	52	2025 to 2040
Fixed-rate investment in debt securities, interest rates from 5.01% to 6.50% per annum	6	2031 to 2036

Total Debt Investments	$1,100

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

	Years Ended December 31,
	2016	2015	2014
	(In millions except for interest rate data)
Interest Income, Financing receivables	$48	$37	$23
Average monthly balance of financing receivables (1)	$858	$703	$430
Average interest rate from financing receivables	5.6%	5.3%	5.4%
Interest Income, Investments	$2	$2	$4
Average monthly balance of investments	$44	$28	$67
Average interest rate from investments	4.1%	5.3%	5.7%
Rental Income	$12	$9	$3
Average monthly balance of real estate	$163	$140	$50
Average yield on real estate	7.3%	6.5%	6.3%
Average monthly balance of Portfolio	$1,064	$871	$547
Average yield from Portfolio	5.8%	5.5%	5.5%
Investment interest expense (2)	$31	$20	$15
Average monthly balance of debt (2)	$719	$571	$381
Average interest rate from debt (2)	4.3%	3.4%	4.0%
Average interest spread (2)	1.5%	2.1%	1.5%
Net investment margin (2)	2.9%	3.3%	2.7%

(1)	Excludes the allowance for credit losses of $1.2 million as of December 31, 2014.
(2)	Excludes the nonrecourse debt used to finance the equity investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of December 31, 2016:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables	$1,042	$57	$160	$276	$549
Investments	$58	$1	$7	$7	$43

See Note 6 of our audited financial statements in this Form 10-K:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of December 31, 2016, and

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2016.

For information on our residual assets relating to our securitization trusts, see Note 5 of our audited financial statements in this Form 10-K. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates ranging until 2040.

As previously discussed in our 2015 Form 10-K for the year ended December 31, 2015, along with other reports filed under the Exchange Act, we held a $13 million senior secured debt investment, along with a large financial institution which held the remaining approximately $45 million in outstanding debt securities, in an operating wind project that was being foreclosed upon and expected to be sold. The foreclosure and sale was completed in 2016 and we recovered the full value of our debt investment and recognized a gain of $0.8 million.

We had no financing receivables, investments or leases on nonaccrual status as of December 31, 2016. We evaluate any modifications to our financing receivables in accordance with the guidance in ASC 310, Receivables. We evaluate modifications of financing receivables to determine if the modification is more than minor, whereby any related fees, such as prepayment fees, would be recognized as income at the time of the modification. We did not have any loan modifications that qualify as trouble debt restructurings for the years ended December 31, 2016, 2015 or 2014.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Years ended December 31		$ Change	% Change
	2016	2015
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$48	$37	$11	30%
Interest Income, Investments	2	2	—	—%
Rental Income	12	9	3	33%
Gain on sale of receivables and investments	17	9	8	89%
Fee income	2	2	—	—%

Total Revenue	81	59	22	37%
Expenses:
Interest expense	45	27	18	67%
Compensation and benefits	19	17	2	12%
General and administrative	8	7	1	14%

Total Expenses	72	51	21	41%

Income before equity method investments	9	8	1	13%
Income (loss) in equity method investments	6	—	6	NM

Net Income (Loss) before income tax	15	8	7	88%
Income tax (expense) benefit	—	—	—	NM

Net Income (Loss)	$15	$8	$7	88%

NM—Percentage change is not meaningful.

•	Net Income increased by approximately $7 million as a result of a $22 million increase in Total Revenue and $6 million increase in income from equity method investments, partially offset by a $21 million increase in total expenses, including a $18 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $11 million due to an approximately $155 million increase in the average financing receivables balance in our Portfolio as compared to 2015 and an increase in the average yield to 5.6% from 5.3%. Rental Income grew by $3 million due to an approximately $23 million increase in the average real estate balance in our Portfolio as compared to 2015. Gain on sale of receivables and investments grew by $8 million due primarily to an increase in securitization activity.

•

The increase in revenue was offset by $18 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher fixed rate debt amounts outstanding during the year ended December 31, 2016, when compared to the same period in 2015. The monthly average debt balance, excluding the nonrecourse secured borrowings used to finance the equity investments in the wind projects, increased by approximately $150 million and the average debt rate increased by 0.9% for 2016 as compared to 2015. These increases were primarily due to the debt transactions in the fourth quarter of 2015 being outstanding for a full year in 2016. Interest expense for 2016 for debt secured by our renewable energy equity investments was approximately $14 million as compared to interest expense of approximately $7 million in 2015 again in large part due to the debt transactions in the fourth quarter of 2015 being outstanding for a full year in 2016. We recorded equity method income related to those investments of approximately $6 million in 2016 and losses of less than $1 million in 2015. Increase in equity income is primarily driven by new equity investments in 2016. See the Non-GAAP Financial Measures section below for more information.

•	Compensation and benefits increased by $2 million due to higher staffing costs and general and administrative costs increased by approximately $1 million primarily due to higher public company related costs.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

	Years ended December 31		$ Change	% Change
	2015	2014
	(dollars in millions)
Revenue:
Interest Income, Financing receivables	$37	$23	$14	61%
Interest Income, Investments	2	4	(2)	(50%)
Rental Income	9	3	6	200%
Gain on sale of receivables and investments	9	13	(4)	(31%)
Fee income	2	2	—	—%

Total Revenue	59	45	14	31%
Expenses:
Interest expense	27	16	11	69%
Compensation and benefits	17	11	6	55%
General and administrative	7	6	1	17%
Acquisition costs	—	2	(2)	(100%)

Total Expenses	51	35	16	46%

Income before equity method investments	8	10	(2)	(20%)
Income (loss) in equity method investments	—	—	—	—%

Net Income (Loss) before income tax	8	10	(2)	(20%)
Income tax (expense) benefit	—	—	—	NM

Net Income (Loss)	$8	$10	$(2)	(20%)

NM—Percentage change is not meaningful.

•	Net Income decreased by approximately $2 million because the $14 million increase in Total Revenue was offset by a $16 million increase in total expenses, including a $11 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on the a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $14 million due to an approximately $270 million increase in the average financing receivables balance in our Portfolio as compared to 2014. Rental Income grew by $6 million due to an approximately $90 million increase in the average real estate balance in our Portfolio as compared to 2014. Investment income also fell by approximately $2 million as a result of an approximately $40 million decrease in the average investment balance in 2015 as compared to 2014. Gain on sale of receivables and investments decreased by $4 million due primarily as a result of fewer transactions and a lower margin on the sale of investments in the year ended December 31, 2015, when compared to same period in 2014.

•	The increase in revenue was offset by $11 million of higher interest expense due to an increase in the average outstanding balance of our debt during the year ended December 31, 2015, when compared to the same period in 2014. As we have increased our leverage, the monthly average debt balance, excluding the nonrecourse secured borrowings used to finance the equity investments in the wind projects, increased in the year ended December 31, 2015 to approximately $571 million compared to approximately $381 million during the year ended December 31, 2014. Our average debt rate on these borrowings decreased to 3.4% during the year ended December 31, 2015, from 4.0% during the same period in 2014 due primarily to holding a higher average balance in the credit facility in 2015. Interest expense for 2015 also includes approximately $7 million of interest expense related to approximately $234 million of loans outstanding as of December 31, 2015, secured by our renewable energy equity investments as compared to interest expense of approximately $2 million in the same period in 2014 on borrowings of approximately $116 million as of December 31, 2014. We recorded equity method income related to those investments of approximately $0 in both years. See the Non-GAAP Financial Measures section below for more information.

•	Compensation and benefits increased by $6 million due largely to higher equity based compensation expenses in the year ended December 31, 2015 of approximately $5 million when compared to same period in 2014. Equity based compensation expense is calculated based upon actual and expected achievement of certain performance targets and or service-based vesting periods that may consist of multi-year periods. The 2015 equity based compensation expense includes expenses for awards granted in 2013, 2014 and 2015 that had performance periods and service-based vesting terms satisfied in 2015 and beyond. General and Administrative costs increase by $1 million and there were no business combination related acquisition costs in 2015 when compared to $2 million of costs incurred in 2014 related to our real estate acquisitions

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one-time acquisition related costs, if any, and any non-cash tax charges. We also make an adjustment to account for our equity method investments in the renewable energy projects as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

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

Under U.S. GAAP, we account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”), in this case, at the end of the immediately preceding quarter. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. Given the structure of the investments, we negotiated the purchase prices of our renewable energy investments based on our assessment of the expected cash flows we will receive from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. In an attempt to treat these investments in a manner similar to our other investments and our initial valuation and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, in calculating Core Earnings for the below periods, we include as Core Earnings the distributions received from these investments less an estimated return of capital. Generally, under this methodology, we reflect our initial capital investment as being amortized over the life of the project using a constant yield. The initial constant yield we selected is equal to the discount rates we determined when making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the expected amortization for purposes of calculating Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses in certain of our equity investment transactions is projected to change in 2019, which is expected to result in an increase of the amount in HLBV profits or losses allocated to us.

As of December 31, 2016 we have outstanding borrowings of approximately $239 million, most of which are on a nonrecourse basis, using our equity method investments as collateral. Included in our U.S. GAAP investment interest expense for the year ended December 31, 2016, was approximately $14 million of interest expense related to these loans secured by our equity method investments. For the year ended December 31, 2016, we collected cash distributions from our renewable energy equity investments of approximately $56 million, of which $24 million represents our Core Earnings adjustment for these investments based upon the constant yield methodology discussed above.

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

We have calculated our Core Earnings for the years ended December 31, 2016, 2015 and 2014. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	For the Years Ended December 31,
	2016		2015		2014
	$	Per Share	$	Per Share	$	Per Share
	(in thousands, except per share amounts)
Net income (loss) attributable to controlling shareholders	$14,652	$0.32	$7,958	$0.21	$9,607	$0.43
Core Earnings Adjustments
Equity method investment in renewable energy projects	24,381		13,405		2,376
Non-cash equity-based compensation charge	10,054		10,641		5,187
Business combination acquisition costs	—		—		2,456
Amortization of intangibles	1,338		1,382		479
Non-cash provision (benefit) for taxes	—		46		9
Current year earnings attributable to minority interest	104		76		163

Core Earnings (1)	$50,529	$1.20	$33,508	$1.04	$20,277	$0.93

(1)	Core Earnings per share is based on 41,940,480, 32,310,395 and 21,870,184 shares for the years ended December 31, 2016, 2015 and 2014, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets as of December 31, 2016, 2015, and 2014 :

	As of December 31,
	2016	2015	2014
	(in millions)
Financing receivables (1)	$1,042	$844	$615
Investments (1)	58	29	27
Real estate	172	156	114
Equity method investment in affiliate	363	319	144
Assets held in securitization trusts	2,298	1,840	1,709

Managed Assets	$3,933	$3,188	$2,609

Credit losses as a percentage of assets under management	0.0%	0.0%	0.0%

(1)	Includes financing receivables and investments held for sale.

Other Financial Measures

The following are certain financial measures for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
Return on assets	0.9%	0.6%	1.2%
Return on equity	2.9%	2.3%	4.6%
Average equity to average total assets ratio	31.3%	28.5%	26.8%

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of December 31, 2016, the facility provides for up to $500 million of borrowing capacity with maximum total advances of $1.5 billion.

In addition, as of December 31, 2016, we had approximately $692 million of nonrecourse borrowings. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of December 31, 2016, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.3 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these nonrecourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We continue to provide details on the estimated GHG emissions saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. For further information on the credit facility, asset backed nonrecourse notes, securitizations and our nonrecourse match funded debt, see Note 5, 7 and 8 to our financial statements of this Form 10-K.

We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make. We also expect to continue to raise funds through public and private offerings of equity. In May 2016, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $75 million of our common stock. During the year ended December 31, 2016, we issued approximately 0.5 million shares and raised approximately $9 million under our ATM program. We issued approximately $176 million of common equity through public offerings and our ATM program in 2016. See Note 11 to our financial statements of this Form 10-K.

The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and risk and portfolio and financial management considerations, including the potential for gain on sale or fee income, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financings arrangements.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.7 to 1 as of December 31, 2016, which is below our leverage target of 2.5 to 1, in part as a result of our November common equity offering. We would expect over time to add additional debt, which will allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 67% as of December 31, 2016, or towards the high end our targeted fixed rate debt percentage range of approximately 50% to 70%. In February 2017, our board of directors approved an increase in our targeted fixed rate debt percentage to approximately 60% to 85% in response to the expected changes in interest rates.

The calculation of our debt at fixed rates and leverage as of December 31, 2016 and 2015 is shown in the chart below:

	December 31, 2016	% of Total	December 31, 2015	% of Total
($ in millions)
Floating-Rate Borrowings	$320	33%	$260	29%
Fixed-Rate debt	$655	67%	$651	71%

Total Debt (1)	$975	100%	$911	100%

Equity	$574		$432
Leverage	1.7 to 1		2.1 to 1

(1)	Floating-Rate Borrowings include borrowings under our floating-rate credit facility and approximately $37 million and approximately $13 million of nonrecourse debt that has not been hedged as of December 31, 2016, and December 31, 2015, respectively. Fixed-Rate debt includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors).

We intend to use leverage for the primary purpose of financing our Portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage or fixed rate debt targets, if our board of directors approves a material change to these targets, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.

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

Sources and Uses of Cash

We had approximately $59 million, $79 million and $70 million of unrestricted cash, cash equivalents, and restricted cash as of December 31, 2016, 2015 and 2014, respectively. As described in See Note 2 of the audited financial statements in this Form 10-K, the Company changed its presentation of restricted cash in the statement of cash flows in 2016.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $57 million for the year ended December 31, 2016, driven primarily by net income of $15 million, impact from the sale of financing receivables (including the change in financing receivables held-for-sale) and investments of $33 million, and adjustments for noncash items of $19 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by net changes in accounts payable and accrued expenses and other of $10 million.

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

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $191 million for the year ended December 31, 2016. We used $332 million to purchase financing receivables and investments, $18 million to purchase real estate, and net cash of $61 million for additional renewable energy projects, and $1 million for other cash outflows. We collected cash from principal payments on our financing receivables and investments of $118 million. In addition, we received $54 million from the sale of financing receivables and investments and cash distributions from our investment in our renewable energy projects of $49 million.

Net cash used in investing activities was approximately $349 million for the year ended December 31, 2015. We used $324 million to purchase financing receivables and investments, $43 million to purchase real estate, and net cash of $200 million for additional renewable energy projects. We collected cash from principal payments on our financing receivables and investments of $79 million. In addition, we received $114 million from the sale of financing receivables and investments and cash distributions from our investment in our renewable energy projects of $25 million.

Net cash used in investing activities was approximately $357 million for the year ended December 31, 2014. We added to our Portfolio of investments $154 million in real estate assets, including the real estate business acquisitions in 2014 and subsequent purchases of real estate, and $144 million in an equity method investment. In addition, we invested $235 million in the purchase of financing receivables and investments. These investments in our Portfolio were partially offset by sales of financing receivables and investments and principal collections of $106 million and $70 million, respectively.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $114 million for the year ended December 31, 2016. This includes credit facility and nonrecourse debt borrowings of $406 million and net proceeds of $177 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and nonrecourse debts totaling $407 million, the payment of dividends and distributions to our stockholders and OP unit holders of $49 million, and a change in other cash outflows of $13 million.

Net cash provided by financing activities was approximately $339 million for the year ended December 31, 2015. This includes credit facility and nonrecourse debt borrowings of $714 million and net proceeds of $180 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and nonrecourse debts totaling $506 million, the payment of dividends and distributions to our stockholders and OP unit holders of $32 million, a change in other cash outflows of $17 million.

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

Contractual Obligations and Commitments

We lease office space at our headquarters in Annapolis, Maryland under an operating lease. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under this lease commenced in March 2012 and incremental payments related to the amendment commenced in March 2014.

The following table provides a summary of our contractual obligations as of December 31, 2016:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(dollars in millions)
Long-Term Debt Obligations (1)	$709	$52	$139	$355	$163
Interest on Long-term Debt Obligations (1)	178	32	60	44	42
Credit Facility	283	—	283		—
Interest on Credit Facility (2)	17	7	10	—	—
Deferred Funding Obligations (3)	172	103	69	—	—
Operating Lease Obligations	2	—	1	1	—

Total	$1,361	$194	$562	$400	$205

(1)	The Long-Term Debt Obligations are secured by the financing receivables that were financed with no recourse to our general assets and excludes the $17 million of unamortized debt issuance costs. Debt service, in the majority of the cases, is equal to or less than the financing receivables. Interest is calculated based on the interest rate in effect at December 31, 2016 including the effect of interest rate hedges as applicable. Interest paid on these obligations was $30 million and $16 million for the years ended December 31, 2016 and 2015, respectively.

(2)	Interest is calculated based on the interest rate in effect at December 31, 2016, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility. Interest paid on the credit facility was $8 million for both the years ended December 31, 2016 and 2015
(3)	Deferred Funding obligations includes $1 million of interest expense to be incurred in the future.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $19 million as of December 31, 2016, that may be at risk in the event of defaults in our securitization trusts, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements included in this Form 10-K.

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

We anticipate that our distributions generally will be taxable as ordinary income to our stockholders, although the whole or a portion of the distributions may be designated by us as qualified dividend income or capital gain or may constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

The dividends declared in 2015 and 2016 are described under Note 11 of the audited financial statements in this Form 10-K.

Book Value Considerations

As of December 31, 2016, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $58 million in investments available-for-sale, approximately $1 million for interest rate swaps and the $19 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of December 31, 2016, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt, real estate or equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 of our audited financial statements included in this Form 10-K.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facility, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded or fixed rate financing structures, when appropriate, whereby we seek (1) to match the maturities of our debt obligations with the maturities of our assets, (2) to borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

Our nonrecourse debt is at fixed rates or we have used interest rate hedges that convert the majority of the floating rate debt to fixed rate. If interest rates rise, and our fixed debt balance remains constant, we expect the fair value of our debt to decrease and the value of our hedge to increase. See Note 3 to our audited financial statements in this Form 10-K for the estimated fair value of our fixed rate nonrecourse debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. We carry our interest rate hedges at fair value in our balance sheet as described in Note 8 to our audited financial statements in this Form 10-K.

Our credit facility is a variable rate loan with approximately $283 million outstanding as of December 31, 2016 and we have $37 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $320 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 of the audited financial statements in this Form 10-K.

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

Commodity Price Risk

When we make debt or equity investments for a project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long term PPAs, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, may be subject to risk if energy prices change. We also mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

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

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there have been only two incidents of credit loss, amounting to approximately $18 million (net of recoveries) on the more than $6 billion of transactions we originated since 2000, which represents an aggregate loss of less than approximately 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 8. Financial Statements and Supplementary Data.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hannon Armstrong Sustainable Infrastructure Capital, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of restricted cash in the statements of cash flows in 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Hannon Armstrong Sustainable Infrastructure Capital, Inc. and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2017

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2016	December 31, 2015
Assets
Financing receivables	$1,042,237	$783,967
Financing receivables held-for-sale	—	60,376
Investments available-for-sale	58,058	29,017
Real estate	172,257	155,699
Equity method investments	363,297	318,769
Cash and cash equivalents	29,428	42,645
Other assets	80,610	79,148

Total Assets	$1,745,887	$1,469,621

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$25,219	$17,875
Deferred funding obligations	170,892	108,499
Credit facility	283,346	247,350
Nonrecourse debt (secured by assets of $864 million and $815 million, respectively)	692,091	663,791

Total Liabilities	1,171,548	1,037,515

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 46,493,155 and 37,010,603 shares issued and outstanding, respectively	465	370
Additional paid in capital	663,744	482,431
Retained deficit	(92,213)	(52,701)
Accumulated other comprehensive income (loss)	(1,388)	(1,905)
Non-controlling interest	3,731	3,911

Total Stockholders’ Equity	574,339	432,106

Total Liabilities and Stockholders’ Equity	$1,745,887	$1,469,621

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Interest income, financing receivables	$48,202	$37,404	$23,178
Interest income, investments	1,822	1,493	3,772
Rental income	11,933	9,107	3,175
Gain on sale of receivables and investments	17,425	9,224	13,250
Fee income	1,816	1,451	1,900

Total Revenue	81,198	58,679	45,275
Expenses:
Interest expense	45,241	26,385	16,655
Compensation and benefits	18,877	16,788	10,518
General and administrative	8,293	7,256	5,850
Acquisition costs	—	—	2,456

Total Expenses	72,411	50,429	35,479

Income before equity method investments	8,787	8,250	9,796
Income (loss) from equity method investments	6,110	(98)	—

Income before income taxes	14,897	8,152	9,796

Income tax (expense) benefit	(141)	(118)	(26)

Net Income (Loss)	$14,756	$8,034	$9,770

Net income (loss) attributable to non-controlling interest holders	104	76	163

Net Income (Loss) attributable to Controlling Shareholders	$14,652	$7,958	$9,607

Basic earnings per common share	$0.32	$0.21	$0.43

Diluted earnings per common share	$0.32	$0.21	$0.43

Weighted average common shares outstanding—basic	40,290,717	30,761,151	20,656,826
Weighted average common shares outstanding—diluted	40,290,717	30,761,151	20,656,826

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
Net Income (Loss)	$14,756	$8,034	$9,770
Unrealized gain (loss) on available-for-sale securities, net of tax provision (benefit) of $0.0 million and $(0.2) million in 2016 and 2015, respectively	(828)	(1,712)	300
Unrealized gain (loss) on interest rate swaps, net of tax provision of $0.0 million in 2016 and 2015	1,348	(621)	—

Comprehensive income (loss)	$15,276	$5,701	$10,070
Less: Comprehensive income (loss) attributable to non-controlling interests holders	107	54	167

Comprehensive income (loss) attributable to Controlling Shareholders	$15,169	$5,647	$9,903

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2013	15,893	$159	$160,120	$(13,864)	$110	$4,099	$150,624
Net income				9,607		163	9,770
Unrealized gain on securities					296	4	300
Issue shares of common stock	10,350	104	129,247				129,351
Equity-based compensation			5,106			81	5,187
Issuance (repurchase) of vested equity-based compensation shares	134	1	(206)				(205)
Redemption of OP units			(618)			(1,164)	(1,782)
Redemption value change for non-controlling interest redeemable for cash			(1,833)			1,833	—
Tax basis difference on contributed asset			1,819			39	1,858
Dividends and distributions				(20,749)		(312)	(21,061)

Balance at December 31, 2014	26,377	$264	$293,635	$(25,006)	$406	$4,743	$274,042
Net income				7,958		76	8,034
Unrealized (loss) on securities					(1,696)	(16)	(1,712)
Unrealized (loss) on derivatives					(615)	(6)	(621)
Issue shares of common stock	10,350	104	181,259				181,363
Equity-based compensation			8,680			83	8,763
Issuance (repurchase) of vested equity-based compensation shares	238	2	(929)				(927)
Redemption of OP units	46		(214)			(662)	(876)
Dividends and distributions				(35,653)		(307)	(35,960)

Balance at December 31, 2015	37,011	$370	$482,431	$(52,701)	$(1,905)	$3,911	$432,106
Net income				14,652		104	14,756
Unrealized gain/(loss) on securities					(822)	(6)	(828)
Unrealized gain/(loss) on derivatives					1,339	9	1,348
Issue shares of common stock	9,096	91	176,148				176,239
Equity-based compensation			11,644	(750)		64	10,958
Issuance (repurchase) of vested equity-based compensation shares	386	4	(6,479)				(6,475)
Dividends and distributions				(53,414)		(351)	(53,765)

Balance at December 31, 2016	46,493	$465	$663,744	$(92,213)	$(1,388)	$3,731	$574,339

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$14,756	$8,034	$9,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,658	3,950	2,631
Equity-based compensation	10,054	10,641	5,187
Equity method investments	781	98	—
Gain on sale of financing receivables and investments	(12,927)	(6,993)	(6,796)
Changes in financing receivables held-for-sale	46,204	11,002	25
Changes in accounts payable and accrued expenses	3,312	(1,029)	(3,201)
Other	(12,983)	(7,184)	(2,493)

Net cash provided by operating activities	56,855	18,519	5,123

Cash flows from investing activities
Purchases of financing receivables	(300,511)	(289,906)	(227,075)
Principal collections from financing receivables	116,432	70,093	67,815
Proceeds from sales of financing receivables	39,978	92,456	30,433
Purchases of investments	(31,335)	(33,648)	(7,753)
Principal collections from investments	1,768	8,919	1,784
Proceeds from sales of investments	13,914	21,995	75,179
Acquisition of businesses, net of cash	—	—	(125,925)
Purchases of real estate	(17,693)	(42,913)	(27,624)
Equity method investments, net	(60,774)	(200,271)	(144,770)
Equity method distributions received	48,870	25,307	867
Other	(1,280)	(1,078)	(134)

Net cash used in investing activities	(190,631)	(349,046)	(357,203)

Cash flows from financing activities
Proceeds from credit facilities	307,900	308,086	310,501
Principal payments on credit facilities	(271,968)	(376,455)	(72,100)
Proceeds from nonrecourse debt	97,660	405,765	115,316
Principal payments on nonrecourse debt	(69,097)	(46,602)	(55,570)
Payments on deferred funding obligations	(65,741)	(82,838)	(67,354)
Net proceeds of common stock issuances	177,294	180,486	129,351
Payments of dividends and distributions	(49,481)	(31,591)	(13,864)
Other	(12,863)	(17,250)	(5,769)

Net cash provided by financing activities	113,704	339,601	340,511

(Decrease) increase in cash, cash equivalents, and restricted cash	(20,072)	9,074	(11,569)
Cash, cash equivalents, and restricted cash at beginning of period	79,216	70,142	81,711

Cash, cash equivalents, and restricted cash at end of period	$59,144	$79,216	$70,142

Interest paid	$37,858	$24,111	$13,213
Non-cash changes in deferred funding obligations (financing activity)	$127,630	$103,049	$80,852
Non-cash changes in financing receivables and investments (investing activity)	$(142,551)	$(85,457)	$(33,949)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“the Company”) makes debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Investments, such as debt and equity securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in renewable energy projects, and

•	Equity Investments in unconsolidated entities, such as projects where we hold a non-consolidated equity interest in the project.

We finance our business through cash on hand, borrowings under credit facilities and debt transactions, and various asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long term contracts.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Certain amounts in the prior years have been reclassified to conform to the current year presentation. These reclassifications include changes to the presentation of the Consolidated Statements of Cash Flows related to the adoption of ASU 2016-18 Statement of Cash Flows (Topic 230). The adoption of this ASU is discussed further in the Recently Issued Accounting Pronouncements section of this Note.

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

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. The carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from these sales of our held-for-sale financing receivables are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure debt with the proceeds from our financing receivables.

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

Investments

Investments include debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered other than temporary impairment

(“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet.

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

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit, or the non-credit component, is recorded in AOCI.

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

We record our real estate purchases as asset acquisitions that are recorded at cost, including acquisition and closing costs, unless they meet the definition of a business combination in accordance with ASC 805, Business Combinations. For business combinations, the fair value of the real estate acquired in a business combination with in-place leases is allocated to (i) the acquired tangible assets, consisting of land or other real property such as buildings, and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of other acquired intangible assets, based in each case on their fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is determined by management based on appraisals by a qualified appraiser.

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

Restricted Cash

Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support deferred funding and other obligations outstanding as of the balance sheet dates. Restricted cash is reported as part of Other Assets in the consolidated balance sheets. Refer to Note 3 for disclosure of the balances of Restricted cash included in Other Assets.

Consolidation and Equity Method Investments

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

We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically do not correspond with our ownership percentages) and are not considered the primary beneficiary of the projects. Our renewable energy projects are typically owned in partnerships structures (using limited liability companies, or LLCs taxed as partnerships) where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once this preferred return is achieved, the partnership “flips” and the company which operates the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

We made several new equity investments in renewable energy projects in 2016 that, along with our existing investments, are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments.

Under the equity method of accounting, the carrying value of our equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of investee allocated based on the limited liability entity agreement, less distributions received. Because the limited liability entity and holding company agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intra-company gains and losses are eliminated for an amount equal to our interest and are reflected in the share in income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

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

The interest rate swaps we use are designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is essential in order to qualify for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. Derivatives are recorded on the consolidated balance sheet at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI, net of associated deferred income tax effects, in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings, including as a result of an interest payment. Changes in fair value of the ineffective portions of these hedges are recognized in general and administrative expenses in our Consolidated Statements of Operations. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in our Consolidated Statements of Operations in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. We do not hold derivatives for trading purposes.

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

We account for income taxes of our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income.

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

We record compensation expense for stock awards in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested shares that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the shares on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period) based on our estimate of the achievement of the various performance targets. Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. The award earned is generally between 0% and 150% of the initial target, depending on the extent to which the performance target is met.

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

Segment Reporting

We provide and arrange debt and equity investments for sustainable infrastructure projects and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The updated standard becomes effective for us on January 1, 2018 and we expect will be first presented in our March 31, 2018, Form 10-Q. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures as the majority of our sources of revenue, e.g., investments in financing receivables, debt and equity securities, land leasing, and the securitization of financing receivables are not impacted by this new standard. Upon adoption of the new standard, we expect to elect the modified retrospective transition method.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 was effective for us for our fiscal year ended December 31, 2016 and interim periods therein. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations and cash flows.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740)—Balance Sheet Classification of Deferred Taxes. The purpose of the standard is to simplify the presentation of deferred taxes on a classified balance sheet. Under current GAAP, deferred income tax assets and liabilities are separated into current and noncurrent amounts in the balance sheet. The amendments in ASU 2015-17 require that all deferred tax assets and liabilities be classified as noncurrent in the balance sheet. We have adopted this ASU for our year ended December 31, 2016. Since we do not report a classified balance sheet, the adoption of ASU 2015-17 does not have a material impact on our consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, “Revenue from Contracts with Customers.” For lessors, the new standard is not expected to have a material impact on their financial statements and related disclosures. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Share-Based Payments

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under the new guidance, entities will be required to recognize all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. In addition, the new guidance will allow an employer to repurchase up to the maximum statutory income tax rates in the applicable jurisdictions without triggering liability accounting and allow an entity to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance is effective for us beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any annual or interim period for which financial statements haven’t been issued or made available for issuance, but all of the guidance must be adopted in the same period. We implemented this standard in the second quarter of 2016. The implementation did not have a material impact on our consolidated financial statements and related disclosures. See Note 11 for further information.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. It also simplifies in certain areas the accounting for equity method investments. The new standard becomes effective for us in fiscal year ending December 31, 2017 and interim periods therein. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and related disclosures.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows where the current GAAP treatment is either unclear or there is no specific accounting guidance. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. We have adopted this ASU for the year ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Restricted Cash

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash. ASU 2016-18 requires the statement of cash flows to be a reconciliation between beginning and ending cash balances inclusive of restricted cash balances. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied using a retrospective transition method to each period presented. Early adoption is permitted. We have adopted this ASU for the year ended December 31, 2016. The adoption of this standard resulted in the removal of changes in Restricted Cash from the Consolidated Statements of Cash Flows and inclusion of these amounts as part of the starting and ending cash balances. The table below highlights the impact of adoption of this ASU.

	Year ended December 31, 2015			Year ended December 31, 2014
	(in thousands)
	As previously reported	Effect of accounting change	As adjusted	As previously reported	Effect of accounting change	As adjusted
Net cash used in investing activities	$(361,081)	$12,035	$(349,046)	$(319,281)	$(37,922)	$(357,203)
Net cash provided by financing activities	327,008	12,593	339,601	340,511	—	340,511
(Decrease) increase in cash, cash equivalents and restricted cash	(15,554)	24,628	9,074	26,353	(37,922)	(11,569)
Cash, cash equivalents and restricted cash at beginning of period	58,199	11,943	70,142	31,846	49,865	81,711

Cash, cash equivalents and restricted cash at end of period	$42,645	$36,571	$79,216	$58,199	$11,943	$70,142

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of a Business. ASU 2017-01 amends the existing guidance around business combinations to require preparers to account for a group of assets acquired as an asset acquisition when the assets acquired are concentrated into a single asset group rather than as a business combination. ASU 2017-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods, with early adoption permitted. We have adopted this ASU for the year ended December 31, 2016. We believe the adoption of this standard may result in certain acquisitions of land with in-place leases to be treated as asset acquisitions, rather than business combinations. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures as we did not have any acquisitions of land with in-place leases in the current year.

Other accounting standards updates issued before Feb. 24, 2017 and effective after December 31, 2016, are not expected to have a material effect on our consolidated balance sheets, consolidated statements of operations and/or cash flows.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2016 and 2015, only our residual assets (described in Note 5), financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of December 31, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$1,017	$1,042	Level 3
Investments available-for-sale (1)	58	58	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit Facility	$283	$283	Level 3
Nonrecourse notes (2)	718	709	Level 3

(1)	The amortized cost of our investments available-for-sale as of December 31, 2016, was $61 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

	As of December 31, 2015
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$806	$784	Level 3
Financing receivables held-for-sale	61	60	Level 3
Investments available-for-sale (1)	29	29	Level 3
Liabilities
Credit facility	$247	$247	Level 3
Nonrecourse notes (2)	690	680	Level 3
Derivative liabilities	1	1	Level 2

(1)	The amortized cost of our investments available-for-sale as of December 31, 2015, was $31 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

Investments

We carry our investments at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2016	2015
	(dollars in millions)
Balance, beginning of period	$29	$27
Purchases of investments available-for-sale	45	33
Payments on investments available-for-sale	(1)	(8)
Sale of investments available-for-sale	(14)	(22)
Gains on investments available-for-sale recorded in earnings	1	1
(Losses) gains on investments available-for-sale recorded in OCI (1)	(2)	(2)

Balance, end of Period	$58	$29

(1)	As of December 31, 2016, approximately $10 million of investment grade rated debt that we held for more than 12 months was in an unrealized loss position of approximately $1 million due to interest rate movements. We have the intent and ability to hold this investment until a recovery of fair value.

For investments held at fair value, we used a range of interest rate spreads of approximately 1% to 5% based upon comparable transactions.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in the other assets or accounts payable, accrued expenses and other line items in the consolidated balance sheets.

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

	December 31,
	2016	2015
	(dollars in millions)
Cash Deposits	$29	$43
Restricted Cash Deposits (included in Other assets)	30	36

Total Cash Deposits	59	79

Amount of Cash Deposits in excess of amounts federally insured	$57	$75

4. Non-Controlling Interest

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock or redeemed for cash during the year ended December 31, 2016. We exchanged 46,290 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the year ended December 31, 2015. For the year ended December 31, 2014, we redeemed 131,093 OP units held by our non-controlling interest holders for cash of $1.8 million. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5. Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	Year ended December 31,
	2016	2015	2014
	(dollars in millions)
Gains on securitizations	$17	$8	$9
Purchase of receivables securitized	$532	$286	$248
Proceeds from securitizations	$549	$294	$257
Residual and servicing assets included in Other Assets	$19	$9	$6
Cash received from residual and servicing assets	$2	$2	$2

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees of up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in other assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same discount rates we use for the fair value calculation of residual assets, which are determined based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over base rates. Depending on the nature of the transaction risks, the discount rate ranged from 4% to 7%.

As of December 31, 2016 and 2015, our managed assets totaled $3.9 billion and $3.2 billion, of which $2.3 billion and $1.8 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in 2016, 2015 or 2014, and no material securitization delinquencies as of December 31, 2016 and 2015. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, the federal government where the ultimate obligor is the U.S. federal government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6. Our Portfolio

As of December 31, 2016, our Portfolio included approximately $1.6 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our minority equity investments in renewable energy projects.

The following is an analysis of our Portfolio by type of obligor and credit quality as of December 31, 2016:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments (4)	Total
	(dollars in millions)
Financing receivables	$526	$494	$22	$1,042	$—	$1,042
Investments	38	20	—	58	—	58
Real estate (5)	—	172	—	172	—	172
Equity method investments	—	—	—	—	363	363

Total	$564	$686	$22	$1,272	$363	$1,635

% of Debt and Real Estate Portfolio	44%	54%	2%	100%	N/A	N/A
Average Remaining Balance (6)	$12	$10	$11	$11	$19	$12

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $337 million of U.S. federal government transactions and $227 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $289 million of internally rated residential solar loans made on a nonrecourse basis to special purpose subsidiaries of SunPower Corporation, for which we rely on certain limited indemnities, warranties and other obligations of SunPower Corporation or its other subsidiaries.
(3)	Transactions where the projects or the ultimate obligors are commercial entities, including institutions such as hospitals or universities, that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Consists of ownership interests in operating renewable energy projects.
(5)	Includes the real estate and the lease intangible assets through which we receive scheduled lease payments, typically under long-term triple net lease agreements.

(6)	Excludes 88 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $31 million.

Financing Receivables and Investments

In accordance with the terms of certain purchase agreements relating to financing receivables or transactions, payments of the purchase price are scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $171 million and $108 million as of December 31, 2016 and 2015, respectively. Approximately $41 million of those investments were pledged as collateral against these obligations as of December 31, 2016.

We had no financing receivables, investments or leases that were impaired or on nonaccrual status as of December 31, 2016 or 2015. There was no provision for credit losses or troubled debt restructurings as of December 31, 2016 or 2015.

The components of financing receivables of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(dollars in millions)
Financing receivables
Financing or minimum lease payments (1)	$1,395	$1,025
Unearned interest income	(351)	(238)
Unearned fee income, net of initial direct costs	(2)	(3)

Financing receivables (1)	$1,042	$784

(1)	Excludes $60 million in financing receivables held-for-sale as of December 31, 2015.

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of December 31, 2016:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
		(dollars in millions)
Financing Receivables
Maturities by period	$1,042	$1	$39	$88	$914
Weighted average yield by period	5%	5%	7%	5%	5%
Investments
Maturities by period	$58	$—	$—	$1	$57
Weighted average yield by period	4%	—%	—%	5%	4%

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2051 under the initial terms and 2047 and 2080 if all extensions are exercised. The components of our real estate portfolio as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(dollars in million)
Real Estate
Land	$145	$129
Real estate related intangibles	29	28
Accumulated amortization of real estate intangibles	(2)	(1)

Real Estate	$172	$156

There are conservation easement agreements covering several of our properties that limit the use of the property upon expiration of the respective leases. The real estate related intangible assets are amortized on a straight-line basis over the contracted base lease term.

As of December 31, 2016, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
2017	$1	$10
2018	1	11
2019	1	11
2020	1	11
2021	1	11
Thereafter	22	324

Total	$27	$378

In May 2014, we acquired all of the outstanding member interests in American Wind Capital Company, LLC (“AWCC”) from Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC in exchange for approximately $107 million (the “Purchase Price”), which we funded with our cash on hand and availability under our credit facilities. We did not assume any indebtedness in connection with these transactions and incurred approximately $2.5 million of acquisition related costs which we expensed as acquisition costs in 2014.

The unaudited pro forma summary below presents the consolidated results of operations as if the acquisition was completed on January 1, 2013. The pro forma information is not necessarily indicative of what our actual results of operations would have been for the period, nor does it purport to represent our estimate of future results of operations.

For the year ended December 31, 2014
(dollars in millions, unaudited)
Pro forma total revenue	$32
Pro forma net income (loss)	$12

The purchase price allocation for this business combination, which reflects our estimates of the fair value of the assets acquired with the assistance of a qualified appraiser, along with $19 million of other separately acquired transactions is as follows (dollars in millions, unaudited):

Financing receivables	$37
Real estate	67
Real estate related intangibles	20
Goodwill	2

Purchase Price	$126

As a result of these acquisitions, we recorded rental income of $3.2 million and interest income of $1.5 million for the year ended December 31, 2014 in our consolidated statement of operations.

Equity Investments

We have made non-controlling equity investments in a number of renewable energy projects operated by renewable energy companies that we account for as equity method investments. As of December 31, 2016, we held equity method investments in the following renewable energy projects.

Acquisition Date	Transaction	Investment	Partner
		(dollars in millions)
October 2014	Strong Upwind Holdings I, LLC	$97	JPMorgan
April 2015	Strong Upwind Holdings II, LLC	$30	JPMorgan
December 2015	Strong Upwind Holdings III, LLC	$66	JPMorgan
December 2015	Buckeye Wind Energy Class B Holdings LLC	$70	Invenergy
June 2016	MM Solar Holdings LLC	$26	AES
October 2016	Invenergy Gunsight Mountain Holdings, LLC	$40	Invenergy
Various	Other transactions	$34	Various

	Total Equity Method Investments	$363

Based on an evaluation of our equity method investments, we determined that no impairment had occurred for the years ended 2016, 2015 or 2014.

7. Credit Facility

Revolver

We have a senior secured revolving credit facility with an outstanding balance of $283 million. The facility provides for total maximum advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the G&I Facility and the PF Facility. The “G&I Facility” can be used to leverage certain qualifying government and institutional financings entered into by us and the “PF Facility” can be used to leverage certain qualifying project financings entered into by us.

The facility was originally entered into in 2013 and has been amended a number of times, including in January 2016. The effect of the various amendments has been to increase the size, flexibility and allocation of the facility and extend the maturity date to July 19, 2019. Our borrowing limits and the total maximum advances available to us under the facility is summarized below:

	Limit of Borrowing at any point in time		Maximum Total Advances
As of	G&I Facility	PF Facility	G&I Facility	PF Facility
	(dollars in millions)
December 2014	$125	$325	$375	$975
December 2015	$150	$350	$450	$1,050
January 2016	$250	$250	$600	$900

Loans under the G&I Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5% or, under certain circumstances, 1.5% plus the Base Rate. Loans under the PF Facility bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the Base Rate. The Base Rate is defined as the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” (iii) LIBOR plus 1.0%, and (iv) zero. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.

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

The following table provides additional detail on our credit facility as of December 31, 2016 and 2015:

	December 31,
	2016	2015
	(dollars in millions)
Outstanding balance	$283	$247
Value of collateral pledged to credit facility	$471	$356
Weighted average short-term borrowing rate	2.3%	2.3%

We have approximately $6 million of unamortized costs associated with the credit facility that have been capitalized (included in other assets on the consolidated balance sheets) and are being amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

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

Term Loan

In September 2016, we borrowed $50 million from a financial institution that was repaid in November 2016.

8. Nonrecourse Debt

We have outstanding the following asset-backed nonrecourse debt and bank loans (dollars in millions):

	Outstanding Balance as of December 31,		Interest Rate		Maturity Date	Anticipated Balance at Maturity	Book Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2016	2015					2016	2015
HASI Sustainable Yield Bond 2013-1	$75	$83	2.79%		December 2019	$57	$93	$99	Financing receivables
ABS Loan Agreement	$90	$102	5.74%		September 2021	$17	$97	$117	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1	$97	$100	4.28%		October 2034	$—	$138	$139	Financing receivables, real estate and real estate intangibles
HASI SYB Loan Agreement 2015-1	$74	$90	4.50	% (1)	December 2021	$—	$96	$117	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
HASI SYB Loan Agreement 2015-2	$41	$42	5.08	% (1)	December 2023	$—	$70	$71	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$150	$162	4.92%		December 2020	$132	$175	$175	Residential Solar Financing receivables, related interest rate swap
HASI SYB Loan Agreement 2016-1	$98	$—	3.95	% (1)	November 2021	$83	$114	$—	Residential Solar Financing receivables, related interest rate swap
Other nonrecourse debt (2)	$84	$101	2.26 7.45	%- %	2017 to 2032	$—	$81	$97	Financing receivables
Debt issuance costs	$(17)	$(16)

Nonrecourse debt	$692	$664

(1)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged.
(2)	Other nonrecourse debt consists of various debt agreements used to finance certain of our financing receivables for the term of the financing receivables. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the nonrecourse debt.

There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. The assets and credit of these entities are not available to satisfy any of our other debts and obligations, except as not prohibited by the debt agreements. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions.

We have guaranteed the performance of the representations and warranties and other obligations of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. In the case of the debt secured by certain of our renewable energy equity interests, we have also guaranteed the compliance of our subsidiaries with certain tax matters and certain obligations if our joint venture partners exercise their right to withdraw from our partnerships.

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

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps which are designated as cash flow hedges (dollars in millions):

			Notional Value as of December 31,		Fair Value as of December 31,
	Base Rate	Hedged Rate	2016	2015	2016	2015	Term
HASI SYB Loan Agreement 2015-1	3 month Libor	1.55%	$67	$81	$—	$(0.3)	September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$37	$38	$—	$(0.1)	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(0.2)	$(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$—	$1.0	$—	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	$72	$—	$0.2	$—	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	$107	$—	$—	$—	November 2021 to October 2032

Total			$431	$148	$1.0	$(0.6)

The total fair value of our hedges relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized losses in accumulated other comprehensive income and in Other assets and or Accounts payable, accrued expenses and other in the accompanying consolidated balance sheet. As of December 31, 2016 and 2015, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges and no portion of the Accumulated other comprehensive income, net of associated deferred income tax effects related to our interest rate hedges was reclassified into interest expense. As of December 31, 2014, we did not hold any derivatives.

The stated minimum maturities of nonrecourse debt as of December 31, 2016, were as follows:

As of December 31,	(dollars in millions)
2017	$52
2018	41
2019	98
2020	43
2021	313
Thereafter	162

Total minimum maturities	709
Deferred Financing Costs, net	(17)

$692

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

Rent expense was less than $1 million for each of the years ended December 31, 2016, 2015, and 2014, respectively.

Future gross minimum lease payments are less than $1 million per year during the remaining term of the lease.

Litigation

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10. Income Tax

We recorded a tax expense of $0 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to the activities of our TRS. The income tax expense and benefits recorded were determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%. Below is a reconciliation between the statutory rates and our effective tax rates for the years ended December 31:

	2016	2015	2014
U.S Federal & State combined statutory income tax rate	40%	40%	40%
Reduction in rate resulting from:
Share Based Compensation	(427)%	—	—
Equity Method Investments	(968)%	5%	—
Other	11%	—	—
Valuation Allowance	1,344%	(46)%	(40)%

HASI Effective Tax Rate	0%	(1)%	0%

During 2014, we transferred an asset to our TRS that had a tax basis in excess of its book basis. We recognized a deferred tax asset for the amount we expect to be realizable. Because the transfer was done amongst entities under common control, we recorded the $1.9 million impact of the transaction to additional paid in capital.

We recorded a deferred tax liability of $0 million as of December 31, 2016 and 2015, respectively, related to the activities of our TRS. Our deferred tax liability is included in Accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities, and for equity-based compensation it represents the impact of the vesting of restricted stock. Deferred tax assets (liabilities) include the following as of December 31:

	2016	2015
	(dollars in millions)
Financing receivable basis difference	$(11)	$(6)
Equity method investments	(14)	(2)

Gross deferred tax liabilities	(25)	(8)

Net operating loss (NOL) and tax credit carryforwards	29	9
Equity-based compensation	3	2
Valuation allowance	(7)	(3)

Gross deferred tax assets	25	8

Net deferred tax liabilities	$—	$—

We have unused NOLs and tax credits of approximately $70 million that will begin to expire in 2034 for federal and state tax purposes if not utilized. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOL in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well.

We have no examinations in progress, none are expected at this time, and years 2013 through 2015 are open. As of December 2016 and 2015, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2016 and 2015, and no interest and penalties were recognized during the years ended December 31, 2016, 2015, or 2014.

For federal income tax purposes, the cash dividends paid for the years ended December 31, 2016 and 2015 are characterized as follows:

	2016	2015
Common distributions
Ordinary income	0%	23%
Return of capital	100%	77%

	100%	100%

11. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2015 and 2016:

Announced Date	Record Date		Pay Date	Amount per share
3/17/15	3/30/15		4/9/15	$0.26
6/16/15	6/30/15		7/9/15	$0.26
9/16/15	9/30/15		10/8/15	$0.26
12/15/15	12/30/15	*	1/7/16	$0.30
3/15/16	3/30/16		4/7/16	$0.30
6/07/16	7/06/16		7/14/16	$0.30
9/15/16	10/05/16		10/13/16	$0.30
12/13/16	12/29/16	*	1/12/17	$0.33

*	These dividends will be treated as distributions in the following year for tax purposes.

We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares and warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings and ATM offerings of our common stock in 2015 and 2016:

Closing Date	Common Stock Offerings	Shares Issued 1	Price Per Share		Net Proceeds 2
		(amounts in millions, except per share amounts)
5/4/15	Public Offering	4.600	$18.50	[3]	$82
10/19/15	Public Offering	5.750	$18.00	[3]	$99
6/21/16	Public Offering	4.600	$19.78	[4]	$91
5/9/16 to 6/30/16	ATM	0.065	$20.31	[5]	$1
11/09/16	Public Offering	4.025	$19.28	[4]	$77
12/13/16 to 12/29/16	ATM	0.407	$19.47	[5]	$8

1	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
2	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.
3	Represents the public offering price per share.
4	Represents the price per share at which the underwriters in our public offerings purchased shares from our company.
5	Represents the average price per share at which investors in our ATM offerings purchased shares from our company.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We have issued both awards with service conditions and awards with both service and performance conditions. During the year ended December 31, 2016, our board of directors awarded employees and directors 368,513 shares of restricted common stock that vest in 2016 to 2019 and 292,542 shares of restricted common stock to certain employees that vest upon the achievement of certain performance targets. As of December 31, 2016, we have concluded that it is probable that the performance conditions will be met.

A summary of equity-based compensation expense and the fair value of shares vested on the vesting date for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
	(in millions)
Equity-based compensation expense	$10	$11	$5
Fair value of awards vested on vesting date	$14	$6	$2

The total unrecognized compensation expense related to awards of shares of restricted common stock was approximately $10 million as of December 31, 2016, that is expected to be recognized over a weighted-average term of approximately two years.

As part of the implementation of ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting”, we began to recognize forfeitures when they occur as opposed to the previous requirement under which we reduced equity based compensation expense for an estimated forfeiture rate of up to 5%. Expenses recognized year to date, and the adjustment to retained earnings for the equity-based compensation expense previously recognized, from the adoption of this change was approximately $1 million.

A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance—December 31, 2013	598,815	$12.50	$7.5
Granted	529,100	14.18	7.5
Vested	(149,709)	12.50	(1.9)
Forfeited	(13,386)	12.99	(0.2)

Balance—December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(285,289)	13.61	(3.9)
Forfeited	(18,110)	15.54	(0.3)

Ending Balance—December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance—December 31, 2016	1,181,672	$17.76	$21.0

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

The computation of basic and diluted earnings per common share is as follows:

	Year ended December 31,
Numerator:	2016	2015	2014
	(in millions, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$14.7	$8.0	$9.6
Less: Dividends paid on participating securities	(1.8)	(1.4)	(0.8)
Undistributed earnings attributable to participating securities	—	—	—

Net income attributable to controlling shareholders	$12.9	$6.6	$8.8

Denominator:
Weighted-average number of common shares—basic	40,290,717	30,761,151	20,656,826

Weighted-average number of common shares—diluted	40,290,717	30,761,151	20,656,826

Basic earnings per common share	$0.32	$0.21	$0.43

Diluted earnings per common share	$0.32	$0.21	$0.43

Other Information:
Weighted-average number of OP units	284,992	294,884	342,648

Unvested restricted common stock outstanding	1,181,672	1,248,069	964,820

13. Equity Method Investments

We have noncontrolling unconsolidated equity investments in entities that own minority interests in renewable energy projects. During the years ended December 31, 2016 and 2015, we recognized income of $6.1 million and a loss of $0.1 million, respectively, from our equity method investments. We did not have any income or loss from our equity method investments in 2014. We describe our accounting for the noncontrolling equity investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of September 30, 2016	As of December 31, 2015
	(in millions, unaudited)
Current Assets	$62	$72
Total Assets	$1,716	$1,724
Current Liabilities	$25	$18
Total Liabilities	$110	$68
Members’ Equity	$1,606	$1,656

	For the nine months ended September 30, 2016	For the year ended December 31, 2015	For the year ended December 31, 2014
Revenue	$121	$152	$154
Income from Continuing Operations	$(3)	$24	44
Net Income	$(3)	$24	44

Because we have elected to record our equity method investments one quarter in arrears, the last calendar quarter presented above is reflected in our financial statements in the following year.

14. Defined Contribution Plan

We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed less than $1 million under the plan for the years ended December 31, 2016, 2015, and 2014, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (Amounts for the individual quarters when aggregated may not agree to the full year due to rounding, in thousands, except for per share data):

	For the Three-Months Ended
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Total Revenue	$20,483	$21,845	$19,008	$19,862
Total Expenses	17,509	19,110	16,951	18,840

Income before equity method investments	2,974	2,735	2,057	1,022
Income (loss) from equity method investments	270	1,076	1,331	3,433

Income before income taxes	$3,244	$3,811	$3,388	$4,455
Income tax benefit (expense)	(47)	(36)	(41)	(18)

Net Income	$3,197	$3,775	$3,347	$4,437

Net Income attributable to controlling shareholders	$3,169	$3,747	$3,329	$4,408

Basic and diluted earnings per common share	$0.07	$0.09	$0.07	$0.09

	For the Three-Months Ended
	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Total Revenue	$13,908	$13,531	$15,043	$16,196
Total Expenses	11,731	11,676	13,064	13,957

Income before equity method investments	2,177	1,855	1,979	2,239
Income (loss) from equity method investments	(53)	(295)	187	63

Income before income taxes	$2,124	$1,560	$2,166	$2,302
Income tax benefit (expense)	23	(76)	(24)	(41)

Net Income	$2,147	$1,484	$2,142	$2,261

Net Income attributable to controlling shareholders	$2,122	$1,470	$2,119	$2,247

Basic and diluted earnings per common share	$0.07	$0.04	$0.06	$0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 85 of this annual report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2016.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 11.	Executive Compensation.

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on equity compensation plan information and beneficial ownership of our Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

Item 14.	Principal Accountant Fees and Services.

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this Form 10-K in Part II, Item 8 and are incorporated by reference:

(a)(1) Financial Statements:

See index in Item 8—“Financial Statements and Supplementary Data,” filed herewith for a list of financial statements.

(3)	Exhibits Files:

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.2	2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.3	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4	Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5	Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7	Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.13	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16	Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.17	Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18	Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.19	Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.20	First Amendment to the Registration Rights Agreement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 20, 2014)

10.21	Amendment No. 2 to PF Loan Agreement and Amendment No. 1 to Intercreditor Agreement dated as of May 28, 2014, by and among HASI CF I Borrower LLC, and HAT CF I Borrower LLC and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 3, 2014)

10.22	Amended and Restated PF Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.23	Amended and Restated PF Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.24	Amended and Restated PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.25	PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.26	Amended and Restated G&I Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.27	Amended and Restated G&I Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.28	Amended and Restated G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.29	G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.30	Form of Amended and Restated PF and G&I Security Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC and Bank of New York Mellon (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.31	Form of Amended and Restated PF and G&I Pledge and Security Agreement, dated as of August 12, 2014 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.32	Amendment No. 1 to Amended and Restated PF Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.33	Amendment No. 1 to Amended and Restated G&I Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.34	Amendment No. 2 to Amended and Restated Loan Agreement (PF) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.35	Amendment No. 2 to Amended and Restated Loan Agreement (G&I) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.36	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (PF), dated December 22, 2014 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.37	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (G&I), dated December 22, 2014 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.38	Credit Agreement dated as of October 15, 2014, among HA WIND I LLC, as the Borrower, The Financial Institutions and Other Persons From Time To Time Parties Hereto, as the Lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2014 (No. 001-35877), filed on March 9, 2015)

10.39	Amendment No. 3 to Amended and Restated Loan Agreement (PF) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.40	Amendment No. 3 to Amended and Restated Loan Agreement (G&I) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.41	Amendment No. 4 to Amended and Restated Loan Agreement (G&I) and Amendment No. 3 to Amended & Restated Intercreditor Agreement, dated July 16, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.42	Amendment No. 4 to Amended and Restated Loan Agreement (PF), dated July 16, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.43	Reaffirmation of Guaranty (G&I), dated July 16, 2015 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.44	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.45	Indenture, dated as of September 30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.46	Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.47	Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.48	Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.49	Amendment No. 5 to Amended and Restated Loan Agreement (G&I) and Amendment No. 4 to Amended & Restated Intercreditor Agreement, dated January 25, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.50	Amendment No. 5 to Amended and Restated Loan Agreement (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.51	Reaffirmation of Guaranty (G&I), dated January 25, 2016 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.52	Reaffirmation of Guaranty (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report.

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

Signatures		Title

By:	/s/ Jeffrey W. Eckel Jeffrey W. Eckel	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2017

By:	/s/ J. Brendan Herron J. Brendan Herron	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 24, 2017

By:	/s/ Teresa M. Brenner Teresa M. Brenner		February 24, 2017

By:	/s/ Mark J. Cirilli Mark J. Cirilli		February 24, 2017

By:	/s/ Charles M. O’Neil Charles M. O’Neil		February 24, 2017

By:	/s/ Richard J. Osborne Richard J. Osborne		February 24, 2017

By:	/s/ Steven G. Osgood Steven G. Osgood		February 24, 2017