Form 10-K/A
period 2016-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2017-03-24
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

On March 20, 2017 the registrant had a total of 51,745,332 shares of common stock, $0.01 par value, outstanding (which includes 1,551,243 shares of unvested restricted common stock)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”, “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investment in Buckeye Wind Energy Class B Holdings LLC (Buckeye), which is not consolidated in our financial statements was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2016. Since Buckeye’s 2016 financial statements were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2016.

Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 24, 2017 to include the following Exhibits:

•	Exhibit 23.2 – Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC, and

•	Exhibit 99.1 – Buckeye Wind Energy Class B Holdings LLC, Financial Statements as of December 31, 2016 and 2015 and for the years then ended.

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including the exhibits to the Original Form 10-K, except for Exhibits 31.3, 31.4, 32.3 and 32.4). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of the report

The following documents are filed as part of this Form 10-K/A in Part II, Item 8 and are incorporated by reference:

(a)(1) Financial Statements:

See index in Item 8—“Financial Statements and Supplementary Data,” filed with the Original Form 10-K for a list of financial statements.

(3)	Exhibits Files:

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.2	2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.3	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4	Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5	Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7	Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.13	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16	Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.17	Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18	Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.19	Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.20	First Amendment to the Registration Rights Agreement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 20, 2014)

10.21	Amendment No. 2 to PF Loan Agreement and Amendment No. 1 to Intercreditor Agreement dated as of May 28, 2014, by and among HASI CF I Borrower LLC, and HAT CF I Borrower LLC and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 3, 2014)

10.22	Amended and Restated PF Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.23	Amended and Restated PF Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.24	Amended and Restated PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.25	PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.26	Amended and Restated G&I Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.27	Amended and Restated G&I Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.28	Amended and Restated G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.29	G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.30	Form of Amended and Restated PF and G&I Security Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC and Bank of New York Mellon (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.31	Form of Amended and Restated PF and G&I Pledge and Security Agreement, dated as of August 12, 2014 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.32	Amendment No. 1 to Amended and Restated PF Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.33	Amendment No. 1 to Amended and Restated G&I Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.34	Amendment No. 2 to Amended and Restated Loan Agreement (PF) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.35	Amendment No. 2 to Amended and Restated Loan Agreement (G&I) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.36	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (PF), dated December 22, 2014 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.37	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (G&I), dated December 22, 2014 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.38	Credit Agreement dated as of October 15, 2014, among HA WIND I LLC, as the Borrower, The Financial Institutions and Other Persons From Time To Time Parties Hereto, as the Lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2014 (No. 001-35877), filed on March 9, 2015)

10.39	Amendment No. 3 to Amended and Restated Loan Agreement (PF) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.40	Amendment No. 3 to Amended and Restated Loan Agreement (G&I) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.41	Amendment No. 4 to Amended and Restated Loan Agreement (G&I) and Amendment No. 3 to Amended & Restated Intercreditor Agreement, dated July 16, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.42	Amendment No. 4 to Amended and Restated Loan Agreement (PF), dated July 16, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.43	Reaffirmation of Guaranty (G&I), dated July 16, 2015 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.44	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.45	Indenture, dated as of September 30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.46	Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.47	Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.48	Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.49	Amendment No. 5 to Amended and Restated Loan Agreement (G&I) and Amendment No. 4 to Amended & Restated Intercreditor Agreement, dated January 25, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s
Form 8-K (No. 001-35877), filed on January 29, 2016)

10.50	Amendment No. 5 to Amended and Restated Loan Agreement (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.51	Reaffirmation of Guaranty (G&I), dated January 25, 2016 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.52	Reaffirmation of Guaranty (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

23.1	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

23.2*	Consent of Deloitte and Touche LLP for Buckeye Wind Energy Class B Holdings LLC

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K (No. 001-35877), furnished on February 24, 2017)

32.2	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K (No. 001-35877), furnished on February 24, 2017)

32.3**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.4**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

99.1*	Buckeye Wind Energy Class B Holdings LLC, Financial Statements as of December 31, 2016 and 2015 and for the years then ended

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

101 PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Registrant’s Form 10-K (No. 001-35877), filed on February 24, 2017)

*	Filed herewith.
**	Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

By:	/s/ Jeffrey W. Eckel
Name:	Jeffrey W. Eckel
Title:	Chairman, Chief Executive Officer and President