Form 10-Q
period 2017-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2017-05-04
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 51,693,147 shares of common stock, par value $0.01 per share, outstanding as of May 1, 2017 (which includes 1,413,797 shares of unvested restricted common stock).

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2016 as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 (collectively, our “2016 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

•	our expected returns and performance of our investments;

•	the state of government legislation, regulation and policies that support or enhance the economic feasibility of sustainable infrastructure projects, including energy efficiency and renewable energy projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	availability of opportunities to invest in sustainable infrastructure projects, including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of capital;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our assets and target assets;

- i -

•	changes in commodity prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in accounting guidance and similar matters;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

•	our ability to maintain our exception from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of qualified personnel;

•	estimates relating to our ability to make distributions to our stockholders in the future; and

•	our understanding of our competition.

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

The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2016 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

The following discussion is a supplement to and should be read in conjunction with our 2016 Form 10-K.

- ii -

- iii -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2017 (unaudited)	December 31, 2016
Assets
Financing receivables	$1,012,522	$1,042,237
Investments	124,859	58,058
Real estate	288,602	172,257
Equity method investments	449,165	363,297
Cash and cash equivalents	16,331	29,428
Other assets	151,715	80,610

Total Assets	$2,043,194	$1,745,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$35,475	$25,219
Deferred funding obligations	174,601	170,892
Credit facilities	406,487	283,346
Nonrecourse debt (secured by assets of $954 million and $864 million, respectively)	789,827	692,091

Total Liabilities	1,406,390	1,171,548

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 50,194,089 and 46,493,155 shares issued and outstanding, respectively	502	465
Additional paid in capital	734,625	663,744
Accumulated deficit	(102,090)	(92,213)
Accumulated other comprehensive income (loss)	64	(1,388)
Non-controlling interest	3,703	3,731

Total Stockholders’ Equity	636,804	574,339

Total Liabilities and Stockholders’ Equity	$2,043,194	$1,745,887

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Interest income, financing receivables	$14,118	$11,489
Interest income, investments	942	375
Rental income	4,110	2,815
Gain on sale of receivables and investments	3,949	5,502
Fee income	681	302

Total Revenue	23,800	20,483
Expenses:
Interest expense	13,783	11,275
Compensation and benefits	4,726	4,418
General and administrative	2,188	1,816

Total Expenses	20,697	17,509

Income before equity method investments	3,103	2,974
Income (loss) from equity method investments	4,171	270

Income before income taxes	7,274	3,244
Income tax (expense) benefit	(32)	(47)

Net income (loss)	$7,242	$3,197

Net income (loss) attributable to non-controlling interest holders	43	28

Net income (loss) attributable to controlling stockholders	$7,199	$3,169

Basic earnings per common share	$0.14	$0.07

Diluted earnings per common share	$0.14	$0.07

Weighted average common shares outstanding—basic	47,497,107	37,016,210
Weighted average common shares outstanding—diluted	47,497,107	37,016,210

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$7,242	$3,197
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million in 2017 and 2016	473	272
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in 2017 and 2016	989	(3,482)

Comprehensive income (loss)	$8,704	$(13)
Less: Comprehensive income (loss) attributable to non-controlling interest holders	52	—

Comprehensive income (loss) attributable to controlling stockholders	$8,652	$(13)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$7,242	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,745	1,786
Equity-based compensation	2,569	2,008
Equity method investments	(1,118)	220
Gain on sale of financing receivables and investments	(3,923)	(4,314)
Changes in financing receivables held-for-sale	—	5,382
Changes in accounts payable and accrued expenses	(742)	2,776
Other	(1,529)	(1,189)

Net cash provided by operating activities	5,244	9,866

Cash flows from investing activities
Purchases of financing receivables	(35,505)	(76,142)
Principal collections from financing receivables	32,222	8,662
Proceeds from sales of financing receivables	12,084	29,127
Purchases of investments	(10,106)	(12,864)
Principal collections from investments	48	677
Purchases of real estate	(106,854)	(7,327)
Equity method investments	(97,656)	(1,622)
Equity method distributions received	13,847	15,991
Other	(29,905)	(484)

Net cash used in investing activities	(221,825)	(43,982)

Cash flows from financing activities
Proceeds from credit facilities	235,612	90,800
Principal payments on credit facilities	(112,228)	(16,328)
Proceeds from nonrecourse debt	114,424	—
Principal payments on nonrecourse debt	(15,803)	(18,509)
Payments on deferred funding obligations	(30,369)	(25,594)
Net proceeds of common stock issuances	67,840	—
Payments of dividends and distributions	(15,850)	(11,566)
Other	(3,379)	(682)

Net cash provided by financing activities	240,247	18,121

Increase (decrease) in cash, cash equivalents, and restricted cash	23,666	(15,995)
Cash, cash equivalents, and restricted cash at beginning of period	59,144	79,216

Cash, cash equivalents, and restricted cash at end of period	$82,810	$63,221

Interest paid	$11,526	$9,319
Non-cash changes in deferred funding obligations (financing activity)	$33,822	$(20,364)
Non-cash changes in financing receivables and investments (investing activity)	$(33,822)	$20,862

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2017

1.	The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (“the Company”) makes debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing Receivables, such as project loans, receivables and direct financing leases,

•	Debt securities,

•	Real Estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity Investments in unconsolidated entities, such as projects where we hold a non-controlling equity interest.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company’s results of operations for the quarterly period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation. These reclassifications include changes to the presentation of the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update (“ASU”) No. 2016-18 Statement of Cash Flows (Topic 230). The adoption of this ASU is discussed further in our 2016 Form 10-K in the Recently Issued Accounting Pronouncements section of Note 2.

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

Financing Receivables

Financing receivables include financing energy efficiency and renewable energy project loans, receivables and direct financing leases.

Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from these sales of our held-for-sale financing receivables are recorded as an operating activity in our statement of cash flows based on our intent at the time of purchase. We may secure debt with the proceeds from our financing receivables.

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

Investments

Investments include debt securities that meet the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to have an other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet.

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

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.

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

Real Estate

Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses related to leases where we are the lessor, if any, are charged to operations as incurred.

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

In allocating the fair value of the identified intangibles of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods likely of being exercised by the lessee. The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income, both of which are amortized over the term used to value the intangible. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential income lost if the leases were not in place. The amortization of this intangible occurs over the initial term unless management believes that it is likely that the tenant would exercise the renewal option. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.

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

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, as we have concluded the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. We have received true-sale-at-law opinions for all of our securitization trust structures and non-consolidation legal opinions for all but one legacy securitization trust structure that support our conclusion regarding the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

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

We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically do not correspond with our ownership percentages). Our renewable energy projects are typically owned in partnerships structures (using limited liability companies, or LLCs taxed as partnerships) where we, along with other large institutional investors, if any, receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once this preferred return is achieved, the partnership “flips” and the company which operates the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with the other institutional investors, will have an on-going residual interest.

These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the limited liability entity agreement, less distributions received. Because certain of the limited liability entity and holding company agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intercompany gains and losses are eliminated for an amount equal to our interest and are reflected in the share in income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

We have also made an investment in a joint venture which holds land under solar projects. This investment entitles us to receive an equal percentage of both cash distributions and profit and loss under the terms of the LLC agreement. The investment, which we have determined to be a voting interest entity, is accounted for under the equity method of accounting, with our portion of rental income, adjusted for any fair value to book value basis difference, being recognized in Income (loss) from equity method investments in the period in which the income is earned.

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

Derivative Financial Instruments

We utilize derivative financial instruments, primarily interest rate swaps, to manage, or hedge, our interest rate risk exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of our fixed and floating-rate debt. In addition, we use forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated refinancing of our long-term debts. Our objective is to reduce the impact of changes in interest rates on our results of operations and cash flows.

The interest rate swaps we use are designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedges at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in AOCI, net of associated deferred income tax effects and are recognized in earnings at the same time as the hedged item, including as a result of the accrual of interest. Changes in fair value of the ineffective portions of these hedges are recognized in general and administrative expenses. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes.

Interest rate swap contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of its counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

Income Taxes

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. To qualify as a REIT, we must meet on an ongoing basis a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our net taxable income, excluding capital gains, to our stockholders. We intend to continue to meet the requirements for qualification as a REIT. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners. However, our taxable REIT subsidiaries (“TRSs”) will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any.

We account for income taxes under ASC 740, Income Taxes for our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income.

We apply ASC 740, Income Taxes with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states.

Equity-Based Compensation

At the time of completion of our initial public offering (“IPO”), we adopted our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may make equity or equity based awards as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan.

We record compensation expense for grants made under the 2013 Plan in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. The award earned is generally between 0% and 200% of the initial target, depending on the extent to which the performance target is met. We have also issued awards where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period as it is provided, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation.

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan if applicable (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders by the weighted-average number of shares of common stock outstanding during the period plus other potentially dilutive securities. No adjustment is made for shares that are anti-dilutive during a period.

Segment Reporting

We provide and arrange debt and equity investments for sustainable infrastructure projects and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective transition method. The updated standard becomes effective for us on January 1, 2018 and we expect will be first presented in our March 31, 2018, Form 10-Q. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures as the majority of our sources of revenue, e.g., investments in financing receivables, debt and equity securities, land leasing, and the securitization of financing receivables are not impacted by this new standard. Upon adoption of the new standard, we expect to elect the modified retrospective transition method.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, an identified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and may apply certain practical expedients to transition. If elected, these practical expedients would allow us to continue to use our previous lease classification conclusions and continue to classify the leases that exist at the date of adoption based on their pre-existing classification. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Equity Method Investments

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting. The new standard eliminates the requirement for an investor to retroactively apply the equity method when an increase in ownership interest in an investee triggers equity method accounting. It also simplifies, in certain areas, the accounting for equity method investments. The new standard is effective for us in the current fiscal year ending December 31, 2017 and interim periods therein. The new provisions are applied on a prospective basis to transactions within its scope. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Other accounting standards updates effective after March 31, 2017, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2017 and December 31, 2016, only our residual assets, financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

Unless otherwise discussed below, fair value is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these unobservable inputs would result in a lower fair value and a decline would result in a higher fair value. The financing receivables held for sale are carried at the lower of cost or fair value.

	As of March 31, 2017
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$994	$1,013	Level 3
Investments(1)	125	125	Level 3
Securitization residual assets	22	22	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit facilities	$406	$406	Level 3
Nonrecourse notes(2)	816	808	Level 3

(1)	The amortized cost of our investments as of March 31, 2017, was $128 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

	As of December 31, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$1,017	$1,042	Level 3
Investments(1)	58	58	Level 3
Securitization residual assets	19	19	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit facility	$283	$283	Level 3
Nonrecourse notes(2)	718	709	Level 3

(1)	The amortized cost of our investments as of December 31, 2016, was $61 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2017	2016
	(dollars in millions)
Balance, beginning of period	$58	$29
Purchases of investments	66	21
Sale of investments	—	(14)
Gains on investments recorded in earnings	—	1
Gains (losses) on investments recorded in OCI(1)	1	—

Balance, end of period	$125	$37

(1)	As of March 31, 2017, approximately $11 million of investment grade rated debt that we held for more than 12 months was in an unrealized loss position of approximately $1 million due to interest rate movements. We have the intent and ability to hold this investment until a recovery of fair value. As of March 31, 2017, we held no other securities in an unrealized loss position for over 12 months

For investments held at fair value, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions both as of March 31, 2017 and December 31, 2016.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of March 31, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in the other assets or accounts payable, accrued expenses and other line items in the consolidated balance sheets.

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

	March 31, 2017	December 31, 2016
	(dollars in millions)
Cash deposits	$16	$29
Restricted cash deposits (included in Other assets)	67	30

Total cash deposits	$83	$59

Amount of cash deposits in excess of amounts federally insured	$80	$57

4.	Non-Controlling Interest

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock or redeemed for cash during the three months ended March 31, 2017 or the three months ended March 31, 2016. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	As of and for the three months ended March 31,
	2017	2016
	(dollars in millions)
Gains on securitizations	$4	$5
Purchase of receivables securitized	$87	$141
Proceeds from securitizations	$91	$146
Residual and servicing assets included in Other Assets	$22	$11
Cash received from residual and servicing assets	$2	$1

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

As of March 31, 2017 and December 31, 2016, our managed assets totaled $4.2 billion and $3.9 billion, respectively, of which $2.3 billion and $2.3 billion, respectively were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2017 or 2016, and no material securitization delinquencies as of March 31, 2017 or December 31, 2016. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, the federal government where the ultimate obligor is the U.S. federal government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio

As of March 31, 2017, our Portfolio included approximately $1.9 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our non-controlling equity investments in renewable energy projects and land.

The following is an analysis of our Portfolio by type of obligor and credit quality as of March 31, 2017:

	Investment Grade
	Government (1)	Commercial (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Financing receivables	$496	$496	$21	$1,013	$—	$1,013
Investments	103	22	—	125	—	125
Real estate(4)	—	289	—	289	21	310
Equity investments in renewable energy projects	—	—	—	—	428	428

Total	$599	$807	$21	$1,427	$449	$1,876

% of Debt and Real Estate Portfolio	42%	57%	1%	100%	N/A	N/A
Average Remaining Balance (5)	$12	$9	$10	$10	$20	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $334 million of U.S. federal government transactions and $265 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities, that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $11 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $306 million of internally rated residential solar loans made on a nonrecourse basis to special purpose subsidiaries of SunPower Corporation, for which we rely on certain limited indemnities, warranties and other obligations of SunPower Corporation or its other subsidiaries.

(3)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(5)	Excludes approximately 125 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $45 million.

Financing Receivables and Investments

In accordance with the terms of certain purchase agreements relating to financing receivables or transactions, payments of the purchase price are scheduled to be made over time, generally within twelve months of entering into the transaction, and as a result, we have recorded deferred funding obligations of $175 million and $171 million as of March 31, 2017 and December 31, 2016, respectively. Approximately $43 million and $41 million of those investments were pledged as collateral against these obligations as of March 31, 2017 and December 31, 2016, respectively.

We had no financing receivables, investments or leases that were impaired or on nonaccrual status as of March 31, 2017 or December 31, 2016. There was no provision for credit losses or troubled debt restructurings as of March 31, 2017 or December 31, 2016.

The components of financing receivables as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
	(dollars in millions)
Financing receivables
Financing or minimum lease payments	$1,332	$1,395
Unearned interest income	(317)	(351)
Unearned fee income, net of initial direct costs	(2)	(2)

Financing receivables	$1,013	$1,042

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2017:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing receivables
Maturities by period	$1,013	$5	$33	$65	$910
Weighted average yield by period	5.2%	6.2%	6.3%	4.7%	5.2%
Investments
Maturities by period	$125	$—	$—	$1	$124
Weighted average yield by period	4.2%	—%	—%	4.7%	4.2%

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2056 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
	(dollars in millions)
Real Estate
Land	$213	$145
Lease intangibles	79	29
Accumulated amortization of lease intangibles	(3)	(2)

Real Estate	$289	$172

In 2017, we purchased a portfolio of over 4,000 acres of land and related long-term triple net leases to over 20 individual solar projects with investment grade off-takers at a cost of approximately $138 million. Approximately $21 million (1,100 acres) of this real estate portfolio was acquired through an equity interest in a joint venture that we account for under the equity method of accounting and approximately $49 million of our purchase price was allocated to intangible lease assets on a relative fair value basis. Up to an additional $8 million may become payable under this transaction upon completion of certain project related contingencies.

As of March 31, 2017, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Years Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
From April 1, 2017 to December 31, 2017	$2	$12
2018	2	16
2019	2	16
2020	2	16
2021	2	17
2022	2	17
Thereafter	64	577

Total	$76	$671

There are conservation easement agreements covering several of our properties that limit the use of the property upon its lease expiration.

Equity Investments

We have made non-controlling equity investments in a number of renewable energy projects operated by renewable energy companies as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of March 31, 2017, we held the following equity method investments:

Acquisition Date	Transaction	Investment	Partner
		(in millions)
October 2014	Strong Upwind Holdings I, LLC	$93	JPMorgan
April 2015	Strong Upwind Holdings II, LLC	30	JPMorgan
December 2015	Strong Upwind Holdings III, LLC	63	JPMorgan
December 2015	Buckeye Wind Energy Class B Holdings LLC	67	Invenergy
June 2016	MM Solar Holdings LLC	26	AES
October 2016	Invenergy Gunsight Mountain Holdings, LLC	38	Invenergy
February 2017	Strong Upwind Holdings IV, LLC	66	JPMorgan
Various	Other transactions	66	Various

	Total Equity Method Investments	$449

Based on an evaluation of our equity method investments, we determined that no OTTI impairment had occurred as of March 31, 2017 or December 31, 2016.

7.	Credit Facilities

Revolver

We have a senior secured revolving credit facility which matures in July 2019. The facility provides for total maximum advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the G&I Facility and the PF Facility. The “G&I Facility” can be used to leverage certain qualifying government and institutional financings entered into by us and the “PF Facility” can be used to leverage certain qualifying project financings entered into by us.

The following table provides additional detail on our credit facility as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(dollars in millions)
Outstanding balance	$305	$283
Value of collateral pledged to credit facility	$513	$471
Weighted average short-term borrowing rate	2.6%	2.3%

Loans under the G&I Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5% or, under certain circumstances, 1.5% plus the Base Rate. Loans under the PF Facility bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the Base Rate. The Base Rate is defined as the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” (iii) LIBOR plus 1.0% and (iv) zero. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.

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

We have approximately $6 million of remaining unamortized costs associated with the credit facility that have been capitalized and included in Other assets on our balance sheet, and are being amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

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

Term Loan

In February 2017, we borrowed $102 million under a recourse credit facility that is scheduled to mature on August 9, 2017, and can be repaid at any time. This credit facility is secured by equity in one of our wholly-owned subsidiaries that holds approximately $128 million of real estate, financing receivables and equity investments. The loan bears interest at a rate of 3 month LIBOR plus 200 basis points through June 9, 2017, increasing to 3 month LIBOR plus 275 basis points on June 10, 2017.

This term loan also includes customary events of default. The occurrence of an event of default may result in termination of the term loan, acceleration of amounts due, and accrual of default interest. Any default interest will accrue at the applicable rate plus 2.0% prior to any acceleration or the scheduled maturity date, and 5.0% thereafter. We recorded $1.4 million of debt issuance costs which are netted against the outstanding balance.

8.	Nonrecourse Debt

We have outstanding the following asset-backed nonrecourse debt and bank loans (dollars in millions):

	Outstanding Balance as of						Value of Assets Pledged as of
	March 31, 2017	December 31, 2016	Interest Rate		Maturity Date	Anticipated Balance at Maturity	March 31, 2017	December 31, 2016	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$74	$75	2.79%		December 2019	$57	$92	$93	Financing receivables
ABS Loan Agreement	$88	$90	5.74%		September 2021	$17	$93	$97	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1 A	$96	$97	4.28%		October 2034	$—	$138	$138	Financing receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1 B Note	$14	$—	5.41%		October 2034	$—	$138	$—	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Loan Agreement 2015-1	$71	$74	4.65	%(1)	December 2021	$—	$92	$96	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
HASI SYB Loan Agreement 2015-2	$40	$41	5.23	%(1)	December 2023	$—	$67	$70	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$149	$150	4.92%		December 2020	$132	$174	$175	Residential Solar Financing Receivables, Related Interest Rate Swaps
HASI SYB Loan Agreement 2016-1	$114	$98	4.09	(1)	November 2021	$96	$132	$114	Residential Solar Financing Receivables, Related Interest Rate Swaps
HASI SYB Trust 2016-2	$84	$—	4.35%		April 2037	$—	$91	$—	Financing receivables
Other nonrecourse debt (2)	$78	$84	2.26% - 7.45%		2017 to 2032	$—	$75	$81	Financing receivables
Debt issuance costs	$(18)	$(17)

Nonrecourse debt	$790	$692

(1)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged.
(2)	Other nonrecourse debt consists of various debt agreements used to finance certain of our financing receivables for the term of the financing receivables. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.

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

The HASI Sustainable Yield Bond (“HASI SYB”) 2015-1 consists of two instruments, (i) $101 million in aggregate principal amount of 4.28% HASI SYB 2015-1A, Class A Bonds (the “Class A Bonds”) and (ii) $18 million in aggregate principal amount of 5.0% HASI SYB 2015-1B, Class B Bonds (the “Class B Bonds”), both with an anticipated repayment date in October 2034. The Class A Bonds rank senior to the Class B Bonds in priority of payment. In January 2017, we borrowed $14 million of non-recourse debt using the Class B Bonds as collateral.

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	Term
HASI SYB Loan Agreement 2015-1	3 month Libor	1.55%	$63	$67	$0.2	$—	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	36	37	—	—	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	29	29	(0.2)	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	119	119	0.8	1.0	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	96	72	0.4	0.2	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	107	107	—	—	November 2021 to October 2032

Total			$450	$431	$1.2	$1.0

The total fair value of our hedges relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized gains or losses in AOCI and in Other Assets or Accounts payable, accrued expenses and other in the accompanying Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges.

The next 12-months of stated minimum maturities of nonrecourse debt are as follows:

(dollars in millions)
April 1, 2017 to December 31, 2017	$44
2018	46
2019	104
2020	175
2021	203
2022	15
Thereafter	221

$808
Deferred financing costs, net	(18)

Total Nonrecourse Debt	$790

The stated minimum maturities of nonrecourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from Strong Upwind Holdings II, LLC, Strong Upwind Holdings III, LLC or Buckeye Wind Energy Class B Holdings LLC, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings.

SunPower Corporation (“Sunpower”), which originated and services the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3 and the HASI SYB Loan Agreement 2016-1, has publicly disclosed that they are not in compliance, and do not expect to comply for 2017, with a debt-to-EBITDA leverage covenant in one of their loan agreements, due in part to a restructuring they have undertaken as result of changes in the broader solar market. According to SunPower’s disclosure, they are not in default under this cash collateralized loan that has an outstanding balance of $5 million.

The portfolios of residential solar leases are held in bankruptcy remote special purpose entities (“SPEs”) that are performing in line with our expectations and the SPEs, and not SunPower, are the source of repayment under our loans. SunPower has provided us certain limited indemnities and warranties and as servicer, provides various services including billing, monitoring payments by homeowners to a third-party lockbox and customer service. Our loan agreements included the same debt-to-EBITDA covenant referred to above to monitor changes in SunPower’s credit, as is typical for a servicer. As a result, our lenders are entitled to apply approximately $1 million of the cash flow after payment of principal and interest each quarter to further reduce the principal balance on our loan. We continue to monitor the situation and anticipate having further discussions with our lenders and with SunPower but at the present time, do not anticipate any other impact.

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

We recorded a tax expense of less than $0.1 million for both the three months ended March 31, 2017 and 2016. Our income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2016 and 2017:

Announced Date	Record Date		Pay Date	Amount per share
3/15/16	3/30/16		4/7/16	$0.30
6/07/16	7/06/16		7/14/16	$0.30
9/15/16	10/05/16		10/13/16	$0.30
12/13/16	12/29/16	*	1/12/17	$0.33
3/15/17	4/5/17		4/13/17	$0.33

*	This dividend was treated as a distribution in 2017 for tax purposes.

We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares and warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings and ATM offerings of our common stock in 2016 and 2017:

Closing Date	Common Stock Offerings	Shares Issued[1]	Price Per Share		Net Proceeds [2]
		(amounts in millions, except per share amounts)
6/21/16	Public Offering	4.60	$19.78	[3]	$91
5/9/16 to 6/30/16	ATM	0.065	$20.31	[4]	$1
11/09/16	Public Offering	4.025	$19.28	[3]	$77
12/13/16 to 12/29/16	ATM	0.407	$19.47	[4]	$8
1/20/17 to 2/2/17	ATM	0.197	$19.18	[4]	$4
3/10/17	Public Offering	3.45	$18.73	[3]	$64

[1]	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
[2]	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.
[3]	Represents the price per share at which the underwriters in our public offerings purchased shares from our company.
[4]	Represents the average price per share at which investors in our ATM offerings purchased shares from our company.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We have issued awards with service, performance and market conditions. During the three months ended March 31, 2017, our board of directors awarded employees and directors 701,982 shares of restricted stock and restricted stock units that vest in 2017 to 2020. The restricted common stock units have market based vesting conditions, and were granted at an average price of $18.99 for a total value of $4.8 million. As of March 31, 2017, as it relates to previously issued awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.

For the three months ended March 31, 2017, we recorded $3 million of equity-based compensation expense as compared to $2 million for the three months ended March 31, 2016. The total unrecognized compensation expense related to awards of restricted common stock and restricted stock units was approximately $20 million as of March 31, 2017. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately two years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	448,782	19.02	8.5
Vested	(79,211)	16.94	(1.3)
Forfeited	—	—	—

Ending Balance — March 31, 2017	1,551,243	$18.17	$28.2

A summary of the unvested shares of restricted stock units that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value (in millions)
Balance — December 31, 2016	—	—	—
Granted	253,200	$18.99	$4.8
Vested	—	—	—
Forfeited	—	—	—

Ending Balance — March 31, 2017	253,200	$18.99	$4.8

12.	Earnings per Share of Common Stock

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

The computation of basic and diluted earnings per common share is as follows:

	Three Months Ended March 31,
Numerator:	2017	2016
	(in millions, except share and per share data)
Net income attributable to controlling shareholders and participating securities	$7.2	$3.2
Less: Dividends paid on participating securities	(0.6)	(0.6)
Undistributed earnings attributable to participating securities	—	—

Net income attributable to controlling stockholders	$6.6	$2.6

Denominator:
Weighted-average number of common shares — basic	47,497,107	37,016,210

Weighted-average number of common shares — diluted	47,497,107	37,016,210

Basic earnings per common share	$0.14	$0.07

Diluted earnings per common share	$0.14	$0.07

Other Information:
Weighted-average number of OP units	284,992	284,992

Unvested restricted common stock outstanding	1,551,243	1,866,771

Unvested restricted stock units outstanding	253,200	0

13.	Equity Method Investments

We have noncontrolling unconsolidated equity investments in entities that own minority interests in renewable energy projects and in one case, real estate. During the three months ended March 31, 2017 and 2016, we recognized income of $4.2 million and $0.3 million, respectively, from our equity method investments. We describe our accounting for noncontrolling equity investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method:

	As of the year ended December 31,
	2016	2015
	(dollars in millions, unaudited)
Current Assets	$3	$2
Total Assets	$88	$90
Current Liabilities	$4	$4
Total Liabilities	$39	$42
Members’ Equity	$49	$48

	For the year ended December 31,
	2016	2015
	(dollars in millions, unaudited)
Revenue	$12	$13
Income from Continuing Operations	$5	$6
Net Income	$5	$6

Because we have elected to record our equity method investments in renewable energy projects one quarter in arrears, the last calendar quarter presented above is reflected in our financial statements in the following year.

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

The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2016 as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2016 (collectively, our “2016 Form 10-K”) that was filed with the SEC.

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

We own approximately 20,000 acres of land that are leased under long-term agreements to over 45 renewable energy projects, which we have recorded in our financial statements as real estate, and also have rights to payments from land leases for a diversified portfolio of over 50 wind and solar projects, which we have recorded in our financial statements as financing receivables. We have equity investments in renewable energy projects operated by various renewable energy companies and in a joint venture that owns land leased to several solar projects. These transactions enable us to participate in the cash flows associated with these projects, typically on a priority basis.

We may also invest in other projects, such as water or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

We completed approximately $288 million of transactions during the three months ended March 31, 2017, compared to approximately $213 million for the same period in 2016. As of March 31, 2017, pursuant to our strategy of holding a large portion of these transactions on our balance sheet, we held approximately $1.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio”, including approximately 98% of our 2017 transactions.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As of March 31, 2017, we managed approximately $2.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2017, we manage approximately $4.2 billion of assets which we refer to as our managed assets.

We finance our Portfolio with a combination of debt and equity. During the three months ended March 31, 2017 we issued approximately $68 million of common equity through public offerings and completed approximately $216 million of debt financings.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of March 31, 2017, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed or with regard to any specific terms of such pipeline transactions.

We elected to be, and intend to continue to operate our business so as to qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also intend to continue to operate our business in a manner that will permit us to maintain our exception from registration as an investment company under the 1940 Act.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates and liquidity, commodity prices, U.S. federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exception from registration as an investment company under the 1940 Act. We provide a summary of the factors impacting our operating results in our 2016 Form 10-K under “MD&A – Factors Impacting our Operating Results.”

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies under Note 2 in our 2016 Form 10-K and under Note 2 of this Form 10-Q.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Financing receivables

•	Investments

•	Real estate

•	Securitization of receivables

•	Consolidation and equity method investments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.

We provide additional information on our critical accounting policies and use of estimates under “MD&A—Critical Accounting Policies and Use of Estimates” in our 2016 Form 10-K.

Financial Condition and Results of Operation

Our Portfolio

Our Portfolio totaled approximately $1.9 billion as of March 31, 2017, and included approximately $0.6 billion of energy efficiency and other sustainable infrastructure investments and approximately $1.3 billion of renewable energy (wind and solar) transactions. Approximately 61% of our Portfolio consisted of fixed rate debt investments. Approximately 15% of our Portfolio was real estate with long-term leases and approximately 24% of our Portfolio represented unconsolidated equity ownership of renewable energy related projects. Our Portfolio consisted of over 155 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 12 years as of March 31, 2017. The following chart shows our Portfolio (excluding equity investments) by the credit quality of the obligor.

[1]	See Note 6 of the financial statements in this Form 10-Q for further analysis of our Portfolio by type of obligor and credit quality as of March 31, 2017 as well as other details on our Portfolio.

Our Portfolio included the following as of March 31, 2017:

•	Financing receivables, such as project loans, receivables and direct financing leases,

•	Debt securities,

•	Real estate, such as land or other physical assets and related lease intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, such as projects where we hold a non-controlling equity interest.

We generally refer to both financing receivables and debt securities as debt investments. The table below provides details on the interest rate and maturity of our debt investments as of March 31, 2017:

	Balance in Millions	Maturity
Fixed-rate financing receivables, interest rates less than 5.00% per annum	$438	2017 to 2041
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	358	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.50% per annum	217	2017 to 2069

Financing receivables	1,013
Allowance for credit losses	—

Financing receivables, net of allowance	1,013
Fixed-rate investment in debt securities, interest rates of less than 5.00% per annum	118	2025 to 2041
Fixed-rate investment in debt securities, interest rates 5.01% to 6.50% per annum	7	2031 to 2047

Total Financing Receivables and Investments	$1,138

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

	Three Months Ended March 31,
	2017	2016
	(dollars in millions)
Interest income, financing receivables	$14	$11
Average monthly balance of financing receivables	$1,048	$869
Average interest rate from financing receivables	5.4%	5.3%
Interest income, investments	$1	$1
Average monthly balance of investments	$87	$30
Average interest rate of investments	4.3%	5.0%
Rental income	$4	$3
Average monthly balance of real estate	$231	$160
Average yield on real estate	7.1%	7.1%
Average monthly balance of Portfolio	$1,367	$1,059
Average yield from Portfolio	5.6%	5.5%
Interest expense (1)	$10	$8
Average monthly balance of debt (1)	$904	$728
Average interest rate from debt(1)	4.5%	4.2%
Average interest spread(1)	1.1%	1.4%
Net investment margin(1)	2.6%	2.7%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the renewable energy projects because our earnings from the equity investments in the renewable energy projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of March 31, 2017:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables	$1,013	$22	$166	$285	$540
Investments	$125	$1	$5	$1	$118

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of March 31, 2017, and

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2017.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2041.

We had no financing receivables, investments or leases on nonaccrual status as of March 31, 2017 or December 31, 2016. We did not have any loan modifications that qualify as troubled debt restructurings during the three months ended March 31, 2017 or 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(dollars in millions)
Revenue:
Interest Income, financing receivables	$14	$11	$3	27%
Interest Income, investments	1	1	—	—
Rental income	4	3	1	33%
Gain on sale of receivables and investments	4	5	(1)	(20%)
Fee income	1	—	1	NM

Total Revenue	24	20	4	20%

Expenses:
Interest expense	14	11	3	27%
Compensation and benefits	5	4	1	25%
General and administrative	2	2	—	—

Total Expenses	21	17	4	24%

Income (loss) before equity method investments	3	3	—	—
Income (loss) from equity method investments	4	—	4	NM

Net income (loss) before income tax	7	3	4	133%
Income tax expense	—	—	—	—

Net Income (loss)	$7	$3	$4	133%

*	NM – Percentage change is not meaningful.

•	Net Income increased by approximately $4 million as a result of a $4 million increase in total revenue and $4 million increase in income from equity method investments, as a result of additional acquisitions when compared to the same period in 2016. This was offset by a $4 million increase in total expenses attributable primarily to an increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to recognizing income based on a constant yield methodology in order to treat our renewable energy equity investments in a manner similar to our other investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Total Revenue grew by approximately $4 million as Interest Income, financing receivables increased by $3 million due primarily to incremental financing receivable origination activity. Rental Income and Fee income also grew by approximately $1 million each. Gain on sale of receivable and investments decreased by approximately $1 million due to lower securitization activity than in the comparable prior period.

•	The increase in revenue was offset by $3 million of higher interest expense due primarily to an increase in debt outstanding during the three months ended March 31, 2017, when compared to the same period in 2016. In addition to a higher average debt balance outstanding during the period, we also increased the amount of fixed rate debt outstanding in 2017, when compared to the same period in 2016.

•	Compensation and benefits increased by $1 million due to higher staffing costs.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, one-time acquisition related costs, if any, any non-cash tax charges and add back earnings attributable to our non-controlling interest. We also make an adjustment to account for our equity method investments in the renewable energy projects as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Certain of our equity method investments in the renewable energy projects are structured using typical partnership “flip” structures where we, along with other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership flips and the renewable energy company, which operates the project, receives more of the cash flows through its equity interests with the institutional investors retaining an ongoing residual interest. The cash flows in renewable energy projects are often significantly different from the net income due to high levels of depreciation and other non-cash expense and the agreed upon allocation of cash flow in a project with these preferred returns may be different than the profit and loss allocation.

Under U.S. GAAP, we account for these investments utilizing the hypothetical liquidation at book value method (“HLBV”). Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. Given the structure of the investments, we negotiated the purchase prices of our renewable energy investments based on our assessment of the expected cash flows we will receive from each investment discounted back to net present value based on a discount rate that represented an expected yield on the investment. This is similar to how we value the expected cash flows in financing receivables. In an attempt to treat these investments in a manner similar to our other investments and our initial valuation and because we are entitled to receive a preferred return of cash flows on our investments independent of how profits and losses are allocated, in calculating Core Earnings for the below periods, we include as Core Earnings the distributions received from these investments less an estimated return of capital. Generally, under this methodology, we reflect our initial capital investment as being amortized over the life of the project using a constant yield. The initial constant yield we selected is equal to the discount rates we determined when making our investment decisions. On at least a quarterly basis, we will review and, if appropriate, adjust the discount rates and the expected amortization for purposes of calculating Core Earnings in future periods, as necessary, to reflect changes in both actual cash flows received and our estimates of the future cash flows from the projects. Our allocation of profits and losses in certain of our equity investment transactions is projected to change in 2019, which is expected to result in an increase of the amount of HLBV profits or losses allocated to us.

For the three months ended March 31, 2017, we collected cash distributions from our equity investments of approximately $17 million. We recognized $4 million under GAAP for our equity investments and an additional $5 million for our Core Earnings adjustment based upon the constant yield methodology discussed above.

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

We have calculated our Core Earnings for the three months ended March 31, 2017 and March 31, 2016. The table below provides a reconciliation of our U.S. GAAP net income to Core Earnings:

	Three Months Ended March 31,
	2017		2016
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders	$7,199	$0.14	$3,169	$0.07
Core Earnings adjustments
Equity method investments	5,178		6,641
Non-cash equity-based compensation charges	2,569		2,008
Amortization of intangibles	507		350
Current year earnings attributable to non-controlling interest	43		28

Core Earnings(1)	$15,496	$0.32	$12,196	$0.32

(1)	Core Earnings per share is based on 49,080,573 shares three months ended March 31, 2017 and 38,591,182 shares for the three months ended March 31, 2016, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the non-controlling interest in our Operating Partnership.

Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized financing receivables are not sold. We believe that our managed asset information is useful to investors because it portrays the amount of both on- and off-balance sheet financing receivables that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of financing receivables and investments reported on our consolidated balance sheet and our retained interests in securitized financing receivables. Our non-GAAP managed assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets:

	As of
	March 31, 2017	December 31, 2016
	(dollars in millions)
Financing receivables	$1,013	$1,042
Investments	125	58
Real estate	289	172
Equity method investments	449	363
Assets held in securitization trusts	2,288	2,298

Managed Assets	$4,164	$3,933

Credit losses as a percentage of assets under management	0.0%	0.0%

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of March 31, 2017, the facility provides for up to $500 million of borrowing capacity with maximum total advances of $1.5 billion.

In February 2017, we borrowed $102 million from a financial institution. This recourse credit agreement matures on August 9, 2017 and can be repaid at any time. It bears interest at a floating rate of 2.0% above three month LIBOR which increases to 2.75% after June 9, 2017 and is also secured by the equity of our special purpose subsidiary that holds $128 million of land investments, financing receivables, and equity method investments.

In addition, as of March 31, 2017, we had approximately $790 million of nonrecourse borrowings. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of March 31, 2017, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.3 billion.

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

We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make. We also expect to continue to raise funds through public and private offerings of equity. In May 2016, we established an “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $75 million of our common stock. During the three months ended March 31, 2017, we issued approximately 0.2 million shares and raised approximately $4 million under our ATM program. In addition, we raised $64 million of common equity through public offerings in 2017. See Note 11 to our financial statements of this Form 10-Q.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.9 to 1 as of March 31, 2017 which is below our target range of 2.5 to 1. We would expect over time to add additional debt, which will allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 64% as of March 31, 2017, and within our targeted fixed rate debt percentage range of approximately 60% to 85%.

The calculation of our debt at fixed rates and leverage as of March 31, 2017 and December 31, 2016 is shown in the chart below:

	March 31, 2017	% of Total	December 31, 2016	% of Total
($ in millions)
Floating-rate borrowings	$435	36%	$320	33%
Fixed-rate debt	$761	64%	$655	67%

Total debt (1)	$1,196	100%	$975	100%

Equity	$637		$574
Leverage	1.9 to 1		1.7 to 1

(1)	Floating-rate borrowings include borrowings under our floating-rate credit facilities, our short term borrowing and approximately $28 million and $37 million of nonrecourse debt that has not been hedged as of March 31, 2017, and December 31, 2016, respectively. Fixed-rate debt also includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors).

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

Sources and Uses of Cash

We had approximately $83 million and $59 million of unrestricted cash, cash equivalents and restricted cash as of March 31, 2017 and December 31, 2016, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $5 million for three months ended March 31, 2017, driven primarily by net income of $7 million. Equity-based compensation and depreciation and amortization added an additional $5 million which was partially offset by the net changes of approximately $4 million related to the sale of financing receivables and investments (including the change in financing receivables held-for-sale) and approximately $2 million from changes in accounts payable and accrued expenses and other and $1 million from equity method investments.

Net cash provided by operating activities was $10 million for the three months ended March 31, 2016, driven by net income of $3 million, adjustments for noncash items of $4 million, consisting primarily of equity-based compensation and depreciation and amortization and cash inflows, from the net changes of approximately $1 million related to the sale of financing receivables and investments (including the change in financing receivables held-for-sale) and approximately $2 million from changes in accounts payable and accrued expenses and other.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was $222 million for the three months ended March 31, 2017. We invested $46 million in financing receivables and investments, $107 million in real estate and $98 million in additional equity interests in renewable energy projects and real estate investments. In addition, $29 million was used for other investing activities, which was primarily related to an investment in a restricted certificate of deposit that was classified in other assets. We collected cash from principal payments on our financing receivables and investments of $32 million. In addition, we received $12 million from the sale of financing receivables and investments and cash distributions from our investment in our renewable energy projects of $14 million.

Net cash used in investing activities was approximately $44 million for three months ended March 31, 2016. We invested $89 million in financing receivables and investments, $7 million in real estate, and made an additional $2 million in equity investments in renewable energy projects. We received $29 million from the sale of financing receivables and investments and cash distributions from our investment in our renewable energy projects of $16 million. In addition, we collected cash from principal payments on our financing receivables and investments of $9 million.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $240 million for the three months ended March 31, 2017. This includes net borrowings from our credit facilities of $236 million, borrowings of non-recourse debt of $114 million and net proceeds of $68 million from the issuance of our common stock, partially offset by payments of $162 million on our credit facilities, nonrecourse debt and deferred funding and other financing obligations and dividend and distribution payments of $16 million.

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

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $22 million as of March 31, 2017, that may be at risk in the event of defaults in our securitization trusts, and limited representations, warranties and covenants regarding our activities with regard to certain of our renewable energy equity interests, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the Condensed Consolidated Financial statements included in this Form 10-Q and as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates,” in our 2016 Form 10-K.

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

To the extent that we generate taxable income, distributions to our stockholders generally will be taxable as ordinary income, although all or a portion of such distributions may be designated by us as a qualified dividend or capital gain. In the event we make distributions to our stockholders in excess of our taxable income, the excess will constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

The dividends declared in 2016 and 2017 are described under Note 11 to our financial statements in this Form 10-Q.

Book Value Considerations

As of March 31, 2017, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $125 million in investments available-for-sale, an approximately $1 million asset for interest rate swaps and the $22 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of March 31, 2017, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s power purchase agreement or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We may encounter enhanced credit risk as we expect that over time our strategy will increasingly include mezzanine debt, real estate or equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 of our financial statements included in this Form 10-Q.

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

Our nonrecourse debt is at fixed rates or we have used interest rate hedges that convert the majority of the floating rate debt to fixed rate. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate nonrecourse debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. We carry our interest rate hedges at fair value in our balance sheet as described in Note 8 to our financial statements in this Form 10-Q.

Our credit facilities are variable rate loans with approximately $406 million outstanding as of March 31, 2017 and we have $28 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $435 million in variable rate borrowings by $0.5 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in this Form 10-Q.

Liquidity and Concentration Risk

The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Each of our projects typically have one obligor and thus we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. See also “—Credit Risks” above.

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

Risk Management

Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the approximately $4 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2017, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2017, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2016 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the three months ended March 31, 2017, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the three months ended March 31, 2017.

The table below summarizes all of our repurchases of common stock during the three months ended March 31, 2017. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2017	2,332	$18.28	N/A	N/A
February 2017	351	$19.92	N/A	N/A
March 2017	22,701	$19.82	N/A	N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1*	Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan

10.2*	Amended and Restated Form of Restricted Stock Unit Award Agreement

10.3*	Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: May 4, 2017	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 4, 2017	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President