Form 10-Q
period 2017-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2017-08-03
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,072,035 shares of common stock, par value $0.01 per share, outstanding as of July 31, 2017 (which includes 1,416,629 shares of unvested restricted common stock).

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

- ii -

- iii -

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2017 (unaudited)	December 31, 2016
Assets
Financing receivables	$1,140,441	$1,042,237
Investments	126,329	58,058
Real estate	298,145	172,257
Equity method investments	550,986	363,297
Cash and cash equivalents	41,696	29,428
Other assets	130,934	80,610

Total Assets	$2,288,531	$1,745,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$37,559	$25,219
Deferred funding obligations	273,447	170,892
Credit facilities	392,482	283,346
Nonrecourse debt (secured by assets of $1,269 million and $864 million, respectively)	921,780	692,091

Total Liabilities	1,625,268	1,171,548

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 51,655,406 and 46,493,155 shares issued and outstanding, respectively	517	465
Additional paid in capital	766,894	663,744
Accumulated deficit	(107,263)	(92,213)
Accumulated other comprehensive income (loss)	(575)	(1,388)
Non-controlling interest	3,690	3,731

Total Stockholders’ Equity	663,263	574,339

Total Liabilities and Stockholders’ Equity	$2,288,531	$1,745,887

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Interest income, financing receivables	$13,637	$12,647	$27,755	$24,135
Interest income, investments	1,358	434	2,301	809
Rental income	4,863	2,975	8,972	5,791
Gain on sale of receivables and investments	7,726	5,438	11,675	10,940
Fee income	691	351	1,372	653

Total Revenue	28,275	21,845	52,075	42,328
Expenses:
Interest expense	15,361	11,034	29,144	22,310
Compensation and benefits	5,659	5,754	10,385	10,172
General and administrative	3,139	2,322	5,327	4,138

Total Expenses	24,159	19,110	44,856	36,620

Income before equity method investments	4,116	2,735	7,219	5,708
Income (loss) from equity method investments	8,377	1,076	12,548	1,346

Income before income taxes	12,493	3,811	19,767	7,054
Income tax (expense) benefit	(83)	(36)	(114)	(82)

Net income (loss)	$12,410	$3,775	$19,653	$6,972

Net income (loss) attributable to non-controlling interest holders	70	28	114	56

Net income (loss) attributable to controlling stockholders	$12,340	$3,747	$19,539	$6,916

Basic earnings per common share	$0.23	$0.09	$0.38	$0.16

Diluted earnings per common share	$0.23	$0.09	$0.38	$0.16

Weighted average common shares outstanding—basic	50,573,996	37,737,026	49,044,051	37,376,618
Weighted average common shares outstanding—diluted	50,573,996	37,737,026	49,044,051	37,376,618

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$12,410	$3,775	$19,653	$6,972
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in each of the three and six month periods ended 2017 and 2016	(2,792)	(2,434)	(1,804)	(5,916)
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million and $0.0 million in each of the three and six months periods ended 2017 and 2016, respectively	2,149	691	2,621	962

Comprehensive income (loss)	$11,767	$2,032	$20,470	$2,018
Less: Comprehensive income (loss) attributable to non-controlling interest holders	67	19	118	19

Comprehensive income (loss) attributable to controlling stockholders	$11,700	$2,013	$20,352	$1,999

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$19,653	$6,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,058	3,573
Equity-based compensation	5,553	4,920
Equity method investments	(6,938)	412
Non-cash gain on securitization	(11,061)	(7,095)
Gain on sale of financing receivables and investments	(1,655)	(1,366)
Changes in financing receivables held-for-sale	—	5,382
Changes in accounts payable and accrued expenses	2,168	2,718
Other	(129)	(5,439)

Net cash provided by operating activities	13,649	10,077

Cash flows from investing activities
Purchases of financing receivables	(80,921)	(106,874)
Principal collections from financing receivables	55,513	57,469
Proceeds from sales of financing receivables	51,389	29,032
Purchases of investments	(10,991)	(23,333)
Principal collections from investments	1,225	857
Proceeds from sales of investments	—	13,914
Purchases of real estate	(118,963)	(7,345)
Equity method investments	(214,537)	(10,706)
Equity method distributions received	33,772	27,903
Other	(5,285)	(1,550)

Net cash used in investing activities	(288,798)	(20,633)

Cash flows from financing activities
Proceeds from credit facilities	277,612	117,400
Principal payments on credit facilities	(168,801)	(119,146)
Proceeds from nonrecourse debt	258,189	—
Principal payments on nonrecourse debt	(27,704)	(41,429)
Payments on deferred funding obligations	(73,927)	(43,414)
Net proceeds of common stock issuances	98,399	91,516
Payments of dividends and distributions	(33,020)	(23,321)
Other	(9,167)	(5,912)

Net cash provided by (used in) financing activities	321,581	(24,306)

Increase (decrease) in cash, cash equivalents, and restricted cash	46,432	(34,862)
Cash, cash equivalents, and restricted cash at beginning of period	59,144	79,216

Cash, cash equivalents, and restricted cash at end of period	$105,576	$44,354

Interest paid	$21,088	$19,396
Non-cash changes in deferred funding obligations (financing activity)	$175,970	$13,041
Non-cash changes in financing receivables and investments (investing activity)	$(175,970)	$(26,456)
Non-cash changes in residual assets (investing activity)	$(11,061)	$(7,095)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

June 30, 2017

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. The Company’s results of operations for the quarterly period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation. These reclassifications include changes to the presentation of the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update (“ASU”) No. 2016-18 Statement of Cash Flows (Topic 230). The adoption of this ASU is discussed further in our 2016 Form 10-K in the Recently Issued Accounting Pronouncements section of Note 2.

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

If a financing receivable is considered to be impaired, we will determine if an allowance should be recorded. We will record an allowance if the present value of expected future cash flows discounted at the financing receivable’s contractual effective rate is less than its carrying value. This estimate of cash flows may include the currently estimated fair market value of the collateral less estimated selling costs if repayment is expected solely from the collateral. We charge off financing receivables against the allowance when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

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

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of the OTTI in earnings. We determine the credit component using the difference between the securities’ amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.

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

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments. We determined that the trusts used in securitizations are variable interest entities (“VIEs”), as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under U.S. GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

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

We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Our renewable energy projects are typically owned in partnerships structures (using limited liability companies, or LLCs taxed as partnerships) where we receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. We have typically partnered with either the operator of the project or other tax equity investors. Once our preferred return is achieved, the partnership “flips” and the company which operates the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with any other institutional investors, will have an on-going residual interest.

These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the limited liability company agreement, less distributions received. Because certain of the limited liability company and holding company agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intercompany gains and losses are eliminated for an amount equal to our interest and are reflected in the share in income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating cash flows to the extent of cumulative HLBV earnings. Any additional cash flows are deemed to be returns of the investment and are classified as investing cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

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

We evaluate the realization of our investments accounted for using the equity method if circumstances indicate that our investment is an OTTI. An OTTI impairment occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

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

We record compensation expense for grants made under the 2013 Plan in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. The award earned is generally between 0% and 200% of the initial target, depending on the extent to which the performance target is met. We have also issued restricted stock units where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period as it is provided, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation.

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

Other accounting standards updates effective after June 30, 2017, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2017 and December 31, 2016, only our residual assets, financing receivables held-for-sale, interest rate swaps and investments available-for-sale, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

Unless otherwise discussed below, fair value is measured using a discounted cash flow model, contractual terms and Level 3 unobservable inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these unobservable inputs would result in a lower fair value and a decline would result in a higher fair value. The financing receivables held for sale, if any, are carried at the lower of cost or fair value.

	As of June 30, 2017
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$1,129	$1,140	Level 3
Investments(1)	126	126	Level 3
Securitization residual assets	28	28	Level 3
Liabilities
Credit facilities	$392	$392	Level 3
Nonrecourse notes(2)	951	943	Level 3
Derivative liabilities	1	1	Level 2

(1)	The amortized cost of our investments as of June 30, 2017 was $127 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

	As of December 31, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables	$1,017	$1,042	Level 3
Investments (1)	58	58	Level 3
Securitization residual assets	19	19	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit facilities	$283	$283	Level 3
Nonrecourse notes(2)	718	709	Level 3

(1)	The amortized cost of our investments as of December 31, 2016 was $61 million.
(2)	Fair value and carrying value of nonrecourse notes excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments available-for-sale. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(dollars in millions)
Balance, beginning of period	$125	$37	$58	$29
Purchases of investments	1	10	67	32
Payments on investments	(1)	—	(1)	(1)
Sale of investments	—	—	—	(14)
Gains on investments recorded in earnings	—	—	—	1
Gains (losses) on investments recorded in OCI(1)	1	1	2	1

Balance, end of period	$126	$48	$126	$48

(1)	As of June 30, 2017 and December 31, 2016, approximately $10 million of investment grade rated debt was held for more than 12 months in an unrealized loss position of approximately $1 million due to interest rate movements. We have the intent and the ability to hold this investment until a recovery of amortized cost. As of June 30, 2017 and December 31, 2016, we held no other securities in an unrealized loss position for over 12 months.

For investments held at fair value, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of June 30, 2017 and December 31, 2016.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of June 30, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in the other assets or accounts payable, accrued expenses and other line items in the consolidated balance sheets.

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

	June 30, 2017	December 31, 2016
	(dollars in millions)
Cash deposits	$42	$29
Restricted cash deposits (included in Other assets)	64	30

Total cash deposits	$106	$59

Amount of cash deposits in excess of amounts federally insured	$103	$57

4.	Non-Controlling Interest

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than the Company are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock or redeemed for cash during the six months ended June 30, 2017 or the six months ended June 30, 2016. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	As of and for the six months ended June 30,
	2017	2016
	(dollars in millions)
Gains on securitizations	$12	$10
Purchase of receivables securitized	$195	$319
Proceeds from securitizations	$207	$329
Residual and servicing assets included in Other Assets	$29	$15
Cash received from residual and servicing assets	$3	$2

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

As of June 30, 2017 and December 31, 2016, our managed assets totaled $4.6 billion and $3.9 billion, respectively, of which $2.5 billion and $2.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2017 or 2016. As of June 30, 2017 there was approximately $1.4 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio

As of June 30, 2017, our Portfolio included approximately $2.1 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our non-controlling equity investments in renewable energy projects and land.

The following is an analysis of our Portfolio by type of obligor and credit quality as of June 30, 2017:

	Investment Grade
	Government (1)	Commercial Investment Grade(2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Financing receivables	$632	$482	$26	$1,140	$—	$1,140
Investments	104	22	—	126	—	126
Real estate(4)	—	298	—	298	21	319
Equity investments in renewable energy projects	—	—	—	—	530	530

Total	$736	$802	$26	$1,564	$551	$2,115

% of Debt and Real Estate Portfolio	47%	51%	2%	100%	N/A	N/A
Average Remaining Balance(5)	$13	$9	$9	$11	$20	$12

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $525 million of U.S. federal government transactions and $211 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, the majority of which are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $311 million of internally rated residential solar loans made on a nonrecourse basis to special purpose subsidiaries of the SunPower Corporation, for which we rely on certain limited indemnities, warranties, and other obligations of Sunpower Corporation or its other subsidiaries.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(5)	Excludes approximately 125 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $48 million.

Financing Receivables and Investments

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2017:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables
Maturities by period	$1,140	$7	$25	$75	$1,033
Weighted average yield by period	5.2%	8.4%	5.3%	5.0%	5.2%
Investments
Maturities by period	$126	$—	$—	$1	$125
Weighted average yield by period	4.3%	—%	—%	4.7%	4.3%

Our non-investment grade assets includes two financing receivables with a carrying value of approximately $10 million that became past due in the second quarter of 2017. These financing receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. On this basis, the owner of the Projects is seeking to renegotiate the land lease contractual payment terms or terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in the Projects and the amounts due to us under the land lease assignments. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects, including by taking title to the underlying collateral, and thus have not recorded an allowance for losses as of June 30, 2017. We have determined that the assets are impaired and placed them on non-accrual status.

Other than discussed above, we had no financing receivables, investments or leases that were impaired or on nonaccrual status as of June 30, 2017 or December 31, 2016. There was no provision for credit losses or troubled debt restructurings as of June 30, 2017 or December 31, 2016.

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
	(dollars in millions)
Real Estate
Land	$222	$145
Lease intangibles	80	29
Accumulated amortization of lease intangibles	(4)	(2)

Real Estate	$298	$172

In the first quarter of 2017, we purchased a portfolio of over 4,000 acres of land and related long-term triple net leases to over 20 individual solar projects with investment grade off-takers at a cost of approximately $138 million. Approximately $21 million (1,100 acres) of this real estate portfolio was acquired through an equity interest in a joint venture that we account for under the equity method of accounting and approximately $49 million of our purchase price was allocated to intangible lease assets on a relative fair value basis. Up to an additional $7 million may become payable under this transaction upon completion of certain project related contingencies.

As of June 30, 2017, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Years Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
From July 1, 2017 to December 31, 2017	$1	$8
2018	2	17
2019	2	17
2020	2	17
2021	2	17
2022	2	17
Thereafter	65	602

Total	$76	$695

There are conservation easement agreements covering several of our properties that limit the use of the property upon its lease expiration.

Equity Investments

We have made non-controlling equity investments in a number of renewable energy projects operated by renewable energy companies as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of June 30, 2017, we held the following equity method investments:

Acquisition Date	Transaction	Investment	Partner
		(in millions)
Various	Strong Upwind Holdings I,II, and III LLC	$195	Various(1)
June 2017	Northern Frontier LLC	94	Various
December 2015	Buckeye Wind Energy Class B Holdings LLC	67	Invenergy
February 2017	Strong Upwind Holdings IV LLC	59	JPMorgan
October 2016	Invenergy Gunsight Mountain Holdings, LLC	36	Invenergy

Acquisition Date	Transaction	Investment	Partner
		(in millions)
June 2016	MM Solar Holdings LLC	28	AES
Various	Other transactions	72	Various

	Total Equity Method Investments	$551

(1)	In June 2017, we acquired the remaining interest in these holding company entities for $22 million from JPMorgan. The entities are now consolidated entities in which the underlying assets (i.e. project level equity method investments) are being reported in our financial statements as equity method investments.

Based on an evaluation of our equity method investments, we determined that no OTTI impairment had occurred as of June 30, 2017, or December 31, 2016.

Deferred Funding Obligations

In accordance with the terms of certain purchase agreements relating to financing receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $273 million and $171 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, we have pledged approximately $34 million and $41 million of our equity method investments as collateral for a deferred funding obligation of $26 million and $34 million, respectively.

The next five years of outstanding deferred funding obligations to be paid are as follows:

(dollars in millions)
July 1, 2017 to December 31, 2017	$49
2018	103
2019	73
2020	36
2021	12

Total Deferred Funding Obligations	$273

7.	Credit Facilities

Revolver

We have a senior secured revolving credit facility which matures in July 2019. The facility provides for total maximum advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the G&I Facility and the PF Facility. The “G&I Facility” can be used to leverage certain qualifying government and institutional financings entered into by us and the “PF Facility” can be used to leverage certain qualifying project financings entered into by us. In June 2017, we entered into an amendment that adjusted certain of the sub-limits but did not change the overall maximum advances or aggregate amount available at any point in time.

The following table provides additional detail on our credit facility as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(dollars in millions)
Outstanding balance	$290	$283
Value of collateral pledged to credit facility	$421	$471
Weighted average short-term borrowing rate	2.9%	2.3%

Loans under the G&I Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 1.5% or, under certain circumstances, 1.5% plus the Base Rate. Loans under the PF Facility bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the Base Rate or as mutually agreed. The Base Rate is defined as the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” (iii) LIBOR plus 1.0% and (iv) zero. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the Administrative Agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.

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

We have approximately $5 million of remaining unamortized costs associated with the credit facility that have been capitalized and included in Other assets on our balance sheet, and are being amortized on a straight-line basis over the term of the Loan Agreements. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each Loan Agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

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

Term Loan

In February 2017, we borrowed $102 million under a recourse credit facility. In July 2017, we amended this agreement to mature on September 20, 2017. This credit facility is secured by equity in one of our wholly-owned subsidiaries that holds approximately $128 million of real estate, financing receivables and equity investments. The credit facility can be repaid at any time. The loan bears interest at a rate of three month LIBOR plus 200 basis points through September 1, 2017, increasing to three month LIBOR plus 275 basis points on September 2, 2017.

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

8.	Nonrecourse Debt

We have outstanding the following asset-backed nonrecourse debt and bank loans (dollars in millions):

	Outstanding Balance as of						Value of Assets Pledged as of
	June 30, 2017	December 31, 2016	Interest Rate		Maturity Date	Anticipated Balance at Maturity	June 30, 2017	December 31, 2016	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$73	$75	2.79%		December 2019	$57	$91	$93	Financing receivables
ABS Loan Agreement	$89	$90	5.74%		September 2021	$17	$87	$97	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	$96	$97	4.28%		October 2034	$—	$138	$138	Financing receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	$14	$—	5.41%		October 2034	$—	$138	$—	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Loan Agreement 2015-1	(1)	$74	(1)		(1)	(1)	(1)	$96	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
2017 Credit Agreement	$196	—	3.47	%(2)	June 2024	$—	$262	$—	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	$37	$41	5.38	% (3)	December 2023	$—	$67	$70	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$147	$150	4.92%		December 2020	$127	$173	$175	Residential solar financing receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	$119	$98	4.23	%(3)	November 2021	$101	$139	$114	Residential solar financing receivables, related interest rate swaps
HASI SYB Trust 2016-2	$85	$—	4.35%		April 2037	$—	$91	$—	Financing receivables
Other nonrecourse debt (4)	$87	$84	2.26	% - 7.45%	2017 to 2046	$—	$221	$81	Financing receivables
Debt issuance costs	$(21)	$(17)

Nonrecourse debt(5)	$922	$692

(1)	This nonrecourse debt agreement was re-financed in the second quarter of 2017 with the same lender through the 2017 Credit Agreement.
(2)	Interest rate represents the current period’s LIBOR based rate plus the spread. Under the terms of the 2017 Credit Agreement, this rate will become fixed upon the lender’s syndication of the loan, or that can be fixed at our option.
(3)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged.
(4)	Other nonrecourse debt consists of various debt agreements used to finance certain of our financing receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.
(5)	The total collateral pledged against our nonrecourse debt was $1,269 million and $864 million as of June 30, 2017 and December 31, 2016, respectively.

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

In connection with several of our nonrecourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	Term
HASI SYB Loan Agreement 2015-1(1)	3 month Libor	1.55%	$—	$67	$—	$—	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$36	$37	$—	$—	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(0.4)	$(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$119	$0.2	$1.0	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	$109	$72	$(0.1)	$0.2	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	$107	$107	$(0.7)	$—	November 2021 to October 2032

Total			$400	$431	$(1.0)	$1.0

(1)	This interest rate swap was financially settled in June 2017.

The total fair value of our derivatives relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized gains or losses in AOCI and in Other assets or Accounts payable, accrued expenses and other in the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, all of our derivatives were designated as hedging instruments and there was no ineffectiveness recorded on our designated hedges.

The next 12-months of stated minimum maturities of nonrecourse debt are as follows:

(dollars in millions)
July 1, 2017 to December 31, 2017	$37
2018	47
2019	105
2020	176
2021	143
2022	18
Thereafter	417

$943
Deferred financing costs, net	(21)

Total Nonrecourse	$922

Debt

The stated minimum maturities of nonrecourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from Buckeye Wind Energy Class B Holdings LLC, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings.

SunPower Corporation (“Sunpower”), which originated and services the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3 and the HASI SYB Loan Agreement 2016-1, had publicly disclosed that were not in compliance and did not expect to be in compliance for 2017, with a debt-to-EBITDA leverage covenant in one of their loan agreements, due in part to a restructuring they have undertaken as result of changes in the broader solar market. According to SunPower’s disclosure, they were not in default under this cash collateralized loan that has an outstanding balance of $5 million. In June 2017, SunPower negotiated an amendment to their loan agreement and removed the debt-to-EBITDA leverage covenant.

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

We recorded a tax expense of approximately $0.1 million for the three and six months ended June 30, 2017 and 2016. Our income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2016 and 2017:

Announced Date	Record Date		Pay Date	Amount per share
3/15/16	3/30/16		4/7/16	$0.30
6/07/16	7/06/16		7/14/16	$0.30
9/15/16	10/05/16		10/13/16	$0.30
12/13/16	12/29/16	*	1/12/17	$0.33
3/15/17	4/05/17		4/13/17	$0.33
6/01/17	7/06/17		7/13/17	$0.33

*	This dividend was treated as a distribution in 2017 for tax purposes.

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

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
6/21/16	Public Offering	4.600	$19.78	(3)	$91
5/9/16 to 6/30/16	ATM	0.065	$20.31	(4)	$1
11/09/16	Public Offering	4.025	$19.28	(3)	$77
12/13/16 to 12/29/16	ATM	0.407	$19.47	(4)	$8
1/20/17 to 2/2/17	ATM	0.197	$19.18	(4)	$4
3/10/17	Public Offering	3.450	$18.73	(3)	$64
5/17/17 to 6/22/17	ATM	1.376	$22.71	(4)	$31

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
(2)	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.
(3)	Represents the price per share at which the underwriters in our public offerings purchased shares from our company.
(4)	Represents the average price per share at which investors in our ATM offerings purchased shares from our company.

Awards of Shares of Restricted Common Stock under our 2013 Plan

We have issued awards with service, performance and market conditions. During the six months ended June 30, 2017, our board of directors awarded employees and directors 707,648 shares of restricted stock and restricted stock units that vest in 2017 to 2020. As of June 30, 2017, as it relates to previously issued awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.

For the three and six months ended June 30, 2017, we recorded $3 million and $6 million, respectively, of equity-based compensation expense as compared to $3 million and $5 million, respectively, for the three and six months ended June 30, 2016. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $17 million as of June 30, 2017. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately two years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Ending Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	451,614	19.04	8.6
Vested	(216,657)	14.12	(3.1)
Forfeited	—	—	—

Ending Balance — June 30, 2017	1,416,629	$18.72	$26.5

A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value (in millions)
Ending Balance — December 31, 2016	—	—	—
Granted	256,034	$18.99	$4.9
Vested	—	—	—
Forfeited	—	—	—

Ending Balance — June 30, 2017	256,034	$18.99	$4.9

12.	Earnings per Share of Common Stock

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2017	2016	2017	2016
	(in millions, except share and per share data)
Net income attributable to controlling stockholders and participating securities	$12.3	$3.8	$19.5	$6.9
Less: Dividends paid on participating securities	(0.4)	(0.4)	(0.9)	(0.9)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling stockholders	$11.9	$3.4	$18.6	$6.0

Denominator:
Weighted-average number of common shares — basic	50,573,996	37,737,026	49,044,051	37,376,618

Weighted-average number of common shares — diluted	50,573,996	37,737,026	49,044,051	37,376,618

Basic earnings per common share	$0.23	$0.09	$0.38	$0.16

Diluted earnings per common share	$0.23	$0.09	$0.38	$0.16

Other Information:
Weighted-average number of OP units	284,992	284,992	284,992	284,992

Unvested restricted common stock outstanding as of			1,416,629	1,330,026

Unvested restricted stock units outstanding as of			256,034	0

13.	Equity Method Investments

We have noncontrolling unconsolidated equity investments in entities that own minority interests in renewable energy projects and in one case, real estate. We recognized income from our equity method investments of $8.4 million and $12.5 million during the three and six months ended June 30, 2017, respectively, as compared to income of $1.1 million and $1.3 million during the three and six months ended June 30, 2016. We describe our accounting for noncontrolling equity investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant holding companies, accounted for using the equity method.

	As of March 31, 2017	As of December 31, 2016
	(dollars in millions, unaudited)
Current Assets	$3	$3
Total Assets	$115	$99
Current Liabilities	$4	$4
Total Liabilities	$38	$39
Members’ Equity	$77	$60

	For the three months ended March 31,
	2017	2016
	(dollars in millions, unaudited)
Revenue	$3	$3
Income from Continuing Operations	$1	$0
Net income	$1	$0

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

We are internally managed and our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 20 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service companies (“ESCOs”), such as Honeywell International, Ingersoll Rand, Johnson Controls, Schneider Electric, Siemens and United Technologies. We also originate transactions with renewable energy manufacturers, developers and operators such as EDF Renewable Energy, E.ON, First Solar, Invenergy, SunPower and other companies who own and operate renewable energy projects, including a number of U.S. utility companies. Additionally, we rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities.

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

We may also invest in other projects, such as water, electric or communications infrastructure, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

We completed approximately $400 million and $690 million of transactions during the three months and six months ended June 30, 2017, respectively, compared to approximately $257 million and $470 million during the same period in 2016. As of June 30, 2017, pursuant to our strategy of holding a large portion of these transactions on our balance sheet, we held approximately $2.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio”, including approximately 91% of our 2017 transactions.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As of June 30, 2017, we managed approximately $2.5 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2017, we manage approximately $4.6 billion of assets which we refer to as our managed assets.

We finance our Portfolio with a combination of debt and equity. During the six months ended June 30, 2017, we issued approximately $99 million of common equity and completed approximately $360 million of debt financings.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator, as well as projects in which we may participate with other institutional investors. As of June 30, 2017, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed or with regard to any specific terms of such pipeline transactions.

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

Financial Condition and Results of Operation

Our Portfolio

Our Portfolio totaled approximately $2.1 billion as of June 30, 2017, and included approximately $0.5 billion of energy efficiency, approximately $1.4 billion of renewable energy (wind and solar) and approximately $0.2 billion of other sustainable infrastructure investments. Approximately 60% of our Portfolio consisted of fixed rate debt investments. Approximately 14% of our Portfolio was real estate with long-term leases and approximately 26% of our Portfolio represented unconsolidated equity ownership of renewable energy related projects. Our Portfolio consisted of over 165 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 12 years as of June 30, 2017.

Our Portfolio included the following as of June 30, 2017:

•	Financing receivables, such as project loans, receivables and direct financing leases,

•	Debt securities,

•	Real estate, such as land or other physical assets and related lease intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, such as projects where we hold a non-controlling equity interest

We generally refer to both financing receivables and debt securities as debt investments. The table below provides details on the interest rate and maturity of our financing receivables and investments as of June 30, 2017:

	Balance (in millions)	Maturity
Fixed-rate financing receivables, interest rates less than 5.00% per annum	$485	2018 to 2046
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	456	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.50% per annum	199	2018 to 2069

Financing receivables	1,140
Allowance for credit losses	—

Financing receivables, net of allowance	1,140
Fixed-rate investment in debt securities, interest rates of less than 5.00% per annum	118	2025 to 2041
Fixed-rate investment in debt securities, interest rates from 5.01% to 6.50% per annum	8	2031 to 2047

Total Financing Receivables and Investments	$1,266

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest income, financing receivables	$14	$13	$28	$24
Average monthly balance of financing receivables	$995	$853	$1,014	$862
Average interest rate from financing receivables	5.5%	5.9%	5.5%	5.6%
Interest income, investments	$1	$1	$2	$1
Average monthly balance of investments	$128	$44	$108	$37
Average interest rate of investments	4.3%	4.0%	4.2%	4.4%
Rental income	$5	$3	$9	$6
Average monthly balance of real estate	$282	$163	$257	$161
Average yield on real estate	6.9%	7.3%	7.0%	7.2%
Average monthly balance of Portfolio	$1,405	$1,060	$1,379	$1,060
Average yield from Portfolio	5.7%	6.1%	5.7%	5.8%
Interest expense (1)	$12	$8	$22	$15
Average monthly balance of debt (1)	$1,001	$739	$953	$733
Average interest rate from debt(1)	4.6%	4.1%	4.6%	4.1%
Average interest spread(1)	1.1%	2.0%	1.1%	1.7%
Net investment margin(1)	2.4%	3.2%	2.5%	2.9%

(1)	Excludes the nonrecourse debt used to finance the equity investments in the renewable energy projects because our earnings from the equity investments in the renewable energy projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of June 30, 2017:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing receivables	$1,140	$16	$142	$299	$683
Investments	$126	$1	$4	$4	$117

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of June 30, 2017,

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2017, and

•	Information on the credit quality of our Portfolio.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2046.

Results of Operations

Comparison of the Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Revenue:
Interest income, financing receivables	$14	$13	$1	8%
Interest income, investments	1	1	—	—
Rental income	5	3	2	67%
Gain on sale of receivables and investments	7	5	2	40%
Fee income	1	—	1	NM

Total Revenue	28	22	6	27%

Expenses:
Interest expense	15	11	4	36%
Compensation and benefits	6	6	—	—
General and administrative	3	2	1	50%

Total Expenses	24	19	5	26%

Income (loss) before equity method investments	4	3	1	33%
Income (loss) from equity method investments	8	1	7	700%

Net income (loss) before income tax	12	4	8	200%
Income tax expense	—	—	—	NM

Net income (loss)	$12	$4	$8	200%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $8 million as a result of a $6 million increase in total revenue and $7 million increase in income from equity method investments, partially offset by a $5 million increase in total expenses, including a $4 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to our equity method investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $1 million due primarily to an increase in average size of the financing receivables in the Portfolio from $0.9 billion in the three months ended June 30, 2016, to $1.0 billion in the same period in 2017. In addition, rental income grew by approximately $2 million due to incremental additions to the real estate portfolio.

•	Gain on sale of receivables and investments and fee income grew by $3 million primarily due to an increase in securitization activity during the three months ended June 30, 2017 when compared to the same period in 2016.

•	The increase in revenue was offset by $4 million of higher interest expense due primarily to higher average outstanding borrowing and an increase in floating interest rates during the three months ended June 30, 2017 when compared to the same period in 2016.

•	General and administrative expenses increased by $1 million due to additional professional service fees and other miscellaneous expenses.

•	Income from equity method investments increase by $7 million due primarily to new investments and increased income allocations from certain of our renewable energy investments.

Comparison of the Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Revenue:
Interest income, financing receivables	$28	$24	$4	17%
Interest income, investments	2	1	1	100%
Rental income	9	6	3	50%
Gain on sale of receivables and investments	12	10	2	20%
Fee income	1	1	—	NM

Total Revenue	52	42	10	24%
Expenses:
Interest expense	29	22	7	32%
Compensation and benefits	11	10	1	10%
General and administrative	5	4	1	25%

Total Expenses	45	36	9	25%
Income (loss) before equity method investments	7	6	1	17%
Income (loss) from equity method investments	13	1	12	1200%

Net income (loss) before income tax	20	7	13	186%
Income tax expense	—	—	—	NM

Net income (loss)	$20	$7	$13	186%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $13 million as a result of a $10 million increase in total revenue and $12 million increase in income from equity method investments, partially offset by a $9 million increase in total expenses, including a $7 million increase in interest expense. These results do not include the Non-GAAP Core Earnings adjustment related to our equity method investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest Income, Financing Receivables increased by $4 million due to an increase in average size of the financing receivables in the Portfolio from $0.9 billion in the six months ended June 30, 2016 to $1.0 billion in the same period in 2017.

•	Rental income grew by $3 million due to an increase in average investment in real estate from $0.2 billion in the six months ended June 30, 2016 to $0.3 billion in the same period in 2017.

•	Gain on sale of receivables and investments grew by $2 million due primarily to an increase in securitization activity.

•	The increase in revenue was offset by $7 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher floating interest rates during the six months ended June 30, 2017 when compared to the same period in 2016.

•	Compensation and benefits increased by $1 million due to higher staffing costs and general and administrative costs increased by approximately $1 million due to additional professional service fees and other miscellaneous expenses.

•	Income from equity method investments increase by $12 million due primarily to new investments and increased income allocations from certain of our renewable energy investments.

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

Core Earnings

We calculate Core Earnings as U.S. GAAP Net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our operating partnership. We also make an adjustment to account for our equity method investments in the renewable energy projects as described below. In the future, Core Earnings may also exclude one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges as approved by a majority of our independent directors.

Certain of our equity method investments in renewable energy projects are structured using typical partnership “flip” structures where we, along with any other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the renewable energy company, which operates the project, receives more of the cash flows through its equity interests while we, and any other institutional investors, retain an ongoing residual interest. We typically negotiate the purchase prices of these projects, which have a finite expected life, based on our assessment of the expected cash flows we will receive from these projects discounted back to the net present value, based on a target investment rate, with the expected cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. This is also similar to how we negotiate many of our financing receivables.

Under U.S. GAAP, we account for these investments utilizing the hypothetical liquidation at book value (“HLBV”) method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss are also impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received while the sponsors of the project are allocated gains of a similar amount. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations.

The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating Core Earnings, we further adjust GAAP Net income to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this adjustment to our GAAP Net income in calculating our Core Earnings measure is an important supplement to the HLBV income allocations determined under US GAAP for an investor to understand the economic performance of these investments.

For the three and six months ended June 30, 2017, we recognized $8 million and $13 million in income under GAAP for our equity investments in renewable energy projects and an additional $2 million and $7 million for our Core Earnings adjustment as discussed above to reflect our return on capital from these investments for the three and six months ended June 30, 2017, respectively. This compares to the collected cash distributions from these equity method investments of approximately $22 million and $39 million, for the three and six months ended June 30, 2017, with the difference between Core Earnings and cash collected representing a return of capital.

We believe that Core Earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable REITs with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses Core Earnings in this way. We believe that our investors also use Core Earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of Core Earnings is useful to our investors.

However, Core Earnings does not represent cash generated from operating activities in accordance with U.S. GAAP and should not be considered as an alternative to Net income (determined in accordance with U.S. GAAP), or an indication of our cash flow from operating activities (determined in accordance with U.S. GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to similar metrics reported by other REITs.

We have calculated our Core Earnings for the three and six months ended June 30, 2017 and June 30, 2016. The table below provides a reconciliation of our U.S. GAAP Net income to Core Earnings:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders	$12,340	$0.23	$3,747	$0.09	$19,539	$0.38	$6,916	$0.16
Core Earnings Adjustments:
Equity method investments	1,814		5,673		6,991		12,315
Non-cash equity-based compensation charges	2,984		2,913		5,553		4,920
Amortization of intangibles	658		363		1,165		713
Current year earnings attributable to non-controlling interest	70		28		114		56

Core Earnings(1)	$17,866	$0.34	$12,724	$0.32	$33,362	$0.66	$24,920	$0.64

(1)	Core Earnings per share is based on 52,561,081 shares and 50,830,442 shares for the three and six months ended June 30, 2017, respectively, and 39,547,758 shares and 39,069,470 shares for the three and six months ended June 30, 2016, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership.

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

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets:

	As of
	June 30, 2017	December 31, 2016
	(dollars in millions)
Financing receivables	$1,140	$1,042
Investments	126	58
Real estate	298	172
Equity method investments	551	363
Assets held in securitization trusts	2,458	2,298

Managed Assets	$4,573	$3,933

Credit losses as a percentage of assets under management	0.0%	0.0%

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments, including in June 2017, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of June 30, 2017, we have used $290 million of the $500 million of borrowing capacity and have utilized approximately $1.2 billion of the maximum total advances of $1.5 billion.

In February 2017, we borrowed $102 million from a financial institution. In July 2017, we amended this agreement to extend the maturity date to September 20, 2017, which can be repaid at any time. It bears interest at a floating rate of 2.00% above three month LIBOR which will increase to 2.75% after September 1, 2017 and is also secured by the equity of our special purpose subsidiary that holds $128 million of land investments, financing receivables, and equity method investments.

In addition, as of June 30, 2017, we had approximately $920 million of nonrecourse borrowings. We also continue to utilize off-balance sheet securitization transactions where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of June 30, 2017, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.5 billion.

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

We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make. We also expect to continue to raise funds through public and private offerings of equity. During the three months and six months ended June 30, 2017, we issued approximately 1.4 million and 1.6 million shares, respectively and raised approximately $31 million and $35 million, respectively, under our “at-the-market” equity distribution program, or our ATM program, established in May 2016. In addition, in March 2017, we raised $64 million of common equity through public offerings in 2017. See Note 11 to our financial statements of this Form 10-Q.

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

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.0 to 1 as of June 30, 2017 which is below our target ratio of 2.5 to 1. We would expect over time to add additional debt, which will allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 54% as of June 30, 2017, below our targeted fixed rate debt percentage range of approximately 60% to 85%. In the second quarter of 2017, we modified an existing non-recourse loan, increasing our overall borrowing under the arrangement by $125 million. The instrument is currently floating based on three month LIBOR plus an applicable spread, however the instrument may become fixed either upon the lender’s successful syndication of the loan or, at our option.

The calculation of our debt at fixed rates and leverage is shown in the chart below:

	June 30, 2017	% of Total	December 31, 2016	% of Total
Floating-rate Borrowings	$599	46%	$320	33%
Fixed-rate debt	$715	54%	$655	67%

Total debt(1)	$1,314	100%	$975	100%

Equity	$663		$574
Leverage	2.0 to 1		1.7 to 1

(1)	Floating-Rate Borrowings include borrowings under our floating-rate credit facilities and approximately $207 million and $37 of nonrecourse debt that has not been hedged as of June 30, 2017 and December 31, 2016, respectively. Fixed-rate debt also includes the present notional value of nonrecourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors)

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

Sources and Uses of Cash

We had approximately $106 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2017 and December 31, 2016, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $14 million for six months ended June 30, 2017, driven primarily by net income of $20 million and various non-cash adjustments of approximately $5 million offset by an $11 million non-cash gain on securitizations.

Net cash provided by operating activities was approximately $10 million for six months ended June 30, 2016, driven primarily by net income of $7 million and proceeds from the sale of financing receivables held for sale of $5 million offset by a net decrease in accounts payable and accrued expenses and other of approximately $2 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $289 million for six months ended June 30, 2017. We used $92 million to purchase financing receivables and investments, $119 million to purchase real estate, and made an additional $215 million investment in our equity method investments. We received $51 million from the sale of financing receivables and investments and $34 million in distributions in excess of our cumulative income from our equity investments in renewable energy projects. In addition, we collected cash from principal payments on our financing receivables and investments of $57 million and had a $5 million cash outflow from other investing activities.

Net cash used in investing activities was approximately $21 million for six months ended June 30, 2016. We used $130 million to purchase financing receivables and investments, $7 million to purchase real estate, and made an additional $11 million investment in our equity method investments. We received $43 million from the sale of financing receivables and investments and $28 million in distributions in excess of our cumulative income from our equity method investments. In addition, we collected cash from principal payments on our financing receivables and investments of $58 million and had a $2 million cash outflow from other investing activities.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $322 million for the six months ended June 30, 2017. This includes proceeds from borrowings under the credit facility of $278 million, proceeds from non-recourse borrowings of $258 million and net proceeds from the issuance of common stock of $98 million which were partially offset by payments of $270 million on our credit facility, nonrecourse debt and deferred funding obligations and payments of $42 million related to dividends and distributions and other financing activities.

Net cash used in financing activities was approximately $24 million for the six months ended June 30, 2016. This includes payments of $204 million on our credit facility, nonrecourse debt and deferred funding obligations and payments of $29 million related to dividends and distributions and other financing activities that were partially offset by proceeds from borrowings under the credit facility of $117 million and net proceeds from the issuance of common stock of $92 million.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $29 million as of June 30, 2017, that may be at risk in the event of defaults in our securitization trusts, and limited representations, warranties and covenants regarding our activities with regard to certain of our renewable energy equity interests, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the Condensed Consolidated

Financial statements included in this Form 10-Q and as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates,” in our 2016 Form 10-K.

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

Book Value Considerations

As of June 30, 2017, we carried only our investments available-for-sale, interest rate swaps and retained assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $126 million in investments available-for-sale, an approximately $1 million liability for interest rate swaps and the $28 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of June 30, 2017, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions or interest rates since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We anticipate that our primary market risks will be related to, the credit quality of our counterparties and project companies, market interest rates, the liquidity of our assets, and commodity prices. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock.

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

Typically, our nonrecourse debt is at fixed rates or we have used interest rate hedges that convert the majority of the floating rate debt to fixed rate. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate nonrecourse debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. We carry our interest rate hedges at fair value in our balance sheet as described in Note 8 to our financial statements in this Form 10-Q.

Our credit facilities are variable rate loans with approximately $392 million outstanding as of June 30, 2017 and we have $207 million of variable rate exposure under our nonrecourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $599 million in variable rate borrowings by $0.7 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2017, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the six months ended June 30, 2017, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the six months ended June 30, 2017.

The table below summarizes all of our repurchases of common stock during 2017. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2017	2,332	$18.28	N/A	N/A
February 2017	351	$19.92	N/A	N/A
March 2017	22,701	$19.82	N/A	N/A
April 2017	52,185	$21.35	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.1*	Amendment No. 6 to Amended & Restated Loan Agreement PF dated June 8, 2017

10.2*	Reaffirmation of Guaranty (PF) dated June 8, 2017

10.3*	Amendment No. 6 to Amended & Restated Loan Agreement G&I dated June 8, 2017

10.4*	Reaffirmation of Guaranty (G&I) dated June 8, 2017

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: August 3, 2017	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 3, 2017	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President