Form 10-Q
period 2017-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2017-11-03
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,067,158 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2017 (which includes 1,410,934 shares of unvested restricted common stock).

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

- i -

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

- ii -

- iii -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2017 (unaudited)	December 31, 2016
Assets
Financing receivables	$1,062,051	$1,042,237
Investments	130,540	58,058
Real estate	313,642	172,257
Equity method investments	540,150	363,297
Cash and cash equivalents	90,752	29,428
Other assets	173,550	80,610

Total Assets	$2,310,685	$1,745,887

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$33,187	$25,219
Deferred funding obligations	225,817	170,892
Credit facilities	174,742	283,346
Non-recourse debt (secured by assets of $1,416 million and $864 million, respectively)	1,076,326	692,091
Convertible notes	145,914	—

Total Liabilities	1,655,986	1,171,548

Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 51,656,224 and 46,493,155 shares issued and outstanding, respectively	517	465
Additional paid in capital	768,665	663,744
Accumulated deficit	(117,122)	(92,213)
Accumulated other comprehensive income (loss)	(1,009)	(1,388)
Non-controlling interest	3,648	3,731

Total Stockholders’ Equity	654,699	574,339

Total Liabilities and Stockholders’ Equity	$2,310,685	$1,745,887

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Interest income, financing receivables	$15,374	$12,043	$43,129	$36,178
Interest income, investments	1,316	494	3,617	1,303
Rental income	5,286	2,977	14,259	8,768
Gain on sale of receivables and investments	3,529	2,724	15,204	13,665
Fee income	897	770	2,268	1,422

Total Revenue	26,402	19,008	78,477	61,336
Expenses:
Interest expense	17,584	10,635	46,728	32,945
Compensation and benefits	5,347	4,325	15,732	14,497
General and administrative	2,367	1,991	7,694	6,129

Total Expenses	25,298	16,951	70,154	53,571

Income (loss) before equity method investments	1,104	2,057	8,323	7,765
Income (loss) from equity method investments	6,876	1,331	19,424	2,677

Income (loss) before income taxes	7,980	3,388	27,747	10,442
Income tax (expense) benefit	(5)	(41)	(119)	(123)

Net income (loss)	$7,975	$3,347	$27,628	$10,319

Net income (loss) attributable to non-controlling interest holders	42	18	156	75

Net income (loss) attributable to controlling stockholders	$7,933	$3,329	$27,472	$10,244

Basic earnings per common share	$0.14	$0.07	$0.52	$0.23

Diluted earnings per common share	$0.14	$0.07	$0.52	$0.23

Weighted average common shares outstanding—basic	51,655,868	41,988,036	49,924,224	38,924,977
Weighted average common shares outstanding—diluted	51,655,868	41,988,036	49,924,224	38,924,977

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$7,975	$3,347	$27,628	$10,319
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in each of the three and nine month periods ended September 30, 2017 and 2016, respectively	(670)	488	(2,475)	(5,428)
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million in each of the three and nine months periods ended September 30, 2017 and 2016, respectively	(47)	2,065	2,575	3,027

Comprehensive income (loss)	$7,258	$5,900	$27,728	$7,918
Less: Comprehensive income (loss) attributable to non-controlling interest holders	38	38	156	58

Comprehensive income (loss) attributable to controlling stockholders	$7,220	$5,862	$27,572	$7,860

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$27,628	$10,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,527	5,350
Equity-based compensation	8,351	7,452
Equity method investments	(10,725)	570
Non-cash gain on securitization	(18,136)	(8,730)
Gain on sale of financing receivables and investments	1,547	(1,589)
Changes in financing receivables held-for-sale	—	40,560
Changes in accounts payable and accrued expenses	1,218	4,596
Other	2,048	(7,523)

Net cash provided by operating activities	21,458	51,005

Cash flows from investing activities
Purchases of financing receivables	(86,637)	(223,051)
Principal collections from financing receivables	88,932	104,741
Proceeds from sales of financing receivables	79,175	35,052
Purchases of investments	(15,119)	(25,895)
Principal collections from investments	1,175	1,406
Proceeds from sales of investments	—	13,914
Purchases of real estate	(142,952)	(10,964)
Equity method investments	(229,800)	(14,165)
Equity method distributions received	57,545	41,800
Proceeds from sales of equity method investments	6,044	—
Funding of escrow accounts	(30,999)	—
Withdrawal from escrow accounts	1,919	—
Other	(459)	(1,070)

Net cash used in investing activities	(271,176)	(78,232)

Cash flows from financing activities
Proceeds from credit facilities	277,612	270,900
Principal payments on credit facilities	(386,234)	(161,275)
Proceeds from issuance of non-recourse debt	428,653	—
Principal payments on non-recourse debt	(46,120)	(56,324)
Proceeds from issuance of convertible notes	150,000	—
Payments on deferred funding obligations	(104,225)	(56,281)
Net proceeds from issuance of common stock	98,316	91,167
Payments of dividends and distributions	(50,628)	(36,401)
Other	(17,316)	(6,123)

Net cash provided by (used in) financing activities	350,058	45,663

Increase (decrease) in cash, cash equivalents, and restricted cash	100,340	18,436
Cash, cash equivalents, and restricted cash at beginning of period	59,144	79,216

Cash, cash equivalents, and restricted cash at end of period	$159,484	$97,652

Interest paid	$32,929	$28,056
Non-cash changes in deferred funding obligations (financing activity)	$157,851	$11,861
Non-cash changes in financing receivables and investments (investing activity)	$(157,851)	$(25,047)
Non-cash changes in residual assets (investing activity)	$(18,136)	$(8,730)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

September 30, 2017

1.	The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) makes debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” We refer to the financings that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Financing receivables, such as project loans and receivables,

•	Investments, such as debt securities,

•	Real estate, such as land or other physical assets and related intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, such as projects where we hold a non-controlling equity interest.

We finance our business through cash on hand, borrowings under credit facilities and debt transactions, various asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with financing sustainable infrastructure receivables for specific long term contracts.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a REIT and also intend to operate our business in a manner that will continue to permit us to maintain our exception from registration as an investment company under the 1940 Act, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P, (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation. These reclassifications include changes to the presentation of the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update (“ASU”) No. 2016-18 Statement of Cash Flows (Topic 230). The adoption of this ASU is discussed further in our 2016 Form 10-K in the Recently Issued Accounting Pronouncements section of Note 2.

The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

Financing Receivables

Financing receivables include financing energy efficiency and renewable energy project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our financing receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain financing receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of financing receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Financing receivables that are held for investment are carried, unless deemed impaired, at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these financing receivables are classified as investing activities and the interest collected is classified as operating activities in our statements of cash flows. Financing receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from these sales of our held-for-sale financing receivables are recorded as operating activities in our statements of cash flows. Interest collected is classified as an operating activity. We may secure debt with the proceeds from our financing receivables.

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

A financing receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our financing receivables are secured by energy efficiency and renewable energy infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a financing receivable is considered to be impaired, we will determine if an allowance should be recorded. We will record an allowance if the present value of expected future cash flows discounted at the financing receivable’s contractual effective rate is less than its carrying value. This estimate of cash flows may include the currently estimated fair market value of the collateral less estimated selling costs if repayment is expected solely from the collateral. We charge off financing receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Investments

Investments include debt securities that meet the criteria of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to have an other than temporary impairment (“OTTI”), on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. Our initial investment and principal repayments of these investments are classified as investing activities and the interest collected is classified as operating activities in our statements of cash flows.

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

To the extent that we have identified an OTTI for a security and intend to hold the investment to maturity and we do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we recognize only the credit component of the OTTI in earnings. We determine the credit component using the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.

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

Real Estate

Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses related to leases where we are the lessor, if any, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our statements of cash flows.

We record our real estate purchases as asset acquisitions that are recorded at cost, including acquisition and closing costs, unless they meet the definition of a business combination in accordance with ASC 805, Business Combinations. When we record our real estate purchases as asset acquisitions we allocate our cost to each asset acquired on a relative fair value basis. For business combinations, the fair value of the real estate acquired in a business combination with in-place leases is allocated to (i) the acquired tangible assets, consisting of land or other real property such as buildings, and (ii) the identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of other acquired intangible assets, in each case based on their fair values.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is typically determined by management based on appraisals by a qualified appraiser.

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

We account for transfers of financing receivables to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, when we have concluded the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. We have received true-sale-at-law opinions for all of our securitization trust structures and non-consolidation legal opinions for all but one legacy securitization trust structure that support our conclusion regarding the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

Gain or loss on the sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved. Cash flows related to our securitizations at origination are classified as operating activities in our statements of cash flows.

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

Consolidation and Equity Method Investments

We account for our investments in entities that are considered voting interest entities or VIEs under ASC 810, Consolidation and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financing receivables or other debt investments which are not consolidated in our financial statements as described in Securitization of Receivables above.

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

We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Our renewable energy projects are typically owned in partnerships structures (using limited liability companies (“LLCs”), taxed as partnerships) where we receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. We have typically partnered with either the operator of the project or other institutional investors. Once our preferred return is achieved, the partnership “flips” and the company which operates the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with any other institutional investors, will have an on-going residual interest.

These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. Because certain of the LLC agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our “claim on the investee’s book value” at the end and the beginning of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive

(or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with U.S. GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Intercompany gains and losses are eliminated for an amount equal to our interest and are reflected in our share of income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our statements of cash flows. Our initial investment and additional cash distributions beyond that which is classified as operating activities are classified as investing activities in our statements of cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

We have also made an investment in a joint venture which holds land under solar projects that we have determined to be a voting interest entity. This investment entitles us to receive an equal percentage of both cash distributions and profit and loss under the terms of the LLC operating agreement. The investment is accounted for under the equity method of accounting, with our portion of income, being recognized in income (loss) from equity method investments in the period in which the income is earned.

We evaluate on a quarterly basis whether our investments accounted for using the equity method have an OTTI. An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Convertible Notes

In August 2017, we issued convertible senior notes (“Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. Under ASC 815, issuers of certain convertible debt instruments are generally required to separately account for the conversion option of the convertible debt instrument as either a derivative or equity, unless it meets the scope exception for contracts indexed to, and settled in, an issuer’s own equity. Since this conversion option is both indexed to our equity and can only be settled in our common stock, we have met the scope exception and therefore, we are not separately accounting for the embedded conversion option. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our statements of cash flows.

Derivative Financial Instruments

We utilize derivative financial instruments, primarily interest rate swaps, to manage, or hedge, our interest rate risk exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of our fixed and floating-rate debt. In addition, we use forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated refinancing of our long-term debts. Our objective is to reduce the impact of changes in interest rates on our results of operations and cash flows. The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our condensed consolidated balance sheets as a component of other assets (if in an unrealized asset position) or accounts payable, accrued expenses and other (if in an unrealized liability position) and in net unrealized gains and losses in AOCI. The cash settlements of our interest rate swaps are classified as operating activities in our statements of cash flows.

The interest rate swaps we use are designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedges at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item, including as a result of the accrual of interest. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes.

Interest rate swap contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.

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

Equity-Based Compensation

In 2013, we adopted our equity incentive plan (the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may make equity or equity based awards as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Certain awards earned under the plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met.

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

Earnings Per Share

We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan, if applicable (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, restricted stock units and Convertible Notes. The restricted stock and restricted stock units are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase treasury stock at our stock’s average market price, which is deducted from the amount of stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The Convertible Notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares over the period issuable upon conversion of the note. No adjustment is made for shares that are anti-dilutive during a period.

Segment Reporting

We provide and arrange debt and equity investments for sustainable infrastructure projects and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective transition method. The mandatory effective date for us is on January 1, 2018, with early adoption allowed in 2017. We do not expect the adoption of ASU 2014-09 to have a material impact on our consolidated financial statements and related disclosures as the majority of our sources of revenue, e.g., investments in financing receivables, debt and equity securities, land leasing, and the securitization of financing receivables are not impacted by this new standard. Upon adoption of the new standard, we expect to elect the modified retrospective transition method.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, an identified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities at any time. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and may apply certain practical expedients to transition. If elected, these practical expedients would allow us to continue to use our previous lease classification conclusions and continue to classify the leases that exist at the date of adoption based on their pre-existing classification. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new standard requires that entities record hedge ineffectiveness related to cash flow hedges in

AOCI rather than in current period earnings. It also provides for other simplifications of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of the update. The effect of the adoption should be shown as of the beginning of the fiscal year of adoption, with the amended presentation and disclosure guidance required only prospectively. We have adopted this standard in the quarter ended September 30, 2017 and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Other accounting standards updates effective after September 30, 2017, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2017 and December 31, 2016, only our residual assets, financing receivables held-for-sale, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair value for our Level 2 and Level 3 measurements is measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our convertible notes are valued using a market based approach and observable prices. The financing receivables held for sale, if any, are carried at the lower of cost or fair value.

	As of September 30, 2017
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables (1)	$1,044	$1,062	Level 3
Investments (2)	131	131	Level 3
Securitization residual assets	35	35	Level 3
Liabilities
Credit facilities	$175	$175	Level 3
Non-recourse debt (3)	1,103	1,097	Level 3
Convertible notes (3)	156	151	Level 2
Derivative liabilities	1	1	Level 2

(1)	There were no financing receivables held-for-sale as of September 30, 2017.
(2)	The amortized cost of our investments as of September 30, 2017 was $131 million.
(3)	Fair value and carrying value excludes unamortized debt issuance costs.

	As of December 31, 2016
	Fair Value	Carrying Value	Level
	(dollars in millions)
Assets
Financing receivables (1)	$1,017	$1,042	Level 3
Investments (2)	58	58	Level 3
Securitization residual assets	19	19	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit facilities	$283	$283	Level 3
Non-recourse debt (3)	718	709	Level 3

(1)	There were no financing receivables held-for-sale as of December 31, 2016.
(2)	The amortized cost of our investments as of December 31, 2016 was $61 million.
(3)	Fair value and carrying value excludes unamortized debt issuance costs.

Investments

We carry our investments in debt securities at fair value on our balance sheet as investments. The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(dollars in millions)
Balance, beginning of period	$126	$48	$58	$29
Purchases of investments	5	2	71	34
Payments on investments	—	—	(1)	(1)
Sale of investments	—	—	—	(14)
Realized gains on investments recorded in earnings	—	—	—	1
Unrealized gains (losses) on investments recorded in OCI (1)	—	—	3	1

Balance, end of period	$131	$50	$131	$50

(1)	As of September 30, 2017 and December 31, 2016, approximately $10 million of investment grade rated debt was held for more than 12 months in an unrealized loss position of approximately $1 million due to interest rate movements. We have the intent and the ability to hold this investment until a recovery of amortized cost. As of September 30, 2017 and December 31, 2016, we held no other securities in an unrealized loss position for over 12 months.

In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of September 30, 2017 and December 31, 2016.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of September 30, 2017 and December 31, 2016, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in the other assets or accounts payable, accrued expenses and other line items in the consolidated balance sheets.

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

	September 30, 2017	December 31, 2016
	(dollars in millions)
Cash deposits	$91	$29
Restricted cash deposits (included in other assets)	68	30

Total cash deposits	$159	$59

Amount of cash deposits in excess of amounts federally insured	$157	$57

4.	Non-Controlling Interest

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock or redeemed for cash during the nine months ended September 30, 2017 or the nine months ended September 30, 2016. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	As of and for the nine months ended September 30,
	2017	2016
	(dollars in millions)
Gains on securitizations	$15	$13
Purchase of receivables securitized	$277	$394
Proceeds from securitizations	$292	$407
Residual and servicing assets included in other assets	$35	$18
Cash received from residual and servicing assets	$4	$2

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

As of September 30, 2017 and December 31, 2016, our managed assets totaled $4.6 billion and $3.9 billion, respectively, of which $2.5 billion and $2.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2017 or 2016. As of September 30, 2017, there was approximately $1.8 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets consist of financing receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses on the receivables sold.

6.	Our Portfolio

As of September 30, 2017, our Portfolio included approximately $2.0 billion of financing receivables, investments, real estate and equity method investments on our balance sheet. The financing receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors. The equity method investments represent our non-controlling equity investments in renewable energy projects and land.

The following is an analysis of our Portfolio by type of obligor and credit quality as of September 30, 2017:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Financing receivables	$574	$478	$10	$1,062	$—	$1,062
Investments	105	26	—	131	—	131
Real estate (4)	—	314	—	314	21	335
Equity investments in renewable energy projects	—	—	—	—	519	519

Total	$679	$818	$10	$1,507	$540	$2,047

% of Debt and real estate portfolio	45%	54%	1%	100%	N/A	N/A
Average remaining balance (5)	$12	$9	$5	$10	$20	$12

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $474 million of U.S. federal government transactions and $205 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade financing receivables include $310 million of internally rated residential solar loans made on a non-recourse basis to special purpose subsidiaries of the SunPower Corporation (“SunPower”), for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its other subsidiaries.
(3)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(5)	Excludes approximately 130 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $51 million.

Financing Receivables and Investments

The following table provides a summary of our anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2017:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing Receivables
Maturities by period	$1,062	$4	$23	$77	$958
Weighted average yield by period	5.2%	8.7%	5.2%	4.9%	5.2%
Investments
Maturities by period	$131	$—	$66	$1	$64
Weighted average yield by period	3.9%	—%	3.6%	4.7%	4.3%

Our non-investment grade assets consists of two financing receivables with a carrying value of approximately $10 million that became past due in the second quarter of 2017. These financing receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. On this basis, the owner of the Projects is seeking to renegotiate the land lease contractual payment terms or terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in the Projects and the amounts due to us under the land lease assignments. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects, including by taking title to the underlying collateral, and thus have not recorded an allowance for losses as of September 30, 2017. We have determined that the assets are impaired and placed them on non-accrual status.

Other than discussed above, we had no financing receivables, investments or leases that were impaired or on non-accrual status as of September 30, 2017 or December 31, 2016. There was no provision for credit losses or troubled debt restructurings as of September 30, 2017 or December 31, 2016.

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
	(dollars in millions)
Real Estate
Land	$226	$145
Lease intangibles	92	29
Accumulated amortization of lease intangibles	(4)	(2)

Real Estate	$314	$172

In the first quarter of 2017, we purchased a portfolio of over 4,000 acres of land and related long-term triple net leases to over 20 individual solar projects with investment grade off-takers at a cost of approximately $145 million. Approximately $21 million (1,100 acres) of this real estate portfolio was acquired through an equity interest in a joint venture that we account for under the equity method of accounting and approximately $56 million of our purchase price was allocated to intangible lease assets on a relative fair value basis.

As of September 30, 2017, the future amortization expense of these intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Years Ending December 31,	Future Amortization Expense	Minimum Rental Income Payments
	(dollars in millions)
From October 1, 2017 to December 31, 2017	$1	$4
2018	3	18
2019	3	18
2020	3	18
2021	3	18
2022	3	19
Thereafter	72	674

Total	$88	$769

There are conservation easement agreements covering several of our properties that limit the use of the property upon its lease expiration.

Equity Investments

We have made non-controlling equity investments in a number of renewable energy projects operated by renewable energy companies as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of September 30, 2017, we held the following equity method investments:

Acquisition Date	Transaction	Investment	Partner
		(dollars in millions)
Various	Vento I, LLC	$121	EDP Renewables
June 2017	Northern Frontier, LLC	87	Various
December 2015	Buckeye Wind Energy Class B Holdings, LLC	67	Invenergy
February 2017	Strong Upwind Holdings IV, LLC	56	JPMorgan
October 2016	Invenergy Gunsight Mountain Holdings, LLC	36	Invenergy
June 2016	MM Solar Holdings, LLC	29	AES
Various	Other transactions	144	Various

	Total Equity Method Investments	$540

An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the recent hurricanes. Although there can be no assurance in this regard, we believe that the project’s insurance will be sufficient to rebuild the project or to recover our investment in the project of approximately $10 million. Based on an evaluation of our equity method investments, inclusive of this project, we determined that no OTTI had occurred as of September 30, 2017, or December 31, 2016

Deferred Funding Obligations

In accordance with the terms of certain purchase agreements relating to financing receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $226 million and $171 million as of September 30, 2017 and December 31, 2016, respectively. We have secured financing for, or placed in escrow, approximately $165 million of the deferred funding obligations as of September 30, 2017. As of September 30, 2017 and December 31, 2016, we have pledged approximately $29 million and $41 million of our equity method investments as collateral for a deferred funding obligation of $20 million and $34 million, respectively.

The next five years of outstanding deferred funding obligations to be paid are as follows:

(dollars in millions)
October 1, 2017 to December 31, 2017	$29
2018	80
2019	69
2020	36
2021	12

Total Deferred funding obligations	$226

7.	Credit Facilities

Revolver

We have a senior secured revolving credit facility which matures in July 2019. The facility provides for total maximum advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the “G&I Facility” and the “PF Facility”. The G&I Facility can be used to leverage certain qualifying government and institutional financings entered into by us and the PF Facility can be used to leverage certain qualifying project financings entered into by us. In June 2017, we entered into an amendment that adjusted certain of the sub-limits but did not change the overall maximum advances or aggregate amount available at any point in time.

The following table provides additional detail on our credit facility as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(dollars in millions)
Outstanding balance	$133	$283
Value of collateral pledged to credit facility	$272	$471
Weighted average short-term borrowing rate	3.0%	2.3%

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

The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2017 and December 31, 2016.

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

Term Loan

In February 2017, we borrowed $102 million under a recourse credit facility, of which $42 million was still outstanding as of September 30, 2017. We repaid the loan in October 2017.

8.	Long-term Debt

Non-recourse debt

We have outstanding the following asset-backed non-recourse debt and bank loans (dollars in millions):

	Outstanding Balance as of								Value of Assets Pledged as of
	September 30, 2017		December 31, 2016	Interest Rate		Maturity Date	Anticipated Balance at Maturity		September 30, 2017		December 31, 2016	Description of Assets Pledged
HASI Sustainable Yield Bond 2013-1	$68		$75	2.79%		December 2019	$57		$87		$93	Financing receivables
ABS Loan Agreement	$79		$90	5.74%		September 2021	$17		$80		$97	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	$95		$97	4.28%		October 2034	$—		$137		$138	Financing receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	$14		$—	5.41%		October 2034	$—		$137		$—	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Loan Agreement 2015-1	$—	(1)	$74	$—	(1)	(1)	$—	(1)	$—	(1)	$96	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
2017 Credit Agreement	$198		$—	3.55	% (2)	June 2024	$—		$243		$—	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	$37		$41	5.41	% (3)	December 2023	$—		$67		$70	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	$146		$150	4.92%		December 2020	$127		$172		$175	Residential solar financing receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	$118		$98	4.37	% (3)	November 2021	$101		$138		$114	Residential solar financing receivables, related interest rate swaps
HASI SYB Trust 2016-2	$86		$—	4.35%		April 2037	$—		$88		$—	Financing receivables
2017 Master Repurchase Agreement	$37		$—	3.96	% (3)	July 2019	$31		$41		$—	Financing receivables and investments
HASI ECON 101 Trust	$134		$—	3.57%		May 2041	$—		$139		$—	Financing receivables and investments
Other non-recourse debt (4)	$85		$84	2.26% - 7.45%		2017 to 2046	$—		$224		$81	Financing receivables
Debt issuance costs (5)	$(21)		$(17)

Non-recourse debt (6)	$1,076		$692

(1)	This non-recourse debt agreement was re-financed in the second quarter of 2017 with the same lender through the 2017 Credit Agreement.
(2)	Interest rate represents the current period’s LIBOR based rate plus the spread. Under the terms of the 2017 Credit Agreement, this rate will become fixed upon the lender’s syndication of the loan, or the rate can be fixed at our option.
(3)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged or the interest rate of the debt instrument.
(4)	Other non-recourse debt consists of various debt agreements used to finance certain of our financing receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying financing receivables.
(5)	Excludes costs of approximately $2 million associated with the 2017 Master Repurchase Agreement that were recorded in other assets due to the nature of the costs.
(6)	The total collateral pledged against our non-recourse debt was $1,416 million and $864 million as of September 30, 2017 and December 31, 2016, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions.

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

In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges (dollars in millions):

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	Term
HASI SYB Loan Agreement 2015-1 (1)	3 month Libor	1.55%	$—	$67	$—	$—	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$36	$37	$—	$—	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	$29	$29	$(0.3)	$(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	$119	$119	$(0.1)	$1.0	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	$119	$72	$0.1	$0.2	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	$107	$107	$(1.0)	$—	November 2021 to October 2032

Total			$410	$431	$(1.3)	$1.0

(1)	This interest rate swap was financially settled in June 2017.

The total fair value of our derivatives relating to interest rate hedges that are effective in offsetting variable cash flows is reflected as unrealized gains or losses in AOCI and in other assets or accounts payable, accrued expenses and other in the condensed consolidated balance sheets. As of September 30, 2017 and December 31, 2016, all of our derivatives were designated as hedging instruments. The following is an analysis of the financial statement line item impacted by our cash flow hedges in our condensed consolidated statement of operations:

	Three months ended September 30,		Nine months ended September 30,
	(dollars in thousands)
	2017	2016	2017	2016
Total interest expense	$17,584	$10,635	$46,728	$32,945
Impact of hedging	$201	$253	$798	$1,042

Our future stated minimum maturities of non-recourse debt are as follows:

(dollars in millions)
October 1, 2017 to December 31, 2017	$24
2018	51
2019	142
2020	178
2021	146
2022	21
Thereafter	535

$1,097
Deferred financing costs, net	(21)

Total non-recourse debt	$1,076

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from Buckeye Wind Energy Class B Holdings LLC, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings.

SunPower, which originated and services the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3 and the HASI SYB Loan Agreement 2016-1, had publicly disclosed that they were not in compliance and did not expect to be in compliance for 2017, with a debt-to-EBITDA leverage covenant in one of their loan agreements, due in part to a restructuring they have undertaken as result of changes in the broader solar market. According to SunPower’s disclosure, they were not in default under this cash collateralized loan that had an outstanding balance of $5 million. In June 2017, SunPower negotiated an amendment to their loan agreement and removed the debt-to-EBITDA leverage covenant.

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

Convertible Senior Notes

In August 2017, we issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022 (“Convertible Notes”). Holders may convert any of their Convertible Notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us. The Convertible Notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7101 shares for each $1,000 principal amount of Convertible Notes which is equal to a total of approximately 5.5 million shares. The conversion rate is subject to adjustment for dividends declared above $.33 per share per quarter and certain other events that may be dilutive to the holder. As of September 30, 2017, none of these dilutive events have occurred and the conversion rate remains at the initial rate.

Following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its Convertible Notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the Convertible Notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the Convertible Notes may require us to redeem all or a portion of their Convertible Notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest.

We have a redemption option to call the Convertible Notes prior to maturity (i) on or after March 1, 2022 and (ii) at any time if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT. The redemption price will be equal to the principal of the notes being redeemed, plus accrued and unpaid interest. In the event of redemption after March 1, 2022, there will be an additional make-whole premium paid to the holder of the redeemed notes unless the redemption is deemed reasonably necessary to preserve our qualification as a REIT.

The following table presents a summary of the components of the Convertible Notes (dollars in millions):

September 30, 2017
Principal	$150
Accrued interest	1
Less:
Unamortized financing costs	(5)

Carrying value of Convertible Notes	$146

During the three and nine months ended September 30, 2017, we recorded $0.8 million in interest expense related to the Convertible Notes.

9.	Commitments and Contingencies

Litigation

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. Other than non-material litigation arising out of the ordinary course of business, we are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.	Income Tax

We recorded a tax expense of approximately $0.1 million for the nine months ended September 30, 2017 and 2016, and less than $0.1 million for the three months ended September 30, 2017 and 2016. Our income tax expense was determined using a federal rate of 35% and a combined state rate, net of federal benefit, of 5%.

11.	Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2016 and 2017:

Announced Date	Record Date		Pay Date	Amount per share
3/15/16	3/30/16		4/7/16	$0.30
6/07/16	7/06/16		7/14/16	$0.30
9/15/16	10/05/16		10/13/16	$0.30
12/13/16	12/29/16	(1)	1/12/17	$0.33
3/15/17	4/05/17		4/13/17	$0.33
6/01/17	7/06/17		7/13/17	$0.33
9/12/17	10/05/17		10/16/17	$0.33

(1)	This dividend was treated as a distribution in 2017 for tax purposes.

We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings and ATM offerings of our common stock in 2016 and 2017:

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
6/21/16	Public Offering	4.600	$19.78	(3)	$91
5/9/16 to 6/30/16	ATM	0.065	$20.31	(4)	$1
11/09/16	Public Offering	4.025	$19.28	(3)	$77
12/13/16 to 12/29/16	ATM	0.407	$19.47	(4)	$8
1/20/17 to 2/2/17	ATM	0.197	$19.18	(4)	$4
3/10/17	Public Offering	3.450	$18.73	(3)	$64
5/17/17 to 6/22/17	ATM	1.376	$22.71	(4)	$31

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
(2)	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.
(3)	Represents the price per share at which the underwriters in our public offerings purchased our shares.
(4)	Represents the average price per share at which investors in our ATM offerings purchased our shares.

Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan

We have issued awards with service, performance and market conditions. During the nine months ended September 30, 2017, our board of directors awarded employees and directors 707,648 shares of restricted stock and restricted stock units that vest from 2017 to 2021. As of September 30, 2017, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.

For the three and nine months ended September 30, 2017, we recorded $3 million and $8 million, respectively, of equity-based compensation expense as compared to $3 million and $7 million, respectively, for the three and nine months ended September 30, 2016. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $15 million as of September 30, 2017. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately two years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value (in millions)
Ending Balance — December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	451,614	19.04	8.6
Vested	(217,833)	14.15	(3.1)
Forfeited	(4,519)	18.72	(0.1)

Ending Balance — September 30, 2017	1,410,934	$18.72	$26.4

A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Share Price	Value (in millions)
Ending Balance — December 31, 2016	—	—	—
Granted	256,034	$18.99	$4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—

Ending Balance — September 30, 2017	254,456	$18.99	$4.9

(1)	As discussed in Note 2 these restricted stock units vest between 0% and 200% of the target. The amounts shown represent the number of restricted stock units at 100% of target.

12.	Earnings per Share of Common Stock

Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from net income or loss and the diluted earnings per share calculation attributable to common stockholders.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Any shares of or rights to common stock which, if included in the diluted earnings per share calculation, would have an anti-dilutive effect have been excluded from the diluted earnings per share calculation. Additionally, as described in Note 2, the Convertible Notes have been considered in the diluted earnings per share calculation using the if-converted method.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2017	2016	2017	2016
	(in millions, except share and per share data)
Net income attributable to controlling stockholders and participating securities	$7.9	$3.3	$27.5	$10.2
Less: Dividends paid on participating securities	(0.4)	(0.4)	(1.5)	(1.3)
Undistributed earnings attributable to participating securities	—	—	—	—

Net income attributable to controlling stockholders	$7.5	$2.9	$26.0	$8.9

Denominator:
Weighted-average number of common shares — basic	51,655,868	41,988,036	49,924,224	38,924,977

Weighted-average number of common shares — diluted	51,655,868	41,988,036	49,924,224	38,924,977

Basic earnings per common share	$0.14	$0.07	$0.52	$0.23

Diluted earnings per common share	$0.14	$0.07	$0.52	$0.23

Other Information:
Weighted-average number of OP units	284,992	284,992	284,992	284,992

Unvested restricted common stock outstanding as of	1,410,934	1,323,460	1,410,934	1,323,460

Unvested restricted stock units outstanding as of	254,456	—	254,456	—

13.	Equity Method Investments

We have non-controlling unconsolidated equity investments in renewable energy projects or entities that own minority interests in renewable energy projects and in one case, real estate. We recognized income from our equity method investments of $6.9 million and $19.4 million during the three and nine months ended September 30, 2017, respectively, as compared to income of $1.3 million and $2.7 million during the three and nine months ended September 30, 2016. We describe our accounting for equity method investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	As of June 30, 2017	As of December 31, 2016
	(dollars in millions, unaudited)
Current assets	$4	$3
Total assets	$115	$99
Current liabilities	$5	$4
Total liabilities	$37	$39
Members’ equity	$78	$60

	For the six months ended June 30,
	2017	2016
	(dollars in millions, unaudited)
Revenue	$7	$6
Income from continuing operations	$3	$1
Net income	$3	$1

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

Our Business

We make debt and equity investments in sustainable infrastructure, including energy efficiency and renewable energy. Our goal is to deliver attractive risk-adjusted returns to our stockholders by investing in projects that generate long-term, recurring and predictable cash flows or cost savings. The cash flows or cost savings are generally generated from proven technologies that minimize performance uncertainty, enabling us to more accurately predict project cash flow over the term of the financing or investment. Our financings typically benefit from contractually committed obligations of government entities or, high credit quality private obligors. Our investments take various forms, including lending or financing transactions, land ownership and a variety of preferred and common equity structures with a preference for structures in which we hold a senior or preferred position in the capital structure.

We are internally managed and our management team has extensive industry knowledge and experience having completed its first renewable energy financing over 25 years ago and its first energy efficiency financing over 20 years ago. We have deep and long-standing relationships in the markets we target with leading energy service providers, manufacturers, project developers and owners. We originate many of our transactions through programmatic finance relationships with global energy service companies (“ESCOs”). We also originate transactions with renewable energy manufacturers, developers and operators and other companies who own and operate renewable energy projects as well as U.S. utility companies. Additionally, we rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities.

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

We completed approximately $62 million and $751 million of transactions during the three months and nine months ended September 30, 2017, respectively, compared to approximately $242 million and $712 million during the same periods in 2016. As of September 30, 2017, pursuant to our strategy of holding a large portion of these transactions on our balance sheet, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio”.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As of September 30, 2017, we managed approximately $2.5 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2017, we manage approximately $4.6 billion of assets which we refer to as our managed assets.

We finance our Portfolio with a combination of debt and equity. During the nine months ended September 30, 2017, we issued approximately $98 million of common equity and completed approximately $681 million of debt financings, including in the third quarter of 2017, the issuance of $150 million of senior unsecured Convertible Notes.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as projects in which we may participate with other institutional investors. As of September 30, 2017, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed or with regard to any specific terms of such pipeline transactions.

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

Financial Condition and Results of Operation

Our Portfolio

Our Portfolio totaled approximately $2.0 billion as of September 30, 2017, and included approximately $0.4 billion of energy efficiency, approximately $1.4 billion of renewable energy (wind and solar) and approximately $0.2 billion of other sustainable infrastructure investments. Approximately 58% of our Portfolio consisted of fixed rate debt investments. Approximately 15% of our Portfolio was real estate with long-term leases and approximately 27% of our Portfolio represented unconsolidated equity ownership of renewable energy related projects. Our Portfolio consisted of approximately 170 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 13 years as of September 30, 2017.

Our Portfolio included the following as of September 30, 2017:

•	Financing receivables, such as project loans and receivables,

•	Investments, such as debt securities,

•	Real estate, such as land or other physical assets and related lease intangible assets used in sustainable infrastructure projects, and

•	Equity investments in unconsolidated entities, such as projects where we hold a non-controlling equity interest.

We generally refer to both financing receivables and debt securities as debt investments. The table below provides details on the interest rate and maturity of our financing receivables and investments as of September 30, 2017:

	Balance	Maturity
	(in millions)
Fixed-rate financing receivables, interest rates less than 5.00% per annum	$429	2018 to 2046
Fixed-rate financing receivables, interest rates from 5.01% to 6.50% per annum	453	2017 to 2046
Fixed-rate financing receivables, interest rates greater than 6.51% per annum	180	2018 to 2069

Financing receivables	1,062
Allowance for credit losses	—

Financing receivables, net of allowance	1,062
Fixed-rate investments, interest rates of less than 5.00% per annum	119	2019 to 2040
Fixed-rate investments, interest rates from 5.01% to 6.50% per annum	12	2031 to 2048

Total financing receivables and investments	$1,193

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in millions)
Interest income, financing receivables	$15	$12	$43	$36
Average monthly balance of financing receivables	$1,125	$805	$1,059	$843
Average interest rate from financing receivables	5.5%	6.0%	5.4%	5.7%
Interest income, investments	$1	$1	$4	$1
Average monthly balance of investments	$131	$50	$116	$41
Average interest rate of investments	4.0%	4.0%	4.1%	4.2%
Rental income	$5	$3	$14	$9
Average monthly balance of real estate	$303	$162	$272	$162
Average yield on real estate	7.0%	7.3%	7.0%	7.2%
Average monthly balance of Portfolio	$1,558	$1,017	$1,447	$1,045
Average yield from Portfolio	5.6%	6.1%	5.6%	5.9%
Interest expense (1)	$12	$7	$34	$22
Average monthly balance of debt (1)	$1,041	$650	$982	$705
Average interest rate from debt (1)	4.8%	4.3%	4.6%	4.2%
Average interest spread (1)	0.9%	1.8%	1.0%	1.7%
Net investment margin (1)	2.5%	3.3%	2.5%	3.1%

(1)	Excludes the non-recourse debt used to finance the equity investments in the renewable energy projects because our earnings from the equity investments in the renewable energy projects are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our financing receivables and investments as of September 30, 2017:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Financing receivables	$1,062	$17	$139	$288	$618
Investments	$131	$2	$72	$10	$47

See Note 6 to our financial statements in this Form 10-Q:

•	For the anticipated maturity dates of our financing receivables and investments and the weighted average yield for each range of maturities as of September 30, 2017,

•	For information on the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2017, and

•	Information on the credit quality of our Portfolio.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2046.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Revenue:
Interest income, financing receivables	$15	$12	$3	25%
Interest income, investments	1	—	1	NM
Rental income	5	3	2	67%
Gain on sale of receivables and investments	4	3	1	33%
Fee income	1	1	0	—

Total Revenue	26	19	7	37%

Expenses:
Interest expense	18	11	7	64%
Compensation and benefits	5	4	1	25%
General and administrative	2	2	—	—

Total Expenses	25	17	8	47%

Income (loss) before equity method investments	1	2	(1)	(50)%
Income (loss) from equity method investments	7	1	6	600%

Income (loss) before income taxes	8	3	5	167%
Income tax (expense) benefit	—	—	—	NM

Net income (loss)	$8	$3	$5	167%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $5 million as a result of a $7 million increase in total revenue and $6 million increase in income from equity method investments, partially offset by a $8 million increase in total expenses, including a $7 million increase in interest expense. These results do not include the non-GAAP core earnings adjustment related to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•	Interest income, financing receivables increased by $3 million due primarily to an increase in average balance of the financing receivables in the Portfolio from $0.8 billion in the three months ended September 30, 2016, to $1.1 billion in the same period in 2017. In addition, rental income grew by approximately $2 million due to incremental additions to the real estate portfolio.

•	Gain on sale of receivables and investments and fee income grew by $1 million primarily due to an increase in securitization margins during the three months ended September 30, 2017, when compared to the same period in 2016.

•	The increase in revenue was offset by $7 million of higher interest expense due primarily to higher average outstanding borrowings, including higher fixed rate debt and an increase in interest rates during the three months ended September 30, 2017, when compared to the same period in 2016.

•	Compensation and benefit expenses increased by $1 million due to an increase in headcount.

•	Income from equity method investments increase by $6 million due primarily to new investments and increased income allocations from certain of our renewable energy investments.

Comparison of the Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(dollars in millions)
Revenue:
Interest income, financing receivables	$43	$36	$7	19%
Interest income, investments	4	1	3	300%
Rental income	14	9	5	56%
Gain on sale of receivables and investments	15	14	1	7%
Fee income	2	1	1	100%

Total Revenue	78	61	17	28%
Expenses:
Interest expense	47	33	14	42%
Compensation and benefits	16	14	2	14%
General and administrative	7	6	1	17%

Total Expenses	70	53	17	32%
Income (loss) before equity method investments	8	8	—	0%
Income (loss) from equity method investments	20	2	18	900%

Income (loss) before income taxes	28	10	18	180%
Income tax (expense) benefit	—	—	—	NM

Net income (loss)	$28	$10	$18	180%

*	NM – Percentage change is not meaningful.

•	Net income increased by approximately $18 million as a result of a $17 million increase in total revenue and $18 million increase in income from equity method investments, partially offset by a $17 million increase in total expenses, including a $14 million increase in interest expense. These results do not include the non-GAAP core earnings adjustment related to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•	Interest income, financing receivables increased by $7 million due to an increase in average balance of the financing receivables in the Portfolio from $0.8 billion in the nine months ended September 30, 2016, to $1.1 billion in the same period in 2017.

•	Rental income grew by $5 million due to an increase in average investment in real estate from $0.2 billion in the nine months ended September 30, 2016 to $0.3 billion in the same period in 2017.

•	Gain on sale of receivables and investments grew by $1 million due to an increase in securitization margins during the nine months ended September 30, 2017, when compared to the same period in 2016.

•	The increase in revenue was offset by $14 million of higher interest expense primarily to higher average outstanding borrowings, including higher fixed rate debt and an increase in interest rates during the nine months ended September 30, 2017, when compared to the same period in 2016.

•	Compensation and benefits increased by $2 million due to higher staffing costs and general and administrative costs increased by approximately $1 million due to additional professional service fees and other miscellaneous expenses.

•	Income from equity method investments increase by $18 million due primarily to new investments and increased income allocations from certain of our renewable energy investments.

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

Core Earnings

We calculate core earnings as GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to account for our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.

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

Under GAAP, we account for these investments utilizing the hypothetical liquidation at book value (“HLBV”) method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss are also impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations.

The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, we further adjust GAAP net income to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this adjustment to our GAAP net income in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments.

For the three and nine months ended September 30, 2017, we recognized $7 million and $19 million in income under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $12 million and $31 million for core earnings as discussed above to reflect our return on capital from these investments for the three and nine months ended September 30, 2017, respectively. This compares to the collected cash distributions from these equity method investments of approximately $27 million and $66 million, for the three and nine months ended September 30, 2017, with the difference between core earnings and cash collected representing a return of capital.

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

However, core earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to similar metrics reported by other REITs.

We have calculated our core earnings for the three and nine months ended September 30, 2017 and September 30, 2016. The table below provides a reconciliation of our GAAP net income to core earnings:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders	$7,933	$0.14	$3,329	$0.07	$27,472	$0.52	$10,244	$0.23
Core earnings adjustments:
Reverse GAAP income from equity method investments	(6,876)		(1,331)		(19,424)		(2,677)
Add back Core equity method investments earnings	11,754		7,575		31,294		21,235
Non-cash equity-based compensation charges	2,798		2,531		8,351		7,452
Amortization of intangibles	711		364		1,875		1,076
Current year earnings attributable to non-controlling interest	42		18		156		75

Core earnings (1)	$16,362	$0.31	$12,486	$0.29	$49,724	$0.96	$37,405	$0.92

(1)	Core earnings per share is based on 53,610,895 shares and 51,767,444 shares for the three and nine months ended September 30, 2017, respectively, and 43,596,100 shares and 40,589,360 shares for the three and nine months ended September 30, 2016, respectively, which represents the weighted average number of fully-diluted shares outstanding including participating securities and the minority interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our Convertible Notes using the treasury stock method.

Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our financing receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized financing receivables are not sold. We believe that our managed asset information is useful to investors because it portrays the amount of both on- and off-balance sheet financing receivables that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of financing receivables and investments reported on our consolidated balance sheet and our residual assets in securitized financing receivables. Our non-GAAP managed assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our U.S. GAAP Portfolio to our managed assets:

	As of
	September 30, 2017	December 31, 2016
	(dollars in millions)
Financing receivables	$1,062	$1,042
Investments	131	58
Real estate	314	172
Equity method investments	540	363
Assets held in securitization trusts	2,526	2,298

Managed Assets	$4,573	$3,933

Credit losses as a percentage of assets under management	0.0%	0.0%

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

We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum total advances of $700 million. Since that time, we have entered into a number of amendments, including in June 2017, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of September 30, 2017, we have used $133 million of the $500 million of borrowing capacity and have utilized approximately $1.2 billion of the maximum total advances of $1.5 billion.

In February 2017, we borrowed $102 million from a financial institution. In September 2017, we repaid a portion of, and amended, the loan to extend the maturity date. In October 2017, we repaid the remaining balance using a portion of the proceeds of new non-recourse debt. The new debt had gross proceeds of approximately $163.8 million, with an anticipated maturity in 2042 and has an interest rate of 3.86%.

In August 2017, we issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022 (“Convertible Notes”). See Note 8 for further discussion on the issuance of the Convertible Notes.

As of September 30, 2017, we had approximately $1.1 billion of non-recourse borrowings. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of September 30, 2017, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.5 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We continue to provide details on the greenhouse gas emissions (“GHG”) saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. For further information on the credit facilities, asset backed non-recourse debt, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-Q.

We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances, including match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make. We also expect to continue to raise funds through public and private offerings of equity. During the nine months ended September 30, 2017, we issued approximately 1.6 million shares and raised approximately $35 million under our “at-the-market” equity distribution programs, or our ATM programs. In August 2017, we established a new ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $150 million of our common stock. We did not issue any shares under our existing or new ATM programs in the three months ended September 30, 2017. In addition, in March 2017, we raised $64 million of common equity through a public offering in 2017. See Note 11 to our financial statements of this Form 10-Q.

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

The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.1 to 1 as of September 30, 2017, which is below our target ratio of 2.5 to 1. We would expect over time to add additional debt, which will allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 71% as of September 30, 2017, within our targeted fixed rate debt percentage range of approximately 60% to 85%.

The calculation of our debt at fixed rates and leverage is shown in the chart below:

	September 30, 2017	% of Total	December 31, 2016	% of Total
Floating-rate borrowings	$411	29%	$320	33%
Fixed-rate debt	$986	71%	$655	67%

Total debt (1)	$1,397	100%	$975	100%

Equity	$655		$574
Leverage	2.1 to 1		1.7 to 1

(1)	Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $236 million and $37 million of non-recourse debt that has not been hedged as of September 30, 2017 and December 31, 2016, respectively. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors)

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

We believe these identified sources of liquidity in addition to our cash on hand will be adequate for purposes of meeting our short term and long term liquidity needs, which include funding future investments, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had approximately $159 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2017 and December 31, 2016, respectively.

Cash flows relating to operating activities

Net cash provided by operating activities was approximately $21 million for nine months ended September 30, 2017, driven primarily by net income of $28 million and various non-cash and other adjustments of approximately $11 million offset by an $18 million non-cash gain on securitizations.

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

Cash flows relating to investing activities

Net cash used in investing activities was approximately $271 million for nine months ended September 30, 2017. We used $102 million to purchase financing receivables and investments, $143 million to purchase real estate, and made an additional $230 million investment in our equity method investments. We received $85 million from the sale of financing receivables, investments, and equity method investments and $58 million in distributions in excess of our cumulative income from our equity investments in renewable energy projects. In addition, we collected cash from principal payments on our financing receivables and investments of $90 million and had a $29 million net cash outflow related to the funding of escrow accounts.

Net cash used in investing activities was approximately $78 million for nine months ended September 30, 2016. We used $249 million to purchase financing receivables and investments, $11 million to purchase real estate, and made an additional $14 million investment in our renewable energy equity investments. We received $49 million from the sale of financing receivables and investments and $42 million in distributions in excess of our cumulative income from our equity investments in renewable energy projects. In addition, we collected cash from principal payments on our financing receivables and investments of $106 million and had $1 million cash outflow from other investing activities.

Cash flows relating to financing activities

Net cash provided by financing activities was approximately $350 million for the nine months ended September 30, 2017. This includes proceeds from borrowings under our credit facilities of $278 million, proceeds from the issuance of convertible notes of $150 million, proceeds from non-recourse borrowings of $429 million and net proceeds from the issuance of common stock of $98 million which were partially offset by payments of $537 million on our credit facilities, non-recourse debt and deferred funding obligations and payments of $68 million related to dividends and distributions and other financing activities.

Net cash provided by financing activities was approximately $46 million for the nine months ended September 30, 2016. This includes net proceeds from our credit facilities of $110 million and net proceeds from the issuance of common stock of $91 million, which were partially offset by payments of $119 million on our non-recourse debt, deferred funding obligations and other financing activities and dividend and distribution payments of $36 million.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $35 million as of September 30, 2017, that may be at risk in the event of defaults in our securitization trusts, and limited representations, warranties and covenants regarding our activities with regard to certain of our interests, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 included in the notes to the Condensed Consolidated Financial statements included in this Form 10-Q and as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates,” in our 2016 Form 10-K.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, we could be required to sell assets, borrow funds, or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRSs.

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

Book Value Considerations

As of September 30, 2017, we carried only our investments, interest rate swaps and residual assets in securitized receivables at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than the approximately $131 million in investments, an approximately $1 million liability for interest rate swaps and the $35 million in residual assets relating to our retained interests in securitized receivables that are on our balance sheet at fair value as of September 30, 2017, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with U.S. GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

Subsequent Events

The compensation committee of our board of directors approved a modification to the terms of the performance based restricted stock units granted under our 2013 equity incentive plan. Restricted stock units represent the right to receive shares of our common stock at vesting. Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. The award earned is generally between 0% and 200% of the initial target, depending on the extent to which the performance target is met. Upon the occurrence of a change of control, all unvested restricted stock units will vest as of the date of the change of control, with this change to the vesting terms applying to grants made in 2017 and future grants. Additionally, effective October 31, 2017, our board of directors adopted an age-limit policy for directors. Under this policy, each director will tender his or her resignation to the nominating and corporate governance committee of our board of directors upon reaching the age of 75, to be effective upon the first annual meeting of shareholders following such director’s birthday, which resignation will be accepted or rejected by the committee in its sole discretion.

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

We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded or fixed rate financing structures, when appropriate, whereby we seek (1) to match the maturities of our debt obligations with the maturities of our assets, (2) to borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to increase the term of the project to offset interest rate increases.

Typically, our long-term debt is at fixed rates or we have used interest rate hedges that convert the majority of the floating rate debt to fixed rate. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. We carry our interest rate hedges at fair value in our balance sheet as described in Note 8 to our financial statements in this Form 10-Q.

Our credit facilities are variable rate loans with approximately $175 million outstanding as of September 30, 2017 and we have $236 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $411 million in variable rate borrowings by $0.5 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

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

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2017, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2017, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

During the nine months ended September 30, 2017, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards. No OP units were exchanged for shares of common stock during the nine months ended September 30, 2017.

The table below summarizes all of our repurchases of common stock during 2017. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2017	2,332	$18.28	N/A	N/A
February 2017	351	$19.92	N/A	N/A
March 2017	22,701	$19.82	N/A	N/A
April 2017	52,185	$21.35	N/A	N/A
August 2017	734	$23.25	N/A	N/A

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2	Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3	First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 2, 2017	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 2, 2017	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President