Form 10-K
period 2017-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2018-02-23
CIK 1561894

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $1.2 billion based on the closing sales price of the registrant’s common stock on June 30, 2017 as reported on the New York Stock Exchange.

On February 21, 2018, the registrant had a total of 53,348,376 shares of common stock, $0.01 par value, outstanding (which includes 1,393,419 shares of unvested restricted common stock).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	our expected returns and performance of our investments;

•	the state of government legislation, regulation and policies that support or enhance the economic feasibility of sustainable infrastructure projects, including energy efficiency and renewable energy projects and the general market demands for such projects;

•	market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	availability of opportunities to invest in projects that reduce greenhouse gas emissions or mitigate the impact of climate change including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;

•	our relationships with originators, investors, market intermediaries and professional advisers;

•	competition from other providers of capital;

•	our or any other companies’ projected operating results;

•	actions and initiatives of the federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact on the value our assets;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates, including the flattening of the yield curve, and the market value of our assets and target assets;

•	changes in commodity prices, including continued low natural gas prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;

•	impact of and changes in accounting guidance and similar matters;

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and

•	our understanding of our competition.

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

PART I

In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” Hannon Armstrong Capital, LLC, a Maryland limited liability company, is the entity that operated our historical business prior to the consummation of our initial public offering on April 23, 2013 (our “IPO”) and which we refer to as the “Predecessor,” became our subsidiary upon consummation of our IPO.

Item 1.	Business

GENERAL

We provide capital and services focused on reducing climate changing greenhouse gas emissions (“GHG” or carbon emissions) as well as mitigating the impact of, or increasing resiliency to, climate change. We focus primarily on the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing capital in assets or projects that generate long-term, recurring and predictable cash flows or cost savings from proven technologies. We also provide services to the various partners and counterparties in the markets where we invest.

Our investments take various forms including equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management.

We are internally managed, and our management team has extensive relevant industry knowledge and experience, dating back more than 30 years. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators. Our origination strategy is to use these relationships to generate recurring, programmatic investment and fee generating opportunities. Additionally, we have relationships with the leading banks, investment banks, and institutional investors from which we receive additional investment and fee generating opportunities.

We completed approximately $1.0 billion of transactions during 2017, compared to approximately $1.1 billion during 2016. As of December 31, 2017, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As of December 31, 2017, we managed approximately $2.7 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2017, we manage approximately $4.7 billion of assets, which we refer to as our managed assets.

We use borrowings as part of our strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures. A further description of our financing activities can be found below.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as investments in which we may participate with other institutional investors. As of December 31, 2017, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.

INVESTMENT STRATEGY

With scientific consensus that climate warming trends are linked to human activities and resulting in various extreme weather events, we believe our firm is well positioned to generate attractive risk-adjusted returns by investing in the assets, and providing services to the firms, that reduce carbon emissions. Further, with increasing weather related events affecting certain areas of our markets, we see similar investment and services opportunities in infrastructure assets that mitigate the impact of, and increase the resiliency to, these weather events and climate change.

Our investment thesis is based on the following beliefs:

•	More efficient technologies are more productive and thus should lead to higher economic returns;

•	Decentralization and digitalization of energy technologies will result in many smaller assets in which to invest, compared to the large legacy energy systems of centralized fossil fuel power plants, and thus provide lower portfolio risk due to increased diversity of investments across obligors, technology and geographies;

•	Investing in assets aligned with scientific consensus and society’s general beliefs will reduce potential regulatory and social costs; and

•	Assets that reduce GHG emissions represent an embedded option that may increase in value if carbon regulations were to set a price on carbon emissions.

We believe combining this investment thesis with our multi-decade experience in investing in our markets through multiple interest rate and business cycles, intermittent governmental support for reducing carbon emissions and several ‘boom and bust’ cycles of business expansions in renewable and other sustainable infrastructure markets, will allow us to earn attractive risk adjusted returns on the assets we invest in. We also believe there is potentially a multi trillion-dollar market opportunity as the legacy technology for generating and using energy with systems that produce carbon emissions are converted to low-to-no carbon emission systems and mitigation and resiliency investments continue to increase in an effort to address weather events and climate change.

We make our investments utilizing a variety structures including:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases.

Our investments are focused on three markets:

•	Energy Efficiency: projects, which reduce a building’s or facility’s energy usage or cost by improving or installing various building components, including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;

•	Renewable Energy: projects that deploy cleaner energy sources, such as solar and wind to generate power production; and

•	Other Sustainable infrastructure: upgraded transmission or distribution systems, water and storm water infrastructure, seismic retrofits and other projects, that improve water or energy efficiency, increase energy system resiliency, positively impact the environment or more efficiently use natural resources.

We prefer investments where the assets have a long-term, investment grade rated off-taker or counterparties. The off-taker or counterparty may be part of the wholesale electric power grid (“Grid Connected” or “GC”) such as a utility or electric user who has entered into a contractually committed agreement, such as a power purchase agreement (“PPA”), to purchase some, or all of, the power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life. In the case of distributed (building or facility specific) projects, which we refer to as ‘behind-the-meter’ (“Behind-the-Meter” or “BTM”), the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights.

As of December 31, 2017, our Portfolio consisted of over 175 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The mix of our Portfolio is expected to vary over time and approximately 22% of our Portfolio was invested in energy efficiency; approximately 27% was invested in wind; approximately 46% was invested in solar and approximately 5% was invested in other sustainable infrastructure. Included in the wind and solar portfolios are our investments in approximately 23,000 acres of land, that are leased under long-term agreements where our rental income is typically senior to most project costs, debt and equity.

While we prefer investments in which we hold a senior or preferred position in a project, as our markets evolve and grow, we are seeing increasing opportunities to invest in mezzanine debt or common equity in projects where we are subordinated to project debt and, or, preferred forms of equity. We will not invest more than 15% of our assets in any individual project without the consent of a majority of our independent directors. We will adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exemption from registration as an investment company under the 1940 Act.

As part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments. In this calculation which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2017 will reduce annual carbon emissions by approximately 530,000 metric tons. In addition to carbon emissions, investments are also screened for other environmental benefits, such as water use reduction.

We believe that our long history of energy efficiency and renewable energy investing, the experience, expertise and relationships of our management team, the anticipated credit strength of the investees of our investments and the size and growth potential of our market, position us well to capitalize on our strategy.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, for additional discussion on the performance of our investment portfolio.

FINANCING STRATEGY

We believe we have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt, equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures.

We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings, which is sometimes referred to as green bonds.

We plan to raise additional equity capital and continue to use other fixed and floating rate borrowings which may be in the form of additional bank credit facilities, including term loans and revolving facilities, warehouse facilities, repurchase agreements and public and private equity and debt issuances, including convertible debt and match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make.

The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and risk and portfolio management considerations, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of leverage we may utilize, we do have certain targets we seek to, but are not required to, operate within; including maintaining a leverage ratio at or below 2.5 to 1 and the percentage of fixed rate debt to total debt between 60% to 85%.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. The market for the assets we finance has remained active throughout various market cycles due to investor demand for high credit quality, long-term investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks that are normally associated with traditional capital markets conduit transactions. We also typically manage and service these assets in exchange for fees and other payments. We may also use other funds or structures where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront revenues or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.

Refer to Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources, for additional discussion on our financings and our ratios and Item 8, Financial Statements and Supplementary Data, notes 5, 7 and 8 to our financial statements for further information on the types and amounts of our financings.

ENVIRONMENTAL AND SOCIAL RESPONSIBILITY AND CORPORATE GOVERNANCE

We own and invest in a diversified group of sustainable infrastructure projects focused on reducing the impacts of climate change through the allocation of our capital across the energy efficiency, renewable energy and other sustainability focused markets. Under the direction of our Chief Executive Officer and the board of directors, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. In February 2018, we changed the name of our Nominating and Corporate Governance Committee of our board of directors to our Nominating, Governance and Corporate Responsibility Committee and amended their charter to further emphasize the board responsibility for environmental, social and governance (“ESG”) oversight, including for our policies and communications.

Our business and business strategy are focused on addressing climate change, including through the reduction of carbon emissions. As described in the Investment Strategy section above, we estimate the carbon impact of each of our investments. In addition, we operate our business in manner intended to reduce the environmental impact, including by purchasing carbon free electricity for our office and by encouraging recycling. We also participate in a number of climate focused initiatives including Climate Action 100+, We Are Still In and the Climate Disclosure Standards Board (“CDSB”). In 2017, we joined the CDSB’s initiative to pledge to implement the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”).

We are also focused on our social responsibility within our workforce and our community. Our culture is focused on hiring and retaining diverse and highly talented employees and empowering them to create value for our stockholders. In our employee selection process and operation of our business we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. Our Chief Executive Officer leads employee meetings intended to encourage employees to understand why sustainability matters and regularly meets with small groups of employees to receive their feedback on the business.

We provide competitive benefits that help our employees and their families be healthy and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe deeply in paying for performance. Therefore, employees generally receive a portion of their compensation in the form of stock grants tied to performance. We encourage our employees to contribute their time to support various community and charitable activities and sponsor several local community organizations with a primary focus on environmental organizations.

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our stockholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually;

•	our board of directors has determined that six of our seven directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;

•	two of our directors each qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);

•	two of our directors are women in furtherance of our board diversity policy;

•	our Corporate Governance Guidelines (the “Corporate Governance Guidelines”) provide for a majority vote policy for the election of directors pursuant to which any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our board of directors, which shall consider whether or not to accept such resignation;

•	we have established a target retirement age of 75 for our directors;

•	we have an active stockholder outreach program, including providing stockholders the right to vote on the fairness of the remuneration of executives;

•	we have opted out of the control share acquisition statute in the Maryland General Corporations Law (the “MGCL”) and have exempted, from the business combinations statute in the MGCL, transactions that are approved by our board of directors;

•	we do not have a stockholder rights plan; and

•	we have expanded the role of our Nominating, Governance and Corporate Responsibility Committee to also focus on directing the strategy and oversight of our ESG strategies, activities, policies and communications.

In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics policy (the “Code of Conduct”). This policy, which covers a wide range of business practices and procedures, applies to our officers, directors and employees. In addition, we have implemented Whistleblowing Procedures related to accounting and auditing matters as well as Code of Conduct matters (the “Whistleblower Policy”) that sets forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may raise, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee as well as any potential code of conduct or ethics violations with our Nominating, Governance and Corporate Responsibility Committee or our General Counsel.

We have adopted a Statement of Corporate Policy Regarding Equity Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information. We amended and restated our Statement of Corporate Policy Regarding Equity Transactions in 2017 to prohibit our directors and officers from hedging equity securities of the Company, holding such securities in a margin account or pledging such securities as collateral for a loan. We also adopted in 2017 a “clawback” policy which provides for the possible recoupment of performance or incentive-based compensation in the event of an accounting restatement due to material noncompliance by the Company with any financial reporting requirements under the securities laws (other than due to a change in applicable accounting methods, rules or interpretations). We review all of these policies on a periodic basis with our employees.

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

COMPETITION

We compete against a number of parties, including banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, specialty finance companies, utilities, independent power producers, project developers, pension funds, governmental bodies, public entities established to own infrastructure assets and other entities.

We compete primarily on the basis of service, price, structure and flexibility as well as the breadth and depth of our expertise. We may at times compete, and at other times partner or work as a participant, with alternative financing sources. The continued low interest rate environment and increasing investor acceptance of the sustainable infrastructure market has increased the level of competition we experience. The increase in the number and/or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments.

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

We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face, including increasing competition as a result of the increasing interest by various investors in our assets classes, including renewable energy, to enhance their investment returns. This, or other increases, in competition among competing providers of capital could adversely affect the returns we generate on our investments, and thereby adversely affect the market price of our common stock. For additional information concerning these competitive risks, see Item 1A. Risk Factors—We operate in a competitive market and future competition may impact the terms of our investments.

EMPLOYEES; STAFFING

As of December 31, 2017, we employed 47 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy.

OUR EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

Our executive officers and other significant employees and their ages are as follows:

Jeffrey W. Eckel, 59, has served as our president, chief executive officer, and chairman of our board of directors since 2013 and was with the Predecessor as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. Mr. Eckel is a member of the board of directors of the Alliance To Save Energy and is a member of the President’s Council of Ceres, Inc., the Cornell University Program in Infrastructure Policy advisory board and on the Board of Trustees of The Nature Conservancy of Maryland and DC. He was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where he served until 2016 while also serving as its chairman from 2012 to 2014. Mr. Eckel has over 35 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses. We believe Mr. Eckel’s extensive experience in managing companies operating in the energy sector and expertise in energy investments make him qualified to serve as our president and chief executive officer and as chairman of our board of directors.

J. Brendan Herron, 57, has served as an executive vice president and our chief financial officer since 2013 and served in a variety of roles at the Predecessor and its affiliates from 1994 to 2005, and from 2011 to 2013. Mr. Herron has over 20 years of experience in structuring, executing and operating infrastructure and technology investments. He formerly served on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee and is presently a member of the Board of Trustees of Calvert Hall College High School (Baltimore, MD). Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations.

Steven L. Chuslo, 60, has served as an executive vice president and our general counsel since 2013 and with our Predecessor as general counsel since 2008. Mr. Chuslo is responsible for internal governance matters and is actively involved in structuring, developing, negotiating and closing transactions. He has more than 25 years of experience in the fields of securities, commercial finance and energy development, U.S. federal regulation and project finance. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst in 1982 and a Juris Doctorate from the Georgetown University Law Center in 1990.

Daniel K. McMahon, CFA, 46, has served us as an executive vice president since 2015 and is the head of our portfolio management group. He has been with the Company and its Predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating and structuring several billion dollars of transactions. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.

Charles W. Melko, CPA, 37, has served as our senior vice president and chief accounting officer of the Company since 2017. He joined the Company in 2016 as a senior vice president and controller. Prior to this role, he served in a number of roles at PricewaterhouseCoopers LLP (PwC) since 2005, including as a Senior Manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy in 2002, a Master of Business Administration degree in 2005 and a Master of Science degree in Accountancy from Wheeling Jesuit University in 2005. He holds a CPA license in West Virginia and Maryland.

Susan D. Nickey, 57, has served as a managing director of the Company since 2014. Prior to that, she founded and served as CEO of Threshold Power. Ms. Nickey currently serves on the Board of Directors of the American Wind Energy Association and its Finance Committee and the Board of Directors of the American Council of Renewable Energy and its Executive Committee. Ms. Nickey received a Bachelor in Business Administration from the University of Notre Dame in 1983 and a Master’s of Science in Foreign Service from Georgetown University in 1986.

Nathaniel J. Rose, CFA, 40, has been an executive vice president since 2015 and our chief investment officer since 2017. He served as our chief operating officer from 2015 to 2017, our chief investment officer from 2013 to 2015 and has been with the Company and its Predecessor since 2000. He has been involved with a vast majority of our transactions since 2000. He earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.

Dana M. Smith, SPHR, SHRM-SCP, 46, has served as our Chief Human Resources Officer since 2017. Prior to that, she was Chief Human Resources Officer for American Capital, Ltd. and its publicly-traded affiliates as well as Senior Vice President of Human Resources and Corporate Marketing for CapitalSource Inc. She received a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania in 1993 and a Master of Science in Organizational Counseling from The Johns Hopkins University in 2006.

M. Rhem Wooten Jr., 58, has served us as an executive vice president since 2013 and was a managing director with our Predecessor since 2010. Mr. Wooten has worked in the energy industry for more than 30 years, and has extensive experience in project development, commodity trading/risk management and project finance. Mr. Wooten received a Bachelor of Science degree in Business Administration from the University of North Carolina-Chapel Hill in 1981. He holds Series 63 and 79 securities licenses.

AVAILABLE INFORMATION

We maintain a website at www.hannonarmstrong.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee, Nominating, Governance and Corporate Responsibility Committee and Finance and Risk Committee of our board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401, (410) 571-9860.

Item 1A.	Risk Factors

Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or market collectively as sustainable infrastructure projects or the industry. Please also refer to the section entitled “Forward-Looking Statements.”

Risks Related to Our Business and Our Industry

Our business depends in part on U.S. federal, state and local government policies and a decline in the level of government support could harm our business.

The projects in which we invest typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in and the use of sustainable infrastructure.

Policies and incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced in the future), tax deductions, bonus depreciation, federal grants and loan guarantees and energy market regulations. The value of tax credits, deductions and incentives may be impacted by changes in tax laws, rates or regulations. For example, the recently enacted Public law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“TCJA”) contains various provisions which may reduce the value of, and the availability of financing based upon, these incentives.

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

Governmental agencies, commercial entities and developers of sustainable infrastructure projects frequently depend on these policies and incentives to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates, or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from, the investments we make may decline, which could harm our business.

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

Contracts with government counterparties that support the projects where we invest may be more favorable to the government counterparties compared to commercial contracts with private parties. For example, a lease, concession or general service contract may enable the government to modify or terminate the contract without requiring the payment of adequate compensation. Typically, our contracts with government counterparties contain termination provisions including prepayment amounts. In most cases, the prepayment amounts provide us with amounts sufficient to repay the financing we have provided but may be less than amounts that would be payable under “make whole” provisions customarily found in commercial lending arrangements.

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

Although our energy efficiency assets do not normally require direct governmental appropriations and instead the resulting cash flow is generally paid for out of operations and maintenance appropriations based on the energy and operating savings derived from the improved facility, a significant decline in the fiscal health, level of appropriations or budgets of government customers may make it difficult or undesirable for them to make existing payments or to enter into new energy efficiency improvement projects. Alternatively, the government may choose to provide financing or other credit support for sustainable infrastructure projects, which would negatively impact the use of private capital such as ours. This could have a material and adverse effect on the return of and return on our investments for existing projects and on our ability to originate new assets. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects. For example, an increase in money set aside for government expenditures for energy efficiency projects may reduce demand for our investments.

In addition, to the extent we make investments that involve direct appropriations funding, we will depend on approval of the necessary spending for the projects. The repayment of the investment, or the return on our asset, could be adversely affected if appropriations for any such projects are delayed or terminated.

Because our business depends to a significant extent upon relationships with key industry players, our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business.

We rely to a significant extent on our relationships with key industry players in the markets we target. We originate transactions through programmatic finance relationships with various parties, including global ESCOs. We also originate transactions with renewable energy manufacturers, developers and operators who own and operate renewable energy projects, including a number of U.S. utility companies. In addition to the net proceeds from past and future offerings, we have traditionally financed our business by accessing the securitization, syndication or other debt markets, primarily utilizing our relationships with insurance companies and commercial banks. We also rely on relationships with a variety of key financial participants, including institutional investors, senior lenders, and investment and commercial banks, as well as leading intermediaries, to complement our origination and financing activities. Our inability to maintain or develop these relationships, or the failure of these relationships to generate business opportunities, could adversely affect our business. In addition, individuals and entities with whom we have relationships are not obligated to provide us with business opportunities, and, therefore, there is no assurance that such relationships will generate business opportunities for us.

If the cost of energy generated by traditional sources of energy continues to stay at present levels or declines, demand for the projects in which we invest may decline.

Many traditional sources of energy such as coal, petroleum based fuels and natural gas can be influenced by the price of underlying or substitute commodities. While we believe the potential for rising or increasingly volatile commodity prices and inflation will spur investment in our industry, there have been, and may continue to be, decreases in such prices, which may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on traditional energy sources. For example, we believe low natural gas prices may reduce the demand for projects like renewable energy that can substitute for natural gas. Additionally, low natural gas prices can adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity the projects sell on either a forward or a spot-market basis. Technological progress in electricity generation, storage or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects as well as the value of our existing portfolio. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our investments or the price that industry participants receive for the sale of their products could adversely impact our operating results.

If the market for various types of sustainable infrastructure projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area would be adversely impacted.

The market for various types of sustainable infrastructure projects such as renewable energy projects, commercial office building energy efficiency projects and electricity storage are emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interests in existing renewable energy projects, the use of PACE financing and the use of taxable debt for state and local energy efficiency financings are emerging and the future success of these investing techniques is also uncertain. If some or all of these market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of traditional energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, the extent of government subsidies to support sustainable infrastructure and regulatory developments in the power and natural resource industries. Any changes in the markets, products, technologies or financing techniques could adversely impact the demand or financial performance for such projects and our investments.

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

Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. For example, the Department of Energy (“DOE”) has requested the Federal Energy Regulatory Commission (“FERC”) to change various policies and regulations related to the functioning of the electric markets which, if enacted, may negatively impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy. This could result in a significant reduction in the potential demand for such systems. Utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use energy efficiency and renewable energy systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.

Some projects in which we invest rely on net metering and related policies to improve project economics which if reduced could impact repayment of our investments or the return on our assets.

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

Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as renewable energy projects may be “qualifying facilities” that are exempt from regulation as public utilities by the Federal Energy Regulatory Commission, (the “FERC”) under the Federal Power Act, (the “FPA”) while certain other such projects may be subject to rate regulation by the FERC under the FPA. FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities, and can entitle such facilities to enter into PPAs with local utilities, from which the qualifying facilities benefit. Changes to these U.S. federal laws and regulations could increase the regulatory burdens and costs, and could reduce the revenue of the project. In addition, modifications to the pricing policies of utilities could require sustainable infrastructure projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects in which we invest are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any changes in the rates project owners are permitted to charge could impact the repayment of our investments, or the return on our assets.

In addition, the operation of, and electrical interconnection for, our sustainable infrastructure projects may be subject to U.S. federal, state or local interconnection and federal reliability standards, some of which are set forth in utility tariffs. These standards and tariffs specify rules, business practices and economic terms to which the projects where we invest are subject and which may impact a project’s ability to deliver the electricity it produces or transports to its end customer. The tariffs are drafted by the utilities and approved by the utilities’ state and U.S. federal regulatory commissions. These standards and tariffs change frequently and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which the projects render services to their customers.

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

The sustainable infrastructure industry, including various forms of renewable energy and PACE financings receives significant media coverage that, whether or not directly related to our business or our projects, can adversely impact our reputation and the demand for our investments. Similarly, negative publicity or public perception of the broader energy-related industries in which we operate could reduce demand for our investments and our projects’ services. Any reduction in demand for sustainable infrastructure projects or for our investments could damage our reputation or could have a material adverse effect on our results of operations and business prospects.

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

We compete against a number of parties who may provide alternatives to our investments including specialty finance companies, savings and loan associations, banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, utilities, independent power producers, project developers, pension funds, governmental bodies, public entities established to own infrastructure assets and other entities. The continued low interest rate environment and increasing investor acceptance of the sustainable infrastructure market have increased the level of competition we experience. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our sustainable infrastructure projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. In addition, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. The increase in the number and/or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return assets to decline; and (4) the market value of our interest rate swap agreements to increase. Conversely, decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity and thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return assets to increase; and (5) the market value of our interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.

Volatile market conditions could significantly and negatively impact the liquidity of our assets. Illiquid assets typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, validating third-party pricing for illiquid assets may be more subjective than more liquid assets. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises. In addition, if we are required to liquidate all or a portion of our Portfolio quickly, we may realize significantly less than the value at which we have previously recorded our assets. To the extent that we utilize leverage to finance our investments that are or become illiquid, the negative impact on us related to trying to sell assets in a short period of time for cash could be greatly exacerbated. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

We may experience a decline in the fair value of our assets.

A decline in the fair market value of available for sale securities, our receivables held-for-sale, our interest rate hedges, if any, or any other assets which we may carry at fair value in the future, may require us to reduce the value of such assets under generally accepted accounting principles in the United States (“GAAP”). In addition, all of our other financial assets are subject to an impairment assessment that could result in adjustments to their carrying values. Upon the subsequent disposition or sale of such assets, we could incur future losses or gains based on the difference between the sale price received and adjusted value of such assets as reflected on our balance sheet at the time of sale.

Some of the assets in our portfolio may be recorded at fair value and, as a result, there could be uncertainty as to the value of these assets.

Our investments are not publicly traded. The fair value of assets that are not publicly traded may not be readily determinable. As required in accordance with GAAP, we record certain of our assets at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of these assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these assets existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these assets were materially higher than the values that we ultimately realize upon their disposal. The valuation process can be particularly challenging during periods when market events make valuations of certain assets more difficult, unpredictable and volatile.

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

Many of our investments are not rated by a rating agency, which may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.

Many of our investments are not rated by any rating agency and we expect that some of the assets we originate and acquire in the future will not be rated by any rating agency. Although we focus on sustainable infrastructure projects with high credit quality obligors, we believe that some of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.

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

Our investments are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.

Our investments are subject to risks of delinquency, foreclosure and loss. In many cases, the ability of a borrower to return our invested capital and our expected return is dependent primarily upon the successful development, construction and operation of the underlying project. If the cash flow of the project is reduced, the borrower’s ability to return our capital and our expected return may be impaired. We make certain estimates regarding project cash flows or savings during the underwriting of our investment. These estimates may not prove accurate, as actual results may vary from estimates. The cash flows or cost savings of a project can be affected by, among other things: the terms of the power purchase or other use agreements used in such project; the creditworthiness of the power off-taker or project user; power prices now and in the future; the technology deployed; unanticipated expenses in the development or operation of the project and changes in national, regional, state or local economic conditions, laws and regulations; and acts of God, terrorism, social unrest and civil disturbances.

In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations and may impact the cash available for distribution to our stockholders. Many of the projects are structured as special purpose limited liability companies which limits our ability to realize any recovery to the collateral or value of the project itself. In the event of the bankruptcy of a project owner or other borrower, our investment will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our contractual rights may be unenforceable under state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

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

We make or acquire mezzanine or subordinated loans, which are loans made to project owners for sustainable infrastructure projects that are subordinate to other more senior interest or are secured by pledges of the borrower’s ownership interests in the project and/or the project owner. These mezzanine or subordinated loans may be subordinate to senior secured loans on the project or to the returns required by the investors focused on the tax attributes in a project, known as tax equity investors, but senior to the project owner’s equity. In the event a borrower defaults on a loan and lacks sufficient assets to satisfy our mezzanine or subordinated financing, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy our mezzanine or subordinated loan. In addition, mezzanine or subordinated loans are by their nature structurally subordinated to more senior project level investments, and in some cases, to tax equity investors. If a borrower defaults on our mezzanine or subordinated loan, on its obligations to the tax equity investor or on debt or other obligations senior to our loan, or if a borrower declares bankruptcy, our mezzanine or subordinated loan will be satisfied only after the project level debt or other obligations or tax equity and other senior debt is paid in full. Significant losses related to our mezzanine or subordinated loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

Some of our projects are structured as joint ventures, partnerships and securitization, syndication and consortium arrangements. Part of our strategy is to participate with other institutional investors or the project’s management in consortiums and in partnerships on various sustainable infrastructure transactions. These arrangements are driven by the magnitude of capital required to complete acquisitions and the development of sustainable infrastructure projects and other industry-wide trends that we believe will continue. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us. Joint ventures, partnerships and securitization, syndication and consortium investments generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, decisions relating to the underlying operations, including decisions relating to the management, operation and the timing and nature of any exit, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, such operations may be subject to the risk that the project owners may make business, financial or management decisions with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.

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

Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to various construction and operating delays and risks that may cause them to incur higher than expected costs or generate less than expected amounts of output such as electricity in the case of a renewable energy project. These risks include construction delays, a failure or degradation of our, our customers’ or the utilities’ equipment; an inability to find suitable equipment or parts; labor shortages; less than expected supply of a project’s source of renewable energy, such as solar insolation and wind; or a faster than expected diminishment of such supply. Further, many projects in which we invest will be subject to competitive risks and to volatility in commodity prices including the price of energy. Any extended interruption in the project’s construction or operation, any cost overrun or failure of the project for any reason to generate the expected amount of output or cash flow, could have a material adverse effect on the repayment of and the return on our assets.

Many of our assets depend on revenues from third-party contractual arrangements.

Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers, including federal, state or local governments for energy efficiency projects or utilities or other customers under PPAs. There is a risk that these customers will default under their contracts. Furthermore, the bankruptcy, insolvency or other liquidity constraints of one or more customers may reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.

Certain of our projects with contractually committed revenues or other sources of repayment under long term contracts will be subject to re-contracting risk in the future. We cannot provide assurance that these contracts can be re-negotiated once their terms expire on equally favorable terms or at all. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Revenues at some of the projects in which we invest depend on reliable and efficient metering, or other revenue collection systems, which are often specified in the contract. There is a risk that, if one or more of such projects are not able to operate and maintain the metering or other revenue collection systems in the manner expected, if the operation and maintenance costs, are greater than expected, or if the customer disputes the output of the revenue collection system, the ability of the project to repay our investments or provide a return to us on our asset could be materially and adversely affected.

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

Some of the projects in which we invest have sold their output under PPAs which expose the projects to various risks.

Some of our projects enter into PPAs when they contract to sell all or a fixed proportion of the electricity generated by the project, sometimes bundled with renewable energy credits and capacity or other environmental attributes, to a power purchaser, often a utility. PPAs are used to stabilize our revenues from that project. We are exposed to the risk that the power purchaser, who we consider an obligor, will fail to perform under a PPA or the PPA will be terminated or expire, which will lead to that project needing to sell its electricity at the then market price, which could be substantially lower than the price provided in the applicable PPA. In most instances, the project also commits to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.

Portions of the electricity our assets generate is sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources, could have a material adverse effect on our long-term business prospects, financial condition and results of operations.

Historically low prices for traditional fossil fuels, particularly natural gas, could cause demand for renewable energy to decrease or adversely affect both the price available to our projects under PPAs that the projects may enter into in the future and the price of the electricity the projects generate for sale on a spot-market basis. Low spot market power prices, if combined with other factors, could have a material adverse effect on the projects and its value and our expected returns, results of operations and cash available for distribution. Additionally, cheaper conventional fuel sources could also have a negative impact on the power prices the projects are able to negotiate upon the expiration of current PPAs. As a result, the price our projects realize in the open market could be materially and adversely affected, which could, in turn, have a material adverse effect on the project’s current and expected results of operations and cash available for distribution. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.

The ability of our assets to generate revenue from certain projects depends on having interconnection arrangements and services.

The future success of our assets will depend, in part, on their ability to maintain satisfactory interconnection agreements. If the interconnection or transmission agreement of a project is terminated for any reason, they may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the existing arrangement, or at all, or they may experience significant delays or costs in connection with securing a replacement. If a network to which one or more of the projects is connected experiences equipment or operational problems or other forms of “down time,” the affected project may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators for lost income due to down time. In addition, our projects may be exposed to a locational basis risk resulting from a difference between where the power is generated and the contracted delivery point. These factors could materially affect the ability to forecast operations on these projects, which could negatively affect our business, results of operations, financial condition and cash flow.

The generation of electric energy from renewable energy sources depends heavily on suitable meteorological conditions. If renewable conditions are unfavorable, the electricity generation, and therefore revenue from our renewable generation assets, may be substantially below our expectations.

The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our projects, including the result of changes in weather patterns (including floods, tsunamis, drought, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems, and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects.

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

Operation of the projects in which we invest involves significant risks and hazards customary to our investees that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The ongoing operation of the projects in which we invest involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane and wind, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of projects, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling fewer megawatt hours or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience equipment breakdown or non-performance by contractors or vendors.

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

The projects in which we invest often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. The rights to use the land can be obtained through freehold title, leases and other rights of use. Although we believe that the real property rights we acquire, or our projects in which we invest, have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of water, oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, our rights may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest or our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.

We own land or leasehold interests that are used by renewable energy projects. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on our underwritten returns. Moreover, many of our assets are concentrated in similar geographic locations, which subjects us to an increased risk of significant loss if any property declines in value or if we are unable to lease a property.

We own land or leasehold interests used by renewable energy projects that are concentrated in a limited number of geographic locations. One consequence of this is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases or a significant decline in the market value of any single property. Our cash flow depends in part on the ability to lease the real estate to projects or other tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:

•	lack of demand in areas where our properties are located;

•	inability to retain existing tenants and attract new tenants;

•	oversupply of space and changes in market rental rates;

•	our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;

•	defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations;

•	economic or physical decline of the areas where the properties are located; and

•	destruction from natural disasters.

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

If a tenant elects to terminate its lease prior to or upon its expiration or does not renew its lease as it expires, we may not be able to rent or sell the properties or realize our expected value. Furthermore, leases that are renewed and some new leases for properties that are re-leased, may have terms that are less economically favorable than expiring lease terms, or may require us to incur significant costs, such as lease transaction costs. In addition, negative market conditions or adverse events affecting tenants, or the industries in which they operate, may force us to sell vacant properties for less than their carrying value, which could result in impairments. Any of these events could adversely affect the value of our asset, the cash flow from operations and our ability to make distributions to stockholders and service indebtedness. A significant portion of the costs of owning property, such as real estate taxes, insurance and maintenance, are not necessarily reduced when circumstances cause a decrease in rental revenue from the properties. In a weakened financial condition, tenants may not be able to pay these costs of ownership and we may be unable to recover these operating expenses from them.

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

We invest in projects that typically rely on third parties to select, manage or provide equipment or services. Third parties may be responsible for choosing vendors, including equipment suppliers and subcontractors. Project success often depends on third parties who are capable of installing and managing projects and structuring contracts that provide appropriate protection against construction and operational risks. In many cases, in addition to contractual protections and remedies, project owners may seek guaranties, warranties and construction bonding to provide additional protection.

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

Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to acquisitions, dispositions, growth, operations, compensation, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders at any time. We may change our investment guidelines, underwriting process and our strategy at any time with the approval of our board of directors, but without the consent of our stockholders, which could result in originating assets that are different in type from, and possibly riskier than, the assets initially contemplated. In addition, our charter provides that our board of directors may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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

We contract with information technology service providers where, in part, we rely upon their systems and controls for the quality of the data provided. The inappropriate establishment and maintenance of these systems and controls could cause information that we use to operate our business to be unavailable or inaccurate and could negatively impact our financial results.

Our information technology architecture is partially outsourced. These systems and processes may be either internet based or through traditional outsourced functions and certain of these arrangements are new or emerging. When we contract with these service providers we attempt to evaluate the quality of their systems and controls before we execute the arrangement and may rely on third party reviews and audits of these service providers and attempt to implement certain processes to ensure the quality of the data received from these service providers. Because of the nature and maturity of the technology such efforts may be unsuccessful or incomplete and the unavailability of these systems or the inaccurate data provided from these service providers could negatively impact our financial results.

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

We will continue to seek to expand our business in part through future acquisitions or other similar investments.

As we grow our business, we have used, and will continue to use, acquisitions of, or other types of transactions such as equity or convertible debt investments in, companies or assets to invest in new or different projects, expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. There are a number of risks associated with these transactions and we may not achieve our goals in the transaction. Such transaction could disrupt our business, cause dilution to our stockholders and harm our business, financial condition or operating results. In addition, the time and effort involved to identify candidates and consummate such transactions may divert members of our management from the operations of our company.

Risks Relating to Regulation

We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address the financial crisis or other areas of regulatory concern, such as the Dodd—Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate the potential impacts could have a material adverse effect on the operations of our business.

Loss of our 1940 Act exemption would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends.

We conduct our operations so that we are not required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on a non-consolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exemption from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

We conduct our businesses primarily through our subsidiaries and our operations so that we comply with the 40% test. The securities issued by any wholly-owned or majority-owned subsidiaries that we hold or may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on a non-consolidated basis. Certain of our subsidiaries rely on or will rely on an exemption from registration as an investment company under the 1940 Act pursuant to Section 3(c)(5)(C) of the 1940 Act, which is available for entities which are not primarily engaged in issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates and which are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. This exemption generally requires that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets and at least 80% of each of their portfolios must be comprised of qualifying assets and real estate-related assets under the 1940 Act. Consistent with guidance published by the SEC staff, we intend to treat as qualifying assets for this purpose loans secured by projects for which the original principal amount of the loan did not exceed 100% of the value of the underlying real property portion of the collateral when the loan was made. We intend to treat as real estate-related assets non-controlling equity interests in joint ventures that own projects whose assets are primarily real property. In general, with regard to our subsidiaries relying on Section 3(c)(5)(C), we rely on other guidance published by the SEC or its staff or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying real estate assets and real estate-related assets.

In addition, one or more of our subsidiaries qualifies for an exemption from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities which are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and which are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. These exemptions generally require that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets that meet the requirements of the exemption. We intend to treat energy efficiency loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and renewable energy and other sustainable infrastructure projects or improvements as qualifying assets for purposes of these exemptions. In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(A) or (B), to rely on guidance published by the SEC or its staff, including reliance on a no-action letter obtained in connection with Sections 3(c)(5)(A) and 3(c)(5)(B) of the 1940 Act, or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets under the exemptions.

Although we monitor the portfolios of our subsidiaries relying on the Section 3(c)(5)(A), (B) or (C) exemptions periodically and prior to each acquisition, there can be no assurance that such subsidiaries will be able to maintain their exemptions. Qualification for exemptions from registration under the 1940 Act will limit our ability to make certain investments. For example, these restrictions will limit the ability of these subsidiaries to make loans that are not secured by real property or that do not represent part or all of the sales price of merchandise, insurance, and services.

There can be no assurance that the laws and regulations governing the 1940 Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing the scope of the exemption from registration under Section 3(c)(5)(C) of the 1940 Act. Any additional guidance from the SEC or its staff from this process or in other circumstances could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we or our subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company, (2) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect our business, our ability to make distributions, our financing strategy and the market price for our shares of common stock.

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

Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exemption from the 1940 Act.

If the market value or income potential of our assets changes as a result of changes in interest rates, general market conditions, government actions or other factors, we may need to adjust the portfolio mix of our real estate assets and income or liquidate our non-qualifying assets to maintain our REIT qualification or our exemption from the 1940 Act. If changes in asset values or income occur quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of the assets we may own. We may have to make decisions that we otherwise would not make absent the REIT and 1940 Act considerations.

Because we expect to distribute substantially all of our REIT taxable income to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We may need additional capital to fund our growth. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes greater than 90% but less than 100% of such REIT taxable income. Because we intend to grow our business, this limitation may require us to incur additional debt or raise additional equity at a time when it may be disadvantageous to do so. We cannot make any assurance that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. If additional funds are not available to us, we could be forced to curtail or cease new asset originations and acquisitions, which could have a material adverse effect on our business and financial condition.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with GAAP require the use of estimates, judgments and assumptions that affect the reported amounts. Different estimates, judgments and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments and assumptions are likely to occur from period to period in the future. Significant areas of accounting requiring the application of management’s judgment include, but are not limited to determining the fair value of our assets.

These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. Any charges could significantly harm our business, financial condition, results of operations and the price of our securities. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.

Risks Related to Borrowings

We use leverage in executing our business strategy, which may adversely affect the return on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.

We use leverage to finance our assets, including a credit facility or facilities, recourse and non-recourse debt as well as securitizations. In the future, our financing sources may also include other fixed and floating rate borrowings in the form of new bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements, securitizations and public and private debt issuances.

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

Borrowing rates have begun to rise above historically low levels. As any borrowing agreements we enter into mature, we may be required either to enter into new borrowings at higher rates or to sell certain of our assets. In addition, the Federal Reserve Board of Governors has indicated they intend to raise the rate at which banks lend to each other known as the federal funds rate. Any such increase is likely to increase shorter term interest rates and may lower the difference between shorter term interest rates and longer-term interest rates which would result in a flattening of the yield curve. Our credit facility has rates that adjust on a frequent basis based on prevailing short term interest rates. An increase in interest rates, or the flattening of the yield curve, would reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter term rates. This change in interest rates would adversely affect the returns on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings including repurchase agreements and warehouse facilities that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.

We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder approval.

Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage targets which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets and if the value of the pledged assets is below the value of the debt or if we default on the facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. Moreover, we have more limited experience dealing with certain types of debt financings for our assets and we may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.

We will require additional borrowings and equity raises in the future to achieve our targets.

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

We presently hold, and to the extent that we securitize loans in the future, we anticipate that we will often hold the most junior certificates or the residual value associated with a securitization. We may also establish other funds or special purpose entities, where we would hold only a partial or subordinate interest or a residual value after taking into account our non-recourse debt facilities or a right to participate in the profits of such entity once it achieves a predefined threshold. As a holder of the residual value or other such interests, we are more exposed to losses on the underlying collateral because the interest we retain in the securitization vehicle or other entity would be subordinate to the more senior notes or interests issued to investors and we would, therefore, absorb all of the losses, up to the value of our interests, sustained with respect to the underlying assets before the owners of the notes or other interests experience any losses. In addition, the inability to securitize our portfolio or assets within our portfolio could hurt our performance and our ability to grow our business.

We also use various special purpose entities to own and finance our assets. These subsidiaries incur various types of debt, which can be used to finance one or more of our assets. This debt is typically structured as non-recourse debt, which means it is repayable solely from the revenue from the investment financed by the debt and is secured by the related physical assets, major contracts, cash accounts and in some cases, a pledge of our ownership interests in the subsidiaries involved in the projects. Although this subsidiary debt is typically non-recourse to us, we make certain representations and warranties or enter into certain guaranties of our subsidiary’s obligations or covenants to the non-recourse debt holder, the breach of which may require us to make payments to the lender. We may also from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in us losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.

Our existing credit facility and debt contain, and any future financing facilities may contain, covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.

Our existing credit facility and debt contains, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our non-recourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets that secure the debt. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

The covenants and restrictions included in our existing financings do, and the covenants and restrictions to be included in any future financings may, restrict our ability to, among other things:

•	incur or guarantee additional debt;

•	make certain investments, originations or acquisitions;

•	make distributions on or repurchase or redeem capital stock;

•	engage in mergers or consolidations;

•	reduce liquidity below certain levels;

•	grant liens;

•	have a tangible net worth below a defined threshold;

•	incur operating losses for more than a specified period; and

•	enter into transactions with affiliates.

Our non-recourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financings, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. Our financing agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline and adversely affect our ability to qualify, or remain qualified, as a REIT. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail the returns on our assets.

In addition, certain of our financing arrangements contain provisions that provide for a preference in cash flow allocations to the lender from our assets or an acceleration of principal payments owed when certain conditions are present related to the underlying assets that serve as collateral for the financing. These provisions may limit our ability to obtain distributions from the underlying assets and could impact our cash flow and expected returns.

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

In repurchase transactions, we will generally sell certain of our assets to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders will be obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we will receive from the lender when we initially sell the assets to the lender is less than its value, if the lender defaults on its obligation to resell the same asset back to us we would incur a loss on the transaction equal to the differential in value at which the lender purchased the asset (assuming there was no other change in value). We would also lose money on a repurchase transaction if the value of the underlying asset has declined as of the end of the transaction term, as we would have to repurchase the assets for their initial value but would receive loans worth less than that amount. We may also be forced to sell assets at significantly depressed prices to meet margin calls, post additional collateral and maintain adequate liquidity, which could cause us to incur losses. Moreover, to the extent we are forced to sell assets at such time, given market conditions, we may be selling at the same time as others facing similar pressures, which could exacerbate a difficult market environment and which could result in our incurring significantly greater losses on our sale of such assets. In an extreme case of market duress, a market may not even be present for certain of our assets at any price. Such a situation would likely result in a rapid deterioration of our financial condition and possibly necessitate a filing for protection under the United States Bankruptcy Code (the “Bankruptcy Code”). Further, if we default on one of our obligations under a repurchase transaction, the lender will be able to terminate the transaction and cease entering into any other repurchase transactions with us. Our repurchase agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under any other of our agreements could also declare a default. If a default occurs under any of our repurchase agreements and the lenders terminate one or more of our repurchase agreements, we may need to enter into replacement repurchase agreements with different lenders. There can be no assurance that we will be successful in entering into such replacement repurchase agreements on the same terms as the repurchase agreements that were terminated or at all. Any losses we incur on our repurchase transactions could adversely affect our earnings and thus our cash available for distribution to our stockholders. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreement without delay, which could ultimately reduce the amounts we could otherwise recover.

Risks Related to Hedging

We, or the projects in which we invest, enter into hedging transactions that could expose us to contingent liabilities in the future and adversely impact our financial condition.

Subject to maintaining our qualification as a REIT, part of our strategy, or the strategy of the projects in which we invest, involves entering into hedging transactions that could require us to fund cash payments in certain circumstances (e.g., the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our, or the project’s, financial statements, and our, or the project’s, ability to fund these obligations will depend on the liquidity of our, or the project’s, assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

We have limited experience hedging the interest rate, credit or commodity risk of our assets and liabilities and such hedging, if any, may adversely affect our results of operations.

We have limited experience hedging the interest rate, credit or commodity risk of our assets and liabilities. However, we have entered into interest rate hedges for certain of our liabilities and as part of our strategy, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates, credit or commodity prices. Our hedging activity will vary in scope based on the level and volatility of interest rates, credit risk of our counterparties or the underlying commodity, our types of assets and liabilities and other changing market conditions. Interest rate, credit, or commodity hedging may fail to protect or could adversely affect us because, among other things:

•	our hedging strategies may be poorly designed or improperly executed as a result of from our limited experience hedging the interest rate, credit or commodity risk;

•	interest rate, credit or commodity hedging can be expensive, particularly during periods of rising and volatile interest rates, market conditions or commodity prices;

•	available interest rate, credit or commodity hedges may not correspond directly with the interest rate, credit or commodity risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or exposure;

•	the amount of income that a REIT may earn from certain hedging transactions (other than through taxable REIT subsidiaries, or “TRSs”), to offset interest rate losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay; and

•	our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

In addition, over-the-counter hedges entered into to hedge interest rates, credit risk or commodity prices involve risk since they often are not traded on regulated exchanges or cleared through a central counterparty. We would remain exposed to our counterparty’s ability to perform on its obligations under each hedge and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of the hedge, we would not receive payments due under that hedge, we may lose any unrealized gain associated with the hedge and the hedged liability would cease to be hedged. While we would seek to terminate the relevant hedge transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant hedge on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the hedge if the counterparty becomes insolvent or files for bankruptcy.

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

In addition, the Dodd-Frank Act requires certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike over-the-counter swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps compared to over-the-counter swaps. Our over-the-counter hedges with swap dealers became subject to margin regulations promulgated by U.S. regulators on March 1, 2017, which regulations increased the required margin, and the cost to us of over-the-counter swaps. The margin requirements for both cleared and uncleared swaps also limit eligible margin to cash and specified types of securities, which may further increase the costs of hedging and induce us to change or reduce the use of hedging transactions. The margin regulations generally do not apply to any over-the-counter swaps that were entered into prior to the effective date of such regulations.

In addition, the projects in which we invest, may enter into various forms of hedging including interest rate and power price hedging. To the extent they enter into such hedges, the financial results of the project will be exposed to similar risks as described above which could adversely impact our results of operations.

If we choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results may be impacted because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

We may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions. We may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the Accounting Standards Codification (“ASC”) Topic 815 definition of a derivative (such as short sales), we fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or the hedge relationship is not highly effective. If we fail to qualify for, or choose not to pursue, hedge accounting treatment, our operating results may be impacted because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Risks Related to Our Common Stock

There can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount and make it difficult for holders of our common stock to sell their shares.

Our common stock is listed on the New York Stock Exchange (“NYSE”). However, there can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;

•	changes in the mix of our investment products and services, including the level of securitizations or fee income in any quarter;

•	actual or perceived conflicts of interest with individuals, including our executives;

•	our ability to arrange financing for projects;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	seasonality in construction and demand for our investments;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the sustainable infrastructure industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we may incur in the future;

•	commodity price changes;

•	interest rate changes;

•	additions to or departures of our key personnel;

•	speculation or negative publicity in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, and would result in increased interest expenses on our debt;

•	changes in governmental policies, regulations or laws;

•	failure to qualify, or maintain our qualification, as a REIT or failure to maintain our exemption from registration as an investment company under the 1940 Act;

•	price and volume fluctuations in the stock market generally; and

•	general market and economic conditions, including the current state of the credit and capital markets.

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

We cannot assure you of our ability to make distributions in the future. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, raise additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to qualify, and maintain our qualification, as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our taxable income. In the event that our board of directors authorizes distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.

Our ability to make distributions may be adversely affected by a number of factors. Therefore, although we anticipate making quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, raise additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. If we raise additional equity, our stock price could be materially and adversely affected. Our board of directors will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt covenants, maintenance of our REIT qualification, applicable provisions of the MGCL and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the cash flow we receive from our assets, including those subject to non-recourse debt; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income, subject to a deduction equal to 20% of the amount of such dividends for taxable years beginning in 2018 and ending in 2025, which generally reduces the effective U.S. federal income tax rate applicable to such dividends. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable income, but has the effect of reducing the basis of a stockholder’s investment in shares of our common stock.

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

Our success depends, to a significant extent, on the continued services of our senior management team. We have entered into employment agreements with certain members of our senior management team that provide for a fixed term of employment. Notwithstanding these agreements, there can be no assurance that any or all of these members of our senior management team will remain employed by us. We do not maintain key person life insurance on any of our officers other than two policies we maintain for Mr. Eckel under which we are a named beneficiary in the amount of approximately $3 million. The loss of services of one or more members of our senior management team could harm our business and our prospects.

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

The “control share” provisions of the MGCL provide that, subject to certain exemptions, a holder of “control shares” of a Maryland corporation (defined as shares which, when aggregated with all other shares controlled by the stockholder (except solely by virtue of a revocable proxy), entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) has no voting rights with respect to such shares except to the extent approved by our stockholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our directors who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our capital stock, the outstanding shares of any class or series of our preferred stock or the outstanding shares of our common stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of directors has established exemptions from these ownership limits that permit certain institutional investors and their clients to hold shares of our common stock in excess of these ownership limits.

We are subject to financial reporting and other requirements for our accounting, internal audit and other management systems and resources and the failure to comply with such requirements may adversely effect our business, operating results and stock price.

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and, our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and may cause us to incur significant expenses. We may need to continue to upgrade our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. We believe that we currently have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

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

In August of 2016, the Treasury Department and the IRS published regulations which we refer to as the Real Property Regulations relating to the definition of “real property” for purposes of the REIT income and asset tests which apply to us with respect to our taxable years beginning after December 31, 2016. Among other things, the Real Property Regulations provide that an obligation secured by a structural component of a building or other inherently permanent structure qualifies as a real estate asset for REIT qualification purposes only if such obligation is also secured by a real property interest in the inherently permanent structure served by such structural component. This aspect of the Real Property Regulations has important implications for our qualification as a REIT since a significant portion of our REIT qualifying assets consists of receivables that are secured by liens on installed structural improvements designed to improve the energy efficiency of buildings and a significant portion of our REIT qualifying gross income is interest income earned with respect to such receivables.

The structural improvements securing our receivables generally qualify as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing our receivables are integrated into and serve the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inure to us as a result of our receivables are sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficient and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building need not be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases which support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore remains uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that our receivables meet the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.

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

If the IRS were to assert that a significant portion of our receivables do not qualify as real estate assets and do not generate income treated as interest income from mortgages on real property, we would fail to satisfy both the gross income requirements and asset requirements applicable to REITs. If this were to occur, we would be required to restructure the manner in which we receive such income and we may realize significant income that does not qualify for the REIT 75% gross income test, which could cause us to fail to qualify as a REIT.

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

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets. The remainder of our investment in securities (other than government securities and REIT qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, securities of a TRS and securities that are qualifying real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

In addition, differences in timing between the recognition of taxable income, our GAAP income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on debt securities or interests in debt securities before we receive any payments of interest or principal on such assets, and there may be timing differences in the accrual of such interest and discount income for tax purposes and for GAAP purposes.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to: (i) sell assets in adverse market conditions, (ii) raise debt or equity on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even though we qualify as a REIT, we may face tax liabilities that reduce our cash flow.

Even though we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, any TRSs we own will be subject to U.S. federal, state and local corporate income or franchise taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRSs. Any taxes paid by such TRSs would decrease the cash available for distribution to our stockholders.

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

To the extent we acquire debt investments in the secondary market for less than their face amount, the amount of such discount will generally be treated as “market discount” for U.S. federal income tax purposes. Market discount is generally accrued on the basis of a constant yield to maturity of a debt investment. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, unless we elect to include accrued market discount in income as it accrues. Principal payments on certain loans are made monthly, and consequently accrued market discount may have to be included in income each month as if the debt investment was assured of ultimately being collected in full. If we collect less on the debt investment than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Similarly, some of the debt investments that we acquire may have been issued with an original issue discount. We will generally be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt investments will be made. If such debt investments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. In addition, in the event that any debt investments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt investment are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter. Although we do not presently intend to, we may, in the future, acquire debt investments that are subsequently modified by agreement with the borrower. If such amendments are “significant modifications” under the applicable Treasury Regulations, we may be required to recognize taxable income as a result of such amendments. Finally, we may be required under the terms of indebtedness that we incur with private lenders to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders.

The newly enacted TCJA implements various changes to the U.S. federal income tax laws that will impact the taxation of us and our shareholders. Among these changes, the TCJA generally accelerates our accrual for U.S. federal income tax purposes of certain items of income to the extent that we would otherwise recognize such items of income for U.S. federal income tax purposes later than we would report such items on our financial statements. This provision of the TCJA could increase our taxable income in certain taxable years, which could impact our ability to satisfy the REIT distribution requirements. In addition, this provision of the TCJA may override many of the U.S. federal income tax rules relating to the timing of income inclusions, including such rules that are discussed elsewhere herein.

The interest apportionment rules under Treasury Regulation Section 1.856-5(c) provide that, if a loan is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property securing the loan based on a fraction, the numerator of which is the value of such real property, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. If a mortgage loan is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage loan, the mortgage loan is treated as secured solely by real property for this purpose. IRS Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal. The interest apportionment regulations apply only if the loan in question is secured by both real property and other property and the value of personal property securing the mortgage exceeds 15% of the aggregate value of the property securing the mortgage.

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

A REIT may own up to 100% of the stock of one or more TRSs. Subject to certain exemptions, a TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRSs will pay U.S. federal, state and local income or franchise tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us, unless necessary to maintain our REIT qualification. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.

The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs are generally not eligible for the reduced rates and therefore may be subject to a 37% maximum U.S. federal income tax rate (for taxable years beginning in 2018 through taxable years ending in 2025) on ordinary income. Beginning in 2018 (and through taxable years ending in 2025), the TCJA permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including shares of our common stock.

The tax on prohibited transactions limits our ability to engage in certain types of transactions, including certain methods of securitizing loans, which would be treated as sales for U.S. federal income tax purposes.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate exposure will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (A) hedges interest rate risk on liabilities used to carry or acquire real estate assets or certain other specified types of risk, or (B) hedges an instrument described in clause (A) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or the limits on our use of hedging techniques could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.

Legislative, regulatory or administrative changes could adversely affect us.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

The newly enacted TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “U.S. Federal Income Tax Legislation.”

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2017, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NYSE under the symbol “HASI.” On February 20, 2018, the last sales price for our common stock on the NYSE was $20.99 per share. The following table presents the high and low sales prices per share of our common stock during each calendar quarter for the years indicated:

2017	High	Low	Dividends
October 1, 2017 through December 31, 2017	$25.28	$22.30	$0.33
July 1, 2017 through September 30, 2017	24.60	22.28	0.33
April 1, 2017 through June 30, 2017	24.66	19.52	0.33
January 1, 2017 through March 31, 2017	20.78	18.02	0.33

2016	High	Low	Dividends
October 1, 2016 through December 31, 2016	$23.36	$18.38	$0.33
July 1, 2016 through September 30, 2016	25.21	20.56	0.30
April 1, 2016 through June 30, 2016	21.60	18.25	0.30
January 1, 2016 through March 31, 2016	19.34	15.69	0.30

Holders

As of February 20, 2018, we had 139 registered holders of our common stock. The 139 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.

Dividends

We intend to make regular quarterly distributions to holders of our common stock. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See Item 1A, Risk Factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 of the audited financial statements in this Form 10-K for details of our dividends declared in 2017 and 2016.

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the SNL Finance REIT Index, and the Dow

Jones Utility Average which are peer group indexes from April 18, 2013 (our first day of trading on the NYSE) to December 31, 2017. The graph assumes that $100 was invested at closing on April 18, 2013, in our shares of common stock, the S&P 500 Index, and the peer group indexes and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Company or Index	04/18/13	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$126.51	$137.59	$193.74	$206.61	$277.51
S&P 500 Index	100.00	121.73	138.39	140.31	157.09	191.38
SNL Finance REIT Index (1)	100.00	84.25	96.48	88.47	108.98	127.16
Dow Jones Utility Average	100.00	96.99	126.71	122.83	145.16	164.54

Source: S&P Global Market Intelligence, a division of S&P Global

(1)	As of January 2, 2018, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust, Inc.; AGNC Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Blackstone Mortgage Trust, Inc.; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; CV Holdings, Inc.; CYS Investments, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Five Oaks Investment Corp.; Granite Point Mortgage Trust, Inc.; Great Ajax Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Invesco Mortgage Capital Inc.; JER Investors Trust Inc.; Jernigan Capital Inc.; KKR Real Estate Finance Trust, Inc.; Ladder Capital Corp.; MFA Financial, Inc.; MTGE Investment Corp.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Orchid Island Capital, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Redwood Trust, Inc.; Resource Capital Corp.; Sachem Capital Corp.; Starwood Property Trust, Inc.; Sutherland Asset Management Corporation; TPG RE Finance Trust, Inc.; Two Harbors Investment Corp.; and Western Asset Mortgage Capital Corporation.

Securities Authorized For Issuance Under Equity Compensation Plans

In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (the “2013 Plan”) to provide equity based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2013 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, restricted stock units, phantom shares, dividend equivalent rights, long term incentive plan (“LTIP”) units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and long-term incentive-plan units (“LTIP units”), into shares of common stock).

On October 31, 2017, the compensation committee of our board of directors approved a modification to the terms of the performance based restricted stock units granted under our 2013 Plan. Restricted stock units represent the right to receive shares of our common stock at vesting. Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. The award earned is generally between 0% and 200% of the initial target, depending on the extent to which the performance target is met. Upon the occurrence of a change of control, all unvested restricted stock units will vest as of the date of the change of control, with this change to the vesting terms applying to grants made in 2017 and future grants.

As of December 31, 2017, we have approximately 1.9 million shares of our restricted common stock and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.

The following table presents certain information about our equity compensation plan as of December 31, 2017:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,635,094
Equity compensation plans not approved by stockholders	—

Total	1,635,094

(1)	The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock and assuming restricted stock units vest at 200%)) at the time of the award. As of December 31, 2017, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2017, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. No OP units were exchanged for shares of common stock during the year ended December 31, 2017. The price paid per share is based on the price of our common stock as of the date of the withholding. The table below summarizes all of our repurchases of common stock during 2017.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 2017	2,332	$18.28	N/A	N/A
February 2017	351	19.92	N/A	N/A
March 2017	22,701	19.82	N/A	N/A
April 2017	52,185	21.35	N/A	N/A
August 2017	734	23.25	N/A	N/A
November 2017	2,970	23.56	N/A	N/A
December 2017	396	23.95	N/A	N/A

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data on a historical basis for the Company for the last five calendar years. To the extent any of the financial data included in this Form 10-K is from a period prior to the consummation of our IPO, such financial data is that of the Predecessor. The financial data for the Predecessor for such periods do not reflect the material changes to the business as a result of the capital raised in the IPO including the broadened types of projects undertaken, the enhanced financial structuring flexibility and the ability to retain a larger share of the economics from the origination activities. Accordingly, the financial data for the Predecessor is not necessarily indicative of our company’s results of operations, cash flows or financial position following the completion of the IPO. The following financial information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and related notes thereto. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in millions, except share and per share data)
Total revenue, net of provision	$106	$81	$59	$45	$13
Total expenses	(96)	(72)	(51)	(35)	(26)
Income (loss) from equity method investments	22	6	—	—	—
Income tax (expense) benefit	(1)	—	—	—	—

Net income (loss)	$31	$15	$8	$10	$(13)

Net income (loss) attributable to controlling stockholders	$31	$15	$8	$10	$(10)

Balance sheet data (at period end):
Equity method investments	$523	$363	$319	$144	$—
Government receivables	519	526	401	284	303
Commercial receivables	473	516	383	269	45
Receivables held-for-sale	19	—	60	62	25
Real estate (1)	341	172	156	114	—
Investments (2)	151	58	29	27	95
Total assets	2,250	1,746	1,470	1,009	571
Non-recourse debt	1,211	692	664	319	260
Convertible notes	148	—	—	—	—
Credit facility	70	283	247	316	77
Total liabilities	1,607	1,172	1,038	735	420
Total equity	643	574	432	274	151
Per share data:
Basic and diluted earnings per share	$0.57	$0.32	$0.21	$0.43	$(0.68)
Dividends declared	$1.32	$1.23	$1.08	$0.92	$0.42
Weighted average shares outstanding—basic and diluted	50,361,672	40,290,717	30,761,151	20,656,826	15,716,250
Managed assets (3)	$4,736	$3,933	$3,188	$2,609	$2,086

(1)	Includes real estate intangible assets.
(2)	The December 31, 2013 balance includes investments held-to-maturity.
(3)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Managed Assets for information on managed assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

Overview

We provide capital and services focused on reducing climate changing greenhouse gas emissions (“GHG” or carbon emissions) as well as mitigating the impact of, or increasing resiliency to, climate change. We focus primarily on the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing capital in assets or projects that generate long-term, recurring and predictable cash flows or cost savings from proven technologies. We also provide services to the various partners and counterparties in the markets where we invest.

Our investments take various forms including preferred and common equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management.

We are internally managed, and our management team has extensive relevant industry knowledge and experience, dating back more than 30 years. We have long-standing relationships with the leading ESCOs, manufacturers, project developers, utilities, owners and operators. Our origination strategy is to use these relationships to generate recurring, programmatic investment and fee generating opportunities. Additionally, we have relationships with the leading banks, investment banks, and institutional investors from which we receive additional investment and fee generating opportunities.

We completed approximately $1.0 billion of transactions during 2017, compared to approximately $1.1 billion during 2016. As of December 31, 2017, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As of December 31, 2017, we managed approximately $2.7 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2017, we manage approximately $4.7 billion of assets, which we refer to as our managed assets.

We use borrowings as part of our strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures.

See Item 1, Business for a further discussion of our business, investing strategy, and financing strategy.

Market Conditions

We believe that the sustainable infrastructure markets in which we invest, and overall investment in climate change solutions, will continue to develop despite the recent national policies focused on reducing or eliminating various environment and greenhouse gas (“GHG”) or carbon emissions regulations. Despite these national level policy changes, there continues to be interest by state and local governments to investing in, and implement policies to encourage private sector funded investment in, sustainable infrastructure focused on climate change. For example, in the renewable energy markets, much of the U.S. energy policy is implemented at the state level where we continue to see support for the use of renewable energy in many states to address concerns on the long-term environmental impact to our society, to develop a sustainable environment and, in many cases, to encourage jobs creation and economic growth. Along with these policies, there has been an increase in corporate commitments to utilizing renewable energy and other forms of sustainable infrastructure. As discussed below, we believe that the development of projects in our markets help to achieve these goals and thus may benefit from these policies.

In addition to a focus on reducing the amount of carbon emissions, we are seeing an increasing focus on adaptation to weather events, including those as a result of climate change. For example, an increasing amount of our energy efficiency projects include a focus on energy resiliency or assuring a reliable source of energy despite weather or other events which disrupt traditional sources.

Longer term, we believe that the sustainable infrastructure markets we serve are in the midst of a prolonged expansion fueled principally by the following macro-economic and geopolitical trends:

•	global climate change caused by man-made GHG emissions;

•	governmental policies that seek to address global climate change and other environmental issues;

•	the environmental and social policies of large corporations and companies;

•	the demand for domestic investment in infrastructure and job creation;

•	volatile commodity prices;

•	national security risks associated with energy procurement that threaten energy supply; and

•	fiscal challenges and budgetary constraints facing U.S. federal, state and local governments.

According to the U.S. National Aeronautics and Space Administration (NASA), there is a decades-long warming trend around the globe with 17 of the 18 warmest years since 1880 having now occurred since 2001 and a scientific consensus among 97% of publishing climate scientists that climate-warming trends over the past century are very likely due to human activities. A 2018 American Meteorological Society report links various extreme weather events to climate change. According to U.S. National Oceanic and Atmospheric Administration, there have been 58 disaster events in the United States from 2013 to 2017 with an estimated individual cost of greater than $1 billion and an aggregate estimated cost of over $400 billion.

Additionally, a joint study was prepared by the International Renewable Energy Agency (“IRENA”) and the International Energy Agency (“IEA”) titled Perspectives for the Energy Transition: Investment Needs for a Low-Carbon Energy Transition, estimated that 76% of total worldwide estimated carbon emission reduction by 2050 would be achieved from energy efficiency and renewable energy investments. The study estimated that over $100 trillion dollars could be spent globally on energy efficiency and renewable energy over the next 35 years while increasing overall GDP growth.

Both state and local governmental agencies and other organizations are responding to the ability of renewable energy and energy efficiency to address climate change. State governmental agencies are responding to the potential risks of climate change through the implementation of renewable portfolio standards (“RPS”) as well as energy reduction targets such as energy efficiency resource standards (“EERS”). According to the National Conference of State Legislatures, as of August, 2017, there were 29 states that have RPS policies and according to the Energy Information Administration (“EIA”), as of July 2017, 24 states have EERS policies with many states recently increasing their targets in both of these programs. Corporate organizations are also addressing the concern of climate change through their own corporate policies, including increased commitments to the use of energy from renewable sources.

Renewable energy solutions continue to benefit from reduced costs which will further increase the appeal. The U.S. Department of Energy (DOE) has projected that the levelized cost of wind and solar entering service in 2022 will be equal to or lower than the cost of a new gas plant. This represents a decline in the estimated cost of wind and solar of over 40% from a similar 2014 estimate.

The energy efficiency markets in which we participate are based upon the building owner obtaining an appropriate return from realized energy savings above the cost of the energy efficiency investment. Energy efficiency technology continues to improve resulting in increased savings that is expected to increase energy efficiency investments. The EIA estimates that residential and commercial buildings use approximately 40% of U.S. energy usage. Lighting represents approximately 10% of energy consumption in commercial buildings and cost-effective solutions like light emitting diode (“LED”) lighting utilize approximately 75% less energy than traditional incandescent bulbs according to a 2017 DOE Report. Similarly, a May 2017 DOE report prepared by Pacific Northwest National Laboratory, Impacts of Commercial Building Controls on Energy Savings and Peak Load Reduction, estimated that a package of energy efficiency measures could reduce energy usage by approximately 29% or the equivalent of the power used by approximately 12 to 15 million people.

The Federal Energy Savings Performance Contracts (ESPCs) are an example of a public private partnership that eliminate the need for a federal agency to find appropriated funds to replace, operate, and maintain energy-using equipment while providing multiple benefits, including saving taxpayer dollars from energy savings, improving conditions for federal workers and service men and women and creating private sector jobs. In total, according to the DOE website, the federal government has identified, as of February 2018, approximately $8.5 billion of energy conservation measures that could be implemented at existing U.S. federal buildings. In addition, federal agencies, including the U.S. Department of Defense (DoD) are focused on increased adoption of energy efficiency improvements and on-site renewable energy generation to improve energy resiliency.

Despite these positive trends, there have been certain national governmental actions that could have downward pressure on the renewable energy market, such as the potential repeal of the clean power plan (“CPP”), a proposed rule introduced by the EPA under the prior presidential administration and intended to establish GHG emissions guidelines for existing U.S. power plants, the tariff on solar imports in the Section 201 solar trade case (“201”), the withdrawal of the U.S. from the Paris Climate Accords (the “Accords”), and changes to certain provisions of the tax code through the TCJA.

In October 2017, the U.S. Environmental Protection Agency (“EPA”) announced a proposal to repeal the CPP. The proposal to repeal the CPP is subject to an ongoing review and comment period, and any repeal of the proposed rule will likely be subject to further litigation. In regards to 201, the International Trade Commission (“ITC”) was petitioned in May 2017 regarding a trade case for relief on certain types of solar panel imports and was asked to remedy the issue through a tariff and minimum import price. In January 2018, the presidential administration approved a 30% tariff (which will phase out over a four year period) on certain solar cells and modules. Solar developers have been planning for the potential implementation of a tariff and have taken various measures to mitigate the economic impact on the solar industry. Additionally, in June 2017, President Trump announced that the U.S. would withdraw from the Accords, an agreement among approximately 200 foreign countries to commit to focus on climate change mitigation, adaptation and finance.

There were changes to certain provisions of the tax code in the TCJA. The changes that could impact the renewable energy market include the reduction in the corporate tax rate as well as a minimum tax on organizations with foreign operations referred to as the base erosion anti-abuse tax (“BEAT”). This minimum tax may limit the value of renewable energy tax credits for organizations. The results of CPP, 201, withdrawal from the Accords, and the TCJA could cause a short-term reduction in growth in the U.S. renewable energy markets, however, we believe that the growth will continue given the strength in the other factors that are increasing demand.

While we believe that the long-term growth prospects for our business remain positive, there is the potential for financial market and commodity price volatility and interest rate movements that may impact the markets we serve. The President and the Republican led Congress has indicated a desire to reduce or eliminate many of the regulations such as the Dodd Frank Act that were put in place after the financial crisis. The continued low interest rate environment and increasing investor acceptance of the sustainable infrastructure market has increased the level of competition we experience. In addition, the Federal Reserve Board of Governors has indicated they intend to continue to raise the rate at which banks lend to each other known as the federal funds rate and have implemented four rate increases equal to 1.0% since December 2016.

As described in “— Factors Impacting our Operating Results—Changes in Market Interest Rates and Liquidity,” on the asset side, rising rates and any widening of spreads will increase the returns from new investments we make, which we believe will have a positive impact on our overall Portfolio yield. On the liability side, any such increase is likely to increase shorter term interest rates and may lower the difference between shorter term interest rates and longer-term interest rates which would result in a flattening of the yield curve. In response to concerns over rising interest rates, we have increased our level of fixed rate debt and plan to continue to broaden our sources of debt over the next one to three years.

According to DOE data, the average annual Henry Hub natural gas prices decreased by approximately 30% from 2014 to 2017. Wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the country and thus lower natural gas prices have negatively impacted, and are expected to continue to negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot prices. As described in more detail in “—Factors Impacting our Operating Results—Commodity Prices” below, we attempt to mitigate our exposure to commodity price volatility by focusing on projects with contracted revenues and by negotiating certain structural protections such as preferred return as well as our on-going active asset management and portfolio monitoring. We also seek to manage credit risk that might arise from commodity price declines thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and on-going active asset management and portfolio monitoring. In addition, we do not generally lend to individual companies but instead focus on projects or portfolios of assets which are typically held in special purpose entities.

Notwithstanding the near-term concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business in the face of these conditions. Historically, attractive risk-adjusted returns were available in a higher interest rate environment rather than lower. As a long-term participant committed to providing capital for sustainable infrastructure, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.

Factors Impacting our Operating Results

We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act.

Portfolio Size

The size of our Portfolio will be a key revenue driver. Generally, as the size of our Portfolio on our balance sheet grows the amount of our investment revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to equity method investment activity, the income or loss from such investments will not be included in revenue but are reflected on a separate line in our income statement and will vary over time. In addition, we may decide for any particular asset that we should securitize or otherwise sell a portion, or all, of the asset, which would result in gain on sale of receivables and investments or fee income as described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our investment revenue.

Income from Securitization, Syndication and Other Services

We will also earn gain on sale of receivables and investments or fee income by securitizing or selling all or a portion of our transactions and by servicing the securitization financings we arrange. For transactions that we securitize to a non-consolidated trust, we recognize a gain on securitization of the receivables. The gain may be comprised of both cash received and a retained interest in securitization assets. We may also recognize additional income such as servicing fees from these securitization assets over the life of the asset.

In many cases, we arrange the securitization of the loan or other asset prior to originating the transaction and thus have avoided exposure to credit spread and interest rate risks that are typically associated with traditional capital markets conduit transactions. In these cases, we avoid funding risks for these financings or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.

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

The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of our originated assets we decide to transfer to other investors. We view this revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of fee income will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the potential income from a securitization or syndication, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exemption from registration under the 1940 Act.

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to continue to increase, as our strategy increasingly includes mezzanine debt, real estate and equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

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

Changes in Market Interest Rates and Liquidity

Interest rates and prepayment speeds vary according to the type of asset, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may over time cause: (1) an increase in the returns we receive from new investments we make, but will also likely cause project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments and services; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return investments to decline; and (4) the market value of interest rate swap agreements to increase, to the extent we, or the projects to which we provide capital, enter into such agreements as part of a hedging strategy. Conversely, decreases in interest rates, in general, may over time cause: (1) a decrease in the returns we receive from new investments we make , but will also likely cause project owners to be more interested in borrowing or raising equity and thus increase the demand for investments and services; (2) prepayments on our investments, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return investments to increase; and (5) the market value of interest rate swap agreements to decrease, to the extent we, or the projects to which we provide capital, enter into such agreements as part of our hedging strategy. We are, and will, in the future, be subject to changes in market interest rates for any new floating rate assets and credit facilities, including our existing credit facility, master repurchase agreement and the refinancing of our fixed rated debt. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. In addition, our ability to receive protection against prepayments, which occur in a declining interest rate environment, including through the use of make-whole payments, will vary according to type of investment and obligor. Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the 1940 Act, we may, from time to time, utilize derivative financial instruments to hedge interest rate risk. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile.

We continue to work to expand our liquidity and access to the debt and securitization markets. As a result, we entered into a number of debt or securitization transactions with new lenders or institutional investors in 2016 and 2017, and completed our first unsecured debt transaction in 2017 through a convertible debt issuance.

Commodity Prices

When we make investments in a project that act as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as low natural gas prices continue or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

We believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects such as renewable energy that may be a substitute for natural gas. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.

Government Policies

We make investments in renewable energy projects that typically depend in part on various federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in, and the use of, sustainable infrastructure. Policies and incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced in the future), tax deductions, bonus depreciation, federal grants and loan guarantees, and energy market regulations. The value of tax credits, deductions and incentives may be impacted by changes in tax laws rates or regulations, including as a result of the TCJA.

Incentives provided by state and local governments may include a RPS, which specify the portion of the power utilized by local utilities that must be derived from renewable energy sources as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as PACE. Additionally, certain states have implemented feed-in tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments.

Governmental agencies, commercial entities and developers of sustainable infrastructure projects frequently depend on these policies and incentives to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from our investments may decline, which could harm our business.

U.S. Federal Income Tax Legislation

The TCJA, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA could impact us and our stockholders, beginning in 2018, including the following:

•	Reduced tax rates - the highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own our stock are permitted to deduct up to 20% of dividends received from us (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that we are required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from our sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•	Net operating losses - we and our TRSs may not use net operating losses generated beginning in 2018 to offset more than 80% of our or our TRSs’ taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•	Limitation on interest deductions - the amount of net interest expense that certain taxpayers, including us and our TRSs, may deduct for a taxable year is limited to the sum of (i) the taxpayer’s business interest income for the taxable year, and (ii) 30% of the taxpayer’s “adjusted taxable income” for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization (“EBITDA”); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes (“EBIT”).

•	Alternative Minimum Tax - the corporate alternative minimum tax is eliminated.

•	Income accrual - we and our TRSs are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on our financial statements. As discussed above, earlier recognition of income for U.S. federal income tax purposes could impact our ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having “original issue discount” for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

•	Tax credits - the TCJA modifies the availability and the use by certain taxpayers of certain tax credits for investments in certain wind, solar, and other renewable energy assets.

Prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use including areas that involve the use of significant estimates. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. See Note 2 of the audited financial statements in this Form 10-K for further details on our accounting policies.

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

Consolidation and Equity Method Investments

We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment and make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities assets, liabilities and related activity in our financial statements. Refer to discussion below relating to consolidation considerations for the securitization of receivables. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements of this Form 10-K.

For those transactions not consolidated, we determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income. We further discuss our process for applying this method of income allocations in Note 2 of the audited financial statements of this Form 10-K.

Government and Commercial Receivables

Government and commercial receivables (“receivables”) include sustainable infrastructure project loans and receivables that have not been securitized. These receivables are separately presented in our balance sheet given the differing nature of the credit risk related to these assets. In evaluating the accounting for our receivables we make certain judgments related to whether each transaction should be classified as a receivable that is held-to-maturity or held-for-sale. As our strategy includes holding a large portion of our transactions on our balance sheet, most of our receivables will be classified as held-to-maturity. If we have decided to sell a receivable or have agreed upon the terms with an investor to purchase one of our receivables, we would classify the receivable as held-for-sale. If any of our receivables are classified as held-for-sale, the asset would be reported at the lower of our amortized cost or fair value with any changes in value below our costs recorded in the income statement. We evaluate our receivables on at least a quarterly basis, and more frequently when economic or other conditions warrant such an evaluation, for potential delinquencies or other events that may indicate a potential impairment of the receivable. If an asset is determined to be impaired, any impairment charges would be recorded in the income statement and reduce our net income. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements in this Form 10-K.

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

Investments

Our investments are comprised of debt securities in sustainable infrastructure projects. We evaluate our loan or other debt transactions to determine if they have been issued in the form of a debt security, in which case, we classify the transaction as an investment instead of a loan. Because we periodically have sold some of these investments, we treat them as available-for-sale debt securities that are carried at fair value based on current interest rates and spreads and with any change in value recorded as a component of accumulated other comprehensive income (“AOCI”). We evaluate these investments for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. If we would conclude that any of our investments had an OTTI, we would record an impairment charge in the income statement and reduce our net income. We further discuss our process for evaluating this judgment in Note 2 of the audited financial statements in this Form 10-K.

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in these transactions it would be treated as a secured borrowing rather than a sale in our financial statements. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements of this Form 10-K.

Results of Operations

We provide capital and services focused on reducing climate changing greenhouse gas emissions (“GHG” or carbon emissions) as well as mitigating the impact of, or increasing resiliency to, climate change. We focus primarily on the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing capital in assets or projects that generate long-term, recurring and predictable cash flows or cost savings from proven technologies. We also provide services to the various partners and counterparties in the markets where we invest. We manage our business as a single portfolio and report all of our activities as one business segment. We completed approximately $972 million of transactions during 2017, compared to approximately $1,064 million during 2016. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio.” As of December 31, 2017, our Portfolio was approximately $2.0 billion as compared to approximately $1.6 billion as of December 31, 2016.

Portfolio

Our Portfolio totaled approximately $2.0 billion as of December 31, 2017, and included approximately $0.5 billion of energy efficiency, approximately $1.4 billion of renewable energy (wind and solar) and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 25% of our Portfolio are equity investments in renewable energy related projects and approximately 18% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of over 175 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 12 years as of December 31, 2017.

Our Portfolio included the following as of December 31, 2017:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.

The table below provides details on the interest rate and maturity of our debt investments as of December 31, 2017:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates of less than 5.00% per annum	$427	2018 to 2046
Fixed-rate receivables, interest rates from 5.01% to 6.50% per annum	389	2018 to 2046
Fixed-rate receivables, interest rates greater than 6.50% per annum	177	2018 to 2069

Total receivables	993
Allowance for credit losses	—

Total receivables, net of allowance	993
Fixed-rate receivables held-for-sale, interest rates from 5.19% to 5.90%	19	2018 to 2043
Fixed-rate investments, interest rates of less than 5.00% per annum	138	2019 to 2040
Fixed-rate investments, interest rates from 5.01% to 6.50% per annum	13	2031 to 2048

Total debt investments	$1,163

The table below presents, for each major category of our Portfolio and the related interest-bearing liabilities, the average outstanding balances, investment income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in total revenue and thus we have excluded our equity method investments and the related earnings and interest expense from these calculations. Our net investment margin represents the difference between the interest and rental income generated by our Portfolio and the interest expense, divided by our average Portfolio balance.

	Years Ended December 31,
	2017	2016	2015
	(dollars in millions)
Interest income, receivables	$57	$48	$37
Average monthly balance of receivables	$1,062	$858	$703
Average interest rate from receivables	5.3%	5.6%	5.3%
Interest income, investments	$5	$2	$2
Average monthly balance of investments	$122	$44	$28
Average interest rate from investments	4.2%	4.1%	5.3%
Rental income	$20	$12	$9
Average monthly balance of real estate	$284	$163	$140
Average yield on real estate	7.0%	7.3%	6.5%
Average monthly balance of Portfolio	$1,468	$1,064	$871
Average yield from Portfolio	5.6%	5.8%	5.5%
Investment interest expense (1)	$49	$31	$20
Average monthly balance of debt (1)	$1,079	$719	$571
Average interest rate from debt (1)	4.6%	4.3%	3.4%
Average interest spread (1)	1.0%	1.5%	2.1%
Net investment margin (1)	2.2%	2.9%	3.3%

(1)	Excludes the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2017:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (1)	$993	$29	$145	$275	$544
Investments	151	5	78	18	50

(1)	Does not include receivables held-for-sale of $19 million.

See Note 6 of our audited financial statements in this Form 10-K for information as of December 31, 2017 on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.

For information on our residual assets relating to our securitization trusts, see Note 5 of our audited financial statements in this Form 10-K. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2046.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Years ended December 31,		$ Change	% Change
	2017	2016
	(dollars in millions)
Revenue
Interest income, receivables	$57	$48	$9	19%
Interest income, investments	5	2	3	150%
Rental income	20	12	8	67%
Gain on sale of receivables and investments	21	17	4	24%
Fee income	3	2	1	50%

Total revenue	106	81	25	31%
Expenses
Interest expense	65	45	20	44%
Compensation and benefits	20	19	1	5%
General and administrative	11	8	3	38%

Total expenses	96	72	24	33%

Income before equity method investments	10	9	1	11%
Income (loss) from equity method investments	22	6	16	267%

Income (loss) before income taxes	32	15	17	113%
Income tax (expense) benefit	(1)	—	(1)	NM

Net income (loss)	$31	$15	$16	107%

NM—Percentage change is not meaningful.

•	Net income increased by approximately $16 million as a result of a $25 million increase in total revenue and $16 million increase in income from equity method investments, partially offset by a $24 million increase in total expenses, including a $20 million increase in interest expense, and a $1 million income tax expense. These results do not include the Non-GAAP core earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest income, receivables increased by $9 million due to an approximately $200 million increase in the average receivables balance in our Portfolio as compared to 2016, offsetting a slight decrease in the average yield from 5.6% to 5.3%. Rental income grew by $8 million due to an approximately $120 million increase in the average real estate balance in our Portfolio as compared to 2016. Gain on sale of receivables and investments grew by $4 million due primarily to an increase in securitization margins and related fees.

•	The increase in revenue was offset by $20 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher fixed rate debt amounts outstanding during the year ended December 31, 2017, when compared to the same period in 2016.

•	Compensation and benefits increased by $1 million due to higher staffing costs and general and administrative costs increased by approximately $3 million primarily due to additional transaction specific costs, professional services fees, and other administrative costs.

•	The $16 million increase in income from equity method investments is primarily driven by new equity investments in 2017 as well as increased income from existing investments as a result of tax attributes realized primarily by our co-investors. Income tax expense increased by $1 million due to this higher income from our equity method investments held in our TRSs. See the Non-GAAP Financial Measures section below for more information.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

	Years ended December 31		$ Change	% Change
	2016	2015
	(dollars in millions)
Revenue
Interest income, receivables	$48	$37	$11	30%
Interest income, investments	2	2	—	—%
Rental income	12	9	3	33%
Gain on sale of receivables and investments	17	9	8	89%
Fee income	2	2	—	—%

Total revenue	81	59	22	37%
Expenses
Interest expense	45	27	18	67%
Compensation and benefits	19	17	2	12%
General and administrative	8	7	1	14%

Total expenses	72	51	21	41%

Income before equity method investments	9	8	1	13%
Income (loss) from equity method investments	6	—	6	NM

Income (loss) before income taxes	15	8	7	88%
Income tax (expense) benefit	—	—	—	NM

Net income (loss)	$15	$8	$7	88%

NM—Percentage change is not meaningful.

•	Net income increased by approximately $7 million as a result of a $22 million increase in total revenue and $6 million increase in income from equity method investments, partially offset by a $21 million increase in total expenses, including an $18 million increase in interest expense. These results do not include the Non-GAAP core earnings adjustment related to our equity method investments, which is discussed in the Non-GAAP Financial Measures section below.

•	Interest income, receivables increased by $11 million due to an approximately $155 million increase in the average receivables balance in our Portfolio as compared to 2015 and an increase in the average yield to 5.6% from 5.3%. Rental income grew by $3 million due to an approximately $23 million increase in the average real estate balance in our Portfolio as compared to 2015. Gain on sale of receivables and investments grew by $8 million due primarily to an increase in securitization activity.

•	The increase in revenue was offset by $18 million of higher interest expense due to an increase in the average outstanding balance of our debt and higher fixed rate debt amounts outstanding during the year ended December 31, 2016, when compared to the same period in 2015.

•	Compensation and benefits increased by $2 million due to higher staffing costs and general and administrative costs increased by approximately $1 million primarily due to higher public company related costs.

•	The $6 million increase in income from equity method investments is primarily driven by certain equity investments being outstanding for a full year 2016 as opposed to 2015. See the Non-GAAP Financial Measures section below for more information.

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

Certain of our equity method investments in renewable energy projects are structured using typical partnership “flip” structures where we, along with any other institutional investors, if any, receive a pre-negotiated preferred return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the renewable energy company, which operates the project, receives more of the cash flows through its equity interests while we, and any other institutional investors, retain an ongoing residual interest. We typically negotiate the purchase prices of our equity investments, which have a finite expected life, based on our assessment of the expected cash flows we will receive from these projects discounted back to the net present value, based on a target investment rate, with the expected cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.

Under GAAP, we account for these investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss are also impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations.

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

For the year ended December 31, 2017, we recognized $22.3 million in income under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $42.7 million for core earnings as discussed above to reflect our return on capital from these investments for the year ended December 31, 2017. This compares to the collected cash distributions from these equity method investments of approximately $89.7 million for the year ended December 31, 2017, with the difference between core earnings and cash collected representing a return of capital.

For the year ended December 31, 2016, we recognized $6.1 million in income under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $30.5 million for core earnings as discussed above to reflect our return on capital from these investments for the year ended December 31, 2016. This compares to the collected cash distributions from these equity method investments of approximately $55.8 million for the year ended December 31, 2016, with the difference between core earnings and cash collected representing a return of capital.

For the year ended December 31, 2015, we recognized a $0.1 million loss under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $13.3 million for core earnings as discussed above to reflect our return on capital from these investments for the year ended December 31, 2015. This compares to the collected cash distributions from these equity method investments of approximately $25.3 million for the year ended December 31, 2015, with the difference between core earnings and cash collected representing a return of capital.

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

We have calculated our core earnings for the years ended December 31, 2017, 2016 and 2015. The table below provides a reconciliation of our GAAP net income to core earnings:

	For the Years Ended December 31,
	2017		2016		2015
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders	$30,856	$0.57	$14,652	$0.32	$7,958	$0.21
Core earnings adjustments
Reverse GAAP income from equity method investments	(22,289)		(6,110)		98
Add back core equity method investments earnings	42,707		30,491		13,307
Non-cash equity-based compensation charges	11,304		10,054		10,641
Amortization of intangibles	2,622		1,338		1,382
Non-cash provision (benefit) for taxes	756		—		46
Current year earnings attributable to non-controlling interest	179		104		76

Core earnings (1)	$66,135	$1.27	$50,529	$1.20	$33,508	$1.04

(1)	Core earnings per share is based on 52,231,030 shares, 41,940,480 shares and 32,310,395 shares for the years ended December 31, 2017, 2016 and 2015, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

Managed Assets

As we both consolidate assets on our balance sheet and securitize investments, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized receivables are not sold. We believe that our managed asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with the portfolio of receivables and investments reported on our consolidated balance sheet and our residual assets in securitized receivables. Our non-GAAP managed assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP Portfolio to our managed assets as of December 31, 2017, 2016, and 2015:

	As of December 31,
	2017	2016	2015
	(dollars in millions)
Equity method investments	$523	$363	$319
Government receivables (1)	535	526	461
Commercial receivables (2)	477	516	383
Real estate	341	172	156
Investments	151	58	29
Assets held in securitization trusts	2,709	2,298	1,840

Managed assets	$4,736	$3,933	$3,188

Credit losses as a percentage of assets under management	0.0%	0.0%	0.0%

(1)	Includes receivables held-for-sale of $16 million and $60 million in 2017 and 2015, respectively.
(2)	Includes receivables held-for-sale of $3 million in 2017.

Other Financial Measures

The following are certain financial measures for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
	2017	2016	2015
Return on assets	1.5%	0.9%	0.6%
Return on equity	5.1%	2.9%	2.3%
Average equity to average total assets ratio	30.5%	31.3%	28.5%

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make investments in sustainable infrastructure, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments through the use of non-recourse or recourse debt, equity and may finance transactions through the use of off-balance sheet securitization structures.

In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum cumulative advances of $700 million. Since that time, we have entered into a number of amendments, including in June 2017, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of December 31, 2017, we have used $70 million of the $500 million of borrowing capacity and have utilized approximately $1.2 billion of the maximum cumulative advances of $1.5 billion.

As of December 31, 2017, we had approximately $1.2 billion of non-recourse borrowings. We repaid in October 2017 the remaining balance of a borrowing with an initial principal of $102 million (“Term Loan”), which was re-financed with new non-recourse debt (“HASI SYB Trust 2017-1”). HASI SYB Trust 2017-1 had gross proceeds of approximately $164 million, with an anticipated maturity in 2042 and has an interest rate of 3.86%. Additionally we re-financed $71 million of non-recourse debt (“HASI SYB Loan Agreement 2015-1”)

with a floating interest rate at the time of refinancing of 4.65% with new non-recourse debt (“2017 Credit Agreement”) of $196 million with an anticipated maturity date of 2023 and a fixed interest rate of 4.12%. We also had new non-recourse borrowings of $134 million (“HASI ECON 101 Trust”) with an anticipated maturity in 2041 and an interest rate of 3.57%, as well as a borrowing (“HASI SYB Trust 2016-2”) of $84 million with an anticipated maturity in 2037 and an interest rate of 4.35%.

In August 2017, we issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. See Note 8 for further discussion on the issuance of the convertible notes.

We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of December 31, 2017, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.7 billion.

Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. For further information on the credit facility, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-K.

During the year ended December 31, 2017, we issued approximately 1.6 million shares and raised approximately $35 million under our “at-the-market” equity distribution programs, or our ATM programs. In August 2017, we established a new ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $150 million of our common stock. In addition, in March 2017, we raised $64 million of common equity through a public offering. For additional information related to our equity raises see Note 11 to our financial statements of this Form 10-K.

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

The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.2 to 1 as of December 31, 2017, which is below our leverage target of 2.5 to 1. We will continue to evaluate the appropriate level of debt and may, over time, add additional debt which would allow us to achieve our targeted levels. Our percentage of fixed rate debt was approximately 92% as of December 31, 2017, which is above the high end our targeted fixed rate debt percentage range of approximately 60% to 85%, in anticipation of a trend to higher interest rates.

The calculation of our fixed-rate debt and leverage as of December 31, 2017 and 2016 is shown in the chart below:

	December 31, 2017	% of Total	December 31, 2016	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$110	8%	$320	33%
Fixed-rate debt	1,318	92%	655	67%

Total debt (1)	$1,428	100%	$975	100%

Equity	$643		$574
Leverage	2.2 to 1		1.7 to 1

(1)	Floating-rate borrowings include borrowings under our floating-rate credit facility and approximately $40 million and approximately $37 million of non-recourse debt with floating rate exposure as of December 31, 2017 and December 31, 2016, respectively. Approximately $32 million of the 2017 floating rate exposure is hedged beginning in 2019. Fixed-rate debt includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet (where the collateral is typically borrowings with U.S. government obligors).

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

While we generally intend to hold our target assets that we do not securitize upon acquisition as long term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. The timing and impact of future sales of receivables and investments, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our financing sources.

We believe these identified sources of liquidity in addition to our cash on hand will be adequate for purposes of meeting our short term and long-term liquidity needs, which include funding future investments, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.

Sources and Uses of Cash

We had approximately $118 million, $59 million and $79 million of unrestricted cash, cash equivalents, and restricted cash as of December 31, 2017, 2016 and 2015, respectively.

Cash Flows Relating to Operating Activities

Net cash provided by operating activities was approximately $12 million for the year ended December 31, 2017, driven primarily by net income of $31 million and adjustments for noncash items of $24 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by $29 million in non-cash items related to the sale of receivables (including the change in receivables held-for-sale), a net adjustment related to our equity method investments of $8 million and other operating cash net outflows of $6 million.

Net cash provided by operating activities was approximately $57 million for the year ended December 31, 2016, driven primarily by net income of $15 million, impact from the sale of receivables (including the change in receivables held-for-sale) and investments of $33 million, and adjustments for noncash items of $19 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by net changes in accounts payable and accrued expenses and other of $10 million.

Net cash provided by operating activities was approximately $19 million for the year ended December 31, 2015, driven primarily by net income of $8 million, impact from the sale of receivables (including the change in receivables held-for-sale) and investments of $4 million, and adjustments for noncash items of $15 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by changes in accounts payable and accrued expenses and other of $8 million.

Cash Flows Relating to Investing Activities

Net cash used in investing activities was approximately $298 million for the year ended December 31, 2017. We used $133 million to purchase receivables and investments, $171 million to purchase real estate, cash of $233 million for additional equity investments in renewable energy projects, and $23 million for other cash outflows. We collected cash from principal payments on our receivables and investments of $102 million. In addition, we received $85 million from the sale of receivables and investments and cash distributions not reflected in operating activities from our investment in our renewable energy projects of $75 million.

Net cash used in investing activities was approximately $191 million for the year ended December 31, 2016. We used $332 million to purchase receivables and investments, $18 million to purchase real estate, and net cash of $61 million for additional renewable energy projects, and $1 million for other cash outflows. We collected cash from principal payments on our receivables and investments of $118 million. In addition, we received $54 million from the sale of receivables and investments and cash distributions not reflected in operating activities from our investment in our renewable energy projects of $49 million.

Net cash used in investing activities was approximately $349 million for the year ended December 31, 2015. We used $324 million to purchase receivables and investments, $43 million to purchase real estate, and net cash of $200 million for additional renewable energy projects. We collected cash from principal payments on our receivables and investments of $79 million. In addition, we received $114 million from the sale of receivables and investments and cash distributions from our investment in our renewable energy projects of $25 million.

Cash Flows Relating to Financing Activities

Net cash provided by financing activities was approximately $345 million for the year ended December 31, 2017. This includes credit facility and non-recourse debt borrowings of $912 million, convertible debt proceeds of $150 million, and net proceeds of $97 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and non-recourse debts totaling $720 million, the payment of dividends and distributions to our stockholders and OP unit holders of $68 million, and other cash outflows of $26 million.

Net cash provided by financing activities was approximately $114 million for the year ended December 31, 2016. This includes credit facility and non-recourse debt borrowings of $406 million and net proceeds of $177 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and non-recourse debts totaling $407 million, the payment of dividends and distributions to our stockholders and OP unit holders of $49 million, and a change in other cash outflows of $13 million.

Net cash provided by financing activities was approximately $340 million for the year ended December 31, 2015. This includes credit facility and non-recourse debt borrowings of $714 million and net proceeds of

$180 million from the sale of our common stock. These cash inflows were partially offset by payments to reduce our borrowings under the credit facility, deferred funding obligations, and non-recourse debts totaling $506 million, the payment of dividends and distributions to our stockholders and OP unit holders of $32 million, a change in other cash outflows of $17 million.

Contractual Obligations and Commitments

The following table provides a summary of our contractual obligations as of December 31, 2017:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in millions)
Non-recourse debt (1)	$1,238	$66	$328	$180	$664
Interest on non-recourse debt (1)	387	50	96	64	177
Credit facility	70	—	70	—	—
Interest on credit facility (2)	3	2	1	—	—
Convertible notes (3)	150	—	—	150	—
Interest on convertible notes	31	6	12	13	—
Deferred funding obligations	153	97	51	5	—
Deferred funding obligations interest	2	1	1	—	—
Operating lease obligations	6	1	1	1	3

Total	$2,040	$223	$560	$413	$844

(1)	Our non-recourse debt is secured by the assets that were financed with no recourse to our general assets and excludes the $27 million of unamortized debt issuance costs. Debt service, in the majority of the cases, is equal to or less than the value of the assets. Interest is calculated based on the interest rate in effect at December 31, 2017 including the effect of interest rate hedges as applicable. Interest paid on these obligations was $38 million and $30 million for the years ended December 31, 2017 and 2016, respectively.
(2)	Interest is calculated based on the interest rate in effect at December 31, 2017, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facility. Interest paid on credit facilities was $9 million and $8 million for the years ended December 31, 2017 and 2016 respectively.
(3)	Excludes $5 million of unamortized debt issuance costs. No interest payments were made on convertible notes in 2017.

Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $45 million as of December 31, 2017, that may be at risk in the event of defaults in our securitization trusts and breaches of limited representations, warranties and covenants regarding our activities with regard to certain of our interests, we have not guaranteed any obligations of nonconsolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements included in this Form 10-K.

Dividends

U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pay tax at regular corporate rates (21% for taxable years beginning in 2018) to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, or our declared distribution we could be required to sell assets, borrow funds, or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRSs.

To the extent that we generate taxable income, distributions to our stockholders generally will be taxable as ordinary income, although all or a portion of such distributions may be designated by us as a qualified dividend or capital gain. Beginning in 2018 (and through taxable years ending in 2025), the TCJA permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. In the event we make distributions to our stockholders in excess of our taxable income, the excess will constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

The dividends declared in 2017 and 2016 are described under Note 11 of the audited financial statements in this Form 10-K.

Book Value Considerations

As of December 31, 2017, we carried only our investments, interest rate swaps and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of December 31, 2017, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.

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

Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to increase, as our strategy increasingly includes mezzanine debt, real estate or equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 of our financial statements included in this Form 10-K.

Interest Rate and Borrowing Risks

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facility, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of match funded or fixed rate financing structures, when appropriate, whereby we seek (1) to match the maturities of our debt obligations with the maturities of our assets, (2) to borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) to match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.

Typically, our long-term debt is at fixed rates or we have used interest rate hedges that convert the majority of the floating rate debt to fixed rate. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-K for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates. We carry our interest rate hedges at fair value in our balance sheet as described in Note 8 to our financial statements in this Form 10-K.

Our credit facility contains variable rate loans with approximately $70 million outstanding as of December 31, 2017 and we have approximately $40 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $110 million in variable rate borrowings by $0.1 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.

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

Commodity Price Risk

When we make debt or equity investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. As we increase the amount of our investment in renewable energy projects, our exposure to commodity price risk will increase as well. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.

Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long term PPAs, to the extent that the projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as low natural gas prices continue or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.

We believe the current low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects such as renewable energy that may be a substitute for natural gas. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1983.

Tysons, Virginia

February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 23, 2018

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2017	December 31, 2016
Assets
Equity method investments	$522,615	$363,297
Government receivables	519,485	526,481
Commercial receivables	473,452	515,756
Receivables held-for-sale	19,081	—
Real estate	340,824	172,257
Investments	151,209	58,058
Cash and cash equivalents	57,274	29,428
Other assets	166,232	80,610

Total Assets	$2,250,172	$1,745,887

Liabilities and Stockholders’ Equity
Liabilities
Accounts payable, accrued expenses and other	$25,645	$25,219
Deferred funding obligations	153,308	170,892
Credit facility	69,922	283,346
Non-recourse debt (secured by assets of $1,545 million and $864 million, respectively)	1,210,861	692,091
Convertible notes	147,655	—

Total Liabilities	1,607,391	1,171,548

Stockholders’ Equity
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 51,665,449 and 46,493,155 shares issued and outstanding, respectively	517	465
Additional paid in capital	770,983	663,744
Accumulated deficit	(131,251)	(92,213)
Accumulated other comprehensive income (loss)	(1,065)	(1,388)
Non-controlling interest	3,597	3,731

Total Stockholders’ Equity	642,781	574,339

Total Liabilities and Stockholders’ Equity	$2,250,172	$1,745,887

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2017	2016	2015
Revenue
Interest income, receivables	$56,734	$48,202	$37,404
Interest income, investments	5,079	1,822	1,493
Rental income	19,831	11,933	9,107
Gain on sale of receivables and investments	20,956	17,425	9,224
Fee income	2,973	1,816	1,451

Total revenue	105,573	81,198	58,679
Expenses
Interest expense	65,472	45,241	26,385
Compensation and benefits	19,708	18,877	16,788
General and administrative	10,762	8,293	7,256

Total expenses	95,942	72,411	50,429

Income before equity method investments	9,631	8,787	8,250
Income (loss) from equity method investments	22,289	6,110	(98)

Income before income taxes	31,920	14,897	8,152

Income tax (expense) benefit	(885)	(141)	(118)

Net income (loss)	31,035	14,756	8,034

Net income (loss) attributable to non-controlling interest holders	179	104	76

Net income (loss) attributable to controlling stockholders	$30,856	$14,652	$7,958

Basic earnings per common share	$0.57	$0.32	$0.21

Diluted earnings per common share	$0.57	$0.32	$0.21

Weighted average common shares outstanding—basic	50,361,672	40,290,717	30,761,151
Weighted average common shares outstanding—diluted	50,361,672	40,290,717	30,761,151

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2017	2016	2015
Net income (loss)	$31,035	$14,756	$8,034
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $0.1 million, $0.0 million and $0.2 million in 2017, 2016, and 2015 respectively	1,275	(828)	(1,712)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $0.0 million in 2017, 2016, and 2015	(1,233)	1,348	(621)

Comprehensive income (loss)	31,077	15,276	5,701
Less: Comprehensive income (loss) attributable to non-controlling interest holders	178	107	54

Comprehensive income (loss) attributable to controlling stockholders	$30,899	$15,169	$5,647

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2014	26,377	$264	$293,635	$(25,006)	$406	$4,743	$274,042
Net income				7,958		76	8,034
Unrealized gain (loss) on securities					(1,696)	(16)	(1,712)
Unrealized gain (loss) on derivatives					(615)	(6)	(621)
Issued shares of common stock	10,350	104	181,259				181,363
Equity-based compensation			8,680			83	8,763
Issuance (repurchase) of vested equity-based compensation shares	238	2	(929)				(927)
Redemption of OP units	46		(214)			(662)	(876)
Dividends and distributions				(35,653)		(307)	(35,960)

Balance at December 31, 2015	37,011	$370	$482,431	$(52,701)	$(1,905)	$3,911	$432,106
Net income				14,652		104	14,756
Unrealized gain (loss) on securities					(822)	(6)	(828)
Unrealized gain (loss) on derivatives					1,339	9	1,348
Issued shares of common stock	9,096	91	176,148				176,239
Equity-based compensation			11,644	(750)		64	10,958
Issuance (repurchase) of vested equity-based compensation shares	386	4	(6,479)				(6,475)
Dividends and distributions				(53,414)		(351)	(53,765)

Balance at December 31, 2016	46,493	$465	$663,744	$(92,213)	$(1,388)	$3,731	$574,339
Net income				30,856		179	31,035
Unrealized gain (loss) on securities					1,269	6	1,275
Unrealized gain (loss) on derivatives					(1,226)	(7)	(1,233)
Impact of adoption of ASU 2017-12				(280)	280		—
Issued shares of common stock	5,023	50	97,886				97,936
Equity-based compensation			11,065			64	11,129
Issuance (repurchase) of vested equity-based compensation shares	149	2	(1,712)				(1,710)
Dividends and distributions				(69,614)		(376)	(69,990)

Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$31,035	$14,756	$8,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,171	7,658	3,950
Equity-based compensation	11,304	10,054	10,641
Equity method investments	(7,746)	781	98
Non-cash gain on securitization	(28,915)	(10,912)	(3,873)
Gain on sale of receivables and investments	2,137	(2,015)	(3,120)
Changes in receivables held-for-sale	(3,338)	46,204	11,002
Changes in accounts payable and accrued expenses	(327)	3,312	(1,029)
Other	(5,604)	(12,983)	(7,184)

Net cash provided by operating activities	11,717	56,855	18,519

Cash flows from investing activities
Equity method investments	(232,811)	(60,774)	(200,271)
Equity method distributions received	75,114	48,870	25,307
Proceeds from sales of equity method investments	6,044	—	—
Purchases of receivables	(111,161)	(300,511)	(289,906)
Principal collections from receivables	98,482	116,432	70,093
Proceeds from sales of receivables	78,857	39,978	92,456
Purchases of real estate	(170,982)	(17,693)	(42,913)
Purchases of investments	(22,115)	(31,335)	(33,648)
Principal collections from investments	3,733	1,768	8,919
Proceeds from sales of investments	—	13,914	21,995
Funding of escrow accounts	(37,613)	—	—
Withdrawal from escrow accounts	15,986	—	——
Other	(1,414)	(1,280)	(1,078)

Net cash used in investing activities	(297,880)	(190,631)	(349,046)

Cash flows from financing activities
Proceeds from credit facilities	302,612	307,900	308,086
Principal payments on credit facilities	(515,777)	(271,968)	(376,455)
Proceeds from non-recourse debt	609,332	97,660	405,765
Principal payments on non-recourse debt	(79,459)	(69,097)	(46,602)
Proceeds from issuance of convertible notes	150,000	—	—
Payments on deferred funding obligations	(124,785)	(65,741)	(82,838)
Net proceeds of common stock issuances	96,899	177,294	180,486
Payments of dividends and distributions	(68,234)	(49,481)	(31,591)
Other	(25,392)	(12,863)	(17,250)

Net cash provided by financing activities	345,196	113,704	339,601

Increase (decrease) in cash, cash equivalents, and restricted cash	59,033	(20,072)	9,074
Cash, cash equivalents, and restricted cash at beginning of period	59,144	79,216	70,142

Cash, cash equivalents, and restricted cash at end of period	$118,177	$59,144	$79,216

Interest paid	$48,865	$37,858	$24,111
Non-cash changes in deferred funding obligations (financing activity)	107,283	127,630	103,049
Non-cash changes in non-recourse debt (financing activity)	(5,959)	—	—
Non-cash changes in receivables and investments (investing activity)	(85,933)	(142,551)	(85,457)
Non-cash changes in residual assets (investing activity)	(28,777)	(10,912)	(3,873)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1. The Company

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) provides capital and services focused on reducing climate changing greenhouse gas emissions (“GHG” or carbon emissions) as well as mitigating the impact of, or increasing resiliency to, climate change. We focus primarily on the energy efficiency, renewable energy and sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing capital in assets or projects that generate long-term, recurring and predictable cash flows or cost savings from proven technologies. We also provide services to the various partners and counterparties in the markets where we invest.

The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.

We finance our business through cash on hand, borrowings under credit facilities and debt transactions, various asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with investing in sustainable infrastructure receivables for specific long term contracts.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a Real Estate Investment Trust (“REIT”) and also intend to operate our business in a manner that will continue to permit us to maintain our exemption from registration as an investment company under the 1940 Act, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.

2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.

Following the guidance for non-controlling interests in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation, references in this report to our earnings per share and our net income and stockholders’ equity attributable to common stockholders do not include amounts attributable to non-controlling interests.

Consolidation and Equity Method Investments

We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810, Consolidation and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments which are not consolidated in our financial statements as described in Securitization of Receivables below.

Substantially all of the activities of the special purpose entities that are formed for the purpose of holding our government and commercial receivables and investments on our balance sheet are closely associated with our activities. Based on our assessment, we determined that we have power over and receive the benefits of these special purpose entities; hence, we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.

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

These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary. Our maximum exposure to loss associated with our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. Because certain of the LLC agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the end and the beginning of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Intracompany gains and losses are eliminated for an amount equal to our interest and are reflected in our share of income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which is classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.

We have also made an investment in a joint venture which holds land under solar projects that we have determined to be a voting interest entity. This investment entitles us to receive an equal percentage of both cash distributions and profit and loss under the terms of the LLC operating agreement. The investment is accounted for under the equity method of accounting with our portion of income being recognized in income (loss) from equity method investments in the period in which the income is earned.

We evaluate on a quarterly basis whether our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Government and Commercial Receivables

Government and commercial receivables (“receivables”), include energy efficiency and renewable energy project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried, unless deemed impaired, at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows, otherwise the net purchases and proceeds are classified as investing activities. Interest collected is classified as an operating activity in our consolidated statements of cash flows. We may secure debt with the proceeds from our receivables.

We evaluate our receivables for potential delinquency or impairment on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.

A receivable is also considered impaired as of the date when, based on current information and events, it is determined that it is probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our receivables are secured by energy efficiency and renewable energy infrastructure projects. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. We consider a number of qualitative and quantitative factors in our assessment, including, as appropriate, a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

If a receivable is considered to be impaired, we will determine if an allowance should be recorded. We will record an allowance if the present value of expected future cash flows discounted at the receivable’s contractual effective rate is less than its carrying value. This estimate of cash flows may include the currently estimated fair market value of the collateral less estimated selling costs if repayment is expected solely from the collateral. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts.

Real Estate

Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses related to leases where we are the lessor, if any, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.

We typically record our real estate purchases as asset acquisitions that are recorded at cost, including acquisition and closing costs. When we record our real estate purchases as asset acquisitions we allocate our cost to each tangible and intangible asset acquired on a relative fair value basis.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is typically determined by management based on appraisals by a qualified appraiser. In determining the fair value of the identified intangibles of an acquired property, above-market and below-market in-place lease values are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods likely of being exercised by the lessee.

The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income, both of which are amortized over the term used to value the intangible. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential income lost if the leases were not in place. The amortization of this intangible occurs over the initial term unless management believes that it is likely that the tenant would exercise the renewal option, in which case the amortization would extend through the renewal period. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.

Investments

Investments are debt securities that meet the criteria of ASC 320, Investments—Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to have an OTTI, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. Our initial investment and principal repayments of these investments are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.

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

Securitization of Receivables

We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or investments. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810, Consolidation. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, under GAAP, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.

We account for transfers of receivables or investments to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing, when we have concluded the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. We have received true-sale-at-law opinions for all of our securitization trust structures and non-consolidation legal opinions for all but one legacy securitization trust structure that support our conclusion regarding the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.

Gain or loss on the sale of receivables is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the receivables sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved. Cash flows related to our securitizations at origination are classified as operating activities in our consolidated statements of cash flows.

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

Our other retained interest in securitized assets, the residual assets, are accounted for as available-for-sale securities and carried at fair value on the consolidated balance sheets in other assets. We generally do not sell our residual assets. Our residual assets are evaluated for impairment on a quarterly basis. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in the expected cash flows related to the residual assets, we calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.

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

Convertible Notes

In August 2017, we issued convertible senior notes that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging. Under ASC 815, issuers of certain convertible debt instruments are generally required to separately account for the conversion option of the convertible debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since this conversion option is both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion option. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows.

Derivative Financial Instruments

We utilize derivative financial instruments, primarily interest rate swaps, to manage, or hedge, our interest rate risk exposures associated with new debt issuances, to manage our exposure to fluctuations in interest rates on variable rate debt, and to optimize the mix of our fixed and floating-rate debt. In addition, we use forward-starting interest rate swap contracts to manage a portion of our interest rate exposure for anticipated financing or refinancing of our long-term debts. Our objective is to reduce the impact of changes in interest rates on our results of operations and cash flows. The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized asset position) or accounts payable, accrued expenses and other (if in an unrealized liability position) and in net unrealized gains and losses in AOCI. The cash settlements of our interest rate swaps are classified as operating activities in our consolidated statements of cash flows.

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

We account for income taxes under ASC 740, Income Taxes for our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We account for changes in tax law in the period in which the law is enacted. Refer to Note 10 for discussion on our considerations of the impacts of the Tax Cuts and Jobs Act (H.R. 1, the “TCJA”).

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

Segment Reporting

We make equity and debt investments for sustainable infrastructure projects. We manage our business as a single portfolio and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or modified retrospective transition method. The mandatory effective date for us is on January 1, 2018. The adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements and related disclosures as the majority of our sources of revenue, e.g., investments in receivables, debt and equity securities, land leasing, and the securitization of receivables are not within the scope of the new standard. Upon adoption of the new standard, we will elect the modified retrospective transition method.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, an identified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities at any time. As of the date of this filing, lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, and may apply certain practical expedients to transition. If elected, these practical expedients would allow us to continue to use our previous lease classification conclusions and continue to classify the leases that exist at the date of adoption based on their pre-existing classification. However, there are certain proposed changes being considered that may allow for a cumulative adjustment recorded in the year of adoption in lieu of restating prior periods for the impact of the new guidance. The changes in guidance could result in a different accounting treatment for certain of our operating leases as lessors of real estate. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

Derivatives and Hedging

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new standard requires that entities record hedge ineffectiveness related to cash flow hedges in AOCI rather than in current period earnings. It also provides for other simplifications of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted in any interim period after issuance of the update. The effect of the adoption should be shown as of the beginning of the fiscal year of adoption, with the amended presentation and disclosure guidance required only prospectively. We have adopted this standard in the year ended December 31, 2017, and the adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

Other accounting standards updates issued before Feb. 23, 2018 and effective after December 31, 2017, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3. Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2017 and December 31, 2016, only our residual assets, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3—Unobservable inputs are used when little or no market data is available.

The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair value for our Level 2 and Level 3 measurements is measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our convertible notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value.

	As of December 31, 2017
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$519	$519	Level 3
Commercial receivables	464	473	Level 3
Receivables held-for-sale	20	19	Level 3
Investments (1)	151	151	Level 3
Securitization residual assets (2)	45	45	Level 3
Liabilities
Credit facility	$70	$70	Level 3
Non-recourse debt (3)	1,239	1,238	Level 3
Convertible notes (3)	156	152	Level 2

(1)	The amortized cost of our investments as of December 31, 2017, was $153 million.
(2)	Included in other assets on the consolidated balance sheet.
(3)	Fair value and carrying value excludes unamortized debt issuance costs.

	As of December 31, 2016
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables (1)	$517	$526	Level 3
Commercial receivables (1)	500	516	Level 3
Investments (2)	58	58	Level 3
Securitization residual assets(3)	19	19	Level 3
Derivative assets	1	1	Level 2
Liabilities
Credit facility	$283	$283	Level 3
Non-recourse debt (4)	718	709	Level 3

(1)	There were no receivables held-for-sale as of December 31, 2016.
(2)	The amortized cost of our investments as of December 31, 2016, was $61 million.
(3)	Included in other assets on the consolidated balance sheet.
(4)	Fair value and carrying value excludes unamortized debt issuance costs.

Investments

The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2017	2016
	(in millions)
Balance, beginning of period	$58	$29
Purchases of investments	78	45
Payments on investments	(3)	(1)
Transfers to investments (1)	17	—
Sale of investments	—	(14)
Gains on investments recorded in earnings	—	1
Unrealized gains (losses) on investments recorded in OCI (2)	1	(2)

Balance, end of Period	$151	$58

(1)	In 2017, certain receivables on our balance sheet became securities and thus we classify them as investments available for sale.
(2)	As of December 31, 2017 and 2016, approximately $46 million and $10 million of investments that we held for more than 12 months was in an unrealized loss position of approximately $2 million and $1 million, respectively, due to interest rate movements. We have the intent and ability to hold these investments until a recovery of fair value.

For investments held at fair value, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions.

Interest Rate Swap Agreements

The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) in the consolidated balance sheets.

Non-recurring Fair Value Measurements

Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.

Concentration of Credit Risk

Government and commercial receivables, investments and leases consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor. As described above, we do not believe we have a significant credit exposure to our interest rate swap providers. We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2017	2016
	(in millions)
Cash deposits	$57	$29
Restricted cash deposits (included in other assets)	61	30

Total cash deposits	$118	$59

Amount of cash deposits in excess of amounts federally insured	$116	$57

4. Non-Controlling Interest

Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represents less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged for shares of common stock or redeemed for cash during the years ended December 31, 2017 or 2016. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5. Securitization of Receivables

The following summarizes certain transactions with our securitization trusts:

	As of and for the year ended December 31,
	2017	2016	2015
	(in millions)
Gains on securitizations	$21	$17	$8
Purchase of receivables securitized	466	532	286
Proceeds from securitizations	487	549	294
Residual and servicing assets included in other assets	46	19	9
Cash received from residual and servicing assets	4	2	2

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

As of December 31, 2017 and December 31, 2016, our managed assets totaled $4.7 billion and $3.9 billion, respectively, of which $2.7 billion and $2.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the years ended December 31, 2017, 2016, or 2015. As of December 31, 2017, there was approximately $1.1 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6. Our Portfolio

As of December 31, 2017, our Portfolio included approximately $2.0 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects with high credit quality obligors.

The following is an analysis of our Portfolio by type of obligor and credit quality as of December 31, 2017:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$502	$502
Receivables (4)	519	464	10	993	—	993
Receivables held-for-sale	16	3	—	19	—	19
Real estate (5)	—	341	—	341	21	362
Investments	104	47	—	151	—	151

Total	$639	$855	$10	$1,504	$523	$2,027

% of Debt and real estate portfolio	42%	57%	1%	100%	N/A	N/A
Average remaining balance (6)	$11	$9	$5	$10	$19	$11

(1)	Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $400 million of U.S. federal government transactions and $239 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.
(2)	Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $11 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade receivables include $314 million of internally rated residential solar loans made on a non-recourse basis to special purpose subsidiaries of the SunPower Corporation (“SunPower”), for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its other subsidiaries.

(3)	Transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade (either by an independent rating agency or using our internal credit analysis).
(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)	Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.
(6)	Excludes approximately 135 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $52 million.

Equity Method Investments

We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of December 31, 2017, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Northern Frontier, LLC	$127
Various	Vento I, LLC	119
December 2015	Buckeye Wind Energy Class B Holdings, LLC	68
October 2016	Invenergy Gunsight Mountain Holdings, LLC	37
June 2016	MM Solar Parent, LLC	29
Various	Helix Fund I, LLC	25
Various	Other transactions	118

	Total equity method investments	$523

An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the recent hurricanes. Although there can be no assurance in this regard, we believe that the project’s insurance will be sufficient to rebuild the project or to recover our investment in the project of approximately $10 million as of December 31, 2017.

We have a $25 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a PPA and some operational issues. In February 2018, the sponsor indicated that they will be recording a material impairment on the project for their 2017 annual financial statements, which was primarily due to current merchant pricing estimates. Although there can be no assurance in this regard, we believe there are sufficient cash flows to recover the carrying value of our investment as of December 31, 2017. However, as discussed in Note 2, we account for this investment one quarter in arrears, which we expect to result in a portion of the project’s impairment being allocated to us using HLBV in the next quarter, and such allocation could be material.

Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of December 31, 2017, 2016 or 2015.

Receivables and Investments

The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2017:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$993	$3	$22	$62	$906
Weighted average yield by period	5.2%	7.3%	5.8%	5.1%	5.1%
Investments
Maturities by period	$151	$—	$65	$14	$72
Weighted average yield by period	4.0%	—%	3.6%	4.0%	4.3%

Our non-investment grade assets consists of two commercial receivables with a carrying value of approximately $10 million that became past due in the second quarter of 2017. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects and we continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of December 31, 2017. We have determined that the assets are impaired and placed them on non-accrual status.

Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of December 31, 2017 or 2016. There was no provision for credit losses or troubled debt restructurings as of December 31, 2017 or December 31, 2016.

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
	(in millions)
Real estate
Land	$247	$145
Lease intangibles	99	29
Accumulated amortization of lease intangibles	(5)	(2)

Real estate	$341	$172

In the first quarter of 2017, we purchased a portfolio of over 4,000 acres of land and related long-term triple net leases to over 20 individual solar projects with investment grade off-takers at a cost of approximately $145 million. Approximately $21 million (1,100 acres) of this real estate portfolio was acquired through an equity interest in a joint venture that we account for under the equity method of accounting and approximately $56 million of our purchase price was allocated to intangible lease assets on a relative fair value basis. This transaction was accounted for as an asset acquisition.

As of December 31, 2017, the future amortization expense of these intangible assets and the future minimum rental payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2018	$3	$20
2019	3	20
2020	3	20
2021	3	20
2022	3	20
Thereafter	79	741

Total	$94	$841

Deferred Funding Obligations

In accordance with the terms of certain purchase agreements relating to receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $153 million and $171 million as of December 31, 2017 and December 31, 2016, respectively. We have secured financing for, or placed in escrow, approximately $90 million of the deferred funding obligations as of December 31, 2017. As of December 31, 2017 and December 31, 2016, we have pledged approximately $29 million and $41 million of our equity method investments as collateral for a deferred funding obligation of $20 million and $34 million, respectively. We recognized imputed interest related to certain of our deferred funding obligations of $2 million and $1 million in the years ended December 31 2017 and 2016, respectively.

The outstanding deferred funding obligations to be paid are as follows:

Year Ending December 31,	Future Payments
(in millions)
2018	$97
2019	35
2020	16
2021	5

Total	$153

7. Credit Facilities

Revolver

We have a senior secured revolving credit facility which matures in July 2019. The facility provides for maximum cumulative advances of $1.5 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the “G&I Facility” and the “PF Facility”. The G&I Facility can be used to leverage certain qualifying government and institutional financings entered into by us and the PF Facility can be used to leverage certain qualifying project financings entered into by us. In June 2017, we entered into an amendment that adjusted certain of the sub-limits but did not change the overall maximum advances or aggregate amount available at any point in time.

The following table provides additional detail on our credit facility as of December 31, 2017 and December 31, 2016:

	December 31,
	2017	2016
	(dollars in millions)
Outstanding balance	$70	$283
Value of collateral pledged to credit facility	252	471
Weighted average short-term borrowing rate	3.0%	2.3%

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

We have approximately $4 million of remaining unamortized costs associated with the credit facility that have been capitalized and included in other assets on our balance sheet, and are being amortized on a straight-line basis over the term of the credit facility. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each loan agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of December 31, 2017 and 2016.

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

Term Loan

In February 2017, we borrowed $102 million under a recourse credit facility that was repaid in October 2017.

8. Long-term Debt

Non-recourse debt

We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,			Interest Rate		Maturity Date	Anticipated Balance at Maturity	Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2017		2016					2017	2016
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$67		$75	2.79%		December 2019	$57	$86	$93	Receivables
ABS Loan Agreement	81		90	5.74%		September 2021	17	79	97	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	94		97	4.28%		October 2034	—	137	138	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	14		—	5.41%		October 2034	—	137	—	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Loan Agreement 2015-1	—	(1)	74	$—		—	—	—	96	Equity interest in Strong Upwind Holdings II and III, LLC, related interest rate swap
2017 Credit Agreement	180		—	4.12%		January 2023	—	226	—	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	36		41	5.78	% (2)	December 2023	—	68	70	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	143		150	4.92%		December 2020	127	171	175	Residential solar receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	121		98	4.44	% (2)	November 2021	104	143	114	Residential solar receivables, related interest rate swaps
HASI SYB Trust 2016-2	81		—	4.35%		April 2037	—	86	—	Receivables
2017 Master Repurchase Agreement	35		—	3.98	% (2)	July 2019	31	38	—	Receivables and investments
HASI ECON 101 Trust	134		—	3.57%		May 2041	—	140	—	Receivables and investments
HASI SYB Trust 2017-1	162		—	3.86%		March 2042	—	209	—	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	90		84	2.26 7.45	% - %	2018 to 2046	5	162	81	Receivables
Debt issuance costs	(27)		(17)

Non-recourse debt (4)	$1,211		$692

(1)	This non-recourse debt agreement was re-financed in the second quarter of 2017 with the same lender through the 2017 Credit Agreement.
(2)	Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged or the interest rate of the debt instrument.
(3)	Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.
(4)	The total collateral pledged against our non-recourse debt was $1,545 million and $864 million as of December 31, 2017 and December 31, 2016, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants.

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

The HASI Sustainable Yield Bond (“HASI SYB”) 2015-1 consists of two instruments, (i) $101 million in aggregate principal amount of 4.28% HASI SYB 2015-1A, Class A Bonds (the “Class A Bonds”) and (ii) $18 million in aggregate principal amount of 5.0% HASI SYB 2015-1B, Class B Bonds (the “Class B Bonds”), both with an anticipated repayment date in October 2034. The Class A Bonds rank senior to the Class B Bonds in priority of payment. In January 2017, we borrowed $14 million through the HASI Sustainable Yield Bond 2015-1B Note.

In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges:

			Notional Value as of December 31,		Fair Value as of December 31,
	Base Rate	Hedged Rate	2017	2016	2017	2016	Term
			(dollars in millions)
HASI SYB Loan Agreement 2015-1 (1)	3 month Libor	1.55%	$—	$67	$—	$—	December 2015 to September 2021
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	31	37	0.1	—	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	29	29	(0.2)	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	119	119	—	1.0	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	120	72	1.1	0.2	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	107	107	(1.1)	—	November 2021 to October 2032
2017 Master Repurchase Agreement	3 month Libor	2.42%	32	—	—	—	August 2019 to March 2033

Total			$438	$431	$(0.1)	$1.0

(1)	This interest rate swap was financially settled in June 2017.

The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of December 31, 2017 and 2016, all of our derivatives were designated as hedging instruments which were deemed to be effective. The following is a presentation of the total balance of the financial statement line item related to our hedging activities in our consolidated statements of operations and the impact of our hedges that is included in this total balance.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Total interest expense	$65,472	$45,241	$26,385
Impact of hedging	972	1,316	(4)

The stated minimum maturities of non-recourse debt as of December 31, 2017, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2018	$66
2019	146
2020	182
2021	154
2022	26
Thereafter	664

Total minimum maturities	1,238
Deferred financing costs, net	(27)

Total non-recourse debt	$1,211

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from our investments in renewable energy projects serving as collateral for certain of our non-recourse debt facilities, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings.

SunPower, which originated and services the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3 and the HASI SYB Loan Agreement 2016-1, has provided us certain limited indemnities and warranties and as servicer, provides various services including billing, monitoring payments by homeowners to a third-party lockbox and customer service. The portfolios of residential solar leases are held in bankruptcy remote special purpose entities (“SPEs”) that are performing in line with our expectations and the SPEs, and not SunPower, are the source of repayment under our loans.

In June 2017, SunPower amended a loan agreement to remove a debt-to-EBITDA leverage covenant which SunPower was not in compliance with. Our loan agreements included the same debt-to-EBITDA covenant to monitor changes in SunPower’s credit, as is typical for a servicer. As a result, for HASI SYB Loan Agreement 2015-3, our lender is entitled to apply approximately $1 million of the cash flow after payment of principal and interest each quarter to further reduce the principal balance on our loan. In October 2017, the HASI SYB Loan Agreement 2016-1 was amended to remove this covenant. We continue to monitor the situation and anticipate having further discussions with our lenders and with SunPower but at the present time, do not anticipate any other impact.

Convertible Senior Notes

In August 2017, we issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. The convertible notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7107 shares for each $1,000 principal amount of convertible notes which is equal to a total of approximately 5.5 million shares with an initial conversion price of $27.24. The conversion rate is subject to adjustment for dividends declared above $.33 per share per quarter and certain other events that may be dilutive to the holder. As of December 31, 2017, none of these dilutive events have occurred and the conversion rate remains at the initial rate.

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

The following table presents a summary of the components of the convertible notes:

December 31, 2017
(in millions)
Principal	$150
Accrued interest	3
Less:
Unamortized financing costs	(5)

Carrying value of convertible notes	$148

Interest expense	$3

9. Commitments and Contingencies

Leases

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in 2011 and amended in 2013 and 2017 to add additional space. The lease provides for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Lease payments under this lease commenced in 2012 and incremental payments related to the amendments commenced in 2014 and 2017. The lease expires in 2027.

Rent expense was less than $1 million for each of the years ended December 31, 2017, 2016, and 2015, respectively. Future gross minimum lease payments are less than $1 million per year during the remaining term of the lease.

Litigation

The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10. Income Tax

We recorded a tax expense of approximately $1 million, for the year ended December 31, 2017 and $0 million for the years ended December 31 2016 and 2015, related to the activities of our TRS. The federal income tax expense and benefits recorded were determined using a rate of 35% in each tax year. In measuring our deferred tax assets and liabilities we used the newly enacted federal rate established through the TCJA of 21%. Below is a reconciliation between the statutory rates as of December 31, 2017 and our effective tax rates for the years ended December 31:

	2017	2016	2015
Federal statutory income tax rate	35%	35%	35%
Reduction in rate resulting from:
Share-based compensation	(8)%	(373)%	—%
Equity method investments	(83)%	(847)%	5%
Other	6%	9%	—%
Valuation allowance	49%	1,176%	(41)%
TCJA rate revaluation adjustment	1%	—%	—%

Effective tax rate	—%	—%	(1)%

We recorded a deferred tax liability of $1 million and $0 million as of December 31, 2017 and 2016, respectively, related to the activities of our TRS. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. As a result of the enactment of the TCJA, we measured our deferred tax assets and liabilities as of December 31, 2017, using the new federal 21% corporate rate and our applicable state rates. Deferred tax assets (liabilities) include the following as of December 31:

	2017	2016
	(in millions)
Receivables basis difference	$(8)	$(11)
Equity method investments	(22)	(14)

Gross deferred tax liabilities	(30)	(25)

Net operating loss (NOL) carryforwards	27	29
Tax credit carryforwards	10	—
Share-based compensation	3	3
Valuation allowance	(11)	(7)

Gross deferred tax assets	29	25

Net deferred tax liabilities	$(1)	$—

We have unused NOLs of $115 million and tax credits of approximately $10 million that will begin to expire in 2034. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOL in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well.

We have no examinations in progress, none are expected at this time, and years 2013 through 2016 are open. As of December 2017 and 2016, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2017 and 2016, and no interest and penalties were recognized during the years ended December 31, 2017, 2016, or 2015.

For federal income tax purposes, the cash dividends paid for the years ended December 31, 2017 and 2016 are characterized as follows:

	2017	2016
Common distributions
Ordinary income	15%	0%
Return of capital	85%	100%

	100%	100%

U.S. Federal Income Tax Legislation

The TCJA, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA could impact us and our stockholders, beginning in 2018, including the following:

•	Reduced tax rates - the highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own our stock are permitted to deduct up to 20% of dividends received from us (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that we are required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from our sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•	Net operating losses - we and our TRSs may not use net operating losses generated beginning in 2018 to offset more than 80% of our or our TRSs’ taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•	Limitation on interest deductions - the amount of net interest expense that certain taxpayers, including us and our TRSs, may deduct for a taxable year is limited to the sum of (i) the taxpayer’s business interest income for the taxable year, and (ii) 30% of the taxpayer’s “adjusted taxable income” for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization (“EBITDA”); for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes (“EBIT”).

•	Alternative Minimum Tax - the corporate alternative minimum tax is eliminated.

•	Income accrual - we and our TRSs are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on our financial statements. Earlier recognition of income for U.S. federal income tax purposes could impact our ability to satisfy the REIT distribution requirements. This provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having “original issue discount” for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

•	Tax credits - the TCJA modifies the availability and the use by certain taxpayers of certain tax credits for investments in certain wind, solar, and other renewable energy assets.

In relation to the above amendments, the income and cash allocations received from our equity method investments in renewable energy projects are determined in part based on certain tax assumptions. As a result, certain of our partners’ allocations in these projects may be affected by the changes that may impact our income allocations determined under the HLBV method. Therefore, we consider allocations from these equity method investments to be provisional. Additionally, we have included a provision in our consolidated financial statements to estimate the impact of the TCJA, specifically including the impact of the change in rates on our deferred tax assets and liabilities. We continue to evaluate the impact of the TCJA and will finalize our assessment in 2018.

11. Equity

Dividends and Distributions

Our board of directors declared the following dividends in 2016 and 2017:

Announced Date	Record Date		Pay Date	Amount per share
3/15/16	3/30/16		4/7/16	$0.30
6/7/16	7/6/16		7/14/16	0.30
9/15/16	10/5/16		10/13/16	0.30
12/13/16	12/29/16	(1)	1/12/17	0.33
3/15/17	4/5/17		4/13/17	0.33
6/1/17	7/6/17		7/13/17	0.33
9/12/17	10/5/17		10/16/17	0.33
12/12/17	12/26/17	(1)	1/11/18	0.33

(1)	These dividends are treated as distributions in the following year for tax purposes.

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

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
6/21/16	Public Offering	4.600	$19.78	(3)	$91
5/9/16 to 6/30/16	ATM	0.065	20.31	(4)	1
11/9/16	Public Offering	4.025	19.28	(3)	77
12/13/16 to 12/29/16	ATM	0.407	19.47	(4)	8
1/20/17 to 2/2/17	ATM	0.197	19.18	(4)	4
3/10/17	Public Offering	3.450	18.73	(3)	64
5/17/17 to 6/22/17	ATM	1.376	22.71	(4)	31

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
(2)	Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(3)	Represents the price per share at which the underwriters in our public offerings purchased shares from our company.
(4)	Represents the average price per share at which investors in our ATM offerings purchased shares from our company.

Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan

Our Board of Directors have authorized 4,452,597 awards for issuance under our 2013 Plan. As of December 31, 2017, we have issued awards with service, performance and market conditions and have 1,635,094 awards remaining available for issuance. In October of 2017, we amended the terms of the performance based restricted stock units granted under the plan to have all unvested restricted stock units vest upon a change in control. During the year ended December 31, 2017, our board of directors awarded employees and directors 710,148 shares of restricted stock and restricted stock units that vest from 2017 to 2021. As of December 31, 2017, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.

A summary of equity-based compensation expense and the fair value of shares vested on the vesting date for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
	(in millions)
Equity-based compensation expense	$11	$10	$11
Fair value of awards vested on vesting date	5	14	6

The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $12 million as of December 31, 2017. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately two years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance—December 31, 2014	964,820	$13.41	$12.9
Granted	586,648	17.29	10.2
Vested	(285,289)	13.61	(3.9)
Forfeited	(18,110)	15.54	(0.3)

Ending Balance—December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)

Ending Balance—December 31, 2016	1,181,672	$17.76	$21.0
Granted	452,864	19.06	8.6
Vested	(230,424)	14.41	(3.3)
Forfeited	(4,519)	18.72	(0.1)

Ending Balance—December 31, 2017	1,399,593	$18.73	$26.2

A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance—December 31, 2016	—	$—	$—
Granted	257,284	18.99	4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—

Ending Balance—December 31, 2017	255,706	$18.99	$4.9

12. Earnings per Share of Common Stock

Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders.

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Year ended December 31,
Numerator:	2017	2016	2015
	(dollars in millions, except share and per share data)
Net income attributable to controlling stockholders and participating securities	$30.9	$14.7	$8.0
Less: Dividends paid on participating securities	(1.9)	(1.8)	(1.4)
Undistributed earnings attributable to participating securities	—	—	—

Net income attributable to controlling stockholders	$29.0	$12.9	$6.6

Denominator:
Weighted-average number of common shares—basic	50,361,672	40,290,717	30,761,151

Weighted-average number of common shares—diluted	50,361,672	40,290,717	30,761,151

Basic earnings per common share	$0.57	$0.32	$0.21

Diluted earnings per common share	$0.57	$0.32	$0.21

Other Information:
Weighted-average number of OP units	284,992	284,992	294,884

Unvested restricted common stock outstanding (i.e. participating securities)	1,399,593	1,181,672	1,248,069

13. Equity Method Investments

We have non-controlling unconsolidated equity investments in renewable energy projects. During the years ended December 31, 2017, 2016, and 2015 we recognized income of $22.3 million, $6.1 million, and $(0.1) million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of our investments accounted for using the equity method. As discussed in Note 2, we have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information. We have included below the latest information that is available.

	Buckeye Wind Energy Class B Holdings, LLC	MM Solar Parent, LLC	Helix Fund I, LLC	Other investments (1)	Total
	(in millions)
Balance Sheet
As of September 30, 2017
Current assets	$4	$4	$1	$116	$125
Total assets	287	87	28	2,775	3,177
Current liabilities	1	5	—	61	67
Total liabilities	8	37	—	274	319
Members’ equity	279	50	28	2,501	2,858
As of December 31, 2016
Current assets	5	3	—	138	146
Total assets	297	88	11	2,785	3,181
Current liabilities	1	4	—	40	45
Total liabilities	7	39	—	256	302
Members’ equity	290	49	11	2,529	2,879
Income Statement
For the nine months ended September 30, 2017
Revenue	9	9	2	264	284
Income from continuing operations	(5)	4	1	31	31
Net income	(5)	4	1	31	31
For the year ended December 31, 2016
Revenue	13	12	—	282	307
Income from continuing operations	(6)	5	—	26	25
Net income	(6)	5	—	26	25
For the year ended December 31, 2015
Revenue	5	13	—	292	310
Income from continuing operations	(9)	6	—	63	60
Net income	(9)	6	—	63	60

(1)	Represents aggregated financial statement information for investments not separately presented.

14. Defined Contribution Plan

We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed less than $1 million under the plan for the years ended December 31, 2017, 2016, and 2015, respectively.

15. Selected Quarterly Financial Data (Unaudited)

The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (Amounts for the individual quarters when aggregated may not agree to the full year due to rounding):

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Total revenue	$23,800	$28,275	$26,402	$27,095
Total expenses	20,697	24,159	25,298	25,788

Income before equity method investments	3,103	4,116	1,104	1,307
Income (loss) from equity method investments	4,171	8,377	6,876	2,866

Income before income taxes	7,274	12,493	7,980	4,173
Income tax (expense) benefit	(32)	(83)	(5)	(766)

Net income (loss)	7,242	12,410	7,975	3,407

Net income (loss) attributable to controlling stockholders	$7,199	$12,340	$7,933	$3,383

Basic and diluted earnings per common share	$0.14	$0.23	$0.14	$0.06

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Total revenue	$20,483	$21,845	$19,008	$19,862
Total expenses	17,509	19,110	16,951	18,840

Income before equity method investments	2,974	2,735	2,057	1,022
Income (loss) from equity method investments	270	1,076	1,331	3,433

Income before income taxes	3,244	3,811	3,388	4,455
Income tax (expense) benefit	(47)	(36)	(41)	(18)

Net income (loss)	3,197	3,775	3,347	4,437

Net income (loss) attributable to controlling stockholders	$3,169	$3,747	$3,329	$4,408

Basic and diluted earnings per common share	$0.07	$0.09	$0.07	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 85 of this annual report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2017.

The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 11.	Executive Compensation

The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The tables on equity compensation plan information and beneficial ownership of our Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14.	Principal Accountant Fees and Services

The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of the report

The following documents are filed as part of this Form 10-K in Part II, Item 8 and are incorporated by reference:

(a)(1) Financial Statements:

See index in Item 8—“Financial Statements and Supplementary Data,” filed herewith for a list of financial statements.

(3)	Exhibits Files:

Exhibit number	Exhibit description

3.1	Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2	Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3	Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1	Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2	Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3	First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

10.2	Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3	Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4	Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5	Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6	Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7	Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marvin R. Wooten (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.13	Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.14	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15	Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16	Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.17	Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18	Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.19	Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.20	First Amendment to the Registration Rights Agreement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 20, 2014)

10.21	Amendment No. 2 to PF Loan Agreement and Amendment No. 1 to Intercreditor Agreement dated as of May 28, 2014, by and among HASI CF I Borrower LLC, and HAT CF I Borrower LLC and Bank of America, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 3, 2014)

10.22	Amended and Restated PF Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.23	Amended and Restated PF Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.24	Amended and Restated PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.25	PF Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.26	Amended and Restated G&I Loan Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.27	Amended and Restated G&I Continuing Guaranty, dated as of August 12, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP, and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.28	Amended and Restated G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings I LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.29	G&I Limited Guaranty, dated as of August 12, 2014, by HAT Holdings II LLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.30	Form of Amended and Restated PF and G&I Security Agreement, dated as of August 12, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC and Bank of New York Mellon (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.31	Form of Amended and Restated PF and G&I Pledge and Security Agreement, dated as of August 12, 2014 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.32	Amendment No. 1 to Amended and Restated PF Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.33	Amendment No. 1 to Amended and Restated G&I Loan Agreement, dated as of September 22, 2014, by and among HASI CF I Borrower LLC, HAT CF I Borrower LLC, HAT CF II Borrower LLC, each lender from time to time party thereto and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended September 30, 2014 (No. 001-35877), filed on November 7, 2014)

10.34	Amendment No. 2 to Amended and Restated Loan Agreement (PF) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.35	Amendment No. 2 to Amended and Restated Loan Agreement (G&I) and Amendment No. 1 to Amended & Restated Intercreditor Agreement, dated December 22, 2014 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.36	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (PF), dated December 22, 2014 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.37	Amendment No. 1 and Reaffirmation of Guaranty to the Amended & Restated Continuing Guaranty (G&I), dated December 22, 2014 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on December 24, 2014)

10.38	Credit Agreement dated as of October 15, 2014, among HA WIND I LLC, as the Borrower, The Financial Institutions and Other Persons From Time To Time Parties Hereto, as the Lenders and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K for the year ended December 31, 2014 (No. 001-35877), filed on March 9, 2015)

10.39	Amendment No. 3 to Amended and Restated Loan Agreement (PF) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.40	Amendment No. 3 to Amended and Restated Loan Agreement (G&I) and Amendment No. 2 to Amended & Restated Intercreditor Agreement, dated April 17, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on April 21, 2015)

10.41	Amendment No. 4 to Amended and Restated Loan Agreement (G&I) and Amendment No. 3 to Amended & Restated Intercreditor Agreement, dated July 16, 2015 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.42	Amendment No. 4 to Amended and Restated Loan Agreement (PF), dated July 16, 2015 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.43	Reaffirmation of Guaranty (G&I), dated July 16, 2015 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on July 17, 2015)

10.44	Indenture, dated as of September 30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.45	Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.46	Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.47	Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.48	Amendment No. 5 to Amended and Restated Loan Agreement (G&I) and Amendment No. 4 to Amended & Restated Intercreditor Agreement, dated January 25, 2016 (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.49	Amendment No. 5 to Amended and Restated Loan Agreement (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.50	Reaffirmation of Guaranty (G&I), dated January 25, 2016 (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.51	Reaffirmation of Guaranty (PF), dated January 25, 2016 (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on January 29, 2016)

10.52	Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.53	Amendment No. 6 to Amended & Restated Loan Agreement PF dated June 8, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 (No. 001-35877), filed on August 3, 2017)

10.54	Reaffirmation of Guaranty (PF) dated June 8, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 (No. 001-35877), filed on August 3, 2017)

10.55	Amendment No. 6 to Amended & Restated Loan Agreement G&I dated June 8, 2017 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 (No. 001-35877), filed on August 3, 2017)

10.56	Reaffirmation of Guaranty (G&I) dated June 8, 2017 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2017 (No. 001-35877), filed on August 3, 2017)

10.57*	Form of Amended and Restated Restricted Stock Unit Agreement

21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.

23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.

24.1*	Power of Attorney (included on signature page)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished with this report.

Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: February 23, 2018	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Eckel and Charles W. Melko, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

By:	/s/ Jeffrey W. Eckel Jeffrey W. Eckel	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2018

By:	/s/ J. Brendan Herron J. Brendan Herron	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 23, 2018

By:	/s/ Charles W. Melko Charles W. Melko	Chief Accounting Officer and Senior Vice President (Principal Accounting Officer)	February 23, 2018

By:	/s/ Rebecca B. Blalock Rebecca B. Blalock		February 23, 2018

By:	/s/ Teresa M. Brenner Teresa M. Brenner		February 23, 2018

By:	/s/ Mark J. Cirilli Mark J. Cirilli		February 23, 2018

By:	/s/ Charles M. O’Neil Charles M. O’Neil		February 23, 2018

By:	/s/ Richard J. Osborne Richard J. Osborne		February 23, 2018

By:	/s/ Steven G. Osgood Steven G. Osgood		February 23, 2018