Form 10-K/A
period 2017-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2018-03-23
CIK 1561894

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
On March 21, 2018 the registrant had a total of 52,939,493 shares of common stock, $0.01 par value, outstanding (which includes 1,112,940 shares of unvested restricted common stock)
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1
EXPLANATORY NOTE
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”, “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.
We have determined that our equity method investments in MM Solar Parent LLC ("MM Solar") and Helix Fund I LLC ("Helix"), which are not consolidated in our financial statements, were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2017. Since MM Solar’s and Helix's 2017 financial statements were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2017.
Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 23, 2018 to include the following Exhibits:

•	Exhibit 23.2 – Consent of EKS&H LLLP for MM Solar Parent LLC,

•	Exhibit 23.3 – Consent of CohnReznick LLP for Helix Fund I LLC,

•	Exhibit 99.1 – MM Solar Parent LLC and Subsidiaries, Financial Statements as of December 31, 2017 and 2016 and for the years then ended and for the year ended December 31, 2015, and

•
Exhibit 99.2 – Helix Fund I LLC, Financial Statements as of December 31, 2017 and January 1, 2017 and for the year ended December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including the exhibits to the Original Form 10-K, except for Exhibits 31.3, 31.4, 32.3 and 32.4). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

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

10.57	Form of Amended and Restated Restricted Stock Unit Agreement
21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)

23.2*	Consent of EKS&H LLLP for MM Solar Parent LLC and Subsidiaries
23.3*	Consent of CohnReznick LLP for Helix Fund LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K (No. 001-35877), furnished on February 23, 2018)

32.2
Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Form 10-K (No. 001-35877), furnished on February 23, 2018)

32.3**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.4**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*	MM Solar Parent LLC and Subsidiaries, Financial Statements as of December 31, 2017 and 2016 and for the years then ended and for the year ended December 31, 2015

99.2*	Helix Fund I LLC, Financial Statements as of December 31, 2017 and January 1, 2017 and for the year ended December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)

*	Filed herewith.

**	Furnished with this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

Date: March 23, 2018	By:	/s/ Jeffrey W. Eckel
	Name:	Jeffrey W. Eckel
	Title:	Chairman, Chief Executive Officer and President

Date: March 23, 2018	By:	/s/ Charles W. Melko
	Name:	Charles W. Melko
	Title:	Chief Accounting Officer and Senior Vice President