Form 10-Q
period 2018-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2018-05-04
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 53,251,731 shares of common stock, par value $0.01 per share, outstanding as of April 30, 2018 (which includes 1,425,178 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 (collectively, our “2017 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operation of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact the value our assets;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates, including the flattening of the yield curve, and the market value of our assets and target assets;

•	changes in commodity prices, including continued low natural gas prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;

•	impact of and changes in accounting guidance and similar matters;

- i -

•	our ability to maintain our qualification as a real estate investment trust for U.S. federal income tax purposes (a “REIT”);

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and

•	our understanding of our competition.
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
The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2017 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
The following discussion is a supplement to and should be read in conjunction with our 2017 Form 10-K.

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Equity method investments	$490,297	$522,615
Government receivables	514,348	519,485
Commercial receivables	471,077	473,452
Receivables held-for-sale	16,080	19,081
Real estate	340,092	340,824
Investments	151,920	151,209
Cash and cash equivalents	47,150	57,274
Other assets	189,751	166,232
Total Assets	$2,220,715	$2,250,172
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$26,528	$25,645
Deferred funding obligations	136,505	153,308
Credit facility	69,953	69,922
Non-recourse debt (secured by assets of $1,528 million and $1,545 million, respectively)	1,214,612	1,210,861
Convertible notes	146,165	147,655
Total Liabilities	1,593,763	1,607,391
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 51,826,553 and 51,665,449 shares issued and outstanding, respectively	518	517
Additional paid in capital	770,922	770,983
Accumulated deficit	(150,052)	(131,251)
Accumulated other comprehensive income (loss)	2,086	(1,065)
Non-controlling interest	3,478	3,597
Total Stockholders’ Equity	626,952	642,781
Total Liabilities and Stockholders’ Equity	$2,220,715	$2,250,172

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenue
Interest income, receivables	$12,849	$14,118
Interest income, investments	1,541	942
Rental income	5,941	4,110
Gain on sale of receivables and investments	6,256	3,949
Fee income	1,321	681
Total revenue	27,908	23,800
Expenses
Interest expense	18,711	13,783
Compensation and benefits	5,321	4,726
General and administrative	2,801	2,188
Total expenses	26,833	20,697
Income before equity method investments	1,075	3,103
Income (loss) from equity method investments	(2,285)	4,171
Income (loss) before income taxes	(1,210)	7,274
Income tax (expense) benefit	(18)	(32)
Net income (loss)	$(1,228)	$7,242
Net income (loss) attributable to non-controlling interest holders	(5)	43
Net income (loss) attributable to controlling stockholders	$(1,223)	$7,199
Basic earnings per common share	$(0.03)	$0.14
Diluted earnings per common share	$(0.03)	$0.14
Weighted average common shares outstanding—basic	51,710,910	47,497,107
Weighted average common shares outstanding—diluted	51,710,910	47,497,107

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(1,228)	$7,242
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million in 2018 and 2017	(2,728)	473
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in 2018 and 2017	5,897	989
Comprehensive income (loss)	1,941	8,704
Less: Comprehensive income (loss) attributable to non-controlling interest holders	12	52
Comprehensive income (loss) attributable to controlling stockholders	$1,929	$8,652

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(1,228)	$7,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,731	2,745
Equity-based compensation	1,845	2,569
Equity method investments	9,052	(1,118)
Non-cash gain on securitization	(7,256)	(4,223)
Gain on sale of receivables and investments	—	300
Changes in receivables held-for-sale	3,243	—
Changes in accounts payable and accrued expenses	(866)	(742)
Other	(3,174)	(1,529)
Net cash provided by (used in) operating activities	5,347	5,244
Cash flows from investing activities
Equity method investments	—	(97,656)
Equity method distributions received	23,387	13,847
Purchases of receivables	(3,441)	(35,505)
Principal collections from receivables	10,275	32,222
Proceeds from sales of receivables	—	12,084
Purchases of real estate	—	(106,854)
Purchases of investments	(3,826)	(10,106)
Principal collections from investments	744	48
Funding of escrow accounts	(9,655)	—
Withdrawal from escrow accounts	8,647	—
Other	(297)	(29,905)
Net cash provided by (used in) investing activities	25,834	(221,825)
Cash flows from financing activities
Proceeds from credit facilities	—	235,612
Principal payments on credit facilities	—	(112,228)
Proceeds from issuance of non-recourse debt	30,952	114,424
Principal payments on non-recourse debt	(28,787)	(15,803)
Payments on deferred funding obligations	(16,993)	(30,369)
Net proceeds of common stock issuances	—	67,840
Payments of dividends and distributions	(17,606)	(15,850)
Other	(367)	(3,379)
Net cash provided by (used in) financing activities	(32,801)	240,247
Increase (decrease) in cash, cash equivalents, and restricted cash	(1,620)	23,666
Cash, cash equivalents, and restricted cash at beginning of period	118,177	59,144
Cash, cash equivalents, and restricted cash at end of period	$116,557	$82,810
Interest paid	$17,427	$11,526
Non-cash changes in deferred funding obligations (financing activity)	—	33,822
Non-cash changes in receivables and investments (investing activity)	—	(33,822)
Non-cash changes in residual assets (investing activity)	(7,761)	(4,223)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2018

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
We finance our business through cash on hand, borrowings under credit facilities and debt transactions, various asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with investing in sustainable infrastructure receivables for specific long term contracts.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a real estate investment trust (“REIT”) and also intend to operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All significant intercompany transactions and balances have been eliminated in consolidation.
Following the guidance for non-controlling interests in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation ("ASC 810"), references in this report to our earnings per share and our net income and stockholders’ equity attributable to common stockholders do not include amounts attributable to non-controlling interests.
Consolidation and Equity Method Investments
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments which are not consolidated in our financial statements as described in Securitization of Receivables below.
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
We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Our renewable energy projects are typically owned in holding companies (using limited liability companies (“LLCs”), taxed as partnerships) where we receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. We have typically partnered with either the operator of the project or other institutional investors. Once our preferred return is achieved, the partnership “flips” and operator of the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with any other institutional investors, will have an on-going residual interest.
These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of those entities in which we invest. Our maximum exposure to loss associated with the continued operation of the underlying projects in our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. Because certain of the LLC agreements contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Intercompany gains and losses are eliminated for an amount equal to our interest and are reflected in our share of income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from our equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which is classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.
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
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to leases where we are the lessor, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.
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
Investments
Investments are debt securities that meet the criteria of ASC 320, Investments-Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to have an OTTI, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. Our initial investment and principal repayments of these investments are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.
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
Premiums or discounts on investment securities are amortized or accreted into interest income using the effective interest method.
Securitization of Receivables
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or investments. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts, we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.
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
Convertible Notes
We have issued convertible senior notes that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging ("ASC 815"). Under ASC 815, issuers of certain convertible debt instruments are generally required to separately account for the conversion option of the convertible debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since this conversion option is both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion option. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows.
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
We account for income taxes under ASC 740, Income Taxes ("ASC 740") for our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income.
We apply ASC 740 with respect to how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. This guidance requires the accounting and disclosure of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. We are required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes U.S. federal and certain states.
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
We record compensation expense for grants made under the 2013 Plan in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. We have also issued restricted stock units where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation.
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
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard replaces most existing revenue recognition guidance in GAAP and permits the use of either the retrospective or modified retrospective transition method. We have adopted ASU 2014-09 effective January 1, 2018, and have elected the modified retrospective transition method. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements and related disclosures as the majority of our sources of revenue, e.g., investments in receivables, debt and equity securities, land leasing, and the securitization of receivables are not within the scope of the new standard.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.
Other accounting standards updates issued before May 4, 2018 and effective after March 31, 2018 are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.	Fair Value Measurements

Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2018 and December 31, 2017, only our residual assets, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•	Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2 — Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

•	Level 3 — Unobservable inputs are used when little or no market data is available.

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

	As of March 31, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$497	$514	Level 3
Commercial receivables	452	471	Level 3
Receivables held-for-sale	16	16	Level 3
Investments (1)	152	152	Level 3
Securitization residual assets (2)	53	53	Level 3
Derivative assets	6	6	Level 2
Liabilities
Credit facility	$70	$70	Level 3
Non-recourse debt (3)	1,225	1,241	Level 3
Convertible notes (3)	144	151	Level 2

(1)	The amortized cost of our investments as of March 31, 2018 was $157 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value excludes unamortized debt issuance costs.

	As of December 31, 2017
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$519	$519	Level 3
Commercial receivables	464	473	Level 3
Receivables held-for-sale	20	19	Level 3
Investments (1)	151	151	Level 3
Securitization residual assets (2)	45	45	Level 3
Liabilities
Credit facility	$70	$70	Level 3
Non-recourse debt (3)	1,239	1,238	Level 3
Convertible notes (3)	156	152	Level 2

(1)	The amortized cost of our investments as of December 31, 2017 was $153 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value excludes unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2018	2017
	(in millions)
Balance, beginning of period	$151	$58
Purchases of investments	4	66
Unrealized gains (losses) on investments recorded in AOCI	(3)	1
Balance, end of period	$152	$125

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2018	103	44	2	3
December 31, 2017	26	46	1	2
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of March 31, 2018 and December 31, 2017.
Interest Rate Swap Agreements
The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of March 31, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair values of the derivative financial instruments are included in other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) in the consolidated balance sheets.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Government and commercial receivables, investments and leases consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor and the method for rating. As described above, we do not believe we have a significant credit exposure to our interest rate swap providers. We had cash deposits that are subject to credit risk as shown below:

	March 31, 2018	December 31, 2017
	(in millions)
Cash deposits	$47	$57
Restricted cash deposits (included in other assets)	70	61
Total cash deposits	$117	$118
Amount of cash deposits in excess of amounts federally insured	$114	$116

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the three months ended March 31, 2018. No OP units were exchanged for either cash or shares of our common stock during the three months ended March 31, 2017. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the three months ended March 31,
	2018	2017
	(in millions)
Gains on securitizations	$6	$4
Purchase of receivables securitized	129	87
Proceeds from securitizations	135	91
Residual and servicing assets included in other assets	53	22
Cash received from residual and servicing assets	1	2

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
As of March 31, 2018 and December 31, 2017, our managed assets totaled $4.8 billion and $4.7 billion, respectively, of which $2.8 billion and $2.7 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2018 or 2017. As of March 31, 2018, there was approximately $1.4 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6.	Our Portfolio
As of March 31, 2018, our Portfolio included approximately $2.0 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of March 31, 2018:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$469	$469
Receivables (4)	514	463	8	985	—	985
Receivables held-for-sale	16	—	—	16	—	16
Investments	103	49	—	152	—	152
Real estate (5)	—	340	—	340	21	361
Total	$633	$852	$8	$1,493	$490	$1,983
% of Debt and real estate portfolio	42%	57%	1%	100%	N/A	N/A
Average remaining balance (6)	11	9	4	10	18	11

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $394 million of U.S. federal government transactions and $239 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade receivables include $312 million of internally rated residential solar loans made on a non-recourse basis to special purpose subsidiaries of the SunPower Corporation (“SunPower”), for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its other subsidiaries.

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

(6)	Excludes approximately 140 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $54 million.

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of March 31, 2018, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Vento I, LLC	$115
Various	Northern Frontier, LLC	113
December 2015	Buckeye Wind Energy Class B Holdings, LLC	65
October 2016	Invenergy Gunsight Mountain Holdings, LLC	37
June 2016	MM Solar Holdings, LLC	27
Various	Helix Fund I, LLC	24
Various	Other transactions	109
	Total equity method investments	$490
An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the recent hurricanes. Although there can be no assurance in this regard, we believe that the project’s insurance will be sufficient to rebuild the project or to recover our investment in the project of approximately $11 million.

As of December 31, 2017, we held a $25 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a power purchase agreement and some operational issues. As disclosed in our 2017 Form 10-K, in February 2018, the sponsor indicated they would be recording a material write-down of the project within their 2017 annual financial statements due to these issues. As we account for this investment one quarter in arrears, we disclosed in our Form 10-K that we expected a portion of the project's write-down would be allocated to us under HLBV in the three months ended March 31, 2018. Accordingly, we recognized an $8 million non-cash HLBV loss for the three months ended March 31, 2018. Although there can be no assurance in this regard, we believe there are sufficient cash flows to recover the carrying value of our investment as of March 31, 2018.
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of March 31, 2018, or December 31, 2017.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2018:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$985	$2	$19	$64	$900
Weighted average yield by period	5.1%	5.9%	5.8%	4.7%	5.1%
Investments
Maturities by period	$152	$—	$65	$14	$73
Weighted average yield by period	4.0%	—%	3.6%	4.0%	4.3%
Our non-investment grade assets consist of two commercial receivables with a carrying value of approximately $8 million as of March 31, 2018 that became past due in the second quarter of 2017. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In

January 2018, we received a $1.6 million payment from the Projects and we continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of March 31, 2018. We have determined that the assets are impaired and placed them on non-accrual status.
Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of March 31, 2018 or December 31, 2017. There was no provision for credit losses or troubled debt restructurings as of March 31, 2018 or December 31, 2017.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
	(in millions)
Real estate
Land	$247	$247
Lease intangibles	99	99
Accumulated amortization of lease intangibles	(6)	(5)
Real estate	$340	$341

In the first quarter of 2017, we purchased a portfolio of over 4,000 acres of land and related long-term triple net leases to over 20 individual solar projects with investment grade off-takers at a cost of approximately $145 million. Approximately $21 million (1,100 acres) of this real estate portfolio was acquired through an equity method investment in a joint venture that we account for under the equity method of accounting and approximately $56 million of our purchase price was allocated to intangible lease assets on a relative fair value basis. This transaction was accounted for as an asset acquisition.

As of March 31, 2018, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2018 to December 31, 2018	$2	$15
2019	3	20
2020	3	20
2021	3	20
2022	3	20
2023	3	22
Thereafter	76	720
Total	$93	$837
Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $137 million and $153 million as of March 31, 2018 and December 31, 2017, respectively. We have secured financing for, or placed in escrow, approximately $84 million and $90 million of the deferred funding obligations as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, we have pledged approximately $27 million and $29 million of our equity method investments as collateral for a deferred funding obligation of $20 million and $20 million, respectively.

The outstanding deferred funding obligations to be paid are as follows:

(in millions)
From April 1, 2018 to December 31, 2018	$80
2019	36
2020	16
2021	5
$137

7.	Credit Facility
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
The following table provides additional detail on our credit facility as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(dollars in millions)
Outstanding balance	$70	$70
Value of collateral pledged to credit facility	248	252
Weighted average short-term borrowing rate	3.2%	3.0%
Loans under the G&I Facility bear interest at a rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% or, under certain circumstances, 1.5% plus the Base Rate. Loans under the PF Facility bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the Base Rate or as mutually agreed. The Base Rate is defined as the highest of (i) the Federal Funds Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” (iii) LIBOR plus 1.0% and (iv) zero. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the administrative agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.
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
The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2018 and December 31, 2017.
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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of						Value of Assets Pledged as of
	March 31, 2018	December 31, 2017	Interest Rate		Maturity Date	Anticipated Balance at Maturity	March 31, 2018	December 31, 2017	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$67	$67	2.79%		December 2019	$57	$86	$86	Receivables
ABS Loan Agreement	80	81	5.74%		September 2021	17	75	79	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	93	94	4.28%		October 2034	—	136	137	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	14	14	5.41%		October 2034	—	136	137	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	165	180	4.12%		January 2023	—	202	226	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	34	36	6.39%	(1)	December 2023	—	65	68	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	141	143	4.92%		December 2020	127	169	171	Residential solar receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	120	121	4.83%	(1)	November 2021	106	142	143	Residential solar receivables, related interest rate swaps
HASI SYB Trust 2016-2	82	81	4.35%		April 2037	—	86	86	Receivables
2017 Master Repurchase Agreement	41	35	3.99%	(1)	July 2019	36	44	38	Receivables and investments
HASI ECON 101 Trust	134	134	3.57%		May 2041	—	139	140	Receivables and investments
HASI SYB Trust 2017-1	161	162	3.86%		March 2042	—	208	209	Receivables, real estate and real estate intangibles
Other non-recourse debt (2)	109	90	2.26% - 7.45		2018 to 2046	19	176	162	Receivables
Debt issuance costs	(26)	(27)
Non-recourse debt (3)	$1,215	$1,211

(1)
Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged or the interest rate of the debt instrument.

(2)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(3)	The total collateral pledged against our non-recourse debt was $1,528 million and $1,545 million as of March 31, 2018 and December 31, 2017, respectively.

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

We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. In the case of the debt secured by certain of our renewable energy equity interests, we have also guaranteed the compliance of our subsidiaries with certain tax matters and certain obligations if our joint venture partners exercise their right to withdraw from our partnerships.
The HASI Sustainable Yield Bond (“HASI SYB”) 2015-1 consists of two instruments, (i) $101 million in aggregate principal amount of 4.28% HASI SYB 2015-1A, Class A Bonds (the “Class A Bonds”) and (ii) $18 million in aggregate principal amount of 5.00% HASI SYB 2015-1B, Class B Bonds (the “Class B Bonds”), both with an anticipated repayment date in October 2034. The Class A Bonds rank senior to the Class B Bonds in priority of payment. In January 2017, we borrowed $14 million through the HASI Sustainable Yield Bond 2015-1B Note.
In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges:

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	Term
			(dollars in millions)
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$31	$31	$0.2	$0.1	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	29	29	0.1	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	119	119	1.7	—	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	113	120	2.7	1.1	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	107	107	0.4	(1.1)	November 2021 to October 2032
2017 Master Repurchase Agreement	3 month Libor	2.42%	32	32	0.5	—	August 2019 to March 2033
Total			$431	$438	$5.6	$(0.1)

The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of March 31, 2018 and December 31, 2017, all of our derivatives were designated as hedging instruments which were deemed to be effective. The following is a presentation of the total balance of the financial statement line item related to our hedging activities in our consolidated statements of operations and the impact of our hedges that is included in this total balance.

	Three months ended March 31,
	2018	2017
	(in thousands)
Total interest expense	$18,711	$13,783
Impact of hedging	55	333
The stated minimum maturities of non-recourse debt as of March 31, 2018, were as follows:

Future minimum maturities
(in millions)
April 1, 2018 to December 31, 2018	$54
2019	151
2020	181
2021	156
2022	27
2023	62
Thereafter	610
Total minimum maturities	$1,241
Deferred financing costs, net	(26)
Total non-recourse debt	$1,215
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

SunPower, which originated and services the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3, has provided us certain limited indemnities and warranties and as servicer, provides various services including billing, monitoring payments by homeowners to a third-party lockbox and customer service. The portfolios of residential solar leases are held in bankruptcy remote special purpose entities (“SPEs”) that are performing in line with our expectations and the SPEs, and not SunPower, are the source of repayment under our loans.

In June 2017, SunPower amended a loan agreement to remove a debt-to-EBITDA leverage covenant with which SunPower was not in compliance. Two of our loan agreements included the same debt-to-EBITDA covenant to monitor changes in SunPower’s credit, as is typical for a servicer. One of our loan agreements, HASI SYB Loan Agreement 2015-3, still contains this covenant and as a result our lender is entitled to apply approximately $1 million of the cash flow after payment of principal and interest each quarter to further reduce the principal balance on this loan. We continue to monitor the situation and anticipate having further discussions with our lenders and with SunPower but at the present time, do not anticipate any other impact.
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. The convertible notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7107 shares for each $1,000 principal amount of convertible notes which is equal to a total of approximately 5.5 million shares with an initial conversion price of $27.24. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder. As of March 31, 2018, none of these dilutive events have occurred and the conversion rate remains at the initial rate.

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
The following table presents a summary of the components of the convertible notes:

	March 31, 2018	December 31, 2017
	(in millions)
Principal	$150	$150
Accrued interest	1	3
Less:
Unamortized financing costs	(5)	(5)
Carrying value of convertible notes	$146	$148
During the three months ended March 31, 2018, we recorded $2 million in interest expense related to the convertible notes.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.    Income Tax
We recorded a tax expense of approximately $0.1 million for the three months ended March 31, 2018 and 2017. For the three months ended March 31, 2018 and 2017, our income tax expense was determined using federal rates of 21% and 35%, respectively, and combined state rates, net of federal benefit, of 3% and 5%, respectively.
The Tax Cuts and Jobs Act ("TCJA"), signed into law on December 22, 2017, made significant changes to the U.S federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. We have included a provision in our consolidated financial statements to estimate the impact of the TCJA, specifically including the impact of the change in rates on our deferred tax assets and liabilities. Additionally, the income and cash allocations received from our equity method investments in renewable energy projects are determined in part based on certain tax assumptions. As a result, certain of our partners’ allocations in these projects may be affected by the changes that may impact our income allocations determined under the HLBV method. Therefore, we consider allocations from these equity method investments to be provisional. We made no measurement period adjustments related to the impact of changes as a result of the TCJA during the three months ended March 31, 2018. We continue to evaluate the impact of the TCJA and will finalize our assessment in 2018.

11.    Equity

Dividends and Distributions
Our board of directors declared the following dividends in 2017 and 2018:

Announced Date	Record Date		Pay Date	Amount per share
3/15/2017	4/5/2017		4/13/2017	$0.33
6/1/2017	7/6/2017		7/13/2017	0.33
9/12/2017	10/5/2017		10/16/2017	0.33
12/12/2017	12/26/2017	(1)	1/11/2018	0.33
2/21/2018	4/4/2018		4/12/2018	0.33

(1)	This dividend was treated as a distribution in 2018 for tax purposes.

We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock in 2017 and 2018:

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
1/20/17 to 2/2/17	ATM	0.197	$19.18	(4)	$4
3/10/17	Public Offering	3.450	18.73	(3)	64
5/17/17 to 6/22/17	ATM	1.376	22.71	(4)	31

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the price per share at which the underwriters in our public offerings purchased our shares.

(4)	Represents the average price per share at which investors in our ATM offerings purchased our shares.
Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2020. During the three months ended March 31, 2018, our board of directors awarded employees and directors 49,620 shares of restricted stock and restricted stock units that vest in 2019. As of March 31, 2018, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.

For the three months ended March 31, 2018, we recorded $2 million of equity-based compensation expense as compared to $3 million for the three ended March 31, 2017. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $10 million as of March 31, 2018. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately two years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	452,864	19.06	8.6
Vested	(230,424)	14.41	(3.3)
Forfeited	(4,519)	18.72	(0.1)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	49,620	18.68	0.9
Vested	(256,618)	18.92	(4.8)
Forfeited	(79,655)	18.97	(1.5)
Ending Balance — March 31, 2018	1,112,940	$18.66	$20.8
A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	—	$—	$—
Granted	257,284	18.99	4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	—	—	—
Vested	(868)	18.99	—
Forfeited	(14,654)	18.99	(0.3)
Ending Balance — March 31, 2018	240,184	$18.99	$4.6

12.	Earnings per Share of Common Stock
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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
Numerator:	2018	2017
	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$(1.2)	$7.2
Less: Dividends paid on participating securities	(0.5)	(0.6)
Undistributed earnings attributable to participating securities	—	—
Net income (loss) attributable to controlling stockholders	$(1.7)	$6.6
Denominator:
Weighted-average number of common shares — basic	51,710,910	47,497,107
Weighted-average number of common shares — diluted	51,710,910	47,497,107
Basic earnings per common share	$(0.03)	$0.14
Diluted earnings per common share	$(0.03)	$0.14
Other Information:
Weighted-average number of OP units	283,963	284,992
Unvested restricted common stock outstanding (i.e. participating securities)	1,112,940	1,551,243

13. Equity Method Investments

We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized a net loss from our equity method investments of $2.3 million during the three months ended March 31, 2018, respectively, as compared to income of $4.2 million during the three months ended March 31, 2017. The net loss from our equity method investments for the three months ended March 31, 2018 was primarily the result of an HLBV allocation from one wind project, as discussed in Note 6. We describe our accounting for equity method investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	MM Solar Parent, LLC	Helix Fund I, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2017
Current assets	$3	$3	$1	$96	$103
Total assets	286	85	28	2,686	3,085
Current liabilities	1	5	—	66	72
Total liabilities	11	37	—	324	372
Members' equity	275	48	28	2,362	2,713
As of December 31, 2016
Current assets	5	3	—	73	81
Total assets	297	88	11	2,684	3,080
Current liabilities	1	4	—	39	44
Total liabilities	7	40	—	252	299
Members' equity	290	48	11	2,432	2,781
Income Statement
For the year ended December 31, 2017
Revenue	12	11	2	270	295
Income from continuing operations	(8)	4	1	(23)	(26)
Net income	(8)	4	1	(23)	(26)
For the year ended December 31, 2016
Revenue	13	12	—	262	287
Income from continuing operations	(6)	5	—	18	17
Net income	(6)	5	—	18	17

(1) Represents aggregated financial statement information for investments not separately presented.

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
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2017 as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 (collectively, our “2017 Form 10-K”) that was filed with the SEC.
Our Business

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

Our investments are focused on three markets:

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

We make equity investments in renewable energy projects operated by various renewable energy companies. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. We make debt investments in energy efficiency projects, which reduce the amount or cost of energy usage, and may also make debt investments in various projects or portfolios of projects. We are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our investments are generally also secured by the installed improvements or other real estate rights. We also own approximately 23,000 acres of land that are leased under long-term agreements to over 45 renewable energy projects, which we have recorded in our financial statements as real estate, and also have rights to payments from land leases for a diversified portfolio of over 50 wind and solar projects, which we have recorded in our financial statements as commercial receivables. We also have an equity method investment in a joint venture that owns land leased to several solar projects.
We focus on projects that use proven technology and that often have contractually committed agreements with an investment grade rated off-taker or counterparties. The off-taker or counterparty may be part of the wholesale electric power grid (“Grid Connected” or “GC”) such as a utility or electric user who has entered into a contractually committed agreement, such as a power purchase agreement (“PPA”), to purchase some, or all of, the power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life. In the case of distributed (building or facility specific) projects, which we refer to as ‘behind-the-meter’ (“Behind-the-Meter” or “BTM”), the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights.
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
We completed approximately $108 million of transactions during the three months ended March 31, 2018 compared to approximately $288 million during the same period in 2017. As of March 31, 2018, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio”. As of March 31, 2018, our Portfolio consisted of over 175 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We believe we have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As a result of increases in short term interest rates without a corresponding increase in long term rates which has resulted in a reduction in the difference in yield between short term interest rates and long-term interest rates known as a flattening of the yield curve, we will likely increase our use of these securitization structures in the short to mid-term. As of March 31, 2018, we managed approximately $2.8 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2018, we manage approximately $4.8 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as projects in which we may participate with other institutional investors. As of March 31, 2018, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed in the next 12 months, or at all, or with regard to any specific terms of such pipeline transactions.
As part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Agency to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. In addition to carbon emissions, investments are also screened for other environmental benefits such as water use reduction.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act.

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies and our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act. We provide a summary of the factors impacting our operating results in our 2017 Form 10-K under MD&A – Factors Impacting our Operating Results.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with U.S. GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Consolidation and equity method investments

•	Government and commercial receivables

•	Real estate

•	Investments

•	Securitization of receivables

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2017 Form 10-K and under Note 2 of this Form 10-Q.
Financial Condition and Results of Operation
Our Portfolio
Our Portfolio totaled approximately $2.0 billion as of March 31, 2018, and included approximately $1.0 billion of behind-the-meter assets, approximately $0.9 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 24% of our Portfolio consisted of unconsolidated equity ownership of renewable energy related projects and approximately 18% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 175 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 12 years as of March 31, 2018.
Our Portfolio included the following as of March 31, 2018:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and investments as of March 31, 2018:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$422	2018 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum (1)	390	2020 to 2046
Fixed-rate receivables, interest rates greater than 6.50% per annum	173	2018 to 2069
Receivables	985
Allowance for credit losses	—
Receivables, net of allowance	985
Fixed-rate investments, interest rates of less than 5.00% per annum	138	2019 to 2043
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	14	2028 to 2048
Total receivables and investments	$1,137

(1) Excludes fixed-rate receivables held-for-sale of $16 million.

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

	Three Months Ended March 31,
	2018	2017
	(dollars in millions)
Interest income, receivables	$13	$14
Average monthly balance of receivables	$980	$1,048
Average interest rate from receivables	5.2%	5.4%
Interest income, investments	$2	$1
Average monthly balance of investments	$153	$87
Average interest rate of investments	4.0%	4.3%
Rental income	$6	$4
Average monthly balance of real estate	$340	$231
Average yield on real estate	7.0%	7.1%
Average monthly balance of Portfolio	$1,473	$1,367
Average yield from Portfolio	5.5%	5.6%
Interest expense (1)	$14	$10
Average monthly balance of debt (1)	$1,225	$904
Average interest rate from debt (1)	4.7%	4.5%
Average interest spread (1)	0.8%	1.1%
Net investment margin (1)	1.6%	2.6%

(1)	Excludes the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2018:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (1)	$985	$24	$148	$283	$530
Investments	152	4	78	19	51
(1) Excludes receivables held-for-sale of $16 million.
See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2018,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2018,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2046.
Results of Operations
Comparison of the Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$13	$14	$(1)	(7)%
Interest income, investments	2	1	1	100%
Rental income	6	4	2	50%
Gain on sale of receivables and investments	6	4	2	50%
Fee income	1	1	—	—%
Total revenue	28	24	4	17%
Expenses
Interest expense	19	14	5	36%
Compensation and benefits	5	5	—	—%
General and administrative	3	2	1	50%
Total expenses	27	21	6	29%
Income before equity method investments	1	3	(2)	(67)%
Income (loss) from equity method investments	(2)	4	(6)	(150)%
Income (loss) before income taxes	(1)	7	(8)	(114)%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	$(1)	$7	$(8)	(114)%

•
Net income decreased by approximately $8 million as a result of a $4 million increase in total revenue, offset by a $6 million decrease in income from equity method investments and a $6 million increase in total expenses. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•	A $1 million decrease in interest income from receivables was offset by a $1 million increase in interest income from investments.

•
Rental income grew by approximately $2 million due to incremental additions to the real estate portfolio. In addition, gain on sale of receivables and investments and fee income grew by $2 million primarily due to an increase in securitization activity during the three months ended March 31, 2018, when compared to the same period in 2017.

•
Interest expense increased by $5 million primarily due to higher average outstanding borrowings, including higher fixed rate debt and an increase in interest rates during the three months ended March 31, 2018, when compared to the same period in 2017.

•	General and administrative expenses increased by $1 million due to an increase in transaction specific costs and other administrative costs.

•
Income from equity method investments decreased by $6 million due primarily to the recognition of our portion of a project-level write-down which was recognized from one of our renewable energy investments.

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

Core Earnings

We calculate core earnings as GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
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
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss are also impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the operators of the project are allocated gains of a similar amount. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations.
The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this adjustment to our GAAP net income (loss) in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments.
For the three months ended March 31, 2018, we recognized a $2 million loss under GAAP for our equity investments in renewable energy projects. We reversed the GAAP loss and recorded $11 million for core earnings as discussed above to reflect our return on capital from these investments for the three months ended March 31, 2018, respectively. This compares to the collected cash distributions from these equity method investments of approximately $30 million, for the three months ended March 31, 2018, with the difference between core earnings and cash collected representing a return of capital.

We believe that core earnings provides an additional measure of our core operating performance by eliminating the impact of certain non-cash expenses and facilitating a comparison of our financial results to those of other comparable companies with fewer or no non-cash charges and comparison of our own operating results from period to period. Our management uses core earnings in this way. We believe that our investors also use core earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of core earnings is useful to our investors.

However, core earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss) (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to similar metrics reported by other REITs.
We have calculated our core earnings for the three months ended March 31, 2018 and March 31, 2017. The table below provides a reconciliation of our GAAP net income (loss) to core earnings:

	Three Months Ended March 31,
	2018		2017
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders	$(1,223)	$(0.03)	$7,199	$0.14
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	2,285		(4,171)
Add back core equity method investments earnings	10,592		9,349
Non-cash equity-based compensation charges	1,845		2,569
Amortization of intangibles	783		507
Current year earnings attributable to non-controlling interest	(5)		43
Core earnings (1)	$14,277	$0.27	$15,496	$0.32

(1)
Core earnings per share is based on 53,549,878 shares for the three months ended March 31, 2018 and 49,080,573 shares for the three months ended March 31, 2017, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

Managed Assets
As we both consolidate assets on our balance sheet and securitize assets, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized receivables are not sold. We believe that our managed asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, investments and residual assets in securitized receivables reported on our consolidated balance sheet. Our non-GAAP managed assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP Portfolio to our managed assets:

	As of
	March 31, 2018	December 31, 2017
	(dollars in millions)
Equity method investments	$490	$523
Government receivables	514	519
Commercial receivables	471	474
Receivables held-for sale	16	19
Real estate	340	341
Investments	152	151
Assets held in securitization trusts	2,790	2,709
Managed Assets	$4,773	$4,736
Credit losses as a percentage of assets under management	0.0%	0.0%

Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make investments in sustainable infrastructure, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments through the use of equity and non-recourse or recourse debt, including off-balance sheet securitization structures.

In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum cumulative advances of $700 million. Since that time, we have entered into a number of amendments, including in June 2017, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of March 31, 2018, we have used $70 million of the $500 million of borrowing capacity and have utilized approximately $1.2 billion of the maximum cumulative advances of $1.5 billion.
As of March 31, 2018, we had approximately $1.2 billion of non-recourse borrowings, as well as $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of March 31, 2018, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.8 billion.
Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We continue to provide details on the greenhouse gas emissions ("GHG") saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. For further information on the credit facility, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-Q.

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

The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.3 to 1 as of March 31, 2018, which is below our target ratio of 2.5 to 1. We will continue to evaluate the appropriate level of debt and may, over time, incur additional debt which will allow us to achieve our targeted debt levels. Our percentage of fixed rate debt was approximately 92% as of March 31, 2018, above the high end of our targeted fixed rate debt percentage range of approximately 60% to 85%, in anticipation of a trend to higher interest rates.

The calculation of our debt at fixed rates and leverage is shown in the chart below:

	March 31, 2018	% of Total	December 31, 2017	% of Total
	(in millions)		(in millions)
Floating-rate borrowings	$120	8%	$110	8%
Fixed-rate debt	1,311	92%	1,318	92%
Total debt (1)	$1,431	100%	$1,428	100%
Equity	$627		$643
Leverage	2.3 to 1		2.2 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facility and approximately $50 million and $40 million of non-recourse debt with floating rate exposure as of March 31, 2018 and December 31, 2017, respectively. Approximately $32 million of the March 31, 2018 and December 31, 2017 floating rate exposure is hedged beginning in 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $117 million and $118 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2018 and December 31, 2017, respectively.
Cash flows relating to operating activities

Net cash provided by operating activities was approximately $5 million for the three months ended March 31, 2018, driven primarily by net loss of $1 million and adjustments for non-cash and other items of $6 million. The non-cash and other adjustments consisted of increases of $9 million related to equity method investments, $4 million of depreciation and amortization, $3 million related to receivables held-for-sale, and $2 million related to equity-based compensation. These were offset by $7 million related to gains on securitizations and $5 million of other items.

Net cash provided by operating activities was approximately $5 million for three months ended March 31, 2017, driven primarily by net income of $7 million offset by adjustments for non-cash and other items of $2 million. The non-cash and other adjustments consisted of increases of $3 million of depreciation and amortization and $2 million related to equity based compensation. These were offset by $4 million related to gains on securitizations, $1 million related to equity method investments and $2 million of other items.
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $26 million for three months ended March 31, 2018. We made $7 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $10 million and had $1 million of other outflows. We collected $24 million from equity method investments representing the return of capital determined under GAAP, $11 million from receivables and fixed rate debt-securities, and withdrew $9 million from escrow accounts.

Net cash used in investing activities was $222 million for the three months ended March 31, 2017. We made $107 million of investments in real estate, $98 million of equity method investments, $46 million of investments in receivables and fixed rate debt-securities and had $29 million of other outflows. We collected $32 million from receivables and fixed rate debt-securities, $14 million from equity method investments representing the return of capital determined under GAAP and $12 million from sales of receivables.
Cash flows relating to financing activities
Net cash used in financing activities was approximately $33 million for the three months ended March 31, 2018. We had non-recourse debt borrowings of $31 million. We made $29 million of principal payments on non-recourse debt, $17 million of payments on deferred funding obligations and paid $18 million of dividends, distributions and other.

Net cash provided by financing activities was approximately $240 million for the three months ended March 31, 2017. We borrowed $236 million from our credit facilities and $114 million of non-recourse debt. We received proceeds of $68 million from the issuance of our common stock. We made payments of $112 million on our credit facilities, $16 million of principal payments on non-recourse debt, $30 million of deferred funding obligations and $20 million of dividends, distributions and other.
Off-Balance Sheet Arrangements

We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $53 million as of March 31, 2018, that may be at risk in the event of defaults or prepayments in our securitization trusts and breaches of the accuracy of certain limited representations and, warranties and breaches of covenants regarding our activities with regard to certain of our interests, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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

To the extent that we generate taxable income, distributions to our stockholders generally will be taxable as ordinary income, although all or a portion of such distributions may be designated by us as a qualified dividend or capital gain. Beginning in 2018 (and through taxable years ending in 2025), a deduction is permitted for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. In the event we make distributions to our stockholders in excess of our taxable income, the excess will constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.
The dividends declared in 2017 and 2018 are described under Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2018, we carried only our investments, interest rate swaps and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of March 31, 2018, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Credit Risks

We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as obligors such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to further increase, as our strategy increasingly includes mezzanine debt, real estate or equity investments. We seek to manage credit risks using thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 of our financial statements included in this Form 10-Q.
Interest Rate and Borrowing Risks
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facility, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.

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

Our credit facility contains variable rate loans with approximately $70 million outstanding as of March 31, 2018 and we have approximately $50 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $120 million in variable rate borrowings by $0.1 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 of the financial statements in this Form 10-Q.
Liquidity and Concentration Risk
The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Each of our projects typically have one obligor and thus we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. See also “Credit Risks” above.

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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the approximately $4 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter-party, credit, capital availability and refinancing risks.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2018, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2018, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2018, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2017 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2018, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes all of our repurchases of common stock during 2018. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2018	2,879	20.54	N/A	N/A
March 2018	97,206	18.13	N/A	N/A

We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the three months ended March 31, 2018.

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

10.1*	Letter Agreement, dated as of April 5, 2018, between M. Rhem Wooten, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 4, 2018	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 4, 2018	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President