Form 10-Q
period 2018-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2018-08-03
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 54,041,095 shares of common stock, par value $0.01 per share, outstanding as of July 30, 2018 (which includes 1,312,768 shares of unvested restricted common stock).

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

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2018 (unaudited)	December 31, 2017
Assets
Equity method investments	$461,159	$522,615
Government receivables	511,700	519,485
Commercial receivables	468,402	473,452
Receivables held-for-sale	18,078	19,081
Real estate	355,200	340,824
Investments	153,612	151,209
Cash and cash equivalents	41,812	57,274
Other assets	208,044	166,232
Total Assets	$2,218,007	$2,250,172
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$24,772	$25,645
Deferred funding obligations	97,685	153,308
Credit facility	102,939	69,922
Non-recourse debt (secured by assets of $1,503 million and $1,545 million, respectively)	1,198,256	1,210,861
Convertible notes	147,959	147,655
Total Liabilities	1,571,611	1,607,391
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 52,728,327 and 51,665,449 shares issued and outstanding, respectively	527	517
Additional paid in capital	789,129	770,983
Accumulated deficit	(150,624)	(131,251)
Accumulated other comprehensive income (loss)	3,855	(1,065)
Non-controlling interest	3,509	3,597
Total Stockholders’ Equity	646,396	642,781
Total Liabilities and Stockholders’ Equity	$2,218,007	$2,250,172

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Interest income, receivables	$12,756	$13,637	$25,604	$27,755
Interest income, investments	1,589	1,358	3,129	2,301
Rental income	5,967	4,863	11,909	8,972
Gain on sale of receivables and investments	14,208	7,726	20,465	11,675
Fee income	1,306	691	2,627	1,372
Total revenue	35,826	28,275	63,734	52,075
Expenses
Interest expense	19,033	15,361	37,744	29,144
Compensation and benefits	6,335	5,659	11,656	10,385
General and administrative	3,535	3,139	6,336	5,327
Total expenses	28,903	24,159	55,736	44,856
Income before equity method investments	6,923	4,116	7,998	7,219
Income (loss) from equity method investments	10,583	8,377	8,298	12,548
Income (loss) before income taxes	17,506	12,493	16,296	19,767
Income tax (expense) benefit	(153)	(83)	(171)	(114)
Net income (loss)	$17,353	$12,410	$16,125	$19,653
Net income (loss) attributable to non-controlling interest holders	91	70	86	114
Net income (loss) attributable to controlling stockholders	$17,262	$12,340	$16,039	$19,539
Basic earnings per common share	$0.32	$0.23	$0.29	$0.38
Diluted earnings per common share	$0.32	$0.23	$0.29	$0.38
Weighted average common shares outstanding—basic	52,051,253	50,573,996	51,882,021	49,044,051
Weighted average common shares outstanding—diluted	52,051,253	50,573,996	51,882,021	49,044,051

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$17,353	$12,410	$16,125	$19,653
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million in each of the three and six month periods ended 2018 and 2017, respectively	(303)	2,149	(3,032)	2,621
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in each of the three and six month periods ended 2018 and 2017, respectively	2,082	(2,792)	7,979	(1,804)
Comprehensive income (loss)	19,132	11,767	21,072	20,470
Less: Comprehensive income (loss) attributable to non-controlling interest holders	101	67	113	118
Comprehensive income (loss) attributable to controlling stockholders	$19,031	$11,700	$20,959	$20,352

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$16,125	$19,653
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,436	6,058
Equity-based compensation	5,225	5,553
Equity method investments	5,572	(6,938)
Non-cash gain on securitization	(16,009)	(11,061)
Gain on sale of receivables and investments	—	(1,655)
Changes in receivables held-for-sale	3,143	—
Changes in accounts payable and accrued expenses	(766)	2,168
Other	(6,207)	(129)
Net cash provided by (used in) operating activities	14,519	13,649
Cash flows from investing activities
Equity method investments	(347)	(214,537)
Equity method distributions received	56,353	33,772
Purchases of receivables	(3,466)	(80,921)
Principal collections from receivables	16,912	55,513
Proceeds from sales of receivables	—	51,389
Purchases of real estate	(15,842)	(118,963)
Purchases of investments	(6,384)	(10,991)
Principal collections from investments	682	1,225
Funding of escrow accounts	(21,518)	—
Withdrawal from escrow accounts	14,660	—
Other	(728)	(5,285)
Net cash provided by (used in) investing activities	40,322	(288,798)
Cash flows from financing activities
Proceeds from credit facilities	32,938	277,612
Principal payments on credit facilities	—	(168,801)
Proceeds from issuance of non-recourse debt	46,673	258,189
Principal payments on non-recourse debt	(62,067)	(27,704)
Payments on deferred funding obligations	(57,039)	(73,927)
Net proceeds of common stock issuances	15,332	98,399
Payments of dividends and distributions	(35,277)	(33,020)
Other	(3,447)	(9,167)
Net cash provided by (used in) financing activities	(62,887)	321,581
Increase (decrease) in cash, cash equivalents, and restricted cash	(8,046)	46,432
Cash, cash equivalents, and restricted cash at beginning of period	118,177	59,144
Cash, cash equivalents, and restricted cash at end of period	$110,131	$105,576
Interest paid	$33,284	$21,088
Non-cash changes in deferred funding obligations (financing activity)	1,674	175,970
Non-cash changes in receivables and investments (investing activity)	—	(175,970)
Non-cash changes in residual assets (investing activity)	(16,883)	(11,061)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2018

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
These equity investments in renewable energy projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of those entities in which we invest. Our maximum exposure to loss associated with the continued operation of the underlying projects in our equity method investments is limited to our recorded value of our investments. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements which contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Intercompany gains and losses are eliminated for an amount equal to our interest and are reflected in our share of income or loss from equity method investments in the consolidated statements of operations. Cash distributions received from these equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our consolidated statements of cash flows. We have elected to recognize earnings from these investments one quarter in arrears to allow for the receipt of financial information.
We have also made an investment in a joint venture which holds land under solar projects that we have determined to be a voting interest entity. This investment entitles us to receive an equal percentage of both cash distributions and profit and loss under the terms of the LLC operating agreement. The investment is accounted for under the equity method of accounting with our portion of income being recognized in income (loss) from equity method investments in the period in which the income is earned. Cash distributions received from this equity method investment are classified as operating activities to the extent of cumulative earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which is classified as operating activities are classified as investing activities in our consolidated statements of cash flows.
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
If a receivable is considered to be impaired, we will determine if an allowance should be recorded. We will record an allowance if the present value of expected future cash flows discounted at the receivable’s contractual effective rate is less than its carrying value. This estimate of cash flows may include the currently estimated fair market value of the collateral less estimated selling costs if repayment is expected from the collateral. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts.
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to the ongoing operation of leases where we are the lessor, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, an identified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities at any time. Lessees and lessors may apply either a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or may recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance allows for certain practical expedients to transition, which if elected, would allow us to continue to use our previous lease classification conclusions and continue to classify the leases that exist at the date of adoption based on their pre-existing classification. The changes in guidance could result in a different accounting treatment for certain of our operating leases as lessors of real estate. We are currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements and related disclosures.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of ASU 2016-13 will have on our consolidated financial statements and related disclosures.
Other accounting standards updates issued before August 3, 2018 and effective after June 30, 2018 are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2018 and December 31, 2017, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

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

	As of June 30, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$494	$512	Level 3
Commercial receivables	447	468	Level 3
Receivables held-for-sale	18	18	Level 3
Investments (1)	154	154	Level 3
Securitization residual assets (2)	62	62	Level 3
Derivative assets	8	8	Level 2
Liabilities
Credit facility	$103	$103	Level 3
Non-recourse debt (3)	1,202	1,223	Level 3
Convertible notes (3)	146	152	Level 2

(1)	The amortized cost of our investments as of June 30, 2018 was $159 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value excludes unamortized debt issuance costs.

	As of December 31, 2017
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$519	$519	Level 3
Commercial receivables	464	473	Level 3
Receivables held-for-sale	20	19	Level 3
Investments (1)	151	151	Level 3
Securitization residual assets (2)	45	45	Level 3
Liabilities
Credit facility	$70	$70	Level 3
Non-recourse debt (3)	1,239	1,238	Level 3
Convertible notes (3)	156	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2017 was $153 million.
(2)    Included in other assets on the consolidated balance sheet.
(3)    Fair value and carrying value excludes unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(in millions)
Balance, beginning of period	$152	$125	$151	$58
Purchases of investments	3	1	6	67
Payments on investments	(1)	(1)	(1)	(1)
Unrealized gains (losses) on investments recorded in AOCI	—	1	(2)	2
Balance, end of period	$154	$126	$154	$126
The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2018	$105	$44	$3	$2
December 31, 2017	26	46	1	2
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of June 30, 2018 and December 31, 2017.
Interest Rate Swap Agreements
The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of June 30, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

	June 30, 2018	December 31, 2017
	(in millions)
Cash deposits	$42	$57
Restricted cash deposits (included in other assets)	68	61
Total cash deposits	$110	$118
Amount of cash deposits in excess of amounts federally insured	$109	$116

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the six months ended June 30, 2018. No OP units were exchanged for either cash or shares of our common stock during the six months ended June 30, 2017. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the six months ended June 30,
	2018	2017
	(in millions)
Gains on securitizations	$20	$12
Purchase of receivables securitized	286	195
Proceeds from securitizations	306	207
Residual and servicing assets included in other assets	62	29
Cash received from residual and servicing assets	2	3
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
As of June 30, 2018 and December 31, 2017, our managed assets totaled $4.9 billion and $4.7 billion, respectively, of which $2.9 billion and $2.7 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2018 or 2017. As of June 30, 2018, there was approximately $1.4 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6.	Our Portfolio
As of June 30, 2018, our Portfolio included approximately $2.0 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of June 30, 2018:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$439	$439
Receivables (4)	512	460	8	980	—	980
Receivables held-for-sale	18	—	—	18	—	18
Real estate (5)	—	355	—	355	22	377
Investments	102	52	—	154	—	154
Total	$632	$867	$8	$1,507	$461	$1,968
% of Debt and real estate portfolio	42%	57%	1%	100%	N/A	N/A
Average remaining balance (6)	$11	$9	$4	$10	$17	$11

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $394 million of U.S. federal government transactions and $238 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $10 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade receivables include $310 million of internally rated residential solar loans made on a non-recourse basis to special purpose subsidiaries of the SunPower Corporation (“SunPower”), for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its other subsidiaries.

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

(6)	Excludes approximately 150 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $57 million.

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of June 30, 2018, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Vento I, LLC	$98
Various	Northern Frontier, LLC	97
December 2015	Buckeye Wind Energy Class B Holdings, LLC	70
October 2016	Invenergy Gunsight Mountain Holdings, LLC	38
June 2016	MM Solar Holdings, LLC	29
Various	Helix Fund I, LLC	24
Various	Other transactions	105
	Total equity method investments	$461
An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the 2017 hurricanes. Although there can be no assurance in this regard, we believe that the project’s insurance as well as other existing assets in the project will be sufficient to recover our investment of approximately $11 million through either rebuilding the project or returning our invested capital.
As of December 31, 2017, we held a $25 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a power purchase agreement and some operational issues. As disclosed in our 2017 Form 10-K, in February 2018, the sponsor indicated they would be recording a material write-down of the project within their 2017 annual financial statements due to these issues. As we account for this investment one quarter in arrears, we recognized an $8 million non-cash HLBV loss in the first quarter of 2018. There were no additional write-downs of the project recorded by us during the three months ended June 30, 2018. Although there can be no assurance in this regard, we believe there are sufficient cash flows to recover our $15 million carrying value of this investment as of June 30, 2018.
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of June 30, 2018 or December 31, 2017.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2018:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$980	$1	$19	$68	$892
Weighted average yield by period	5.1%	2.4%	5.8%	4.6%	5.1%
Investments
Maturities by period	$154	$—	$65	$14	$75
Weighted average yield by period	4.0%	N/A	3.6%	4.0%	4.4%
Our non-investment grade assets consist of two commercial receivables with a carrying value of approximately $8 million as of June 30, 2018 that became past due in the second quarter of 2017. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects and we continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of June 30, 2018. We have determined that the assets are impaired and placed them on non-accrual status.
Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of June 30, 2018 or December 31, 2017. There was no provision for credit losses or troubled debt restructurings as of June 30, 2018 or December 31, 2017.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
	(in millions)
Real estate
Land	$259	$247
Lease intangibles	103	99
Accumulated amortization of lease intangibles	(7)	(5)
Real estate	$355	$341
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
As of June 30, 2018, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2018 to December 31, 2018	$2	$11
2019	3	21
2020	3	21
2021	3	21
2022	3	21
2023	3	23
Thereafter	79	762
Total	$96	$880
Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $98 million and $153 million as of June 30, 2018 and December 31, 2017, respectively. We have secured financing for, or placed in escrow, approximately $80 million and $90 million of the deferred funding obligations as of June 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, we had pledged approximately $29 million of our equity method investments as collateral for a deferred funding obligation of $20 million, which was fully funded in the second quarter of 2018.

The outstanding deferred funding obligations to be paid are as follows:

Deferred Funding Obligations
(in millions)
From July 1, 2018 to December 31, 2018	$41
2019	36
2020	16
2021	5
Total	$98

7.	Credit Facility
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
The following table provides additional detail on our credit facility as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(dollars in millions)
Outstanding balance	$103	$70
Value of collateral pledged to credit facility	291	252
Weighted average short-term borrowing rate	3.6%	3.0%
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
We have approximately $3 million of remaining unamortized costs associated with the credit facility that have been capitalized and included in other assets on our balance sheet, and are being amortized on a straight-line basis over the term of the credit facility. On each monthly payment date, the Borrowers shall also pay to the administrative agent, for the benefit of the lenders, certain availability fees for each loan agreement equal to 0.50%, divided by 360, multiplied by the excess of the available borrowing capacity under each component of the credit facility over the actual amount borrowed under such component.

The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2018 and December 31, 2017.
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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of					Anticipated Balance at Maturity	Value of Assets Pledged as of
	June 30, 2018	December 31, 2017	Interest Rate		Maturity Date		June 30, 2018	December 31, 2017	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$67	$67	2.79%		December 2019	$57	$87	$86	Receivables
ABS Loan Agreement	77	81	5.74%		September 2021	17	67	79	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	92	94	4.28%		October 2034	—	135	137	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	14	5.41%		October 2034	—	135	137	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	145	180	4.12%		January 2023	—	174	226	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	34	36	6.42%	(1)	December 2023	—	70	68	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	138	143	4.92%		December 2020	127	168	171	Residential solar receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	120	121	5.41%	(1)	November 2021	106	142	143	Residential solar receivables, related interest rate swaps
HASI SYB Trust 2016-2	80	81	4.35%		April 2037	—	85	86	Receivables
2017 Master Repurchase Agreement	47	35	5.00%	(1)	July 2019	42	54	38	Receivables and investments
HASI ECON 101 Trust	134	134	3.57%		May 2041	—	136	140	Receivables and investments
HASI SYB Trust 2017-1	161	162	3.86%		March 2042	—	208	209	Receivables, real estate and real estate intangibles
Other non-recourse debt (2)	115	90	2.26% - 7.45%		2018 to 2046	18	177	162	Receivables
Debt issuance costs	(25)	(27)
Non-recourse debt (3)	$1,198	$1,211

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

(3)
The total collateral pledged against our non-recourse debt was $1,503 million and $1,545 million as of June 30, 2018 and December 31, 2017, respectively. In addition, $68 million and $59 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of June 30, 2018 and December 31, 2017, respectively.

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
In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges:

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	Term
			(dollars in millions)
HASI SYB Loan Agreement 2015-2	3 month Libor	1.52%	$30	$31	$0.1	$0.1	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month Libor	2.55%	29	29	0.3	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month Libor	2.34%	119	119	2.3	—	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month Libor	1.88%	112	120	3.3	1.1	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month Libor	2.73%	107	107	0.9	(1.1)	November 2021 to October 2032
2017 Master Repurchase Agreement	3 month Libor	2.42%	32	32	0.7	—	August 2019 to March 2033
Total			$429	$438	$7.6	$(0.1)
The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of June 30, 2018 and December 31, 2017, all of our derivatives were designated as hedging instruments which were deemed to be effective. The following is a presentation of the total balance of the financial statement line item related to our hedging activities in our consolidated statements of operations and the impact of our hedges that is included in this total balance.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total interest expense	$19,033	$15,361	$37,744	$29,144
Impact of hedging	(143)	264	$(88)	$597
The stated minimum maturities of non-recourse debt as of June 30, 2018, were as follows:

Future minimum maturities
(in millions)
July 1, 2018 to December 31, 2018	$43
2019	158
2020	180
2021	156
2022	27
2023	62
Thereafter	597
Total minimum maturities	$1,223
Deferred financing costs, net	(25)
Total non-recourse debt	$1,198
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
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. The convertible notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7107 shares for each $1,000 principal amount of convertible notes which is equal to a total of approximately 5.5 million shares with an initial conversion price of $27.24. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder. As of June 30, 2018, none of these dilutive events have occurred and the conversion rate remains at the initial rate.
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
The following table presents a summary of the components of the convertible notes:

	June 30, 2018	December 31, 2017
	(in millions)
Principal	$150	$150
Accrued interest	2	3
Less:
Unamortized financing costs	(4)	(5)
Carrying value of convertible notes	$148	$148
During the three and six months ended June 30, 2018, we recorded $2 million and $4 million in interest expense related to the convertible notes, respectively.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

10.    Income Tax
We recorded a tax expense of approximately $0.2 million for the three and six months ended June 30, 2018 and $0.1 million for the three months and six months ended June 30, 2017. For the three and six months ended June 30, 2018 and 2017, our income tax expense was determined using federal rates of 21% and 35%, respectively, and combined state rates, net of federal benefit, of 3% and 5%, respectively.
The Tax Cuts and Jobs Act ("TCJA"), signed into law on December 22, 2017, made significant changes to the U.S federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. We have included a provision in our consolidated financial statements to estimate the impact of the TCJA, specifically including the impact of the change in rates on our deferred tax assets and liabilities. Additionally, the income and cash allocations received from our equity method investments in renewable energy projects are determined in part based on certain tax assumptions. As a result, certain of our partners’ allocations in these projects may be affected by the changes that may impact our income allocations determined under the HLBV method. Therefore, we consider allocations from these equity method investments to be provisional. We made no measurement period adjustments related to the impact of changes as a result of the TCJA during the three and six months ended June 30, 2018. We continue to evaluate the impact of the TCJA and will finalize our assessment in 2018.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2017 and 2018:

Announced Date	Record Date		Pay Date	Amount per share
3/15/2017	4/5/2017		4/13/2017	$0.33
6/1/2017	7/6/2017		7/13/2017	0.33
9/12/2017	10/5/2017		10/16/2017	0.33
12/12/2017	12/26/2017	(1)	1/11/2018	0.33
2/21/2018	4/4/2018		4/12/2018	0.33
5/31/2018	7/5/2018		7/12/2018	0.33

(1)	This dividend was treated as a distribution in 2018 for tax purposes.
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

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
1/20/17 to 2/2/17	ATM	0.197	$19.18	(3)	$4
3/10/17	Public Offering	3.450	18.73	(4)	64
5/17/17 to 6/22/17	ATM	1.376	22.71	(3)	31
5/18/18 to 6/25/18	ATM	0.834	18.76	(3)	15

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings is shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the average price per share at which investors in our ATM offerings purchased our shares.

(4)	Represents the price per share at which the underwriters in our public offerings purchased our shares.

Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2021. During the six months ended June 30, 2018, our board of directors awarded employees and directors 548,633 shares of restricted stock and restricted stock units that vest from 2019 to 2021. As of June 30, 2018, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.
For the three and six months ended June 30, 2018, we recorded $3 million and $5 million, respectively, of equity-based compensation expense as compared to $3 million and $6 million, respectively, for the three and six months ended June 30, 2017. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $15 million as of June 30, 2018. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	452,864	19.06	8.6
Vested	(230,424)	14.41	(3.3)
Forfeited	(4,519)	18.72	(0.1)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	377,117	19.05	7.2
Vested	(368,712)	18.87	(7.0)
Forfeited	(95,230)	18.92	(1.8)
Ending Balance — June 30, 2018	1,312,768	$18.77	$24.6
A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	—	$—	$—
Granted	257,284	18.99	4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	171,516	20.24	3.4
Vested	(20,368)	18.99	(0.4)
Forfeited	(17,346)	19.01	(0.3)
Ending Balance — June 30, 2018	389,508	$19.54	$7.6

12.Earnings per Share of Common Stock
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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2018	2017	2018	2017
	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$17.3	$12.3	$16.0	$19.5
Less: Dividends paid on participating securities	(0.4)	(0.4)	(0.9)	(0.9)
Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders	$16.9	$11.9	$15.1	$18.6
Denominator:
Weighted-average number of common shares — basic	52,051,253	50,573,996	51,882,021	49,044,051
Weighted-average number of common shares — diluted	52,051,253	50,573,996	51,882,021	49,044,051
Basic earnings per common share	$0.32	$0.23	0.29	0.38
Diluted earnings per common share	$0.32	$0.23	0.29	0.38
Other Information:
Weighted-average number of OP units	281,289	284,992	282,619	284,992
Unvested restricted common stock outstanding (i.e. participating securities)			1,312,768	1,416,629

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized income from our equity method investments of $10.6 million and $8.3 million during the three and six months ended June 30, 2018, respectively, as compared to income of $8.4 million and $12.5 million during the three and six months ended June 30, 2017.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	MM Solar Parent, LLC	Helix Fund I, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2018
Current assets	$3	$2	$1	$10	$16
Total assets	283	84	28	210	605
Current liabilities	1	5	—	13	19
Total liabilities	11	35	—	36	82
Members' equity	272	49	28	174	523
As of December 31, 2017
Current assets	3	3	1	16	23
Total assets	286	85	28	219	618
Current liabilities	1	5	—	22	28
Total liabilities	11	37	—	45	93
Members' equity	275	48	28	174	525
Income Statement
For the three months ended March 31, 2018
Revenue	4	3	—	5	12
Income from continuing operations	(1)	1	—	(1)	(1)
Net income	(1)	1	—	(1)	(1)
For the three months ended March 31, 2017
Revenue	3	3	—	5	11
Income from continuing operations	(2)	1	—	(4)	(5)
Net income	(2)	1	—	(4)	(5)
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

We make equity investments in renewable energy projects operated by various renewable energy companies. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. We make debt investments in energy efficiency projects, which reduce the amount or cost of energy usage, and may also make debt investments in various projects or portfolios of projects. We are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our investments are generally also secured by the installed improvements or other real estate rights. We also own over 23,000 acres of land that are leased under long-term agreements to over 45 renewable energy projects, which we have recorded in our financial statements as real estate, and also have rights to payments from land leases for a diversified portfolio of over 50 wind and solar projects, which we have recorded in our financial statements as commercial receivables. We also have an equity method investment in a joint venture that owns land leased to several solar projects.
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
We completed approximately $200 million and $308 million of transactions during the three and six months ended June 30, 2018 compared to approximately $400 million and $690 million during the same periods in 2017. As of June 30, 2018, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio”. As of June 30, 2018, our Portfolio consisted of over 175 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We believe we have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies over the past several years. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As a result of increases in short term interest rates without a corresponding increase in long term rates which has resulted in a reduction in the difference in yield between short term interest rates and long-term interest rates known as a flattening of the yield curve, we will likely increase our use of these securitization structures in the short to mid-term. As of June 30, 2018, we managed approximately $2.9 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2018, we manage approximately $4.9 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as projects in which we may participate with other institutional investors. As of June 30, 2018, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed in the next 12 months, or at all, or with regard to any specific terms of such pipeline transactions.
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
Our Portfolio totaled approximately $2.0 billion as of June 30, 2018, and included approximately $1.0 billion of behind-the-meter assets, approximately $0.9 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 22% of our Portfolio consisted of unconsolidated equity ownership of renewable energy related projects and approximately 19% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 175 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 12 years as of June 30, 2018.
Our Portfolio included the following as of June 30, 2018:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and investments as of June 30, 2018:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum (1)	$419	2018 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum (2)	390	2020 to 2046
Fixed-rate receivables, interest rates greater than 6.50% per annum	171	2019 to 2069
Receivables	980
Allowance for credit losses	—
Receivables, net of allowance	980
Fixed-rate investments, interest rates of less than 5.00% per annum	138	2019 to 2043
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	16	2028 to 2048
Total receivables and investments	$1,134
(1)     Excludes fixed-rate receivables held-for-sale of $2 million.
(2)    Excludes fixed-rate receivables held-for-sale of $16 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in millions)
Interest income, receivables	$13	$14	$26	$28
Average monthly balance of receivables	$978	$995	$980	$1,014
Average interest rate from receivables	5.2%	5.5%	5.2%	5.5%
Interest income, investments	$2	$1	$3	$2
Average monthly balance of investments	$157	$128	$155	$108
Average interest rate of investments	4.1%	4.3%	4.0%	4.2%
Rental income	$6	$5	$12	$9
Average monthly balance of real estate	$341	$282	$340	$257
Average yield on real estate	7.0%	6.9%	7.0%	7.0%
Average monthly balance of Portfolio	$1,475	$1,405	$1,476	$1,379
Average yield from Portfolio	5.5%	5.7%	5.5%	5.7%
Interest expense (1)	$15	$12	$29	$22
Average monthly balance of debt (1)	$1,243	$1,001	$1,234	$953
Average interest rate from debt (1)	4.8%	4.6%	4.7%	4.6%
Average interest spread (1)	0.7%	1.1%	0.8%	1.1%
Net investment margin (1)	1.5%	2.4%	1.5%	2.5%

(1)	Excludes the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2018:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (1)	$980	$26	$153	$285	$516
Investments	154	67	15	21	51
(1) Excludes receivables held-for-sale of $18 million.
See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2018,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2018,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2046.

Results of Operations
Comparison of the Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$13	$14	$(1)	(7)%
Interest income, investments	2	1	1	100%
Rental income	6	5	1	20%
Gain on sale of receivables and investments	14	7	7	100%
Fee income	1	1	—	—%
Total revenue	36	28	8	29%
Expenses
Interest expense	19	15	4	27%
Compensation and benefits	6	6	—	—%
General and administrative	4	3	1	33%
Total expenses	29	24	5	21%
Income before equity method investments	7	4	3	75%
Income (loss) from equity method investments	11	8	3	38%
Income (loss) before income taxes	18	12	6	50%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	$18	$12	$6	50%

•
Net income increased by approximately $6 million as a result of a $8 million increase in total revenue and a $3 million increase in income from equity method investments, offset by a $5 million increase in total expenses. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue grew by $8 million as gain on sale of receivables and investments and fee income grew by $7 million primarily due to increased securitization activity during the three months ended June 30, 2018, when compared to the same period in 2017. Slightly higher interest income from investments and rental income offset slightly lower interest income from receivables for a net increase of $1 million as compared to the same period in the prior year.

•
Interest expense increased by $4 million primarily due to higher average outstanding borrowings, including higher fixed rate debt and an increase in interest rates during the three months ended June 30, 2018, when compared to the same period in 2017.

•	Compensation and benefits were flat in the quarter, while general and administrative expenses increased by $1 million due to an increase in the size of the company.

•	Income from equity method investments increased by $3 million due primarily to one-time allocations of income through HLBV as a result of changes in tax law.

Comparison of the Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$26	$28	$(2)	(7)%
Interest income, investments	3	2	1	50%
Rental income	12	9	3	33%
Gain on sale of receivables and investments	20	12	8	67%
Fee income	3	1	2	200%
Total revenue	64	52	12	23%
Expenses
Interest expense	38	29	9	31%
Compensation and benefits	12	11	1	9%
General and administrative	6	5	1	20%
Total expenses	56	45	11	24%
Income before equity method investments	8	7	1	14%
Income (loss) from equity method investments	8	13	(5)	(38)%
Income (loss) before income taxes	16	20	(4)	(20)%
Income tax (expense) benefit	—	—	—	—%
Net income (loss)	$16	$20	$(4)	(20)%

•
Net income decreased by approximately $4 million as a result of a $12 million increase in total revenue, offset by a $5 million decrease in income from equity method investments and a $11 million increase in total expenses. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue grew by $12 million as gain on sale of receivables and investments and fee income grew by $10 million, primarily due to an increase in securitization activity during the six months ended June 30, 2018, when compared to the same period in 2017. Slightly higher interest income from investments and rental income offset slightly lower interest income from receivables for a net increase of $2 million.

•
Interest expense increased by $9 million primarily due to higher average outstanding borrowings, including higher fixed rate debt and an increase in interest rates during the six months ended June 30, 2018, when compared to the same period in 2017.

•	Compensation and benefits and general and administrative expenses increased by $2 million due to an increase in the size of the company.

•
Income from equity method investments decreased by $5 million due primarily to the recognition of our portion of a project-level write-down which was recognized in the first quarter from one of our renewable energy investments.

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
Core Earnings
We calculate core earnings as GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-

time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
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
The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this core equity method investment earnings adjustment to our GAAP net income (loss) in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments.
For the three and six months ended June 30, 2018, we recognized income of $11 million and $8 million, respectively under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $10 million and $21 million, our core equity method investment earnings adjustments discussed above, to reflect our return on capital from these investments for the three and six months ended June 30, 2018, respectively. This compares to the collected cash distributions from these equity method investments of approximately $40 million and $70 million, for the three and six months ended June 30, 2018, with the difference between core earnings and cash collected representing a return of capital.
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

We have calculated our core earnings for the three and six months ended June 30, 2018 and June 30, 2017. The table below provides a reconciliation of our GAAP net income (loss) to core earnings:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders	$17,262	$0.32	$12,340	$0.23	$16,039	$0.29	$19,539	$0.38
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(10,583)		(8,377)		(8,298)		(12,548)
Add back core equity method investments earnings	9,912		10,191		20,504		19,539
Non-cash equity-based compensation charges	3,379		2,984		5,225		5,553
Amortization of intangibles	785		658		1,567		1,165
Current year earnings attributable to non-controlling interest	91		70		86		114
Core earnings (1)	$20,846	$0.39	$17,866	$0.34	$35,123	$0.65	$33,362	$0.66

(1)
Core earnings per share is based on 54,076,462 shares and 53,814,625 shares for the three and six months ended June 30, 2018 and 52,561,081 shares and 50,830,442 shares for the three and six months ended June 30, 2017, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

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
The following is a reconciliation of our GAAP Portfolio to our managed assets:

	As of
	June 30, 2018	December 31, 2017
	(dollars in millions)
Equity method investments	$461	$523
Government receivables	512	519
Commercial receivables	468	474
Receivables held-for sale	18	19
Real estate	355	341
Investments	154	151
Assets held in securitization trusts	2,948	2,709
Managed Assets	$4,916	$4,736
Credit losses as a percentage of assets under management	0.0%	0.0%

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
In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum cumulative advances of $700 million. Since that time, we have entered into a number of amendments, including in June 2017, intended to increase the flexibility and borrowing capability under the credit facility and to extend the maturity date for an additional year to July 2019. As of June 30, 2018, we have used $103 million of the $500 million of borrowing capacity and have utilized approximately $1.3 billion of the maximum cumulative advances of $1.5 billion.
As of June 30, 2018, we had approximately $1.2 billion of non-recourse borrowings, as well as $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of June 30, 2018, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $2.9 billion.
Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We continue to provide details on the greenhouse gas emissions ("GHG") saved by our investments and believe that investors increasingly are interested in investments that have a measurable GHG savings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies over the past several years. For further information on the credit facility, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-Q.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.2 to 1 as of June 30, 2018, which is below our target ratio of 2.5 to 1. We will continue to evaluate the appropriate level of debt and may, over time, incur additional debt which will allow us to achieve our targeted debt levels. Our percentage of fixed rate debt was approximately 89% as of June 30, 2018, above the high end of our targeted fixed rate debt percentage range of approximately 60% to 85%, in anticipation of a trend to higher interest rates.

The calculation of our debt at fixed rates and leverage is shown in the chart below:

	June 30, 2018	% of Total	December 31, 2017	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$159	11%	$110	8%
Fixed-rate debt	1,290	89%	1,318	92%
Total debt (1)	$1,449	100%	$1,428	100%
Equity	$646		$643
Leverage	2.2 to 1		2.2 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facility and approximately $56 million and $40 million of non-recourse debt with floating rate exposure as of June 30, 2018 and December 31, 2017, respectively. Approximately $32 million of the June 30, 2018 and December 31, 2017 floating rate exposure is hedged beginning in 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $110 million and $118 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2018 and December 31, 2017, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $15 million for the six months ended June 30, 2018, driven primarily by net income of $16 million, offset by adjustments for non-cash and other items of $1 million. The non-cash and other adjustments consisted of increases of $6 million related to equity method investments, $7 million of depreciation and amortization, $3 million related to receivables held-for-sale, and $5 million related to equity-based compensation. These were offset by $16 million related to gains on securitizations and $6 million related to accounts payable, accrued expenses, and other items.
Net cash provided by operating activities was approximately $14 million for six months ended June 30, 2017, driven primarily by net income of $20 million offset by adjustments for non-cash and other items of $6 million. The non-cash and other adjustments consisted of increases of $6 million of depreciation and amortization, $6 million related to equity based compensation, and $2 million of change in accounts payable and accrued expenses. These were offset by $13 million related to gains on securitizations and $7 million related to equity method investments and other items.
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $40 million for six months ended June 30, 2018. We made $10 million of investments in receivables and fixed rate debt-securities, made $16 million of investments in real estate, funded escrow accounts for $22 million and had $1 million of other outflows. We collected $56 million from equity method investments representing the return of capital determined under GAAP, $18 million from receivables and fixed rate debt securities, and withdrew $15 million from escrow accounts.

Net cash used in investing activities was $289 million for the six months ended June 30, 2017. We made $215 million of equity method investments, $119 million of investments in real estate, $92 million of investments in receivables and fixed rate debt-securities and had $5 million of other outflows. We collected $57 million from receivables and fixed rate debt securities, $34 million from equity method investments representing the return of capital determined under GAAP and $51 million from sales of receivables.
Cash flows relating to financing activities
Net cash used in financing activities was approximately $63 million for the six months ended June 30, 2018. We had non-recourse debt borrowings of $47 million, borrowings from our credit facility of $33 million, and received $15 million of net proceeds from the issuance of common stock. We made $62 million of principal payments on non-recourse debt, and $57 million of payments on deferred funding obligations and paid $39 million of dividends, distributions and other.
Net cash provided by financing activities was approximately $322 million for the six months ended June 30, 2017. We borrowed $278 million from our credit facilities and $258 million of non-recourse debt. We received proceeds of $98 million from the issuance of our common stock. We made payments of $169 million on our credit facilities, $28 million of principal payments on non-recourse debt, $73 million of deferred funding obligations and $42 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $62 million as of June 30, 2018, that may be at risk in the event of defaults or prepayments in our securitization trusts and breaches of the accuracy of certain limited representations and, warranties and breaches of covenants regarding our activities with regard to certain of our interests, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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

Book Value Considerations
As of June 30, 2018, we carried only our investments, interest rate swaps and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of June 30, 2018, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Our credit facility contains variable rate loans with approximately $103 million outstanding as of June 30, 2018 and we have approximately $56 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $159 million in variable rate borrowings by $0.2 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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

Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the over $4 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter-party, credit, capital availability and refinancing risks.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2018, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2018, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2018, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2017 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2018, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes all of our repurchases of common stock during 2018. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2018	2,879	20.54	N/A	N/A
March 2018	97,206	18.13	N/A	N/A
May 2018	63,822	19.08	N/A	N/A
We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the six months ended June 30, 2018.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

10.1
Letter Agreement, dated as of April 5, 2018, between M. Rhem Wooten, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2018 (No. 001-35877), filed on May 4, 2018)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 3, 2018	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 3, 2018	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President