Form 10-Q
period 2018-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2018-11-05
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 54,043,317 shares of common stock, par value $0.01 per share, outstanding as of October 29, 2018 (which includes 1,310,796 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2017 as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 (collectively, our “2017 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

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

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2018 (unaudited)	December 31, 2017
Assets
Equity method investments	$434,463	$522,615
Government receivables	503,746	519,485
Commercial receivables	577,406	473,452
Receivables held-for-sale	16,250	19,081
Real estate	361,775	340,824
Investments	162,188	151,209
Cash and cash equivalents	34,423	57,274
Other assets	204,863	166,232
Total Assets	$2,295,114	$2,250,172
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$32,822	$25,645
Deferred funding obligations	83,487	153,308
Credit facilities	289,293	69,922
Non-recourse debt (secured by assets of $1,411 million and $1,545 million, respectively)	1,096,240	1,210,861
Convertible notes	146,658	147,655
Total Liabilities	1,648,500	1,607,391
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 52,728,818 and 51,665,449 shares issued and outstanding, respectively	527	517
Additional paid in capital	791,383	770,983
Accumulated deficit	(151,834)	(131,251)
Accumulated other comprehensive income (loss)	3,024	(1,065)
Non-controlling interest	3,514	3,597
Total Stockholders’ Equity	646,614	642,781
Total Liabilities and Stockholders’ Equity	$2,295,114	$2,250,172

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Interest income, receivables	$14,578	$15,374	$40,182	$43,129
Interest income, investments	1,693	1,316	4,823	3,617
Rental income	6,257	5,286	18,166	14,259
Gain on sale of receivables and investments	10,868	3,529	31,333	15,204
Fee income	1,487	897	4,113	2,268
Total revenue	34,883	26,402	98,617	78,477
Expenses
Interest expense	19,681	17,584	57,424	46,728
Compensation and benefits	6,309	5,347	17,966	15,732
General and administrative	3,051	2,367	9,387	7,694
Total expenses	29,041	25,298	84,777	70,154
Income before equity method investments	5,842	1,104	13,840	8,323
Income (loss) from equity method investments	11,671	6,876	19,969	19,424
Income (loss) before income taxes	17,513	7,980	33,809	27,747
Income tax (expense) benefit	(939)	(5)	(1,110)	(119)
Net income (loss)	$16,574	$7,975	$32,699	$27,628
Net income (loss) attributable to non-controlling interest holders	91	42	177	156
Net income (loss) attributable to controlling stockholders	$16,483	$7,933	$32,522	$27,472
Basic earnings per common share	$0.30	$0.14	$0.60	$0.52
Diluted earnings per common share	$0.30	$0.14	$0.60	$0.52
Weighted average common shares outstanding—basic	52,728,587	51,655,868	52,167,308	49,924,224
Weighted average common shares outstanding—diluted	52,728,587	51,655,868	52,167,308	49,924,224

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$16,574	$7,975	$32,699	$27,628
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million in each of the three and nine month periods ended 2018 and 2017, respectively	(970)	(47)	(4,002)	2,575
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of ($2.0) million in each of the three and nine month periods ended 2018 and $0.0 million in each of the three and nine month periods ended 2017	136	(670)	8,115	(2,475)
Comprehensive income (loss)	15,740	7,258	36,812	27,728
Less: Comprehensive income (loss) attributable to non-controlling interest holders	86	38	199	156
Comprehensive income (loss) attributable to controlling stockholders	$15,654	$7,220	$36,613	$27,572

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income (loss)	$32,699	$27,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,452	9,527
Equity-based compensation	7,881	8,351
Equity method investments	2,381	(10,725)
Non-cash gain on securitization	(22,349)	(18,136)
Gain on sale of receivables and investments	—	1,547
Changes in receivables held-for-sale	4,110	—
Changes in accounts payable and accrued expenses	2,421	1,218
Other	(8,800)	2,048
Net cash provided by (used in) operating activities	29,795	21,458
Cash flows from investing activities
Equity method investments	(3,756)	(229,800)
Equity method distributions received	77,196	57,545
Proceeds from sales of equity method investments	12,433	6,044
Purchases of receivables	(114,276)	(86,637)
Principal collections from receivables	29,332	88,932
Proceeds from sales of receivables	—	79,175
Purchases of real estate	(23,178)	(142,952)
Purchases of investments	(19,127)	(15,119)
Principal collections from investments	3,750	1,175
Funding of escrow accounts	(28,759)	(30,999)
Withdrawal from escrow accounts	29,090	1,919
Other	(736)	(459)
Net cash provided by (used in) investing activities	(38,031)	(271,176)
Cash flows from financing activities
Proceeds from credit facilities	158,938	277,612
Principal payments on credit facilities	(2,784)	(386,234)
Proceeds from issuance of non-recourse debt	51,934	428,653
Principal payments on non-recourse debt	(108,747)	(46,120)
Proceeds from issuance of convertible notes	—	150,000
Payments on deferred funding obligations	(70,373)	(104,225)
Net proceeds of common stock issuances	15,326	98,316
Payments of dividends and distributions	(53,063)	(50,628)
Other	(4,232)	(17,316)
Net cash provided by (used in) financing activities	(13,001)	350,058
Increase (decrease) in cash, cash equivalents, and restricted cash	(21,237)	100,340
Cash, cash equivalents, and restricted cash at beginning of period	118,177	59,144
Cash, cash equivalents, and restricted cash at end of period	$96,940	$159,484
Interest paid	$50,880	$32,929
Non-cash changes in deferred funding obligations (financing activity)	843	157,851
Non-cash changes in receivables and investments (investing activity)	(248)	(157,851)
Non-cash changes in residual assets (investing activity)	(23,335)	(18,136)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2018

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
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
We finance our business through cash on hand, borrowings under credit facilities and debt transactions, various asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with investing in sustainable infrastructure receivables for specific long-term contracts.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (a) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (b) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, an identified asset for the lease term. Changes were made to align lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The ASU will be effective for us beginning January 1, 2019. Early application is permitted for all public business entities at any time. Lessees and lessors may apply either a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements or may recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance allows for certain practical expedients to transition, which if elected, would allow us to continue to use our previous lease classification conclusions and continue to classify the leases that exist at the date of adoption based on their pre-existing classification. The changes in guidance could result in a different accounting treatment for certain of our operating leases as lessors of real estate. We are continuing to evaluate the impact of this ASU on our consolidated financial statements and related disclosures and anticipate electing the practical expedient to continue to apply previous lease classification conclusions to leases that exist at the date of adoption.
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
Other accounting standards updates issued before November 5, 2018 and effective after September 30, 2018 are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2018 and December 31, 2017, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$478	$504	Level 3
Commercial receivables	552	577	Level 3
Receivables held-for-sale	16	16	Level 3
Investments (1)	162	162	Level 3
Securitization residual assets (2)	68	68	Level 3
Derivative assets	10	10	Level 2
Liabilities
Credit facilities (3)	$290	$290	Level 3
Non-recourse debt (3)	1,091	1,120	Level 3
Convertible notes (3)	146	151	Level 2

(1)	The amortized cost of our investments as of September 30, 2018 was $169 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value excludes unamortized debt issuance costs.

	As of December 31, 2017
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$519	$519	Level 3
Commercial receivables	464	473	Level 3
Receivables held-for-sale	20	19	Level 3
Investments (1)	151	151	Level 3
Securitization residual assets (2)	45	45	Level 3
Liabilities
Credit facilities (3)	$70	$70	Level 3
Non-recourse debt (3)	1,239	1,238	Level 3
Convertible notes (3)	156	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2017 was $153 million.
(2)    Included in other assets on the consolidated balance sheet.
(3)    Fair value and carrying value excludes unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(in millions)
Balance, beginning of period	$154	$126	$151	$58
Purchases of investments	12	5	19	71
Payments on investments	(3)	—	(4)	(1)
Unrealized gains (losses) on investments recorded in AOCI	(1)	—	(4)	3
Balance, end of period	$162	$131	$162	$131
The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2018	$104	$44	$3	$4
December 31, 2017	26	46	1	2
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of September 30, 2018 and December 31, 2017.
Interest Rate Swap Agreements
The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of September 30, 2018 and December 31, 2017, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Government and commercial receivables, investments and leases consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor and the method for rating. Additionally, our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. We have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations. As described above, we do not believe we have a significant credit exposure to our interest rate swap providers. We had cash deposits that are subject to credit risk as shown below:

	September 30, 2018	December 31, 2017
	(in millions)
Cash deposits	$34	$57
Restricted cash deposits (included in other assets)	63	61
Total cash deposits	$97	$118
Amount of cash deposits in excess of amounts federally insured	$95	$116

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the nine months ended September 30, 2018. No OP units were exchanged for either cash or shares of our common stock during the nine months ended September 30, 2017. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

5.	Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the nine months ended September 30,
	2018	2017
	(in millions)
Gains on securitizations	$31	$15
Purchase of receivables securitized	595	277
Proceeds from securitizations	626	292
Residual and servicing assets included in other assets	69	35
Cash received from residual and servicing assets	3	4
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
As of September 30, 2018 and December 31, 2017, our managed assets totaled $5.3 billion and $4.7 billion, respectively, of which $3.2 billion and $2.7 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2018 or 2017. As of September 30, 2018, there was approximately $1.1 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6.	Our Portfolio
As of September 30, 2018, our Portfolio included approximately $2.1 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of September 30, 2018:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$412	$412
Receivables (4)	504	457	120	1,081	—	1,081
Receivables held-for-sale	16	—	—	16	—	16
Real estate (5)	—	362	—	362	22	384
Investments	101	61	—	162	—	162
Total	$621	$880	$120	$1,621	$434	$2,055
% of Debt and real estate portfolio	38%	55%	7%	100%	N/A	N/A
Average remaining balance (6)	$11	$9	$40	$10	$16	$11

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $389 million of U.S. federal government transactions and $232 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $9 million of the transactions have been rated investment grade by an independent rating agency. Commercial investment grade receivables include $308 million of internally rated residential solar loans made on a non-recourse basis to special purpose subsidiaries of the SunPower Corporation (“SunPower”), for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its subsidiaries.

(3)
Transactions where the projects or the ultimate obligors are commercial entities that either have ratings below investment grade (either by an independent rating agency or using our internal credit analysis) or where the nature of subordination in the asset causes it to be considered non-investment grade. This includes an approximately $110 million mezzanine loan made in the third quarter of 2018 on a non-recourse basis to special purpose subsidiaries of SunPower secured by residential solar assets and for which we rely on certain limited indemnities, warranties, and other obligations of SunPower or its other subsidiaries. See Receivables and Investments below for further information.

(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.

(5)
Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.

(6)	Excludes approximately 160 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $60 million.
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of September 30, 2018, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Vento I, LLC	$90
Various	Northern Frontier, LLC	86
December 2015	Buckeye Wind Energy Class B Holdings, LLC	72
October 2016	Invenergy Gunsight Mountain Holdings, LLC	37
June 2016	MM Solar Holdings, LLC	30
Various	Helix Fund I, LLC	23
Various	Other transactions	96
	Total equity method investments	$434
An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the 2017 hurricanes. Although there can be no assurance in this regard, we continue to believe that the project’s insurance as well as other existing assets in the project will be sufficient to recover our investment of approximately $11 million through either rebuilding the project or returning our invested capital.
As of December 31, 2017, we held a $25 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a power purchase agreement and some operational issues. As disclosed in our 2017 Form 10-K, in February 2018, the sponsor indicated it would be recording a material write-down of the project within its 2017 annual financial statements due to these issues. As we account for this investment one quarter in arrears, we recognized an $8 million non-cash HLBV loss in the first quarter of 2018. There have been no additional write-downs of the project recorded by us subsequent to the first quarter of 2018.
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of September 30, 2018 or December 31, 2017.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2018:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables (1)
Maturities by period	$1,081	$1	$18	$64	$998
Weighted average yield by period	5.8%	2.4%	5.8%	4.6%	5.9%
Investments
Maturities by period	$162	$—	$64	$13	$85
Weighted average yield by period	4.2%	—%	3.6%	4.1%	4.6%

(1)	Excludes receivables held-for-sale of $16 million.
In the third quarter of 2018, we provided a mezzanine loan in the amount of approximately $110 million, to a special purpose subsidiary of SunPower ("SunStrong") with an interest rate of 12% and a contractual maturity of 2043. SunStrong holds managing member interests in a number of portfolios of residential solar holding companies and our loan is subordinate to senior debt and other minority tax equity investments. We are also a pre-existing lender of approximately $308 million of the senior debt in the portfolio. The cash flows from the residential solar assets, in most cases, are first applied to the minority tax equity investments and the senior debt and then to our mezzanine loan. In the event there is not sufficient cash for payment on the mezzanine loan, the interest is paid-in-kind ("PIK"). Due to the mezzanine nature of the loan we have classified this loan as a non-investment grade commercial receivable on our balance sheet. In conjunction with providing this loan, we also sold an equity method investment in solar projects for $12 million. We recognized a gain of approximately $1 million upon sale of this equity method investment.
In November 2018 we entered into several agreements related to SunStrong including a purchase and sale agreement with SunPower for the acquisition of 49% of the membership interests in SunStrong for $10 million. We also entered into an additional mezzanine loan agreement with SunStrong that has a maximum lending limit of $32 million bearing an interest rate of 11.75% that also includes a PIK feature. The contractual maturity date of this additional mezzanine loan agreement is 2043. Although there can be no assurance in this regard, we expect that there will be additional transactions in the future that may include the repayment of our $308 million of senior debt with SunPower. We have provided a limited guaranty, which is generally limited to the purchase price, in connection with our 49% equity interest covering the accuracy of certain of the representations and warranties and other obligations of and provided an indemnity against certain losses from “bad acts” including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. We have also guaranteed our compliance with certain actions under our control such as negatively impacting the investment tax credit, exercising certain protective rights or other obligations in the event of a change in ownership up to a maximum exposure of $300 million which will decrease over time.
Our non-investment grade assets also consist of two commercial receivables with a combined total carrying value of approximately $8 million as of September 30, 2018 that became past due in the second quarter of 2017. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”). We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects and we continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of September 30, 2018. We have determined that the assets are impaired and placed them on non-accrual status.
Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of September 30, 2018 or December 31, 2017. There was no provision for credit losses or troubled debt restructurings as of September 30, 2018 or December 31, 2017.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
	(in millions)
Real estate
Land	$266	$247
Lease intangibles	103	99
Accumulated amortization of lease intangibles	(7)	(5)
Real estate	$362	$341
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
As of September 30, 2018, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2018 to December 31, 2018	$1	$5
2019	3	21
2020	3	21
2021	3	22
2022	3	22
2023	3	23
Thereafter	80	778
Total	$96	$892
Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $83 million and $153 million as of September 30, 2018 and December 31, 2017, respectively. We have secured financing for, or placed in escrow, approximately $70 million and $90 million of the deferred funding obligations as of September 30, 2018 and December 31, 2017, respectively. As of December 31, 2017, we had pledged approximately $29 million of our equity method investments as collateral for a deferred funding obligation of $20 million, which was fully funded in the second quarter of 2018.
The outstanding deferred funding obligations to be paid are as follows:

Deferred Funding Obligations
(in millions)
From October 1, 2018 to December 31, 2018	$27
2019	35
2020	16
2021	5
Total	$83

7.	Credit facilities
Senior credit facility
We have a senior secured revolving credit facility which matures, except as described below, in July 2019. The facility provides for maximum cumulative advances of $1.6 billion with the aggregate amount outstanding at any point in time of $500 million and which consists of two components, the “G&I Facility” and the “PF Facility”. The G&I Facility can be used to leverage certain qualifying government and institutional investments made by us and the PF Facility can be used to leverage certain qualifying project investments made by us. In September 2018 we increased the maximum cumulative advances under the facility by $100 million. We also modified the PF facility to borrow against our equity interest in Strong Upwind Holdings I, LLC ("SU Borrowing"), using an agreed upon amortization schedule through July 2021 and a rate of London Interbank Offered Rate ("LIBOR") plus 1.5% with the proceeds used to repay the ABS Loan Agreement described in Note 8.
The following table provides additional detail on our credit facility as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(dollars in millions)
Outstanding balance	$252	$70
Value of collateral pledged to credit facility	362	252
Weighted average short-term borrowing rate	3.8%	3.0%
Borrowings under the G&I Facility bear interest at a rate equal to the LIBOR plus 1.5% or, under certain circumstances, 1.5% plus the Base Rate. Borrowings under the PF Facility bear interest at a rate equal to LIBOR plus 2.5% or, under certain circumstances, 2.5% plus the Base Rate or as mutually agreed. The Base Rate is defined as the highest of (i) the Federal Funds

Rate plus 0.5%, (ii) the rate of interest publicly announced by Bank of America from time to time as its “prime rate,” (iii) LIBOR plus 1.0% and (iv) zero. Under the PF Facility, we also have the option to borrow at a fixed rate of interest until the expiration of the credit facility in July 2019. The fixed rate is determined by agreement with the administrative agent and is based on the prevailing US SWAP rate of an equivalent term to the average-life of the fixed rate portion of the borrowing plus an agreed upon margin. The loans are made through wholly-owned special purpose subsidiaries (the “Borrowers”) and we have guaranteed the obligations of the Borrowers under the credit facility pursuant to (x) a Continuing Guaranty, dated July 19, 2013, and (y) a Limited Guaranty, dated July 19, 2013, both as amended and restated.
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
The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2018 and December 31, 2017.
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
The stated minimum maturities to be paid under the SU Borrowing to meet the required target loan balances as of September 30, 2018 are as follows:

Future minimum maturities
(in millions)
October 1, 2018 to December 31, 2018	$14
2019	10
2020	8
2021	31
Total	$63
Term Loan
In August 2018, we borrowed $40 million which matures in August 2019 from a financial institution to fund the SunPower mezzanine loan described in Note 6. This recourse credit facility, which can be repaid at anytime, requires mandatory repayments with mezzanine loan proceeds including from the refinancing of senior debt. It bears interest at a floating rate of three month LIBOR plus 1.50% through February 10, 2019, increasing to three month LIBOR plus 1.75% through May 10, 2019 and then to three month LIBOR plus 2.00% through maturity. The loan is secured by the equity of our special purpose subsidiary that holds our $110 million mezzanine loan provided to a special purpose subsidiary of SunPower. The credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases.
This credit facility also includes customary events of default. The occurrence of an event of default may result in acceleration of amounts due under the credit facility and accrual of default interest at the floating rate described above plus 2%. We capitalized $0.6 million of debt issuance costs which are included in the credit facilities line item on the balance sheet.

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of					Anticipated Balance at Maturity	Value of Assets Pledged as of
	September 30, 2018	December 31, 2017	Interest Rate		Maturity Date		September 30, 2018	December 31, 2017	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$62	$67	2.79%		December 2019	$57	$83	$86	Receivables
ABS Loan Agreement (1)	—	81	5.74%		—	—	—	79	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	91	94	4.28%		October 2034	—	135	137	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	14	5.41%		October 2034	—	135	137	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	124	180	4.12%		January 2023	—	160	226	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	33	36	6.47%	(2)	December 2023	—	72	68	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3	137	143	4.92%		December 2020	127	167	171	Residential solar receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1	119	121	5.40%	(2)	November 2021	106	141	143	Residential solar receivables, related interest rate swaps
HASI SYB Trust 2016-2	81	81	4.35%		April 2037	—	82	86	Receivables
2017 Master Repurchase Agreement	47	35	5.00%	(2)	July 2019	42	51	38	Receivables and investments
HASI ECON 101 Trust	133	134	3.57%		May 2041	—	135	140	Receivables and investments
HASI SYB Trust 2017-1	160	162	3.86%		March 2042	—	208	209	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	120	90	2.26% - 7.45%		2018 to 2046	18	177	162	Receivables
Debt issuance costs	(24)	(27)
Non-recourse debt (4)	$1,096	$1,211

(1)	This non-recourse debt agreement was re-financed in the third quarter of 2018 with the same lender with the PF Credit Facility as discussed in Note 7.

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

(4)
The total collateral pledged against our non-recourse debt was $1,411 million and $1,545 million as of September 30, 2018 and December 31, 2017, respectively. In addition, $59 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of September 30, 2018 and December 31, 2017.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of September 30, 2018 and December 31, 2017.

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
In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges:

			Notional Value as of		Fair Value as of
	Base Rate	Hedged Rate	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	Term
			(dollars in millions)
HASI SYB Loan Agreement 2015-2	3 month LIBOR	1.52%	$30	$31	$0.1	$0.1	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month LIBOR	2.55%	29	29	0.4	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3	1 month LIBOR	2.34%	119	119	3.0	—	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1	3 month LIBOR	1.88%	111	120	3.7	1.1	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1	3 month LIBOR	2.73%	107	107	1.7	(1.1)	November 2021 to October 2032
2017 Master Repurchase Agreement	3 month LIBOR	2.42%	32	32	1.0	—	August 2019 to March 2033
Total			$428	$438	$9.9	$(0.1)
The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of September 30, 2018 and December 31, 2017, all of our derivatives were designated as hedging instruments which were deemed to be effective. The following is a presentation of the total balance of the financial statement line item related to our hedging activities in our consolidated statements of operations and the impact of our hedges that is included in this total balance.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total interest expense	$19,681	$17,584	$57,424	$46,728
Impact of hedging	(198)	201	(286)	798

The stated minimum maturities of non-recourse debt as of September 30, 2018, were as follows:

Future minimum maturities
(in millions)
October 1, 2018 to December 31, 2018	$19
2019	139
2020	156
2021	135
2022	27
2023	62
Thereafter	582
Total minimum maturities	$1,120
Deferred financing costs, net	(24)
Total non-recourse debt	$1,096
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
SunPower and its subsidiaries, which originated and service the residential solar leases that are the collateral for the HASI SYB Loan Agreement 2015-3, have provided us certain limited indemnities and warranties and as servicer, provide various services including billing, monitoring payments by homeowners to a third-party lockbox and customer service. The portfolios of residential solar leases are held in bankruptcy remote special purpose entities (“SPEs”) that are performing in line with our expectations and the SPEs, and not SunPower, are the source of repayment under our loans.
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
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. The convertible notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7107 shares for each $1,000 principal amount of convertible notes which is equal to a total of approximately 5.5 million shares with an initial conversion price of $27.24. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder. As of September 30, 2018, none of these dilutive events have occurred and the conversion rate remains at the initial rate.
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

The following table presents a summary of the components of the convertible notes:

	September 30, 2018	December 31, 2017
	(in millions)
Principal	$150	$150
Accrued interest	1	3
Less:
Unamortized financing costs	(4)	(5)
Carrying value of convertible notes	$147	$148
During the three and nine months ended September 30, 2018, we recorded $2 million and $5 million in interest expense related to the convertible notes, respectively, compared to $0.8 million in interest expense in the three and nine months ended September 30, 2017.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
10.    Income Tax
We recorded a tax expense of approximately $0.9 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, compared to $0.0 million and $0.1 million for the three months and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018 and 2017, our income tax expense was determined using federal rates of 21% and 35%, respectively, and combined state rates, net of federal benefit, of 3% and 5%, respectively.
The Tax Cuts and Jobs Act ("TCJA"), signed into law on December 22, 2017, made significant changes to the U.S federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. As of December 31, 2017 we made provisional estimates for the impact of the TCJA on our income tax accounting. We completed our assessment in the third quarter of 2018 and concluded the provisional estimates made as of December 31, 2017 are appropriate and we did not record any measurement period adjustments.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2017 and 2018:

Announced Date	Record Date		Pay Date	Amount per share
3/15/2017	4/5/2017		4/13/2017	$0.33
6/1/2017	7/6/2017		7/13/2017	0.33
9/12/2017	10/5/2017		10/16/2017	0.33
12/12/2017	12/26/2017	(1)	1/11/2018	0.33
2/21/2018	4/4/2018		4/12/2018	0.33
5/31/2018	7/5/2018		7/12/2018	0.33
9/12/2018	10/3/2018		10/11/2018	0.33

(1)	This dividend was treated as a distribution in 2018 for tax purposes.

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
Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2021. During the nine months ended September 30, 2018, our board of directors awarded employees and directors 549,858 shares of restricted stock and restricted stock units that vest from 2019 to 2021. As of September 30, 2018, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.
For the three and nine months ended September 30, 2018, we recorded $3 million and $8 million, respectively, of equity-based compensation expense as compared to $3 million and $8 million, respectively, for the three and nine months ended September 30, 2017. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $13 million as of September 30, 2018. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	1,181,672	$17.76	$21.0
Granted	452,864	19.06	8.6
Vested	(230,424)	14.41	(3.3)
Forfeited	(4,519)	18.72	(0.1)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	377,730	19.05	7.2
Vested	(369,656)	18.88	(7.0)
Forfeited	(96,871)	18.92	(1.8)
Ending Balance — September 30, 2018	1,310,796	$18.77	$24.6

A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2016	—	$—	$—
Granted	257,284	18.99	4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	172,128	20.24	3.4
Vested	(20,368)	18.99	(0.4)
Forfeited	(18,318)	19.05	(0.3)
Ending Balance — September 30, 2018	389,148	$19.54	$7.6

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
The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2018	2017	2018	2017
	(in thousands, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$16,483	$7,933	$32,522	$27,472
Less: Dividends paid on participating securities	(433)	(466)	(1,342)	(1,445)
Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders	$16,050	$7,467	$31,180	$26,027
Denominator:
Weighted-average number of common shares — basic	52,728,587	51,655,868	52,167,308	49,924,224
Weighted-average number of common shares — diluted	52,728,587	51,655,868	52,167,308	49,924,224
Basic earnings per common share	$0.30	$0.14	$0.60	$0.52
Diluted earnings per common share	$0.30	$0.14	$0.60	$0.52
Other Information:
Weighted-average number of OP units	281,289	284,992	282,171	284,992
Unvested restricted common stock outstanding (i.e. participating securities)			1,310,796	1,410,934

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized income from our equity method investments of $11.7 million and $20.0 million during the three and nine months ended September 30, 2018, respectively, as compared to income of $6.9 million and $19.4 million during the three and nine months ended September 30, 2017.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	MM Solar Parent, LLC	Helix Fund I, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2018
Current assets	$3	$3	$1	$31	$38
Total assets	281	85	28	879	1,273
Current liabilities	1	5	—	18	24
Total liabilities	11	34	—	32	77
Members' equity	270	51	28	847	1,196
As of December 31, 2017
Current assets	3	3	1	29	36
Total assets	286	85	28	917	1,316
Current liabilities	1	5	—	25	31
Total liabilities	11	37	—	55	103
Members' equity	275	48	28	862	1,213
Income Statement
For the six months ended June 30, 2018
Revenue	7	6	1	31	45
Income from continuing operations	(2)	3	—	18	19
Net income	(2)	3	—	18	19
For the six months ended June 30, 2017
Revenue	6	6	1	44	57
Income from continuing operations	(4)	3	—	8	7
Net income	(4)	3	—	8	7
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

•
Other sustainable infrastructure: upgraded transmission or distribution systems, water and storm water infrastructure, seismic retrofits and other projects, that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.

We make equity investments in renewable energy projects operated by various renewable energy companies. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. We make debt investments in energy efficiency projects, which reduce the amount or cost of energy usage, and may also make debt investments in various projects or portfolios of projects. We are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our investments are generally also secured by the installed improvements or other real estate rights. We also own over 24,000 acres of land that are leased under long-term agreements to over 50 renewable energy projects, which we have recorded in our financial statements as real estate, and also have rights to payments from land leases for a diversified portfolio of over 50 wind and solar projects, which we have recorded in our financial statements as commercial receivables. We also have an equity method investment in a joint venture that owns land leased to several solar projects.
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

While we prefer investments in which we hold a senior or preferred position in a project, as our markets evolve and grow, we are seeing opportunities to invest, and have invested, in mezzanine debt or common equity in projects where we are subordinated to project debt and/or preferred forms of equity. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management.
We completed approximately $553 million and $861 million of transactions during the three and nine months ended September 30, 2018 compared to approximately $62 million and $751 million during the same periods in 2017. As of September 30, 2018, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio”. As of September 30, 2018, our Portfolio consisted of over 175 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We believe we have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies over the past several years. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for upfront revenues and in some cases, ongoing fees for managing the assets. As a result of increases in short term interest rates without a corresponding increase in long term rates which has resulted in a reduction in the difference in yield between short term interest rates and long-term interest rates known as a flattening of the yield curve, we will likely increase our use of these securitization structures in the short to mid-term. As of September 30, 2018, we managed approximately $3.2 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2018, we manage approximately $5.3 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk/reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as projects in which we may participate with other institutional investors. As of September 30, 2018, our pipeline consisted of more than $2.5 billion in new debt and equity opportunities. There can, however, be no assurance that any or all of the transactions in our pipeline will be completed in the next 12 months, or at all, or with regard to any specific terms of such pipeline transactions.
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
Our Portfolio totaled approximately $2.1 billion as of September 30, 2018, and included approximately $1.1 billion of behind-the-meter assets, approximately $0.9 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 20% of our Portfolio consisted of unconsolidated equity ownership of renewable energy related projects and approximately 19% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 175 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 13 years as of September 30, 2018.
Our Portfolio included the following as of September 30, 2018:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and investments as of September 30, 2018:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$411	2018 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum (1)	387	2020 to 2046
Fixed-rate receivables, interest rates greater than 6.50% per annum	283	2019 to 2069
Receivables	1,081
Allowance for credit losses	—
Receivables, net of allowance	1,081
Fixed-rate investments, interest rates of less than 5.00% per annum	134	2019 to 2043
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	28	2028 to 2049
Total receivables and investments	$1,243
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in millions)
Interest income, receivables	$15	$15	$40	$43
Average monthly balance of receivables	$1,041	$1,125	$1,004	$1,059
Average interest rate from receivables	5.6%	5.5%	5.3%	5.4%
Interest income, investments	$2	$1	$5	$4
Average monthly balance of investments	$166	$131	$160	$116
Average interest rate of investments	4.1%	4.0%	4.0%	4.1%
Rental income	$6	$5	$18	$14
Average monthly balance of real estate	$355	$303	$345	$272
Average yield on real estate	7.0%	7.0%	7.0%	7.0%
Average monthly balance of Portfolio	$1,562	$1,558	$1,509	$1,447
Average yield from Portfolio	5.8%	5.6%	5.6%	5.6%
Interest expense (1)	$16	$12	$46	$34
Average monthly balance of debt (1)	$1,349	$1,041	$1,272	$982
Average interest rate from debt (1)	4.8%	4.8%	4.8%	4.6%
Average interest spread (1)	1.0%	0.9%	0.8%	1.0%
Net investment margin (1)	1.6%	2.5%	1.6%	2.5%

(1)	Excludes the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2018:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (1)	$1,081	$20	$133	$271	$657
Investments	162	66	16	21	59
(1) Excludes receivables held-for-sale of $16 million.
See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2018,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2018,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.

Results of Operations
Comparison of the Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$15	$15	$—	—%
Interest income, investments	2	1	1	100%
Rental income	6	5	1	20%
Gain on sale of receivables and investments	11	4	7	175%
Fee income	1	1	—	—%
Total revenue	35	26	9	35%
Expenses
Interest expense	20	18	2	11%
Compensation and benefits	6	5	1	20%
General and administrative	3	2	1	50%
Total expenses	29	25	4	16%
Income before equity method investments	6	1	5	500%
Income (loss) from equity method investments	12	7	5	71%
Income (loss) before income taxes	18	8	10	125%
Income tax (expense) benefit	(1)	—	(1)	—%
Net income (loss)	$17	$8	$9	113%

•
Net income increased by approximately $9 million as a result of a $9 million increase in total revenue and a $5 million increase in income from equity method investments, offset by a $4 million increase in total expenses and a $1 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue grew by $9 million as gain on sale of receivables and investments grew by $7 million primarily due to increased securitization activity during the three months ended September 30, 2018, when compared to the same period in 2017. Interest income from investments and rental income increased by $2 million as compared to the same period in the prior year due to growth in these portions of the Portfolio.

•
Interest expense increased by $2 million primarily due to an increase in total debt as well as an increase in the percentage of fixed rate debt during the three months ended September 30, 2018, when compared to the same period in 2017.

•
Compensation and benefits and general and administrative expenses both increased by $1 million due to an increase in the size of the company when compared to the same period in 2017. Income tax expense increased by $1 million due to fewer tax credits from our equity method investments compared to the same period in 2017.

•	Income from equity method investments increased by $5 million primarily due to a project company's negotiated settlement of a power purchase agreement with one of our investee's off-takers.

Comparison of the Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$40	$43	$(3)	(7)%
Interest income, investments	5	4	1	25%
Rental income	18	14	4	29%
Gain on sale of receivables and investments	32	15	17	113%
Fee income	4	2	2	100%
Total revenue	99	78	21	27%
Expenses
Interest expense	58	47	11	23%
Compensation and benefits	18	16	2	13%
General and administrative	9	7	2	29%
Total expenses	85	70	15	21%
Income before equity method investments	14	8	6	75%
Income (loss) from equity method investments	20	20	—	—%
Income (loss) before income taxes	34	28	6	21%
Income tax (expense) benefit	(1)	—	(1)	—%
Net income (loss)	$33	$28	$5	18%

•
Net income increased by approximately $5 million as a result of a $21 million increase in total revenue, offset by a $15 million increase in total expenses and a $1 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue grew by $21 million as gain on sale of receivables and investments and fee income grew by $19 million, primarily due to an increase in securitization activity during the nine months ended September 30, 2018, when compared to the same period in 2017. An increase in rental income due to the size of the portfolio and higher interest income from investments offset slightly lower interest income from receivables for a net increase of $2 million.

•
Interest expense increased by $11 million primarily due to an increase in total debt as well as a higher percentage of fixed rate debt during the nine months ended September 30, 2018, when compared to the same period in 2017.

•
Compensation and benefits and general and administrative expenses each increased by $2 million due to an increase in the size of the company. Income tax expense increased by $1 million due to fewer tax credits from our equity method investments when compared to the same period in 2017.

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
For the three and nine months ended September 30, 2018, we recognized income of $12 million and $20 million, respectively under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $10 million and $31 million, our core equity method investment earnings adjustments discussed above, to reflect our return on capital from these investments for the three and nine months ended September 30, 2018, respectively. This compares to the collected cash distributions from these equity method investments of approximately $30 million and $100 million, for the three and nine months ended September 30, 2018, with the difference between core earnings and cash collected representing a return of capital.
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

We have calculated our core earnings for the three and nine months ended September 30, 2018 and September 30, 2017. The table below provides a reconciliation of our GAAP net income (loss) to core earnings:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders	$16,483	$0.30	$7,933	$0.14	$32,522	$0.60	$27,472	$0.52
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(11,671)		(6,876)		(19,969)		(19,424)
Add back core equity method investments earnings	10,306		11,754		30,810		31,294
Non-cash equity-based compensation charges	2,657		2,798		7,881		8,351
Amortization of intangibles	812		711		2,380		1,875
Non-cash provision (benefit) for income taxes	932		—		932		—
Current year earnings attributable to non-controlling interest	91		42		177		156
Core earnings (1)	$19,610	$0.36	$16,362	$0.31	$54,733	$1.01	$49,724	$0.96

(1)
Core earnings per share is based on 54,711,488 shares and 54,116,864 shares for the three and nine months ended September 30, 2018 and 53,610,895 shares and 51,767,444 shares for the three and nine months ended September 30, 2017, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

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
The following is a reconciliation of our GAAP Portfolio to our managed assets:

	As of
	September 30, 2018	December 31, 2017
	(dollars in millions)
Equity method investments	$434	$523
Government receivables	504	519
Commercial receivables	577	474
Receivables held-for sale	16	19
Real estate	362	341
Investments	162	151
Assets held in securitization trusts	3,256	2,709
Managed Assets	$5,311	$4,736
Credit losses as a percentage of assets under management	0.0%	0.0%

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
In July 2013, we entered into a $350 million senior secured revolving credit facility with maximum cumulative advances of $700 million. Since that time, we have entered into a number of amendments, including in September 2018 as described in Note 7, intended to increase the flexibility and borrowing capability under the credit facility. As of September 30, 2018, we have used $252 million of the $500 million of borrowing capacity and have utilized approximately $1.4 billion of the maximum cumulative advances of $1.6 billion. Also, as described in Note 7, in August 2018 we borrowed $40 million from a financial institution.
As of September 30, 2018, we had approximately $1.1 billion of non-recourse borrowings, as well as $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of September 30, 2018, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $3.2 billion.
Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies over the past several years. For further information on the credit facilities, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-Q.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.4 to 1 as of September 30, 2018, near our target ratio of 2.5 to 1. We will continue to evaluate the appropriate level of debt and may, over time, incur additional debt which will allow us to achieve our targeted debt levels. Our percentage of fixed rate debt was approximately 77% as of September 30, 2018, within our targeted fixed rate debt percentage range of approximately 60% to 85%.

The calculation of our debt at fixed rates and leverage is shown in the chart below:

	September 30, 2018	% of Total	December 31, 2017	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$345	23%	$110	8%
Fixed-rate debt	1,187	77%	1,318	92%
Total debt (1)	$1,532	100%	$1,428	100%
Equity	$647		$643
Leverage	2.4 to 1		2.2 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $56 million and $40 million of non-recourse debt with floating rate exposure as of September 30, 2018 and December 31, 2017, respectively. Approximately $32 million of the September 30, 2018 and December 31, 2017 floating rate exposure is hedged beginning in 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $97 million and $118 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2018 and December 31, 2017, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $30 million for the nine months ended September 30, 2018, driven primarily by net income of $33 million, offset by adjustments for non-cash and other items of $3 million. The non-cash and other adjustments consisted of increases of $2 million related to equity method investments, $12 million of depreciation and amortization, $4 million related to receivables held-for-sale, $8 million related to equity-based compensation, and $2 million related to accounts payable and accrued expenses. These were offset by $22 million related to gains on securitizations and $9 million related to other items.
Net cash provided by operating activities was approximately $21 million for nine months ended September 30, 2017, driven primarily by net income of $28 million offset by adjustments for non-cash and other items of $7 million. The non-cash and other adjustments consisted of increases of $10 million of depreciation and amortization, $8 million related to equity based compensation, and $3 million of change in accounts payable and accrued expenses. These were offset by $17 million related to gains on securitizations and sales of receivables and investments and $11 million related to equity method investments.
Cash flows relating to investing activities
Net cash used in investing activities was approximately $38 million for nine months ended September 30, 2018. We made $133 million of investments in receivables and fixed rate debt-securities, made $23 million of investments in real estate, made $4 million of equity method investments, and funded escrow accounts for $29 million. We collected $77 million from equity method investments representing the return of capital determined under GAAP, $33 million from receivables and fixed rate debt securities, withdrew $29 million from escrow accounts, and received $12 million from the sale of an equity method investment.

Net cash used in investing activities was $271 million for the nine months ended September 30, 2017. We made $230 million of equity method investments, $143 million of investments in real estate, $102 million of investments in receivables and fixed rate debt-securities, and funded escrow accounts for $31 million. We collected $90 million from receivables and fixed rate debt securities, $58 million from equity method investments representing the return of capital determined under GAAP, $6 million from the sales of equity method investments, $79 million from sales of receivables, and withdrew $2 million from escrow accounts.
Cash flows relating to financing activities
Net cash used in financing activities was approximately $13 million for the nine months ended September 30, 2018. We had non-recourse debt borrowings of $52 million, borrowings from our credit facilities of $159 million, and received $15 million of net proceeds from the issuance of common stock. We made $109 million of principal payments on non-recourse debt, $3 million of principal payments on credit facilities, and $70 million of payments on deferred funding obligations and paid $57 million of dividends, distributions and other.
Net cash provided by financing activities was approximately $350 million for the nine months ended September 30, 2017. We borrowed $278 million from our credit facilities and $429 million of non-recourse debt. We received proceeds of $98 million from the issuance of our common stock and $150 million from the issuance of senior convertible notes. We made payments of $386 million on our credit facilities, $46 million of principal payments on non-recourse debt, $104 million of deferred funding obligations and $69 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $69 million as of September 30, 2018, that may be at risk in the event of defaults or prepayments in our securitization trusts and breaches of the accuracy of certain limited representations and, warranties and breaches of covenants regarding our activities with regard to certain of our interests, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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

Book Value Considerations
As of September 30, 2018, we carried only our investments, interest rate swaps and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of September 30, 2018, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Our credit facilities contain variable rate loans with approximately $289 million outstanding as of September 30, 2018 and we have approximately $56 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of this facility. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $345 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 of the financial statements in this Form 10-Q.
Liquidity and Concentration Risk
The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Each of our projects typically have one obligor and thus we are subject to concentration risk and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas, which may make those assets or the related collateral more susceptible to natural disasters or other events. See also “Credit Risks” above.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the over $5 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter-party, credit, capital availability and refinancing risks.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2018, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2018, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2017 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2018, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.

The table below summarizes all of our repurchases of common stock during 2018. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2018	2,879	20.54	N/A	N/A
March 2018	97,206	18.13	N/A	N/A
May 2018	63,822	19.08	N/A	N/A
August 2018	453	20.52	N/A	N/A
We exchanged 3,703 OP units held by our non-controlling interest holders for the same number of shares of our common stock during the nine months ended September 30, 2018.
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

10.2*	Amendment No. 7 to Amended and Restated Loan Agreement PF dated September 11, 2018

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 5, 2018	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 5, 2018	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President