Form 10-K
period 2018-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2019-02-22
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $1.0 billion based on the closing sales price of the registrant’s common stock on June 30, 2018 as reported on the New York Stock Exchange.
On February 19, 2019, the registrant had a total of 63,436,907 shares of common stock, $0.01 par value, outstanding (which includes 1,465,951 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P. and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” Our business is focused on reducing greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.

Item 1.	Business
GENERAL

We focus on solutions that reduce carbon emissions and increase resilience to climate change by providing capital and specialized expertise to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our shareholders by investing in a diversified portfolio of assets and projects that generate long-term, recurring and predictable cash flows or cost savings from proven commercial technologies.

We believe we were one of the first U.S. public companies exclusively focused on financing solutions to climate change. Our investments, which typically benefit from contractually committed high credit quality obligors, have taken a number of forms including equity, joint ventures, land ownership, lending or other financing transactions. We also generate ongoing fees through gain-on-sale securitization transactions, services and asset management.
We are internally managed, and our management team has extensive relevant industry knowledge and experience, dating back more than 30 years. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators. Our origination strategy is to use these relationships to generate recurring, programmatic investment and fee generating opportunities. Additionally, we have relationships with leading banks, investment banks, and institutional investors from which we are referred additional investment and fee generating opportunities.
We completed approximately $1.2 billion of transactions during 2018, compared to approximately $1.0 billion during 2017. As of December 31, 2018, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As of December 31, 2018, we managed approximately $3.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2018, we manage approximately $5.3 billion of assets, which we refer to as our "Managed Assets".
We use borrowings as part of our strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources including non-recourse or recourse debt, equity, and off-balance sheet securitization structures. A further description of our financing activities can be found below.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of December 31, 2018, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that will permit us to maintain our exemption from registration as an investment company under the 1940 Act.

INVESTMENT STRATEGY
With scientific consensus that climate warming trends are linked to human activities and resulting in various extreme weather events, we believe our firm is well positioned to generate attractive risk-adjusted returns by investing in, and managing a portfolio of, assets that reduce climate changing carbon emissions. Further, with increasing weather related events affecting certain of our markets, we see similar investment opportunities in infrastructure assets that mitigate the impact of, and increase the resiliency to, these weather events and climate change.
Our investment thesis is based on the following theories:

•	More efficient technologies are more productive and thus should lead to higher economic returns;

•
Lower portfolio risk is inherent in a portfolio of smaller investments, generated by trends of increasing decentralization and digitalization of energy assets, compared to larger, centralized utility-scale investments;

•	Investing in assets aligned with scientific consensus and society’s general beliefs will reduce potential regulatory and social costs through better internalization of externalities; and

•	Assets that reduce carbon emissions represent an embedded option that may increase in value if carbon regulations were to set a price on carbon emissions.
We believe combining this investment thesis with our multi-decade experience in investing in our markets through multiple interest rate and business cycles, intermittent governmental support for reducing carbon emissions and several ‘boom and bust’ cycles of business expansions in renewable and other sustainable infrastructure markets, will allow us to earn attractive risk adjusted returns on the assets we invest in. We also believe there is potentially a very large market opportunity as the legacy technology for generating and using energy with systems that produce carbon emissions are converted to low-to-no carbon emission systems and mitigation and resiliency investments continue to increase in an effort to address weather events and climate change.
Our investments are focused on three areas:

•
Behind-The-Meter ("BTM"): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficient improvements including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;

•	Grid Connected ("GC"): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and

•
Other Sustainable Infrastructure: upgraded transmission or distribution systems, water and storm water infrastructure, seismic retrofits and other projects, that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.

We prefer investments where the assets have a long-term, investment grade rated off-taker or counterparties. In the case of BTM, the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights. In the case of GC, the off-taker or counterparty may be a utility or electric user who has entered into a contractually committed agreement, such as a power purchase agreement (“PPA”), to purchase some, or all of, the power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life.
We make our investments utilizing a variety of structures including:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases.

Our equity investments in renewable energy projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, over 24,000 acres of land that are leased under long-term agreements to over 50 renewable energy projects, where our rental income is typically senior to most project costs, debt, and equity.
We focus on projects that use proven technology and that often have contractually committed agreements with an investment grade rated off-taker or counterparties. While we prefer investments in which we hold a senior or preferred position in a project, as our markets evolve and grow, we are seeing increasing opportunities to invest, and have invested, in mezzanine debt or common equity in projects where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 15% of our assets in any individual project requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
As of December 31, 2018, our Portfolio consisted of over 185 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The mix of our Portfolio is expected to vary over time and approximately 49% of our Portfolio was invested in BTM assets; approximately 45% was invested in GC assets, which includes our land holdings, and approximately 6% was invested in Other Sustainable Infrastructure.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2018 will reduce annual carbon emissions by approximately 496 thousand metric tons. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits or stream restoration benefits.
We believe that our long history of energy efficiency and renewable energy investing, the experience, expertise and relationships of our management team, the anticipated credit strength of the obligors or investees of our investments and the size and growth potential of our market, position us well to capitalize on our strategy.
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, for additional discussion on the performance of our investment portfolio.
FINANCING STRATEGY
We believe we have available to us a broad range of financing sources as part of our strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse debt, recourse debt, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures.
We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies in the last year. For example, in December 2018, we replaced our existing credit facility with two new primary credit facilities with a group of lenders, including several new lenders, that provide for a combined $450 million in borrowing capacity and a maturity in 2023. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings.
We plan to raise additional equity capital and continue to use other fixed and floating rate borrowings which may be in the form of additional bank credit facilities, including term loans and revolving facilities, warehouse facilities, repurchase agreements and public and private equity and debt issuances, including convertible debt and match funded arrangements, as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and believe we will be able to customize securitized tranches to meet investment preferences of different investors. In the future, we may use corporate unsecured debt to finance our investments. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make.
The decision on how we finance specific assets or groups of assets is largely driven by capital allocations, risk, and portfolio management considerations, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of leverage we may utilize, we do have certain targets we seek to, but are not required to, operate within; including maintaining a leverage ratio at or below 2.5 to 1 and the percentage of fixed rate debt to total debt between 60% to 85%. See additional discussion at Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources regarding our ongoing evaluation of our leverage and fixed-rate debt targets.
For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As a result of increases in short-term interest rates without a corresponding increase in long-term rates which has resulted in a reduction in the difference in yield between short-term interest rates and long-term interest rates known as a flattening of the yield curve, we have increased our use of securitization transactions and expect to continue to use a higher level of these transactions in the short to intermediate-term. The market for the assets we finance has remained active throughout various market cycles due to investor demand for high credit quality, long-term investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks that are normally associated with traditional capital markets conduit transactions. We also typically manage and service these assets in exchange for fees. We may also use other funds or structures where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.
Refer to Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources, for additional discussion on our financings and our ratios and Item 8. Financial Statements and Supplementary Data, Notes 5, 7 and 8 to our financial statements for further information on the types and amounts of our financing activities.
ENVIRONMENTAL AND SOCIAL RESPONSIBILITY AND CORPORATE GOVERNANCE
We own and invest in a diversified group of sustainable infrastructure projects focused on reducing or mitigating the impacts of climate change through the allocation of our capital across the energy efficiency, renewable energy and other sustainability focused markets. Under the direction of our Chief Executive Officer and the board of directors, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our board of directors is responsible for our environmental, social and governance (“ESG”) oversight, including for our policies and communications. Additionally, we have a committee, comprised of employees from across the organization, that is focused on implementing various ESG strategies, policies and communications that reports to our Chief Executive Officer.
Our business and business strategy are focused on addressing climate change, including through the reduction of carbon emissions. As described in the Investment Strategy section above, we estimate the carbon impact of each of our investments. In addition, we operate our business in a manner intended to reduce the environmental impact, including by purchasing carbon free electricity for our office and by encouraging recycling. In 2018, we adopted our Environmental Policies focused on our operations. We also participate in a number of climate focused initiatives including Climate Action 100+, We Are Still In and the Climate Disclosure Standards Board (“CDSB”). In 2017, we joined the CDSB’s initiative to pledge to implement the recommendations of the Task Force on Climate-related Financial Disclosures (“TCFD”). Additionally, in 2018, we became a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption.
We are also focused on our social responsibility within our workforce and our community. In 2018, we adopted our Human Rights and Human Capital Management Policies to further our commitment to social responsibility. Our culture is focused on hiring and retaining diverse and highly talented employees and empowering them to create value for our stockholders. In our employee selection process and operation of our business we adhere to equal employment opportunity policies and encourage the participation of our employees in training programs that will enhance their effectiveness in the performance of their duties. Our Chief Executive Officer leads employee meetings intended to encourage employees to understand why sustainability matters and regularly meets with small groups of employees to receive their feedback on the business.
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

•	two of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);

•	two of our directors are women, constituting 29% of the board, in furtherance of our board diversity policy;

•
our Corporate Governance Guidelines provide for a majority vote policy for the election of directors pursuant to which any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our board of directors, which shall consider whether or not to accept such resignation;

•	we have established a target retirement age of 75 for our directors;

•	we have an active stockholder outreach program, including providing stockholders the right to vote on the fairness of the remuneration of executives;

•
our Statement of Corporate Policy Regarding Equity Transaction prohibits our directors and officers from hedging our equity securities, holding such securities in a margin account or pledging such securities as collateral for a loan;

•
we adopted a Clawback Policy which provides for the possible recoupment of performance or incentive-based compensation in the event of an accounting restatement due to material noncompliance by us with any financial reporting requirements under the securities laws (other than due to a change in applicable accounting methods, rules or interpretations);

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
We have adopted a Statement of Corporate Policy Regarding Equity Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information, and also prohibits our directors and officers from hedging equity securities of the Company, holding such securities in a margin account or pledging such securities as collateral for a loan. We review all of these policies on a periodic basis with our employees.
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
EMPLOYEES; STAFFING
As of December 31, 2018, we employed 49 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy.
OUR EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES
Our executive officers and other significant employees and their ages are as follows:
Jeffrey W. Eckel, 60, has served as our president, chief executive officer, and chairman of our board of directors since 2013 and was with the predecessor of our company as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. Mr. Eckel is a member of the board of directors of the Alliance To Save Energy and is a member of the President’s Council of Ceres, Inc., the Board of Trustees of The Nature Conservancy of Maryland and DC, and is a Director of the New York City-based Urban Green Council. He was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where he served until 2016 while also serving as its chairman from 2012 to 2014. Mr. Eckel has over 35 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses. We believe Mr. Eckel’s extensive experience in managing companies operating in the energy sector and expertise in energy investments make him qualified to serve as our president and chief executive officer and as chairman of our board of directors.
J. Brendan Herron, 58, has served as an executive vice president and our chief financial officer since 2013 and served in a variety of roles at the predecessor of our company and its affiliates from 1994 to 2005, and from 2011 to 2013. Effective March 1, 2019, Mr. Herron will take on a leadership role as an executive vice president focused on the company’s strategy and growth initiatives. Mr. Herron has over 25 years of experience in structuring, executing and operating infrastructure and technology investments. He formerly served on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee and is presently a member of the Board of Trustees of Calvert Hall College High School (Baltimore, MD). Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations.
Steven L. Chuslo, 61, has served as an executive vice president and our general counsel since 2013 and with the predecessor of our company as general counsel since 2008. Mr. Chuslo is responsible for internal governance matters and is actively involved in structuring, developing, negotiating and closing transactions. He has more than 25 years of experience in the fields of securities, commercial finance and energy development, U.S. federal regulation and project finance. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst in 1982 and a Juris Doctorate from the Georgetown University Law Center in 1990.
Jeffrey A. Lipson, 51, joined the Company as our deputy chief financial officer in 2019. Effective March 1, 2019, Mr. Lipson will become an executive vice president and our chief financial officer. From 2013 until 2018, Mr. Lipson was President and Chief Executive Officer and Director of Congressional Bancshares and its subsidiary Congressional Bank; where he began as President and Chief Operating Officer in 2012.  He continues to serve on the Board of Directors of Congressional Bank.  Prior to that, Mr. Lipson was the Senior Vice President and Treasurer of CapitalSource and its subsidiary CapitalSource Bank and Senior Vice President, Corporate Treasury, at Bank of America and its predecessor FleetBoston Financial. He holds an MBA in Finance from New York University’s Leonard N. Stern School of Business and a Bachelor of Science in Economics from Pennsylvania State University.  Mr. Lipson serves on the Board of Directors of the Jewish Council for the Aging of Greater Washington.
Daniel K. McMahon, CFA, 47, has served us as an executive vice president since 2015 and is the head of our portfolio management group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Charles W. Melko, CPA, 38, has served as our senior vice president and chief accounting officer of the Company since 2017. He joined the Company in 2016 as a senior vice president and controller. Prior to this role, he served in a number of roles at PricewaterhouseCoopers LLP since 2005, including as a Senior Manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy in 2002, a Master of Business Administration degree in 2005 and a Master of Science degree in Accountancy from Wheeling Jesuit University in 2005. He holds a CPA license in West Virginia and Maryland.
Susan D. Nickey, 58, has served as a managing director of the Company since 2014. Prior to that, she founded and served as CEO of Threshold Power. Ms. Nickey currently serves on the Board of Directors of the American Wind Energy Association and its Finance Committee and the Board of Directors of the American Council of Renewable Energy and its Executive Committee. Ms. Nickey received a Bachelor in Business Administration from the University of Notre Dame in 1983 and a Master’s of Science in Foreign Service from Georgetown University in 1986.
Nathaniel J. Rose, CFA, 41, has been an executive vice president since 2015 and our chief investment officer since 2017. He served as our chief operating officer from 2015 to 2017, our chief investment officer from 2013 to 2015 and has been with the Company and its predecessor since 2000. He has been involved with a vast majority of our transactions since 2000. He earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.
Dana M. Smith, SPHR, SHRM-SCP, 47, has served as our Chief Human Resources Officer since 2017. Prior to that, she was Chief Human Resources Officer for American Capital, Ltd. and its publicly-traded affiliates as well as Senior Vice President of Human Resources and Corporate Marketing for CapitalSource Inc. She received a Bachelor of Science in Economics from The Wharton School of the University of Pennsylvania in 1993 and a Master of Science in Organizational Counseling from The Johns Hopkins University in 2006.

AVAILABLE INFORMATION
We maintain a website at www.hannonarmstrong.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee, Nominating, Governance and Corporate Responsibility Committee and Finance and Risk Committee of our board of directors. Company Documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401, (410) 571-9860.

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
The market for various types of sustainable infrastructure projects such as renewable energy projects, commercial office building energy efficiency projects, electricity storage, and storm water and various other sustainable infrastructure projects are emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interests in existing renewable energy projects, the use of PACE financing and the use of taxable debt for state and local energy efficiency or sustainable infrastructure financings are emerging and the future success of these investing techniques is also uncertain. If some or all of these market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of traditional energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, and the extent of government subsidies and regulatory developments. Any changes in the markets, products, technologies, financing techniques, or the regulatory environment could adversely impact the demand or financial performance for such projects and our investments.
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
Sustainable infrastructure projects that involve the generation, transmission or sale of electricity such as renewable energy projects may be “qualifying facilities” that are exempt from regulation as public utilities by the “FERC under the Federal Power Act, (the “FPA”) while certain other such projects may be subject to rate regulation by the FERC under the FPA. FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities, and can entitle such facilities to enter into PPAs with local utilities, from which the qualifying facilities benefit. Changes to these U.S. federal laws and regulations could increase the regulatory burdens and costs, and could reduce the revenue of the project. In addition, modifications to the pricing policies of utilities could require sustainable infrastructure projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects in which we invest are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any changes in the rates project owners are permitted to charge could impact the repayment of our investments, or the return on our assets.
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
The sustainable infrastructure industry, including various forms of renewable energy and PACE financings receives significant media coverage that, whether or not directly related to our business or our projects, can adversely impact our reputation and the demand for our investments. Similarly, negative publicity or public perception of the broader energy-related industries in which we operate or of climate change in general could reduce demand for our investments and our projects’ services. Any reduction in demand for sustainable infrastructure projects or for our investments could damage our reputation or could have a material adverse effect on our results of operations and business prospects.
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
The volume and timing of our originations are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months, such as the northern United States, or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs, funding, or incentives that help drive demand for sustainable infrastructure projects. As a result of such fluctuations, we may occasionally experience fluctuations in the timing of new asset opportunities or declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
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
Any credit ratings assigned to our assets, debt or obligors are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
To the extent our assets, their underlying obligors, or our debt are rated by credit rating agencies or by our internal rating process, such assets or our debt will be subject to ongoing evaluation by credit rating agencies and our internal rating process, and we cannot assure you that any ratings will not be changed or withdrawn in the future. For example, PG&E Corporation declared bankruptcy in January 2019, and credit rating agencies have downgraded, and are reviewing, a number of other the California utilities’ credit ratings as a result of potential wild fire liability and such downgrades have reduced the amount we can borrow on certain assets that have California utilities as obligors and caused a rating agency to place on review the rating of two of our non-recourse debt facilities. If rating agencies assign a lower-than-expected rating or if a rating is further reduced or withdrawn by a rating agency or us, or if there are indications of a potential reduction or withdrawal of the ratings of our assets, the underlying obligors or our debt in the future, the value of these assets could significantly decline, the level of borrowings based on such asset could be reduced or we could incur higher borrowing costs to finance these assets or incur losses upon disposition or the failure of obligors to satisfy their obligations to us.
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
In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations and may impact the cash available for distribution to our stockholders. Many of the projects are structured as special purpose limited liability companies which limits our ability to realize any recovery to the collateral or value of the project itself. In the event of the bankruptcy of a project owner, obligor, or other borrower, our investment or the project will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our or the project's contractual rights may be unenforceable under federal bankruptcy or state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.

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
In addition, some of our joint ventures, partnerships, securitization or syndication or consortium arrangements, including some of our equity investments, subject the sale or transfer of our interests in these projects to rights of first refusal or first offer, tag along rights or drag along rights and buy-sell, call-put or other restrictions. Such rights may be triggered at a time when we may not want them to be exercised and such rights may inhibit our ability to sell our interest in an entity within our desired time frame or on any other desired terms.
Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to performance risks that could impact the repayment of and the return on our assets.
Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to various construction and operating delays and risks that may cause them to incur higher than expected costs or generate less than expected amounts of output such as electricity in the case of a renewable energy project. These risks include construction delays, a failure or degradation of our, our customers’ or the utilities’ equipment; obsolescence of, or an inability to find suitable, equipment or parts; labor shortages; less than expected supply of a project’s source of renewable energy, such as solar insolation and wind; or a faster than expected diminishment of such supply. Further, many projects in which we invest will be subject to competitive risks and to volatility in commodity prices including the price of energy. Any extended interruption in the project’s construction or operation, any cost overrun or failure of the project for any reason to generate the expected amount of output or cash flow, could have a material adverse effect on the repayment of and the return on our assets.
Many of our assets depend on revenues from third-party contractual arrangements.
Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers, including federal, state or local governments for energy efficiency projects or utilities or other customers under PPAs. There is a risk that these customers will default under their contracts. In addition, many of these end-customers are large entities with wide ranging activities. An event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer such as the recent wildfires in California on the California utilities. Furthermore, the bankruptcy, insolvency or other liquidity constraints of one or more customers may result in a renegotiation or rejection of the third-party contract, delay the receipt of any obligations or reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.

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
Historically low prices for traditional fossil fuels, particularly natural gas, could cause demand for renewable energy to decrease or adversely affect both the price available to our projects under PPAs that the projects may enter into in the future and the price of the electricity the projects generate for sale on a spot-market basis. Low spot market power prices, if combined with other factors, could have a material adverse effect on the projects and its value and our expected returns, results of operations and cash available for distribution. Additionally, cheaper conventional fuel sources could also have a negative impact on the power prices the projects are able to negotiate upon the termination of current PPAs. As a result, the price our projects realize in the open market could be materially and adversely affected, which could, in turn, have a material adverse effect on the project’s current and expected results of operations and cash available for distribution. In the event that any of these events were to occur, our business, financial condition and results of operations could suffer as a result.
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
Our projects and their obligors are exposed to an increase in climate change or other change in meteorological conditions which could have an impact on electric generation, revenue or the ability of the projects or their obligors to honor their contract obligations, all of which could adversely affect our business, financial condition and results of operations and cash flows.
The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our projects, including the result of changes in weather patterns (including floods, tsunamis, drought, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects.
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
In addition, many of the project’s end-customers are large entities with wide ranging activities. A climate related event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer and their ability to honor their contractual obligations which could negatively impact on revenue and the cash flow of the project and our business.
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

Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling fewer megawatt hours or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience any equipment breakdowns, insurance claims or non-performance by contractors or vendors.
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
As any borrowing agreements we enter into mature, we may be required either to enter into new borrowings at higher rates or to sell certain of our assets. In addition, any increases in the federal funds rate announced by the Federal Reserve Board of Governors is likely to increase shorter-term interest rates and may lower the difference between shorter-term interest rates and longer-term interest rates which would result in a continued flattening or inversion of the yield curve. Our credit facilities have rates that adjust on a frequent basis based on prevailing short-term interest rates. An increase in interest rates, or a continued flattening or inversion of the yield curve, would reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter-term rates. This change in interest rates would adversely affect the returns on our assets, which might reduce our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings including repurchase agreements and warehouse facilities that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to secure continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.

We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage policy without stockholder approval.
Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage targets which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets and if the value of the pledged assets is below the value of the debt or if we default on a facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. Moreover, we have more limited experience dealing with certain types of debt financings for our assets and we may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.
We will require additional borrowings and equity raises in the future to achieve our targets.
To achieve our leverage target and to grow our business, we will require new sources of debt and equity which may be difficult to arrange or which may have significantly higher costs. There may be declines in the value of our equity and we may experience difficulties in raising new equity or in raising or refinancing debt. If we were to experience such declines or difficulties, we may be forced to limit our growth, liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make or grow our distributions, which could cause the value of our common stock to decline.
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

Our existing credit facilities and debt contain, and any future financing facilities may contain, covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.
Our existing credit facilities and debt contain, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our non-recourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets that secure the debt. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
Uncertainty regarding the London interbank offered rate ("LIBOR") may adversely impact our borrowings and interest rate hedging.

In July 2017, the United Kingdom Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or other changes made such that LIBOR continues to exist after 2021. Many of our debt and interest rate hedge agreements are linked to this benchmark rate. When LIBOR ceases to exist or is otherwise modified, we may need to amend the debt and/or interest rate hedge agreements that utilize LIBOR as a factor in determining the interest rate to reflect any new standard or modification that is established. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and stock price.
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

•
the amount of income that a REIT may earn from certain hedging transactions (other than through taxable REIT subsidiaries, or “TRSs”), to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

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
If we, or our projects, choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results may be impacted because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.
We, or our projects, may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions. We, or our projects, may fail to qualify for hedge accounting treatment for a number of reasons, including if we, or our projects, use instruments that do not meet the Accounting Standards Codification (“ASC”) Topic 815 definition of a derivative (such as short sales), we, or our projects, fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or the hedge relationship is not highly effective. If we, or our projects, fail to qualify for, or choose not to pursue, hedge accounting treatment, our, or our projects, operating results may be impacted because losses on the derivatives that we, or our projects, enter into may not be offset by a change in the fair value of the related hedged transaction.
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
Our present debt ranks, and any future debt would rank, senior to our common stock. Such debt is, and likely will be, governed by a loan agreement, an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, our convertible securities, and any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such debt or securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
Risks Related to Our Organization and Structure
Our business could be harmed if key personnel terminate their employment with us.
Our success depends, to a significant extent, on the continued services of our senior management team. We have entered into employment agreements with certain members of our senior management team. Notwithstanding these agreements, there can be no assurance that any or all of these members of our senior management team will remain employed by us. We do not maintain key person life insurance on any of our officers other than two policies we maintain for Mr. Eckel under which we are a beneficiary in the amount of approximately $500 thousand. The loss of services of one or more members of our senior management team could harm our business and our prospects.
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
We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 requires annual management assessments of the effectiveness of our internal controls over financial reporting and, our independent registered public accounting firm to express an opinion on the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources and may cause us to incur significant expenses. We have upgraded, and may need to continue to upgrade, our systems or create new systems; implement additional financial and management controls, reporting systems and procedures; expand or outsource our internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. We believe that we currently have in place accounting, internal audit and other management systems and resources that will allow us to maintain compliance with the requirements of the Sarbanes-Oxley Act. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.
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
In order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.
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
The recently effective Public law no. 115-97, commonly referred to as the Tax Cuts and Jobs Act of 2017 (“TCJA”) implements various changes to the U.S. federal income tax laws that impacts the taxation of us and our shareholders. Among these changes, the TCJA generally accelerates our accrual for U.S. federal income tax purposes of certain items of income to the extent that we would otherwise recognize such items of income for U.S. federal income tax purposes later than we would report such items on our financial statements. This provision of the TCJA could increase our taxable income in certain taxable years, which could impact our ability to satisfy the REIT distribution requirements. In addition, this provision of the TCJA may override many of the U.S. federal income tax rules relating to the timing of income inclusions, including such rules that are discussed elsewhere herein.
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
Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a result, we could have “excess inclusion income.” Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, U.S. stockholders with net operating losses, and certain U.S. tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In the case of a stockholder that is a REIT, a regulated investment company (a “RIC”), common trust fund or other pass-through entity, our allocable share of our excess inclusion income could be considered excess inclusion income of such entity. In addition, to the extent that our common stock is owned by U.S. tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of any excess inclusion income. Because this tax generally would be imposed on us, all of our stockholders, including stockholders that are not disqualified organizations, generally will bear a portion of the tax cost associated with the classification of us or a portion of our assets as a taxable mortgage pool. A RIC, or other pass-through entity owning our common stock in record name will be subject to tax at the highest U.S. federal corporate income tax rate on any excess inclusion income allocated to their owners that are disqualified organizations. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Finally, if we were to fail to qualify as a REIT, any taxable mortgage pool securitizations would be treated as separate taxable corporations for U.S. federal income tax purposes that could not be included in any consolidated U.S. federal corporate income tax return. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs are generally not eligible for the reduced rates and therefore may be subject to a 37% maximum U.S. federal income tax rate (for taxable years beginning in 2018 through taxable years ending in 2025) on ordinary income. Beginning in 2018 (and through taxable years ending in 2025), the TCJA permits a deduction for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a

REIT shareholder that are not designated as capital gain dividends or qualified dividend income), which allows U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including shares of our common stock.
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
The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “U.S. Federal Income Tax Legislation.”
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
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2018, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 19, 2019, we had 146 registered holders of our common stock. The 146 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 of the audited financial statements in this Form 10-K for details of our dividends declared in 2018 and 2017.
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the SNL Finance REIT Index, and the Dow Jones Utility Average which are peer group indexes from December 31, 2013 to December 31, 2018. The graph assumes that $100 was invested at closing on December 31, 2013, in our shares of common stock, the S&P 500 Index, and the peer group indexes and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Company or Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$108.76	$153.14	$163.32	$219.37	$185.64
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
SNL Finance REIT Index (1)	100.00	114.52	105.02	129.36	150.94	145.09
Dow Jones Utility Average	100.00	130.65	126.65	149.67	169.65	173.02
Source: S&P Global Market Intelligence, a division of S&P Global

(1)
As of December 31, 2018, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust, Inc.; AGNC Corp.; American Church Mortgage Company; Annaly Capital Management, Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Arbor Realty Trust, Inc.; Ares Commercial Real Estate Corporation; ARMOUR Residential REIT, Inc.; Blackstone Mortgage Trust, Inc.; Capstead Mortgage Corporation; Cherry Hill Mortgage Investment Corporation; Chimera Investment Corporation; Colony Credit Real Estate, Inc.; CV Holdings, Inc.; Dynex Capital, Inc.; Ellington Residential Mortgage REIT; Exantas Capital Corp.; Granite Point Mortgage Trust, Inc.; Great Ajax Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Hunt Companies Finance Trust; Invesco Mortgage Capital Inc.; JER Investors Trust Inc.; Jernigan Capital Inc.; KKR Real Estate Finance Trust, Inc.; Ladder Capital Corp.; MFA Financial, Inc.; New Residential Investment Corp.; New York Mortgage Trust, Inc.; Orchid Island Capital, Inc.; Owens Realty Mortgage, Inc.; PennyMac Mortgage Investment Trust; RAIT Financial Trust; Ready Capital Corp.; Redwood Trust, Inc.; Sachem Capital Corp.; Starwood Property Trust, Inc.; TPG RE Finance Trust, Inc.; Two Harbors Investment Corp.; United Development Funding IV; and Western Asset Mortgage Capital Corporation.

Securities Authorized For Issuance Under Equity Compensation Plans
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (the “2013 Plan”) to provide equity based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2013 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, restricted stock units, phantom shares, dividend equivalent rights, long-term incentive plan (“LTIP”) units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and long-term incentive-plan units (“LTIP units”), into shares of common stock).
As of December 31, 2018, we have approximately 2.2 million shares of our restricted common stock and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.

The following table presents certain information about our equity compensation plan as of December 31, 2018:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	1,829,609
Equity compensation plans not approved by stockholders	—
Total	1,829,609

(1)
The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock and assuming restricted stock units vest at 200%)) at the time of the award. As of December 31, 2018, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2018, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. 7,406 OP units were exchanged for shares of common stock during the year ended December 31, 2018. The price paid per share is based on the price of our common stock as of the date of the exchange and withholding. The table below summarizes all of our repurchases of common stock during 2018.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 2018	2,879	$20.54	N/A	N/A
March 2018	97,206	18.13	N/A	N/A
May 2018	63,822	19.08	N/A	N/A
August 2018	453	20.52	N/A	N/A
November 2018	196	23.40	N/A	N/A

Item 6.	Selected Financial Data
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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(dollars in millions, except share and per share data)
Total revenue	$138	$106	$81	$59	$45
Total expenses	116	96	72	51	35
Income (loss) from equity method investments	22	22	6	—	—
Income tax (expense) benefit	(2)	(1)	—	—	—
Net income (loss)	$42	$31	$15	$8	$10
Net income (loss) attributable to controlling stockholders	$42	$31	$15	$8	$10
Balance sheet data (at period end):
Equity method investments	$471	$523	$363	$319	$144
Government receivables	497	519	526	401	284
Commercial receivables	447	473	516	383	269
Receivables held-for-sale	—	19	—	60	62
Real estate (1)	365	341	172	156	114
Investments	170	151	58	29	27
Total assets	2,155	2,250	1,746	1,470	1,009
Credit facilities	259	70	283	247	316
Non-recourse debt	835	1,211	692	664	319
Convertible notes	148	148	—	—	—
Total liabilities	1,350	1,607	1,172	1,038	735
Total equity	805	643	574	432	274
Per share data:
Basic and diluted earnings per share	$0.75	$0.57	$0.32	$0.21	$0.43
Dividends declared	$1.32	$1.32	$1.23	$1.08	$0.92
Weighted average shares outstanding—basic and diluted	52,780,449	50,361,672	40,290,717	30,761,151	20,656,826
Managed assets (2)	$5,284	$4,736	$3,933	$3,188	$2,609

(1)	Includes real estate intangible assets.

(2)	See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—Managed Assets for information on managed assets.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K.
Overview

We focus on solutions that reduce carbon emissions and increase resilience to climate change by providing capital and specialized expertise to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our shareholders by investing in a diversified portfolio of assets and projects that generate long-term, recurring and predictable cash flows or cost savings from proven commercial technologies.

We believe we were one of the first U.S. public companies exclusively focused on financing solutions to climate change. Our investments, which typically benefit from contractually committed high credit quality obligors, have taken a number of forms including equity, joint ventures, land ownership, lending or other financing transactions. We also generate ongoing fees through gain-on-sale securitization transactions, services and asset management.
We are internally managed, and our management team has extensive relevant industry knowledge and experience, dating back more than 30 years. We have long-standing relationships with the leading energy service companies ("ESCOs"), manufacturers, project developers, utilities, owners and operators. Our origination strategy is to use these relationships to generate recurring, programmatic investment and fee generating opportunities. Additionally, we have relationships with leading banks, investment banks, and institutional investors from which we are referred additional investment and fee generating opportunities.
We completed approximately $1.2 billion of transactions during 2018, compared to approximately $1.0 billion during 2017. As of December 31, 2018, we held approximately $2.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As of December 31, 2018, we managed approximately $3.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2018, we manage approximately $5.3 billion of assets, which we refer to as our managed assets.
We use borrowings as part of our strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
We believe that the sustainable infrastructure markets in which we invest, and overall investment in climate change solutions, will continue to develop given the increasing awareness of the impact of climate change. According to the 2018 U.S Fourth National Climate Assessment Report, a report from the U.S. Global Change Research Program, the earth's climate is now changing faster than at any point in the history of modern civilization, primarily the result of human activities. The report concludes that the impacts of climate change are intensifying across the country but that the severity of future impacts will depend on efforts to reduce carbon emissions and how fast adaptations occur. Without changes to reduce the historic level of carbon emissions growth, the report estimates that annual losses in some economic sectors are projected to reach hundreds of billions of dollars by the end of the century-more than the current gross domestic product (“GDP”) of many U.S. states. Similarly, on a global basis, the World Economic Forum’s 2019 Global Risk Report identified extreme weather and failure to mitigate climate change as the two largest risks facing the global economy according to a survey of business, government, civil society and thought leaders.
At the present time, it is estimated that overall energy efficiency and renewable energy spending is over $500 billion a year globally and over $100 billion a year in the United States. For example, BloombergNEF (“BNEF”) in a January 2019 report estimated that worldwide renewable energy investment was approximately $300 billion with U.S. investing approximately $64 billion. A study by the International Energy Agency (“IEA”) titled Energy Efficiency 2018 estimated global spending on energy efficiency was approximately $235 million with U.S. investing approximately $42 billion. As we focus on certain submarkets, our presently addressable market is less than these overall industry estimates as especially in energy efficiency, projects are often self-financed. However, we believe these estimates provide an indication of market trends.
Positive industry trends and the need to reduce carbon are expected to further increase the investment opportunity. The IEA in the same report estimates that energy efficiency spending pays back on average by a factor of 3 over the life of the improvement as a result of lower energy expenditure. The U.S. Energy Information Administration (“EIA”) in its January 2019 report titled Annual Energy Outlook 2019 estimated that energy efficiency will keep U.S. energy consumption largely flat even as the U.S. economy grows. BNEF in its New Energy Outlook 2018 projects the cost from building and operating a new solar photo-voltaic plant is forecast to decline 71% by 2050, with project costs for onshore wind declining 58%.
The need to reduce carbon emissions is expected to drive further growth. IEA estimated that in order to achieve necessary carbon reductions, global energy efficiency annual spending would need to more than double by 2025 with a further doubling between by 2040. The EIA also estimates that the use of renewables will increase from 18% of U.S. generation to 31% by

2050. To quantify the future opportunity, a joint study was prepared by the International Renewable Energy Agency (“IRENA”) and the International Energy Agency (“IEA”) titled Perspectives for the Energy Transition: Investment Needs for a Low-Carbon Energy Transition, estimated that 76% of total worldwide estimated carbon emission reduction by 2050 would be achieved from energy efficiency and renewable energy investments. The study estimated that over $100 trillion dollars could be spent globally on energy efficiency and renewable energy over the next 35 years while increasing overall GDP growth.
In addition to a focus on reducing the amount of carbon emissions, we are seeing an increasing need to focus on adaptation to weather events or resiliency, including those as a result of climate change. According to the U.S. National Oceanic and Atmospheric Administration, there were 14 disaster events in the United States in 2018 with an estimated individual cost of greater than $1 billion, the 4th highest year ever, with an aggregate cost of approximately $90 billion dollars. The average annual number of such events over the last five years has doubled as compared to the average annual number of events since 1980. Over the last five years, the estimated cost of these events is approximately $500 billion.
Despite these trends, there have been certain federal governmental actions that could have downward pressure on the renewable energy market, such as the potential repeal of the clean power plan (“CPP”), a proposed rule introduced by the EPA under the prior presidential administration and intended to establish carbon emissions guidelines for existing U.S. power plants, the tariff on solar imports in the Section 201 solar trade case (“201”), the withdrawal of the U.S. from the Paris Climate Accords (the “ Paris Accords”) and the 2017 Tax Cut and Jobs Act (“TCJA”). The results of CPP, 201, withdrawal from the Paris Accords, and the TCJA may have caused a short-term reduction in growth in the U.S. renewable energy markets, however, we believe that the growth will continue given the strength in the other factors that are increasing demand.
There were also changes to certain provisions of the tax code in the 2017 TCJA that impacted the renewable energy market included the reduction in the corporate tax rate as well as a minimum tax on organizations with foreign operations referred to as the base erosion anti-abuse tax (“BEAT”) which potentially limits the value of renewable energy tax credits. It does not appear that there was a material impact to the market resulting from the BEAT other than a temporary slowdown in investment taken to understand the totality of the impacts of the provision. On a more positive note, there have been various legislative proposals to increase investment in renewable energy or to place a tax on carbon emissions.
The federal government actions have been largely offset by the continued interest by state and local governments to invest in, and implement policies to encourage, private sector funded investment in, sustainable infrastructure focused on climate change. For example, in the renewable energy markets, much of the U.S. energy policy is implemented at the state level where we continue to see support for the use of renewable energy in many states to address concerns on the long-term environmental impact to our society, to develop a sustainable environment and, in many cases, to encourage jobs creation and economic growth. Along with these policies, there has been an increase in corporate commitments to utilizing renewable energy and other forms of sustainable infrastructure. We believe that the development of projects in our markets help to achieve these goals and thus may benefit from these policies.
Both state and local governmental agencies and other organizations are responding to the ability of renewable energy and energy efficiency to address climate change. State governmental agencies are responding to the potential risks of climate change through the implementation of renewable portfolio standards (“RPS”) as well as energy reduction targets such as energy efficiency resource standards (“EERS”). According to the National Conference of State Legislatures, as of July 2018, there were twenty-nine states, Washington D.C. and three territories that have adopted RPS policies while eight states and one territory have set renewable energy goals with California with the highest goal of 100% renewable energy by 2050. Also, according to the EIA, as of July 2017, 24 states have EERS policies with many states recently increasing their targets in both of these programs. Corporate organizations are also addressing the concern of climate change through their own corporate policies, including increased commitments to the use of energy from renewable sources.
The Federal Energy Savings Performance Contracts ("ESPCs") are an example of a public private partnership that eliminate the need for a federal agency to find appropriated funds to replace, operate, and maintain energy-using equipment while providing multiple benefits, including saving taxpayer dollars from energy savings, improving conditions for federal workers and service men and women and creating private sector jobs. In total, according to the DOE, the federal government has identified, as of February 2019, approximately $8.5 billion of energy conservation measures that could be implemented at existing U.S. federal buildings. In addition, federal agencies, including the U.S. Department of Defense are focused on increased adoption of energy efficiency improvements and on-site renewable energy generation to improve energy resiliency. The recent John S. McCain National Defense Authorization Act for 2019 requires the military to address climate and energy resiliency in their planning with Congress encouraging the use of ESPCs to address these issues.
While we believe that the long-term growth prospects for our business remain positive, there is the potential for financial market and commodity price volatility and interest rate movements that may impact the markets we serve. The current interest rate environment and increasing investor acceptance of our markets has increased the level of competition we experience. In addition, in 2018, the Federal Reserve Board of Governors continued to raise the rate at which banks lend to each other known as the federal funds rate and have implemented four rate increases equal to 1.0% during 2018 and has indicated for 2019, it will be patient in determining future rate increases. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business.
According to DOE data, the average annual Henry Hub natural gas prices decreased by approximately 30% from 2014 to 2018 with its 2019 outlook forecasting that prices will stabilize or begin to increase. Wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the country and thus lower natural gas prices have negatively impacted, and are expected to continue to negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot prices. As described in more detail in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk” for further information on the impact of commodity prices, we attempt to mitigate our exposure to commodity price volatility by focusing on projects with contracted revenues and by negotiating certain structural protections such as a preferred return as well as our on-going active asset management and portfolio monitoring. We also seek to manage credit risk that might arise from commodity price declines thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and on-going active asset management and portfolio monitoring. In addition, we do not generally lend to individual companies but instead focus on projects or portfolios of assets which are typically held in special purpose entities.
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
The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of our originated assets we decide to transfer to other investors. We view this revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of income from securitizations, syndications, and other services will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the potential income from a securitization or syndication, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exemption from registration under the 1940 Act.
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to continue to increase, as our strategy increasingly includes mezzanine debt, real estate and equity investments. We seek to manage credit risk thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. See Item 7A. Quantitative and Qualitative Disclosures about Credit Risks for further information on our credit risks and see Note 6 of our audited financial statements included in this Form 10-K for additional detail of the credit risks surrounding our Portfolio.
Changes in Market Interest Rates and Liquidity
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities, and in the future, any new floating rate assets, credit facilities or other borrowings. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on interest rates risks and liquidity.
Commodity Prices
When we make investments in a project that act as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on the impact of commodity prices.

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
Incentives provided by state and local governments may include a RPS, which specify the portion of the power utilized by local utilities that must be derived from renewable energy sources as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as PACE. Additionally, certain states have implemented feed-in or net metering tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments.
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
U.S. Federal Income Tax Legislation
The TCJA, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA could impact us and our stockholders. See Note 10 of our audited financial statements in this Form 10-K for further information on the TCJA. Prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common stock.
Impacts of climate change on our future operations

As our business is focused on reducing carbon emissions and increasing resiliency to climate change, we are impacted by the effects of climate change and various related regulatory responses. To stem the effects of climate change within the 21st Century, nearly 200 countries agreed in December 2015 to the Accords, which aims to limit the increase in world-wide temperatures to 2 degrees Celsius above pre-industrial levels. Although the United States announced in 2017 its intention to withdraw from the Paris Agreement, numerous governmental, NGO, university, social media and private sector initiatives continue to support the goals outlined in the Accords, push initiatives beyond the Accords and encourage the transition from fossil fuel energy and related physical assets to increased deployment of clean energy and energy efficiency solutions. We understand that the transition to a lower-carbon economy will require sustained creative problem solving and substantial investment of capital over the next several decades across the entirety of the climate change front. We have built our business around providing capital to assets or projects and services aimed at making concrete progress in both mitigating the physical effects of climate change and in supporting the transition to a lower carbon economy.
Because our business focuses on supporting climate change solutions, our results of operations and the growth of our business will be impacted by the risks and opportunities associated with climate change. For example, our business will be impacted by the degree to which governmental initiatives encourage or fail to encourage climate change solutions. In particular, the value of and the revenue we generate from our assets will be positively impacted by governmental action that (1) increases taxes or fees on carbon emitting assets, or (2) increases the value or scope of renewable energy credits. In addition, governmental action that supports additional investment in infrastructure related to renewable energy, storage and energy efficiency assets, is likely to increase the volume of the assets available for us to invest.
If world-wide temperatures continue to rise, it would be reasonable to expect that flooding, storm surges and challenges with electric grid stability would occur more frequently. In this circumstance, we believe that we are likely to continue to see attractive investment opportunities in renewable energy, resiliency, and energy efficiency assets. Renewable energy assets are becoming increasingly cost competitive when compared to fossil fueled energy assets, for example, and are also an integral component of a distributed generation platform that may be in more demand as the effects of climate change increase. In the case of energy efficiency assets, we expect there will be continued demand for the reduction in operating costs offered by such assets.
Further, all of our assets remain vulnerable to the potential impact of climate-related events, including flooding, increased wildfires, water scarcity, and changes in wind patterns. Each of these events could impact the operation of our assets through physical damage, higher operating expenses, and/or degraded performance. When considering the structure of our investments and environmental risks that may impact our results of operations, we typically negotiate contractual protections to insulate our financial returns from such downside risks outlined above and/or obtain insurance policies intended to mitigate our exposure to physical damage that may occur.
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
For those transactions not consolidated, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income. We further discuss our process for applying this method of income allocations in Note 2 of the audited financial statements of this Form 10-K.
Impairment of our Portfolio
We evaluate the various assets in our Portfolio on at least a quarterly basis, and more frequently when economic or other conditions warrant such an evaluation, for potential delinquencies or other events that may indicate a potential impairment of the such asset. If an asset is determined to be impaired, any impairment charges would be recorded in the income statement and reduce our net income. We further discuss our process for evaluating these judgments in Note 2 of the audited financial statements in this Form 10-K.

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
Results of Operations
We focus on reducing the impact of, or increasing resiliency to, climate change by providing capital and our specialist expertise to the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing capital in assets or projects that generate long-term, recurring and predictable cash flows or cost savings from proven technologies. We believe we were one of the first U.S. public companies focused on building a diversified portfolio that addresses climate change. Our investments take various forms including equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We manage our business as a single portfolio and report all of our activities as one business segment.
We completed approximately $1.2 billion of transactions during 2018, compared to approximately $1.0 billion during 2017. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio.” Our Portfolio was approximately $2.0 billion as of December 31, 2018 and December 31, 2017.
Portfolio
Our Portfolio totaled approximately $2.0 billion as of December 31, 2018, and included approximately $1.0 billion of BTM assets, approximately $0.9 billion of GC assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 23% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 20% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed-rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of over 185 transactions with an average size of $10 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 14 years as of December 31, 2018.
Our Portfolio included the following as of December 31, 2018:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.

The table below provides details on the interest rate and maturity of our debt investments as of December 31, 2018:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates of less than 5.00% per annum	$403	2020 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	156	2020 to 2046
Fixed-rate receivables, interest rates greater than 6.50% per annum	386	2019 to 2069
Receivables	945
Allowance for credit losses	—
Receivables, net of allowance	945
Fixed-rate investments, interest rates of less than 5.00% per annum	136	2019 to 2044
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	34	2028 to 2049
Total receivables and investments	$1,115
The table below presents, for each major category of our Portfolio and the related interest-bearing liabilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in total revenue and thus we have excluded the income and related interest expense for our equity method investments from these calculations. Our net investment margin represents the difference between the interest and rental income generated by our Portfolio and the interest expense, divided by our average Portfolio balance.

	Years Ended December 31,
	2018	2017	2016
	(dollars in millions)
Interest income, receivables	$68	$57	$48
Average monthly balance of receivables	$1,001	$1,062	$858
Average interest rate of receivables	6.8%	5.3%	5.6%
Interest income, investments	$7	$5	$2
Average monthly balance of investments	$163	$122	$44
Average interest rate of investments	4.1%	4.2%	4.1%
Rental income	$25	$20	$12
Average monthly balance of real estate	$350	$284	$163
Average yield on real estate	7.0%	7.0%	7.3%
Average monthly balance of Portfolio	$1,514	$1,468	$1,064
Average yield from Portfolio	6.5%	5.6%	5.8%
Interest expense (1)	$62	$49	$31
Average monthly balance of debt (1)	$1,275	$1,079	$719
Average interest rate of debt (1)	4.9%	4.6%	4.3%
Average interest spread (1)	1.6%	1.0%	1.5%
Net investment margin (1)	2.4%	2.2%	2.9%

(1)
Excludes amounts related to the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2018:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$945	$37	$123	$185	$600
Investments	170	68	17	23	62
See Note 6 of our audited financial statements in this Form 10-K for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2018,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2018,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 of our audited financial statements in this Form 10-K. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

	Years ended December 31,		$ Change	% Change
	2018	2017
	(dollars in millions)
Revenue
Interest income, receivables	$68	$57	$11	19%
Interest income, investments	7	5	2	40%
Rental income	24	20	4	20%
Gain on sale of receivables and investments	33	21	12	57%
Fee income	6	3	3	100%
Total revenue	138	106	32	30%
Expenses
Interest expense	77	65	12	18%
Compensation and benefits	26	20	6	30%
General and administrative	13	11	2	18%
Total expenses	116	96	20	21%
Income before equity method investments	22	10	12	120%
Income (loss) from equity method investments	22	22	—	—%
Income (loss) before income taxes	44	32	12	38%
Income tax (expense) benefit	(2)	(1)	(1)	100%
Net income (loss)	$42	$31	$11	35%

NM—Percentage change is not meaningful.

•
Net income increased by approximately $11 million as a result of a $32 million increase in total revenue, partially offset by a $20 million increase in total expenses, including a $12 million increase in interest expense, and a non-cash $1 million income tax expense increase. These results do not include the Non-GAAP core earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section below.

•
Interest income, receivables and investments increased by $13 million due primarily to an increase in average yield on our receivables, as well as prepayment fees recognized in the fourth quarter of 2018 as described below. Rental income grew by $4 million due to an approximately $66 million increase in the average real estate balance in our

Portfolio as compared to 2017. Gain on sale of receivables and investments and fee income grew by $15 million due primarily to an increase in securitization activity and related fees.

•
In the fourth quarter, approximately $300 million of residential solar assets and our related $250 million of debt was prepaid. Both interest income and interest expense were impacted by this transaction as we recorded approximately $9 million of prepayment fees and the remaining portion of the unamortized loan fees of approximately $4 million in interest income offset by approximately $9 million of costs recorded in interest expense relating to the debt repayment.

•
Interest expense for the year rose by approximately $12 million as a result of the prepayment expense described above and higher fixed-rate debt, primarily in the first three quarters of the year. The higher interest expense for the year was offset by a series of transactions in the fourth quarter which lower our interest costs including refinancing our primary credit facility, reducing the levels of our interest rate swaps and the $250 million debt repayment which reduced our leverage.

•	Compensation and benefits and general and administrative increased by $8 million due primarily to growth in the Company and additional performance-based compensation.
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Years ended December 31		$ Change	% Change
	2017	2016
	(dollars in millions)
Revenue
Interest income, receivables	$57	$48	$9	19%
Interest income, investments	5	2	3	150%
Rental income	20	12	8	67%
Gain on sale of receivables and investments	21	17	4	24%
Fee income	3	2	1	50%
Total revenue	106	81	25	31%
Expenses
Interest expense	65	45	20	44%
Compensation and benefits	20	19	1	5%
General and administrative	11	8	3	38%
Total expenses	96	72	24	33%
Income before equity method investments	10	9	1	11%
Income (loss) from equity method investments	22	6	16	267%
Income (loss) before income taxes	32	15	17	113%
Income tax (expense) benefit	(1)	—	(1)	NM
Net income (loss)	$31	$15	$16	107%
NM -- Percentage change not meaningful

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
Core Earnings
We calculate core earnings as GAAP net income excluding non-cash equity compensation expense, non-cash provision for credit losses, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment for our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
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
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss may be impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations.
The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, we further adjust GAAP net income to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this core equity method investment adjustment to our GAAP net income in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments.
For the year ended December 31, 2018, we recognized $22.2 million in income under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $40.9 million for core earnings as discussed above to reflect our return on capital from these investments for the year ended December 31, 2018. This compares to the collected cash distributions from these equity method investments of approximately $114.6 million for the year ended December 31, 2018, with the difference between core earnings and cash collected representing a return of capital.
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
However, core earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to similar metrics reported by other companies.
We have calculated our core earnings for the years ended December 31, 2018, 2017 and 2016. The table below provides a reconciliation of our GAAP net income to core earnings:

	For the Years Ended December 31,
	2018		2017		2016
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders	$41,577	$0.75	$30,856	$0.57	$14,652	$0.32
Core earnings adjustments
Reverse GAAP income from equity method investments	(22,162)		(22,289)		(6,110)
Add back core equity method investments earnings	40,923		42,707		30,491
Non-cash equity-based compensation charges	10,066		11,304		10,054
Amortization of intangibles	3,207		2,622		1,338
Non-cash provision (benefit) for taxes	1,968		756		—
Current year earnings attributable to non-controlling interest	221		179		104
Core earnings (1)	$75,800	$1.38	$66,135	$1.27	$50,529	$1.20

(1)
Core earnings per share is based on 54,742,869 shares, 52,231,030 shares and 41,940,480 shares for the years ended December 31, 2018, 2017 and 2016, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

Managed Assets
As we both consolidate assets on our balance sheet and securitize assets, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “managed” basis, which assumes that securitized receivables are not sold. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, investments, and residual assets in securitized receivables. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.
The following is a reconciliation of our GAAP Portfolio to our Managed Assets as of December 31, 2018, 2017, and 2016:

	As of December 31,
	2018	2017	2016
	(dollars in millions)
Equity method investments	$471	$523	$363
Government receivables (1)	497	535	526
Commercial receivables (2)	447	477	516
Real estate	365	341	172
Investments	170	151	58
Assets held in securitization trusts	3,334	2,709	2,298
Managed assets	$5,284	$4,736	$3,933
Credit losses as a percentage of assets under management	0.0%	0.0%	0.0%

(1)	Includes receivables held-for-sale of $16 million in 2017.

(2)	Includes receivables held-for-sale of $3 million in 2017.

Other Financial Measures
The following are certain other financial measures for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
Return on assets	1.9%	1.5%	0.9%
Return on equity	5.7%	5.1%	2.9%
Average equity to average total assets ratio	32.9%	30.5%	31.3%
Environmental Metrics
As discussed in Item 1. Business, as part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments. In this calculation which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2018 will reduce annual carbon emissions by approximately 496 thousand metric tons.
In assessing our performance and results of operations, we also consider the impact of our operations on the environment. We utilize the carbon emissions categorizations established by the World Resources Institute Greenhouse Gas Protocol Corporate Standards ("Standards") to set goals and calculate our estimated emissions. The categorizations are as follows:

•	Scope 1 GHG emissions - Direct emissions - Emissions from operations that are owned or controlled by the reporting company.

•	Scope 2 GHG emissions - Indirect emissions - Emissions from the generation of purchased or acquired energy such as electricity, steam, heating or cooling, consumed by the reporting company.

•	Scope 3 GHG emissions - Indirect emissions - All other indirect emissions that occur in the value chain of the reporting company, including both upstream and downstream emissions.
The table below illustrates our goals and performance for 2018 in metric tons ("MT").

Category	Goal	Performance
Scope 1 GHG emissions	0 MT	0 MT
Scope 2 GHG emissions	0 MT	0 MT1
Scope 3 GHG emissions	0 MT2	< 500 MT2

(1)	Performance stated is market-based which includes the impact of purchasing carbon offsets.

(2)
Our stated actual performance for Scope 3 GHG emissions does not include the carbon emissions reductions as a result of our investments. The first year carbon emissions reductions as a result of our investments originated in 2018 are 496,000 MT.

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
In December 2018, we entered into two senior secured revolving credit facilities ("Rep-Based Facility" and "Approval-Based Facility") with several lenders with a combined maximum outstanding balance of $450 million, to repay and replace our existing credit facility. For additional information on our credit facilities, see Note 7 to our audited financial statements on this Form 10-K.
As of December 31, 2018, we had approximately $835 million of non-recourse borrowings. In the fourth quarter of 2018, we repaid approximately $250 million of non-recourse debt ("HASI SYB Loan Agreement 2015-3" and "HASI SYB Loan Agreement 2016-1") as a result of the repayment of the assets leveraged by those loans.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of December 31, 2018, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $3.3 billion.
Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new institutional investors in the last year. For further information on the credit facilities, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our audited financial statements of this Form 10-K.
During the year ended December 31, 2018, we raised approximately $187 million through the issuance of equity, including approximately $108 million of common equity in December 2018 through a public offering, and approximately $79 million under our “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $150 million of our common stock. For additional information related to our equity raises see Note 11 to our audited financial statements of this Form 10-K.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.5 to 1 as of December 31, 2018, which is below our leverage target of up to 2.5 to 1. Given our historical and present leverage levels of below 2.5 to 1, our board of directors as of February 2019 has clarified the leverage target to be up to 2.5 to 1 versus the prior level of 2.5 to 1. We will continue to evaluate the appropriate level of debt and may, over time, make additional changes to our targeted levels. Our percentage of fixed rate debt was approximately 74% as of December 31, 2018, which is within our targeted fixed rate debt percentage range of 60% to 85%.
The calculation of our fixed-rate debt and leverage as of December 31, 2018 and 2017 is shown in the chart below:

	December 31, 2018	% of Total	December 31, 2017	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$317	26%	$110	8%
Fixed-rate debt	925	74%	1,318	92%
Total debt (1)	$1,242	100%	$1,428	100%
Equity	$805		$643
Leverage	1.5 to 1		2.2 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $58 million and approximately $40 million of non-recourse debt with floating rate exposure as of December 31, 2018 and December 31, 2017, respectively.

Approximately $32 million of the 2018 and 2017 floating rate exposure is hedged beginning in 2019. Fixed-rate debt includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.
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
We believe these identified sources of liquidity in addition to our cash on hand will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future investments, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby replenish or increase capital for growth and our operations.
Sources and Uses of Cash
We had approximately $59 million, $118 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of December 31, 2018, 2017 and 2016, respectively.
Cash Flows Relating to Operating Activities
Net cash provided by operating activities was approximately $59 million for the year ended December 31, 2018, driven primarily by net income of $42 million, plus adjustments for non-cash and other items of $17 million. The non-cash and other adjustments consisted of increases of $15 million of depreciation and amortization, $13 million related to receivables held-for-sale, $10 million related to equity-based compensation, $7 million related to accounts payable and accrued expenses, $4 million related to equity method investments, and $9 million related to cost associated with the repayment of the residential solar related debt. These were offset by $26 million related to gains on securitizations and $15 million related to other items.
Net cash provided by operating activities was approximately $12 million for the year ended December 31, 2017, driven primarily by net income of $31 million and adjustments for non-cash items of $24 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by $29 million in non-cash items related to the sale of receivables (including the change in receivables held-for-sale), a net adjustment related to our equity method investments of $8 million and other operating cash net outflows of $6 million.
Net cash provided by operating activities was approximately $57 million for the year ended December 31, 2016, driven primarily by net income of $15 million, impact from the sale of receivables (including the change in receivables held-for-sale) and investments of $33 million, and adjustments for non-cash items of $19 million, consisting primarily of equity-based compensation and depreciation and amortization. This was offset by net changes in accounts payable and accrued expenses and other of $10 million.
Cash Flows Relating to Investing Activities

Net cash provided by investing activities was approximately $51 million for the year ended December 31, 2018. We collected $351 million from receivables and fixed rate debt securities, which includes the $300 million collected from the repayment of the residential solar assets. We also collected $88 million from equity method investments representing the return of capital determined under GAAP, received $36 million from the sale of equity method investments, and withdrew $33 million from escrow accounts. We made $318 million of investments in receivables and fixed rate debt-securities, made $28 million of investments in real estate, made $76 million of equity method investments, and funded escrow accounts for $35 million.

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
Cash Flows Relating to Financing Activities

Net cash used in financing activities was approximately $168 million for the year ended December 31, 2018. We had non-recourse debt borrowings of $69 million, borrowings from our credit facilities of $172 million, and received $187 million of net proceeds from the issuance of common stock. We made $390 million of principal payments on non-recourse debt, which includes the $250 million debt repayment related to the repayment of the residential solar assets. We also made, $47 million of principal payments on credit facilities, $74 million of payments on deferred funding obligations, paid $71 million of dividends and distributions, and had other cash outflows of $14 million.
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
Contractual Obligations and Commitments
The following table provides a summary of our contractual obligations as of December 31, 2018:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in millions)
Non-recourse debt (1)	$852	$139	$50	$88	$575
Interest on non-recourse debt (1)	314	35	60	54	165
Credit facilities	259	11	16	232	—
Interest on credit facilities (2)	44	10	20	14	—
Convertible notes (3)	150	—	—	150	—
Interest on convertible notes	23	7	12	4	—
Deferred funding obligations	72	51	21	—	—
Deferred funding obligations interest	1	1	—	—	—
Operating lease obligations	5	1	1	1	2
Total	$1,720	$255	$180	$543	$742

(1)
Our non-recourse debt is secured by the assets that were financed with no recourse to our general assets and excludes the $17 million of unamortized debt issuance costs. Debt service, in the majority of the cases, is equal to or less than the value of the assets. Interest is calculated based on the interest rate in effect at December 31, 2018, including the effect of interest rate hedges as applicable. Interest paid on these obligations was $58 million and $38 million for the years ended December 31, 2018 and 2017, respectively.

(2)
Interest is calculated based on the interest rate in effect at December 31, 2018, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facilities. Interest paid on credit facilities was $6 million and $9 million for the years ended December 31, 2018 and 2017 respectively.

(3)	Excludes $4 million of unamortized debt issuance costs. Interest paid on convertible notes was $6 million in 2018. No interest payments were made on convertible notes in 2017.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $72 million as of December 31, 2018, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements included in this Form 10-K.
In connection with some of our transactions, we have provided certain limited guaranties to other transaction participants covering the accuracy of certain limited representations, warranties or covenants and provided an indemnity against certain losses from "bad acts" including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. We have also guaranteed our compliance with certain tax matters, such as negatively impacting the investment tax credit and certain other obligations in the event of a change in ownership or our exercising certain protective rights.
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent that in respect of any calendar year, cash available for distribution is less than our taxable income, or our declared distribution we could be required to sell assets, borrow funds, or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRSs.
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
The dividends declared in 2018 and 2017 are described under Note 11 of the audited financial statements in this Form 10-K.

Book Value Considerations
As of December 31, 2018, we carried only our investments, interest rate swaps and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of December 31, 2018, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to continue to increase, as our strategy increasingly includes mezzanine debt, real estate and equity investments. We seek to manage credit risk through due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

We utilize a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then evaluate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 of our financial statements included in this Form 10-K.
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
Our credit facilities contain variable rate loans with approximately $259 million outstanding as of December 31, 2018 and we have approximately $58 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $317 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 of the audited financial statements in this Form 10-K.
Liquidity and Concentration Risk
The assets that comprise our asset portfolio are not and will not be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Many of the projects in which we invest have one obligor and thus we are subject to concentration risk for these investments and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas, which may make those assets or the related collateral more susceptible to natural disasters or other events. See also “Credit Risks” above.
Commodity Price Risk
When we make equity or debt investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our wind projects as opposed to distributed renewable projects or energy efficiency projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the over $5 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 22, 2019

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2018	December 31, 2017
Assets
Equity method investments	$471,044	$522,615
Government receivables	497,464	519,485
Commercial receivables	447,196	473,452
Receivables held-for-sale	—	19,081
Real estate	365,370	340,824
Investments	169,793	151,209
Cash and cash equivalents	21,418	57,274
Other assets	182,628	166,232
Total Assets	$2,154,913	$2,250,172
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$36,509	$25,645
Deferred funding obligations	72,100	153,308
Credit facilities	258,592	69,922
Non-recourse debt (secured by assets of $1,105 million and $1,545 million, respectively)	834,738	1,210,861
Convertible notes	148,451	147,655
Total Liabilities	1,350,390	1,607,391
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 60,510,086 and 51,665,449 shares issued and outstanding, respectively	605	517
Additional paid in capital	965,384	770,983
Accumulated deficit	(163,205)	(131,251)
Accumulated other comprehensive income (loss)	(1,684)	(1,065)
Non-controlling interest	3,423	3,597
Total Stockholders’ Equity	804,523	642,781
Total Liabilities and Stockholders’ Equity	$2,154,913	$2,250,172

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2018	2017	2016
Revenue
Interest income, receivables	$67,711	$56,734	$48,202
Interest income, investments	6,636	5,079	1,822
Rental income	24,606	19,831	11,933
Gain on sale of receivables and investments	32,928	20,956	17,425
Fee income	5,927	2,973	1,816
Total revenue	137,808	105,573	81,198
Expenses
Interest expense	76,874	65,472	45,241
Compensation and benefits	25,651	19,708	18,877
General and administrative	13,503	10,762	8,293
Total expenses	116,028	95,942	72,411
Income before equity method investments	21,780	9,631	8,787
Income (loss) from equity method investments	22,162	22,289	6,110
Income before income taxes	43,942	31,920	14,897
Income tax (expense) benefit	(2,144)	(885)	(141)
Net income (loss)	41,798	31,035	14,756
Net income (loss) attributable to non-controlling interest holders	221	179	104
Net income (loss) attributable to controlling stockholders	$41,577	$30,856	$14,652
Basic earnings per common share	$0.75	$0.57	$0.32
Diluted earnings per common share	$0.75	$0.57	$0.32
Weighted average common shares outstanding—basic	52,780,449	50,361,672	40,290,717
Weighted average common shares outstanding—diluted	52,780,449	50,361,672	40,290,717

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$41,798	$31,035	$14,756
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $0.1 million, $0.1 million and $0.0 million in 2018, 2017, and 2016 respectively	(1,177)	1,275	(828)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $0.0 million in 2018, 2017, and 2016	555	(1,233)	1,348
Comprehensive income (loss)	41,176	31,077	15,276
Less: Comprehensive income (loss) attributable to non-controlling interest holders	218	178	107
Comprehensive income (loss) attributable to controlling stockholders	$40,958	$30,899	$15,169

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2015	37,011	$370	$482,431	$(52,701)	$(1,905)	$3,911	$432,106
Net income				14,652		104	14,756
Unrealized gain (loss) on available-for-sale securities					(822)	(6)	(828)
Unrealized gain (loss) on interest rate swaps					1,339	9	1,348
Issued shares of common stock	9,096	91	176,148				176,239
Equity-based compensation			11,644	(750)		64	10,958
Issuance (repurchase) of vested equity-based compensation shares	386	4	(6,479)				(6,475)
Dividends and distributions				(53,414)		(351)	(53,765)
Balance at December 31, 2016	46,493	$465	$663,744	$(92,213)	$(1,388)	$3,731	$574,339
Net income				30,856		179	31,035
Unrealized gain (loss) on available-for-sale securities					1,269	6	1,275
Unrealized gain (loss) on interest rate swaps					(1,226)	(7)	(1,233)
Impact of adoption of ASU 2017-12				(280)	280		—
Issued shares of common stock	5,023	50	97,886				97,936
Equity-based compensation			11,065			64	11,129
Issuance (repurchase) of vested equity-based compensation shares	149	2	(1,712)				(1,710)
Dividends and distributions				(69,614)		(376)	(69,990)
Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781
Net income				41,577		221	41,798
Unrealized gain (loss) on available-for-sale securities					(1,171)	(6)	(1,177)
Unrealized gain (loss) on interest rate swaps					552	3	555
Issued shares of common stock	8,611	86	186,808				186,894
Equity-based compensation			10,715			57	10,772
Issuance (repurchase) of vested equity-based compensation shares	226	2	(3,055)				(3,053)
Redemption of OP units	8		(67)			(79)	(146)
Dividends and distributions				(73,531)		(370)	(73,901)
Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$41,798	$31,035	$14,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,253	13,171	7,658
Equity-based compensation	10,066	11,304	10,054
Equity method investments	4,312	(7,746)	781
Non-cash gain on securitization	(25,728)	(28,915)	(10,912)
Gain on sale of receivables and investments	—	2,137	(2,015)
Changes in receivables held-for-sale	12,685	(3,338)	46,204
Loss on debt extinguishment	9,245	—	—
Changes in accounts payable and accrued expenses	6,882	(327)	3,312
Other	(15,720)	(5,604)	(12,983)
Net cash provided by operating activities	58,793	11,717	56,855
Cash flows from investing activities
Equity method investments	(76,349)	(232,811)	(60,774)
Equity method distributions received	88,160	75,114	48,870
Proceeds from sales of equity method investments	35,849	6,044	—
Purchases of receivables	(292,834)	(111,161)	(300,511)
Principal collections from receivables	345,956	98,482	116,432
Proceeds from sales of receivables	—	78,857	39,978
Purchases of real estate	(27,549)	(170,982)	(17,693)
Purchases of investments	(25,308)	(22,115)	(31,335)
Principal collections from investments	5,252	3,733	1,768
Proceeds from sales of investments	—	—	13,914
Funding of escrow accounts	(34,980)	(37,613)	—
Withdrawal from escrow accounts	33,108	15,986	—
Other	(505)	(1,414)	(1,280)
Net cash provided by (used in) investing activities	50,800	(297,880)	(190,631)
Cash flows from financing activities
Proceeds from credit facilities	171,783	302,612	307,900
Principal payments on credit facilities	(46,604)	(515,777)	(271,968)
Proceeds from issuance of non-recourse debt	69,255	609,332	97,660
Principal payments on non-recourse debt	(390,537)	(79,459)	(69,097)
Proceeds from issuance of convertible notes	—	150,000	—
Payments on deferred funding obligations	(73,946)	(124,785)	(65,741)
Net proceeds of common stock issuances	187,265	96,899	177,294
Payments of dividends and distributions	(70,989)	(68,234)	(49,481)
Other	(14,644)	(25,392)	(12,863)
Net cash provided by (used in) financing activities	(168,417)	345,196	113,704
Increase (decrease) in cash, cash equivalents, and restricted cash	(58,824)	59,033	(20,072)
Cash, cash equivalents, and restricted cash at beginning of period	118,177	59,144	79,216
Cash, cash equivalents, and restricted cash at end of period	$59,353	$118,177	$59,144
Interest paid	$72,078	$48,865	$37,858
Non-cash changes in deferred funding obligations (financing activity)	(6,973)	107,283	127,630
Non-cash changes in non-recourse debt (financing activity)	—	(5,959)	—
Non-cash changes in receivables and investments (investing activity)	(248)	(85,933)	(142,551)
Non-cash changes in residual assets (investing activity)	(25,827)	(28,777)	(10,912)
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018
1. The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) focuses on solutions that reduce carbon emissions and increase resilience to climate change by providing capital and specialized expertise to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our shareholders by investing in a diversified portfolio of assets and projects that generate long-term, recurring and predictable cash flows or cost savings from proven commercial technologies.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a real estate investment trust (“REIT”) and also intend to operate our business in a manner that will maintain our exemption from registration as an investment company under the 1940 Act, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
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
We have made equity investments in various renewable energy projects. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages) and we typically receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Our renewable energy projects are typically owned in holding companies (using limited liability companies (“LLCs”), taxed as partnerships) where we partner with either the operator of the project or other institutional investors. Once our preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project receives a larger portion of the cash flows through its interest in the holding company and we, along with any other institutional investors, will have an on-going residual interest.
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

Government and Commercial Receivables
Government and commercial receivables (“receivables”), include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried, unless deemed impaired, at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows, otherwise the net purchases and proceeds are classified as investing activities. Interest collected is classified as an operating activity in our consolidated statements of cash flows.
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
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to the ongoing operation of the leases where we are the lessor are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.

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
Securitization of Receivables
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or investments. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts. Based on an analysis of the structure of the trusts we have concluded that we are not the primary beneficiary of the trusts as we do not have power over the trusts’ significant activities. Therefore, we do not consolidate these trusts in our consolidated financial statements.
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
The interest rate swaps we use are designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedges at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item, including as a result of the accrual of interest, or if there is a prepayment of the related debt. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes.
Interest rate swap contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties.
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries ("TRSs") which are taxed separately, and which will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT's net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
We account for income taxes under ASC 740, Income Taxes ("ASC 740") for our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises.
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
Segment Reporting
We make equity and debt investments in the energy efficiency, renewable energy, and other sustainable infrastructure markets. We manage our business as a single portfolio and report all of our activities as one business segment.
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
Leases

In February 2016, the FASB issued guidance codified in ASC Topic 842 ("Topic 842"), Leases, which amends the guidance in former ASC Topic 840, Leases. The main principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Lessor accounting remains mainly consistent with current guidance, with the majority of changes allowing for better alignment with the new lessee model and Topic 606. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Topic 842 provides companies with a choice of transitioning to the new standard using one of two modified retrospective transition approaches; one that requires companies to adjust comparative periods upon adoption and another where the impact of adoption is reflected in retained earnings and comparative periods are not adjusted.
As a lessee, the classification of our leases is not expected to change, but we will be required to recognize a lease liability and corresponding right-of-use asset on our consolidated balance sheet for all of our leases. We have elected the package of practical expedients which allows us to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition.
The accounting for leases where we are the lessor are expected to be relatively unchanged, apart from the narrower definition of initial direct costs that can be capitalized. The new lease standard defines initial direct costs as only the incremental costs of signing a lease.
We have adopted Topic 842 effective January 1, 2019 and have elected to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have completed our assessment of the impacts of the new lease standard, and have determined that adoption will not have a material impact on our financial statements.

Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments ("Topic 326"). Topic 326 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of Topic 326 will have on our consolidated financial statements and related disclosures.
Other accounting standards updates issued before February 22, 2019 and effective after December 31, 2018, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2018 and December 31, 2017, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of December 31, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$487	$497	Level 3
Commercial receivables	443	447	Level 3
Investments (1)	170	170	Level 3
Securitization residual assets (2)	71	71	Level 3
Liabilities
Credit facilities	$259	$259	Level 3
Non-recourse debt (3)	835	852	Level 3
Convertible notes (3)	139	152	Level 2

(1)	The amortized cost of our investments as of December 31, 2018, was $173 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.

	As of December 31, 2017
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$519	$519	Level 3
Commercial receivables	464	473	Level 3
Receivables held-for-sale	20	19	Level 3
Investments (1)	151	151	Level 3
Securitization residual assets (2)	45	45	Level 3
Liabilities
Credit facilities (3)	$70	$70	Level 3
Non-recourse debt (3)	1,239	1,238	Level 3
Convertible notes (3)	156	152	Level 2

(1)	The amortized cost of our investments as of December 31, 2017, was $153 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.
Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2018	2017
	(in millions)
Balance, beginning of period	$151	$58
Purchases of investments	25	78
Payments on investments	(5)	(3)
Transfers to investments (1)	—	17
Unrealized gains (losses) on investments recorded in OCI	(1)	1
Balance, end of period	$170	$151

(1)	In 2017, certain receivables on our balance sheet became securities and thus we classify them as investments available for sale.

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
December 31, 2018	$82	$67	$1	$3
December 31, 2017	26	46	1	2

(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of December 31, 2018 and 2017.
Interest Rate Swap Agreements
The fair values of the derivative financial instruments are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. We have determined that the significant inputs, such as interest yield curves and discount rates, used to value our derivatives fall within Level 2 of the fair value hierarchy and that the credit valuation adjustments associated with our counterparties and our own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our or our counterparties default. As of December 31, 2018, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of our derivatives. As a result, we determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. See Note 8 for further information on our interest rate swap agreements.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Government and commercial receivables, investments and leases consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor and the method of rating. Additionally, our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. We have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations. As described above, we do not believe we have a significant credit exposure to our interest rate swap providers. We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2018	2017
	(in millions)
Cash deposits	$21	$57
Restricted cash deposits (included in other assets)	38	61
Total cash deposits	$59	$118
Amount of cash deposits in excess of amounts federally insured	$57	$116
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. We exchanged 7,406 OP units for shares of common stock during the year ended December 31, 2018. No OP units were exchanged for either cash or shares of our common stock during the year ended December 31, 2017. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
5. Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the year ended December 31,
	2018	2017	2016
	(in millions)
Gains on securitizations	$33	$21	$17
Purchase of receivables securitized	688	466	532
Proceeds from securitizations	721	487	549
Residual and servicing assets included in other assets	72	46	19
Cash received from residual and servicing assets	3	4	2
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
As of December 31, 2018 and December 31, 2017, our Managed Assets totaled $5.3 billion and $4.7 billion, respectively, of which $3.3 billion and $2.7 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the years ended December 31, 2018, 2017, or 2016. As of December 31, 2018, there was approximately $2.6 million in payments from certain debtors to the securitization trusts that was greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6. Our Portfolio
As of December 31, 2018, our Portfolio included approximately $2.0 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of December 31, 2018:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$449	$449
Receivables (4)	498	148	299	945	—	945
Real estate (5)	—	365	—	365	22	387
Investments	102	68	—	170	—	170
Total	$600	$581	$299	$1,480	$471	$1,951
% of Debt and real estate portfolio	41%	39%	20%	100%	N/A	N/A
Average remaining balance (6)	$12	$6	$14	$9	$16	$10

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $384 million of U.S. federal government transactions and $216 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $9 million of the transactions have been rated investment grade by an independent rating agency.

(3)
Transactions where the projects or the ultimate obligors are commercial entities that either have ratings below investment grade (either by an independent rating agency or using our internal credit analysis) or where the nature of the subordination in the asset causes it to be considered non-investment grade. This category of assets includes $273 million of mezzanine loans made in 2018 on a non-recourse basis to special purpose subsidiaries of residential solar companies where the nature of the subordination causes it to be considered non-investment grade. These loans are secured by residential solar assets and we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This amount also includes $18 million of transactions made in 2018 where the projects or the ultimate obligors are commercial entities that have ratings below investment grade using our internal credit analysis, and $8 million of loans on non-accrual status. See Receivables and Investments below for further information.

(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.

(5)
Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.

(6)	Excludes approximately 170 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $64 million.
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with a long-term triple net lease agreement to several solar projects that we account for as equity method investments. As of December 31, 2018, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	2007 Vento I, LLC	$92
Various	Northern Frontier Wind, LLC	75
December 2015	Buckeye Wind Energy Class B Holdings, LLC	72
December 2018	3D Engie, LLC	49
October 2016	Invenergy Gunsight Mountain Holdings, LLC	37
Various	Helix Fund I, LLC	26
Various	Other transactions	120
	Total equity method investments	$471
In December 2018, we sold for approximately $24 million an equity interest in a portfolio of behind-the-meter solar projects which we acquired in 2016 for $27 million, and from which we had received cash of $10 million since we made our investment. At the time of sale, we had a carrying value of approximately $29 million due to the income allocations from HLBV in excess of cash received. Thus, we recognized a non-cash loss of approximately $5 million on the sale which is included in our income from equity method investments on our consolidated statement of operations.
An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the 2017 hurricanes. Although there can be no assurance in this regard, we continue to believe that the project's insurance as well as other existing assets in the project will be sufficient to recover our carrying value of approximately $10 million (which includes non-cash HLBV allocations that have occurred since the damaging event).
As of December 31, 2017, we held a $25 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a power purchase agreement and some operational issues. The sponsor recorded a material write-down of the project in its 2017 annual financial statements due to these issues and this write-down is recognized in our financial statements using HLBV as an $8 million non-cash loss in the first quarter of 2018 as we account for this investment one quarter in arrears. There have been no additional write-downs of the project recorded by us subsequent to the first quarter of 2018. The sponsor is presently reviewing the project for any additional impairment for their 2018 annual financial statements as a result of these issues. If the sponsor records an impairment, the resulting HLBV impact will be recorded in our financial statements in the first quarter of 2019. Although there can be no assurance in this regard, we believe there are sufficient cash flows to recover the carrying value of our investment as of December 31, 2018.
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of December 31, 2018, 2017, or 2016.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2018:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$945	$1	$17	$57	$870
Weighted average yield by period	6.6%	3.4%	6.0%	4.8%	6.7%
Investments
Maturities by period	$170	$64	$—	$13	$93
Weighted average yield by period	4.2%	3.6%	—%	4.1%	4.7%

In November 2018, approximately $307 million of senior investment grade loans we had made to certain subsidiaries of the SunPower Corporation were repaid. We used $250 million of this repayment to repay the related non-recourse debt, and we received pre-payment fees of approximately $9 million, and we recognized approximately $4 million of unamortized loan fees which are included in interest income. These amounts were offset by approximately $9 million of costs recorded in interest expense relating to the debt repayment.

In 2018, we provided mezzanine loans with a carrying value as of December 31, 2018 of approximately $273 million to subsidiaries of residential solar providers owning portfolios of residential solar systems and our loans are subordinate to senior debt and other minority tax equity investments. The cash flows from the residential solar assets, in most cases, are first applied to the minority tax equity investments and the senior debt and then to our mezzanine loan. In the event there is not sufficient cash for payment on the mezzanine loan, the interest is paid-in-kind. Due to the mezzanine nature of these loans, we have classified these loans as a non-investment grade commercial receivable on our balance sheet.
Our non-investment grade assets also consist of two commercial receivables with a combined total carrying value of approximately $8 million as of December 31, 2018 that we consider impaired and that are on non-accrual status. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”) which became past due in the second quarter of 2017. We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects and we continue to pursue our legal claims. We have received no payments since January 2018. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of December 31, 2018.
Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of December 31, 2018 or 2017. There was no provision for credit losses or troubled debt restructurings as of December 31, 2018 or December 31, 2017.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
	(in millions)
Real estate
Land	$269	$247
Lease intangibles	104	99
Accumulated amortization of lease intangibles	(8)	(5)
Real estate	$365	$341
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

As of December 31, 2018, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2019	$3	$22
2020	3	22
2021	3	22
2022	3	22
2023	3	23
Thereafter	81	788
Total	$96	$899
Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables, and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $72 million and $153 million as of December 31, 2018 and December 31, 2017, respectively. We have secured financing for, or placed in escrow, approximately $68 million and $90 million of the deferred funding obligations as of December 31, 2018 and December 31, 2017, respectively. As of December 31, 2017, we had pledged approximately $29 million of our equity method investments as collateral for a deferred funding obligation of $20 million, which was fully funded in 2018.
The outstanding deferred funding obligations to be paid are as follows:

Year Ending December 31,	Future Payments
(in millions)
2019	$51
2020	16
2021	5
Total	$72
7. Credit Facilities
Senior Credit Facilities
In December of 2018, we entered into two senior revolving credit facilities, a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a senior secured revolving limited-recourse credit facility with a maximum outstanding principal amount of $250 million and the Approval-Based Facility is a senior secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million. The proceeds from these credit facilities were used to pay off our existing senior secured revolving credit facility, which was terminated upon repayment.
The following table provides additional detail on our senior credit facilities as of December 31, 2018:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$134	$125
Value of collateral pledged to credit facility	188	164
Weighted average short-term borrowing rate	3.9%	4.2%

Loans under the Rep-Based Facility bear interest at a rate equal to one-month LIBOR plus 1.40% or 1.85% (depending on the type of collateral) or, in certain circumstances, the Federal Funds Rate plus 0.40% or 0.85% (depending on the type of collateral) and loans under the Approval-Based Facility bear interest at a rate equal to one-month LIBOR plus 1.50% or 2.00% (depending on the type of collateral) or, under certain circumstances, the Federal Funds Rate plus 0.50% or 1.00% (depending on the type of collateral).

Inclusion of any financings of the Company in the borrowing base as collateral under the Rep-Based Facility will be subject to the Company making certain agreed upon representations and warranties. We have provided a limited guaranty covering the accuracy of the representations and warranties, and the repayment by the borrowers of certain amounts relating to any such financing is the exclusive remedy with respect to any breach of such representations and warranties under the Rep-Based Facility. Inclusion of any financings of the Company in the borrowing base as collateral under the Approval-Based Facility will be subject to the approval of a super-majority of the lenders, and we have provided a guaranty of the Approval-Based Facility.

The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of December 31, 2018 are as follows:

Future Minimum Maturities
For the year ended December 31,	(in millions)
2019	$10
2020	8
2021	8
2022	8
2023	15
Total	$49
We have approximately $8 million of remaining unamortized costs associated with the credit facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the credit facilities. Administrative fees are payable annually to the administrative agent under each of the Loan Agreements and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Loan Agreement over the actual amount borrowed under the Rep-Based Facility.
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of December 31, 2018.
The credit facilities also include customary events of default, including the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the credit facilities, acceleration of amounts due under the credit facilities, and accrual of default interest at a rate of LIBOR plus 2.00% in the case of both the Rep-Based Facility and the Approval-Based Facility.

Term Loans
In August 2018, we borrowed $40 million from a financial institution under a recourse credit facility that was repaid in November 2018. In February 2017, we borrowed $102 million under a recourse credit facility that was repaid in October 2017.
8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate		Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2018	2017					2018	2017
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$55	$67	2.79%		December 2019	$51	$76	$86	Receivables
ABS Loan Agreement (1)	—	81	—%		—	—	—	79	Equity interest in Strong Upwind Holdings I, LLC
HASI Sustainable Yield Bond 2015-1A	90	94	4.28%		October 2034	—	135	137	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	14	5.41%		October 2034	—	135	137	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	112	180	4.12%		January 2023	—	151	226	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier Wind, LLC
HASI SYB Loan Agreement 2015-2	32	36	6.89%	(2)	December 2023	—	72	68	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Loan Agreement 2015-3 (3)	—	143	—%		—	—	—	171	Residential solar receivables, related interest rate swaps
HASI SYB Loan Agreement 2016-1 (3)	—	121	—%		—	—	—	143	Residential solar receivables, related interest rate swaps
HASI SYB Trust 2016-2	77	81	4.35%		April 2037	—	81	86	Receivables
2017 Master Repurchase Agreement	56	35	5.13%	(2)	July 2019	53	67	38	Receivables and investments
HASI ECON 101 Trust	133	134	3.57%		May 2041	—	137	140	Receivables and investments
HASI SYB Trust 2017-1	159	162	3.86%		March 2042	—	208	209	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	125	90	3.15% - 7.45%		2019 to 2046	18	178	162	Receivables
Debt issuance costs	(17)	(27)
Non-recourse debt (5)	$835	$1,211

(1)	This non-recourse debt agreement was re-financed through our credit facilities in 2018.

(2)
Interest rate represents the current period’s LIBOR based rate plus the spread. Also see the interest rate swap contracts shown in the table below, the value of which are not included in the book value of assets pledged or the interest rate of the debt instrument.

(3)	These non-recourse debt agreements were repaid in the fourth quarter of 2018 from proceeds of prepayment of the related assets. See Note 6. Our Portfolio for further information.

(4)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(5)
The total collateral pledged against our non-recourse debt was $1,105 million and $1,545 million as of December 31, 2018 and December 31, 2017, respectively. In addition, $35 million and $59 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of December 31, 2018 and December 31, 2017

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of December 31, 2018 and 2017.
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
In connection with several of our non-recourse debt borrowings, we have entered into the following interest rate swaps that are designated as cash flow hedges:

			Notional Value as of December 31,		Fair Value as of December 31,
	Base Rate	Hedged Rate	2018	2017	2018	2017	Term
			(dollars in millions)
HASI SYB Loan Agreement 2015-2	3 month LIBOR	1.52%	$—	$31	$—	$0.1	December 2015 to December 2018
HASI SYB Loan Agreement 2015-2	3 month LIBOR	2.55%	29	29	—	(0.2)	December 2018 to December 2024
HASI SYB Loan Agreement 2015-3 (1)	1 month LIBOR	2.34%	—	119	—	—	November 2020 to August 2028
HASI SYB Loan Agreement 2016-1 (1)	3 month LIBOR	1.88%	—	120	—	1.1	November 2016 to November 2021
HASI SYB Loan Agreement 2016-1 (1)	3 month LIBOR	2.73%	—	107	—	(1.1)	November 2021 to October 2032
2017 Master Repurchase Agreement	3 month LIBOR	2.42%	32	32	0.3	—	August 2019 to March 2033
Total			$61	$438	$0.3	$(0.1)

(1)	These interest rate swaps were financially settled in November 2018.
The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of December 31, 2018 and 2017, all of our derivatives were designated as hedging instruments which were deemed to be effective. The following is a presentation of the total balance of the financial statement line item related to our hedging activities in our consolidated statements of operations and the impact of our hedges that is included in this total balance.

	Year ended December 31,
	2018		2017	2016
	(in thousands)
Total interest expense	$76,874		$65,472	$45,241
Impact of hedging	(8,034)	(1)	972	1,316

(1)	There was an approximately $8 million gain on the settlement of these instruments that is classified in interest expense in our consolidated statement of operations.

The stated minimum maturities of non-recourse debt as of December 31, 2018, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2019	$139
2020	24
2021	26
2022	27
2023	61
Thereafter	575
Total minimum maturities	852
Deferred financing costs, net	(17)
Total non-recourse debt	$835
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
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. The convertible notes are senior unsecured obligations of ours and have an initial conversion rate of 36.7107 shares for each $1,000 principal amount of convertible notes which is equal to a total of approximately 5.5 million shares with an initial conversion price of $27.24. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder. As of December 31, 2018, none of these dilutive events have occurred and the conversion rate remains at the initial rate. In February of 2019, our board of directors approved an increase to the dividend, which will change the conversion rate to an amount to be determined on the ex-dividend date of April 3, 2019.
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

The following table presents a summary of the components of the convertible notes:

	As of and for the year ended December 31,
	2018	2017
	(in millions)
Principal	$150	$150
Accrued interest	2	3
Less:
Unamortized financing costs	(4)	(5)
Carrying value of convertible notes	$148	$148
Interest expense	$7	$3
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
Rent expense was less than $1 million for each of the years ended December 31, 2018, 2017, and 2016, respectively. Future gross minimum lease payments are less than $1 million per year during the remaining term of the lease.
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees to other transaction participants

In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of December 31, 2018, there have been no such actions resulting in claims against the Company.
10. Income Tax
We recorded a tax expense of approximately $2 million, for the year ended December 31, 2018, $1 million for the year ended December 31, 2017 and $0 million for the year ended 2016, related to the activities of our TRS. The federal income tax expense and benefits recorded were determined using a rate of 21% in 2018 and 35% in 2017 and 2016. Our deferred tax assets and liabilities were measured using a federal rate of 21% in 2018. Below is a reconciliation between the statutory rates of our TRS entities as of December 31, 2018 and our effective tax rates for the years ended December 31:

	2018	2017	2016
Federal statutory income tax rate	21%	35%	35%
Reduction in rate resulting from:
Share-based compensation	(1)%	(8)%	(373)%
Equity method investments	(11)%	(83)%	(847)%
Other	2%	6%	9%
Valuation allowance	2%	49%	1,176%
TCJA rate revaluation adjustment	—%	1%	—%
Effective tax rate	13%	—%	—%
We recorded a deferred tax liability of $2 million and $1 million as of December 31, 2018 and 2017, respectively, related to the activities of our TRS. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2018	2017
	(in millions)
Receivables basis difference	$(9)	$(8)
Equity method investments	(31)	(22)
Gross deferred tax liabilities	(40)	(30)
Net operating loss (NOL) carryforwards	34	27
Tax credit carryforwards	12	10
Share-based compensation	3	3
Valuation allowance	(11)	(11)
Gross deferred tax assets	38	29
Net deferred tax liabilities	$(2)	$(1)
We have unused NOLs of $142 million and tax credits of approximately $12 million. Approximately, $132 million of our NOLs will begin to expire in 2034. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOL in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $10 million were added in 2018, which are not subject to expiration but are limited to 80% of taxable income.
We have no examinations in progress, none are expected at this time, and years 2015 through 2018 are open. As of December 2018 and 2017, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2018 and 2017, and no interest and penalties were recognized during the years ended December 31, 2018, 2017, or 2016.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2018 and 2017 are characterized as follows:

	2018	2017
Common distributions
Ordinary income	—%	15%
Return of capital	100%	85%
	100%	100%

U.S. Federal Income Tax Legislation
The TCJA, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Certain key provisions of the TCJA impact us and could impact us in the future , include the following:

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

•	Tax credits - the TCJA modifies the availability and the use by certain taxpayers of certain tax credits for investments in certain wind, solar, and other renewable energy assets.
11. Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2017 and 2018:

Announced Date	Record Date		Pay Date	Amount per share
3/15/2017	4/5/2017		4/13/2017	$0.33
6/1/2017	7/6/2017		7/13/2017	0.33
9/12/2017	10/5/2017		10/16/2017	0.33
12/12/2017	12/26/2017	(1)	1/11/2018	0.33
2/21/2018	4/4/2018		4/12/2018	0.33
5/31/2018	7/5/2018		7/12/2018	0.33
9/12/2018	10/3/2018		10/11/2018	0.33
12/12/2018	12/26/2018	(1)	1/10/2019	0.33

(1)	These dividends are treated as distributions in the following year for tax purposes.
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

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
1/20/17 to 2/2/17	ATM	0.197	$19.18	(3)	$4
3/10/2017	Public Offering	3.450	18.73	(4)	64
5/17/17 to 6/22/17	ATM	1.376	22.71	(3)	31
5/18/18 to 6/25/18	ATM	0.834	18.76	(3)	15
11/15/18 to 12/11/2018	ATM	2.777	23.37	(3)	64
12/17/2018	Public Offering	5.000	21.60	(4)	108

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the average price per share at which investors in our ATM offerings purchased our shares.

(4)	Represents the price per share at which the underwriters in our public offerings purchased our shares.
Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan
We have 5,135,043 awards authorized for issuance under our 2013 Plan. As of December 31, 2018, we have issued awards with service, performance and market conditions and have 1,829,609 awards remaining available for issuance. During the year ended December 31, 2018, our board of directors awarded employees and directors 630,234 shares of restricted stock and restricted stock units that vest from 2019 to 2023. As of December 31, 2018, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.
A summary of equity-based compensation expense and the fair value of shares vested on the vesting date for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
	(in millions)
Equity-based compensation expense	$10	$11	$10
Fair value of awards vested on vesting date	7	5	14
The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $12 million as of December 31, 2018. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance—December 31, 2015	1,248,069	$15.16	$18.9
Granted	661,055	18.62	12.3
Vested	(716,264)	14.03	(10.0)
Forfeited	(11,188)	17.25	(0.2)
Ending Balance—December 31, 2016	1,181,672	$17.76	$21.0
Granted	452,864	19.06	8.6
Vested	(230,424)	14.41	(3.3)
Forfeited	(4,519)	18.72	(0.1)
Ending Balance—December 31, 2017	1,399,593	$18.73	$26.2
Granted	454,106	19.72	9.0
Vested	(370,072)	18.88	(7.0)
Forfeited	(96,871)	18.92	(1.8)
Ending Balance—December 31, 2018	1,386,756	$19.00	$26.4
A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance—December 31, 2016	—	$—	$—
Granted	257,284	18.99	4.9
Vested	(376)	18.99	—
Forfeited	(1,202)	18.99	—
Ending Balance—December 31, 2017	255,706	$18.99	$4.9
Granted	176,128	20.24	3.5
Vested	(20,368)	18.99	(0.4)
Forfeited	(18,318)	19.05	(0.3)
Ending Balance—December 31, 2018	393,148	$19.55	$7.7
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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Year ended December 31,
Numerator:	2018	2017	2016
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$41.6	$30.9	$14.7
Less: Dividends paid on participating securities	(1.8)	(1.9)	(1.8)
Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$39.8	$29.0	$12.9
Denominator:
Weighted-average number of common shares—basic	52,780,449	50,361,672	40,290,717
Weighted-average number of common shares—diluted	52,780,449	50,361,672	40,290,717
Basic earnings per common share	$0.75	$0.57	$0.32
Diluted earnings per common share	$0.75	$0.57	$0.32
Other Information:
Weighted-average number of OP units	281,106	284,992	284,992
Unvested restricted common stock outstanding (i.e., participating securities)	1,386,756	1,399,593	1,181,672
13. Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. During the years ended December 31, 2018, 2017, and 2016 we recognized income (loss) of $22.2 million, $22.3 million, and $6.1 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.

The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	MM Solar Parent LLC	Helix Fund I, LLC	Other investments (1)	Total

Balance Sheet
As of September 30, 2018
Current assets	$4	$4	$1	$248	$257
Total assets	280	84	27	3,713	4,104
Current liabilities	3	5	—	108	116
Total liabilities	13	33	—	955	1,001
Members’ equity	267	51	27	2,758	3,103
As of December 31, 2017
Current assets	3	3	1	130	137
Total assets	286	85	28	2,866	3,265
Current liabilities	1	5	—	70	76
Total liabilities	11	36	—	319	366
Members’ equity	275	49	28	2,547	2,899
Income Statement
For the nine months ended September 30, 2018
Revenue	10	8	2	197	217
Income from continuing operations	(5)	4	1	19	19
Net income	(5)	4	1	19	19
For the year ended December 31, 2017
Revenue	12	11	2	248	273
Income from continuing operations	(8)	4	1	(49)	(52)
Net income	(8)	4	1	(49)	(52)
For the year ended December 31, 2016
Revenue	13	12	—	283	308
Income from continuing operations	(6)	5	—	23	22
Net income	(6)	5	—	23	22

(1)	Represents aggregated financial statement information for investments not separately presented.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee's contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed less than $1 million under the plan for the years ended December 31, 2018, 2017, and 2016, respectively.

15. Selected Quarterly Financial Data (Unaudited)
The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (Amounts for the individual quarters when aggregated may not agree to the full year due to rounding):

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Total revenue	$27,908	$35,826	$34,883	$39,192
Total expenses	26,833	28,903	29,041	31,251
Income before equity method investments	1,075	6,923	5,842	7,941
Income (loss) from equity method investments	(2,285)	10,583	11,671	2,192
Income (loss) before income taxes	(1,210)	17,506	17,513	10,133
Income tax (expense) benefit	(18)	(153)	(939)	(1,034)
Net income (loss)	(1,228)	17,353	16,574	9,099
Net income (loss) attributable to controlling stockholders	$(1,223)	$17,262	$16,483	$9,055
Basic and diluted earnings (loss) per common share	$(0.03)	$0.32	$0.30	$0.16

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Total revenue	$23,800	$28,275	$26,402	$27,095
Total expenses	20,697	24,159	25,298	25,788
Income before equity method investments	3,103	4,116	1,104	1,307
Income (loss) from equity method investments	4,171	8,377	6,876	2,866
Income (loss) before income taxes	7,274	12,493	7,980	4,173
Income tax (expense) benefit	(32)	(83)	(5)	(766)
Net income (loss)	7,242	12,410	7,975	3,407
Net income (loss) attributable to controlling stockholders	$7,199	$12,340	$7,933	$3,383
Basic and diluted earnings (loss) per common share	$0.14	$0.23	$0.14	$0.06

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 73 of this annual report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2018.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 11.	Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of our Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

Item 14.	Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

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
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12
Letter Agreement, dated as of April 5, 2018, between M. Rhem Wooten, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2018 (No. 001-35877), filed on May 4, 2018)

10.13
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.14
Agreement and Plan of Merger, dated as of April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Agreement and Plan of Merger, dated as of April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16
Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December  20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.17
Note Purchase Agreement, dated as of December  20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18
Unit Purchase Agreement, dated as of May  28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.19
Agreement for Professional Services, dated as of May  28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.2
Indenture, dated as of September  30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.21
Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.22
Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.23
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.24
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.25
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.26*
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto

10.27*
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto

10.28*	Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC
10.29*	Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC
21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.
23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101 PRE*	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith.
** Furnished with this report.

Item 16.	Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 22, 2019	/s/ Jeffrey W. Eckel
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

Signatures		Title

By:	/s/ Jeffrey W. Eckel	Chairman of the Board, President	February 22, 2019
	Jeffrey W. Eckel	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ J. Brendan Herron	Chief Financial Officer and	February 22, 2019
	J. Brendan Herron	Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer and	February 22, 2019
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Rebecca B. Blalock		February 22, 2019
Rebecca B. Blalock

By:	/s/ Teresa M. Brenner		February 22, 2019
Teresa M. Brenner

By:	/s/ Mark J. Cirilli		February 22, 2019
Mark J. Cirilli

By:	/s/ Charles M. O'Neil		February 22, 2019
Charles M. O’Neil

By:	/s/ Richard J. Osborne		February 22, 2019
Richard J. Osborne

By:	/s/ Steven G. Osgood		February 22, 2019
Steven G. Osgood