Form 10-K/A
period 2018-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2019-03-26
CIK 1561894

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
None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On March 22, 2019, the registrant had a total of 63,251,500 shares of common stock, $0.01 par value, outstanding (which includes 983,655 shares of unvested restricted common stock).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1
EXPLANATORY NOTE
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2019 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.
We have determined that our equity method investment in Buckeye Wind Energy Class B Holdings, LLC and Subsidiaries, which is not consolidated in our financial statements was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2018. Additionally, our equity method investments in MM Solar Parent, LLC and Subsidiaries and Helix Fund I, LLC, which are also not consolidated in our financial statements, were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2017. Since the financial statements as of and for the year ended December 31, 2018 of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2018.
Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 22, 2019 to include the following Exhibits:

•	Exhibit 23.2 – Consent of EKS&H LLLP for MM Solar Parent, LLC and Subsidiaries,

•	Exhibit 23.3 – Consent of CohnReznick LLP for Helix Fund I, LLC,

•	Exhibit 23.4 – Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC

•	Exhibit 99.1 – MM Solar Parent, LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years then ended and for the year ended December 31, 2016,

•	Exhibit 99.2 – Helix Fund I LLC, Financial Statements as of and for the year ended December 31, 2018

•
Exhibit 99.3 – Helix Fund I LLC, Financial Statements as of December 31, 2017 and January 1, 2017 and for the year ended December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017, and

•
Exhibit 99.4 – Buckeye Wind Energy Class B Holdings LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including the exhibits to the Original Form 10-K, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April 23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013).

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12
Letter Agreement, dated as of April 5, 2018, between M. Rhem Wooten, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2018 (No. 001-35877), filed on May 4, 2018)

10.13
Employment Agreement, dated April 17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.14
Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub I LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund, LLC, MissionPoint ES Parallel Fund I, L.P., MissionPoint HA Parallel Fund I Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Agreement and Plan of Merger, dated as of April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., HA Merger Sub II LLC, HA Merger Sub III LLC, MissionPoint HA Parallel Fund II, LLC, MissionPoint ES Parallel Fund II, L.P. MissionPoint HA Parallel Fund II Corp. and MissionPoint HA Parallel Fund, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.16
Trust Agreement relating to HASI SYB 2013-1 Trust, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.17
Note Purchase Agreement, dated as of December 20, 2013, among HASI SYB 2013-1 Trust, HASI SYB I LLC, HAT SYB I LLC, The Bank of New York Mellon as Trustee and the purchaser of the notes thereunder (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2013 (No. 001-35877), filed on March 18, 2014)

10.18
Unit Purchase Agreement, dated as of May 28, 2014, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., American Wind Capital Company, LLC, Northwharf Nominees Limited, DBD AWCC LLC, NGP Energy Technology Partners II, L.P. and C.C. Hinckley Company, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.19
Agreement for Professional Services, dated as of May 28, 2014, by and among Hannon Armstrong Capital, LLC and AWCC Capital, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014 (No. 001-35877), filed on August 14, 2014)

10.20
Indenture, dated as of September  30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.21
Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.22
Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.23
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.24
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.25
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.26
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.26 to the Registrant's Form 10-K (No. 001-35877) filed on February 22, 2019)

10.27
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K (No. 001-35877) filed on February 22, 2019)

10.28
Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Form 10-K (No. 001-35877) filed on February 22, 2019)

10.29
Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K (No. 001-35877) filed on February 22, 2019)

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)

23.2*	Consent of EKS&H LLLP for MM Solar Parent, LLC and Subsidiaries
23.3*	Consent of CohnReznick LLP for Helix Fund I, LLC
23.4*	Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC and Subsidiaries
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*	MM Solar Parent LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years then ended and for the year ended December 31, 2016
99.2*	Helix Fund I LLC, Consolidated Financial Statements as of and for the year ended December 31, 2018
99.3*
Helix Fund I LLC, Consolidated Financial Statements as of December 31, 2017 and January 1, 2017 and for the year December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017

99.4*	Buckeye Wind Energy Class B Holdings LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Registrant’s Form 10-K (No. 001-35877), filed on February 23, 2018)
101.SCH	XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
101.LAB	XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)
101 PRE	XBRL Taxonomy Extension Presentation Linkbase (incorporated by reference to Exhibit 101.PRE to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2019)

*	Filed herewith.

**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.

Date: March 26, 2019	By:	/s/ Jeffrey W. Eckel
	Name:	Jeffrey W. Eckel
	Title:	Chairman, Chief Executive Officer and President

Date: March 26, 2019	By:	/s/ Charles W. Melko
	Name:	Charles W. Melko
	Title:	Chief Accounting Officer and Senior Vice President