Form 10-Q
period 2019-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2019-05-03
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 per value per share	HASI	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 63,861,385 shares of common stock, par value $0.01 per share, outstanding as of April 29, 2019 (which includes 985,747 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2018 (collectively, our “2018 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and in other periodic reports that we file with the SEC. Statements regarding the following subjects, among others, may be forward-looking:

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

•
availability of opportunities to invest in projects that reduce carbon emissions or increase resilience to climate change including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact the value our assets;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates, including the flattening of the yield curve, and the market value of our assets and target assets;

•	changes in commodity prices, including continued low natural gas prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;

•	impact of and changes in accounting guidance;

- i -

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and

•	our understanding of our competition.
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
The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2018 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
The following discussion is a supplement to and should be read in conjunction with our 2018 Form 10-K.

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2019 (unaudited)	December 31, 2018
Assets
Equity method investments	$458,916	$471,044
Government receivables	463,715	497,464
Commercial receivables	453,828	447,196
Real estate	364,582	365,370
Investments	177,636	169,793
Cash and cash equivalents	62,091	21,418
Other assets	206,102	182,628
Total Assets	$2,186,870	$2,154,913
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$33,266	$36,509
Deferred funding obligations	66,350	72,100
Credit facilities	283,381	258,592
Non-recourse debt (secured by assets of $1,041 million and $1,105 million, respectively)	814,662	834,738
Convertible notes	147,150	148,451
Total Liabilities	1,344,809	1,350,390
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 62,875,638 and 60,510,086 shares issued and outstanding, respectively	629	605
Additional paid in capital	1,009,346	965,384
Accumulated deficit	(170,953)	(163,205)
Accumulated other comprehensive income (loss)	(375)	(1,684)
Non-controlling interest	3,414	3,423
Total Stockholders’ Equity	842,061	804,523
Total Liabilities and Stockholders’ Equity	$2,186,870	$2,154,913

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Revenue
Interest income, receivables	$15,520	$12,849
Interest income, investments	1,884	1,541
Rental income	6,476	5,941
Gain on sale of receivables and investments	6,839	6,256
Fee income	2,174	1,321
Total revenue	32,893	27,908
Expenses
Interest expense	15,430	18,711
Compensation and benefits	7,439	5,321
General and administrative	3,092	2,801
Total expenses	25,961	26,833
Income before equity method investments	6,932	1,075
Income (loss) from equity method investments	4,506	(2,285)
Income (loss) before income taxes	11,438	(1,210)
Income tax (expense) benefit	2,270	(18)
Net income (loss)	$13,708	$(1,228)
Net income (loss) attributable to non-controlling interest holders	61	(5)
Net income (loss) attributable to controlling stockholders	$13,647	$(1,223)
Basic earnings (loss) per common share	$0.22	$(0.03)
Diluted earnings (loss) per common share	$0.21	$(0.03)
Weighted average common shares outstanding—basic	61,748,906	51,710,910
Weighted average common shares outstanding—diluted	62,365,271	51,710,910

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$13,708	$(1,228)
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of ($0.3) million in 2019 and $0.0 million 2018	1,999	(2,728)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in 2019 and 2018	(684)	5,897
Comprehensive income (loss)	15,023	1,941
Less: Comprehensive income (loss) attributable to non-controlling interest holders	69	12
Comprehensive income (loss) attributable to controlling stockholders	$14,954	$1,929

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781
Net income (loss)				(1,223)		(5)	(1,228)
Unrealized gain (loss) on available-for-sale securities					(2,714)	(14)	(2,728)
Unrealized gain (loss) on interest rate swaps					5,865	32	5,897
Issued shares of common stock	5		43				43
Equity-based compensation			1,739			9	1,748
Issuance (repurchase) of vested equity-based compensation shares	157	1	(1,823)				(1,822)
Redemption of OP Units			(20)			(47)	(67)
Dividends and distributions				(17,578)		(94)	(17,672)
Balance at March 31, 2018	51,827	$518	$770,922	$(150,052)	$2,086	$3,478	$626,952

Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income				13,647		61	13,708
Unrealized gain (loss) on available-for-sale securities					1,990	9	1,999
Unrealized gain (loss) on interest rate swaps					(681)	(3)	(684)
Issued shares of common stock	2,068	21	46,791				46,812
Equity-based compensation			3,596			17	3,613
Issuance (repurchase) of vested equity-based compensation shares	298	3	(6,425)				(6,422)
Dividends and distributions				(21,395)		(93)	(21,488)
Balance at March 31, 2019	62,876	$629	$1,009,346	$(170,953)	$(375)	$3,414	$842,061

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$13,708	$(1,228)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,136	1,116
Amortization of deferred financing costs	1,673	2,615
Equity-based compensation	3,578	1,845
Equity method investments	2,024	9,052
Non-cash gain on securitization	(6,610)	(7,256)
Changes in receivables held-for-sale	—	3,243
Changes in accounts payable and accrued expenses	(8,241)	(866)
Other	(3,815)	(3,174)
Net cash provided by (used in) operating activities	3,453	5,347
Cash flows from investing activities
Equity method investments	(10,448)	—
Equity method distributions received	20,530	23,387
Purchases of receivables	(22,430)	(3,441)
Principal collections from receivables	21,345	10,275
Proceeds from sales of receivables	26,919	—
Purchases of investments	(6,809)	(3,826)
Principal collections from investments	1,325	744
Funding of escrow accounts	(11,869)	(9,655)
Withdrawal from escrow accounts	7,945	8,647
Other	69	(297)
Net cash provided by (used in) investing activities	26,577	25,834
Cash flows from financing activities
Proceeds from credit facilities	26,500	—
Principal payments on credit facilities	(1,925)	—
Proceeds from issuance of non-recourse debt	13,923	30,952
Principal payments on non-recourse debt	(35,180)	(28,787)
Payments on deferred funding obligations	(5,759)	(16,993)
Net proceeds of common stock issuances	46,388	—
Payments of dividends and distributions	(20,518)	(17,606)
Other	(6,671)	(367)
Net cash provided by (used in) financing activities	16,758	(32,801)
Increase (decrease) in cash, cash equivalents, and restricted cash	46,788	(1,620)
Cash, cash equivalents, and restricted cash at beginning of period	59,353	118,177
Cash, cash equivalents, and restricted cash at end of period	$106,141	$116,557
Interest paid	$14,882	$17,427
Non-cash changes in residual assets (investing activity)	(6,636)	(7,761)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2019

1.	The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) focuses on making investments in climate change solutions by providing capital to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing in a diversified portfolio of investments that generate long-term, recurring and predictable cash flows from proven commercial technologies.
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as land ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

•	Equity in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
We finance our business through cash on hand, borrowings under credit facilities and debt transactions, asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties. Some of our subsidiaries are special purpose entities that are formed for specific operations associated with investing in sustainable infrastructure receivables for specific long-term contracts.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a real estate investment trust (“REIT”) and also intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the 1940 Act, as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly period ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
We have made equity investments in various renewable energy projects. Our renewable energy projects are typically owned in holding companies (using limited liability companies ("LLCs") taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages) and we typically receive a stated preferred return consisting of a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once our preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project, receives a larger portion of the cash flows through its interest in the holding company and we, along with any other institutional investors, will have an on-going residual interest.
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
We have also made an investment in a joint venture which holds land under solar projects that we have determined to be a voting interest entity. This investment entitles us to receive an equal percentage of both cash distributions and profit and loss under the terms of the LLC operating agreement. The investment is accounted for under the equity method of accounting with our portion of income being recognized in income (loss) from equity method investments in the period in which the income is earned. Cash distributions received from this equity method investment are classified as operating activities to the extent of cumulative earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which are classified as operating activities are classified as investing activities in our consolidated statements of cash flows.
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
Government and Commercial Receivables
Government and commercial receivables (“receivables”), include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried, unless deemed impaired, at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The net purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows, otherwise the net purchases and proceeds are classified as investing activities. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower's option. We generally accrue this paid-in-kind ("PIK") interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
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
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as "failed sale-leaseback" transactions as defined under ASC Topic 842 ("Topic 842"), Leases, and thus are accounted for similar to our Commercial Receivables as described above in Government and Commercial Receivables.
For our other real estate lease transactions that are classified as operating leases, the scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to the ongoing operation of leases where we are the lessor, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.
When our real estate transactions are treated as an asset acquisition with an operating lease, we typically record our real estate purchases as asset acquisitions that are recorded at cost, including acquisition and closing costs, which is allocated to each tangible and intangible asset acquired on a relative fair value basis.

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
We account for income taxes under ASC 740, Income Taxes ("ASC 740") for our TRSs using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our equity investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises.

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
Equity-Based Compensation
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (as amended, the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may make equity or equity based awards as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Certain awards earned under the plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan, if applicable (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and convertible notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase treasury stock at our stock’s average market price, which is deducted from the amount of stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The convertible notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares over the period issuable upon conversion of the note. No adjustment is made for shares that are anti-dilutive during a period.
Segment Reporting
We make equity and debt investments in the energy efficiency, renewable energy, and other sustainable infrastructure markets. We manage our business as a single portfolio and report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued guidance codified in ASC Topic 842, which amends the guidance in former ASC Topic 840, Leases. The main principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Lessor accounting remains relatively consistent with some changes to align Topic 842 with ASC Topic 606, Revenue from Contracts with Customers, including changes to the guidance on classification of real estate lease transactions. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Topic 842 provides companies with a choice of transitioning to the new standard using one of two modified retrospective transition approaches; one that requires companies to adjust comparative periods upon adoption and another where the impact of adoption is reflected in retained earnings and comparative periods are not adjusted.
We have adopted Topic 842 effective January 1, 2019 and have elected to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We have also elected the package of practical expedients which allowed us to not reassess (1) whether existing contracts contain leases, (2) the lease classification for existing leases, and (3) whether existing initial direct costs meet the new definition. The adoption of Topic 842 did not have a material impact on our financial statements. Subsequent to adoption of Topic 842, due to the changes in the lessor rules for classification of real estate leasing transactions, certain of our real estate leasing transactions may be accounted for as commercial receivables rather than being treated as real estate asset acquisitions with operating leases.
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments ("Topic 326"). Topic 326 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of Topic 326 will have on our consolidated financial statements and related disclosures.
Other accounting standards updates issued before May 2, 2019, and effective after March 31, 2019, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2019 and December 31, 2018, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2019
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$463	$464	Level 3
Commercial receivables	449	454	Level 3
Investments (1)	178	178	Level 3
Securitization residual assets (2)	77	77	Level 3
Liabilities
Credit facilities (3)	$283	$283	Level 3
Non-recourse debt (3)	828	831	Level 3
Convertible notes (3)	153	151	Level 2

(1)	The amortized cost of our investments as of March 31, 2019, was $179 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.

	As of December 31, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$487	$497	Level 3
Commercial receivables	443	447	Level 3
Investments (1)	170	170	Level 3
Securitization residual assets (2)	71	71	Level 3
Liabilities
Credit facilities (3)	$259	$259	Level 3
Non-recourse debt (3)	835	852	Level 3
Convertible notes (3)	139	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2018, was $173 million.
(2)    Included in other assets on the consolidated balance sheet.
(3)    Fair value and carrying value exclude unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2019	2018
	(in millions)
Balance, beginning of period	$170	$151
Purchases of investments	7	4
Payments on investments	(1)	—
Unrealized gains (losses) on investments recorded in AOCI	2	(3)
Balance, end of period	$178	$152
The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2019	$11	$132	$1	$2
December 31, 2018	82	67	1	3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of March 31, 2019 and December 31, 2018.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Government and commercial receivables, real estate leases, and debt investments consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. See Note 6 for an analysis by type of obligor and the method of rating. Additionally, our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. We have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2019	December 31, 2018
	(in millions)
Cash deposits	$62	$21
Restricted cash deposits (included in other assets)	44	38
Total cash deposits	$106	$59
Amount of cash deposits in excess of amounts federally insured	$105	$57

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.

The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units held by our non-controlling interest holders were exchanged during the three months ended March 31, 2019, and 3,703 OP units were exchanged for the same number of shares during the same period in 2018.

5.	Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the three months ended March 31,
	2019	2018
	(in millions)
Gains on securitizations	$7	$6
Purchase of receivables securitized	302	129
Proceeds from securitizations	309	135
Residual and servicing assets included in other assets	78	53
Cash received from residual and servicing assets	1	1
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
As of March 31, 2019 and December 31, 2018, our managed assets totaled $5.5 billion and $5.3 billion, respectively, of which $3.6 billion and $3.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2019 or 2018. As of March 31, 2019, there were approximately $1.4 million in payments from certain debtors to the securitization trusts that were greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6.	Our Portfolio
As of March 31, 2019, our Portfolio included approximately $1.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.

The following is an analysis of our Portfolio as of March 31, 2019:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$437	$437
Receivables (4)	465	167	286	918	—	918
Real estate (5)	—	364	—	364	22	386
Investments	104	74	—	178	—	178
Total	$569	$605	$286	$1,460	$459	$1,919
% of Debt and real estate portfolio	39%	41%	20%	100%	N/A	N/A
Average remaining balance (6)	$11	$6	$14	$9	$16	$10

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $382 million of U.S. federal government transactions and $187 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $9 million of the transactions have been rated investment grade by an independent rating agency.

(3)
Transactions where the projects or the ultimate obligors are commercial entities that either have ratings below investment grade (either by an independent rating agency or using our internal credit analysis) or where the nature of the subordination in the asset causes it to be considered non-investment grade. This category of assets includes $260 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies where the nature of the subordination causes it to be considered non-investment grade. These loans are secured by residential solar assets and we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This amount also includes $18 million of transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade using our internal credit analysis, and $8 million of loans on non-accrual status. See Receivables and Investments below for further information.

(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.

(5)
Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.

(6)	Excludes approximately 170 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $61 million.
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of March 31, 2019, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	2007 Vento I, LLC	$93
December 2015	Buckeye Wind Energy Class B Holdings, LLC	71
Various	Northern Frontier Wind, LLC	65
December 2018	3D Engie, LLC	49
October 2016	Invenergy Gunsight Mountain Holdings, LLC	37
Various	Helix Fund I, LLC	26
Various	Other transactions	118
	Total equity method investments	$459

An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the 2017 hurricanes. In the first quarter of 2019, we collected insurance proceeds of approximately $8 million. Although there can be no assurance in this regard, we continue to believe that the project’s other existing assets will be sufficient to recover our remaining carrying value of approximately $2 million.
As of December 31, 2018, we held a $14 million investment in a wind project that was purchased as part of a portfolio at a significant discount to the project’s book value, in part, due to the lack of a power purchase agreement and some operational issues. As disclosed in our 2018 Form 10-K, in January 2019 the sponsor indicated it was evaluating this project for impairment due to these issues and recorded an impairment of approximately $12 million in their financial statements as of and for the year ended December 31, 2018, which were issued to us in March 2019. Due to the fact that we account for this investment one quarter in arrears to allow for the receipt of financial information, we recognized our share of the operating results of the project, a loss of approximately $8 million, in the quarter ended March 31, 2019.
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of March 31, 2019 or December 31, 2018.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2019:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$918	$3	$22	$78	$815
Weighted average yield by period	6.6%	4.5%	6.2%	5.3%	6.7%
Investments
Maturities by period	$178	$64	$—	$13	$101
Weighted average yield by period	4.3%	3.6%	—%	4.1%	4.7%
Our non-investment grade assets also consist of two commercial receivables with a combined total carrying value of approximately $8 million as of March 31, 2019 that we consider impaired and that are on non-accrual status. These receivables, which we acquired as part of our acquisition of American Wind Capital Company, LLC in 2014, are assignments of land lease payments from two wind projects (the “Projects”) which became past due in the second quarter of 2017. We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects, but have received no payments since that date. We continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of March 31, 2019.
Other than discussed above, we had no receivables or investments that were impaired or on non-accrual status as of March 31, 2019 or December 31, 2018. There was no provision for credit losses or troubled debt restructurings as of March 31, 2019 or December 31, 2018.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(8)	(8)
Real estate	$365	$365

As of March 31, 2019, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2019 to December 31, 2019	$2	$17
2020	3	22
2021	3	22
2022	3	22
2023	3	23
2024	3	24
Thereafter	79	769
Total	$96	$899
Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $66 million and $72 million as of March 31, 2019 and December 31, 2018, respectively. We have secured financing for, or placed in escrow, approximately $63 million and $68 million of the deferred funding obligations as of March 31, 2019 and December 31, 2018, respectively.
The outstanding deferred funding obligations to be paid are as follows:

Deferred Funding Obligations
(in millions)
From April 1, 2019 to December 31, 2019	$45
2020	16
2021	5
Total	$66

7.	Credit facilities
Senior credit facilities
We have two senior revolving credit facilities, a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a senior secured revolving limited-recourse credit facility with a maximum outstanding principal amount of $250 million and the Approval-Based Facility is a senior secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million. The proceeds from these credit facilities were used to pay off our existing senior secured revolving credit facility, which was terminated upon repayment.
The following table provides additional detail on our senior credit facilities as of March 31, 2019:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$156	$127
Value of collateral pledged to credit facility	208	205
Weighted average short-term borrowing rate	4.0%	4.3%
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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of March 31, 2019 are as follows:

Future minimum maturities
(in millions)
April 1, 2019 to December 31, 2019	$8
2020	8
2021	8
2022	8
2023	15
Total	$47
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
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2019.
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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of					Anticipated Balance at Maturity	Value of Assets Pledged as of
	March 31, 2019	December 31, 2018	Interest Rate		Maturity Date		March 31, 2019	December 31, 2018	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1	$38	$55	2.79%		December 2019	$35	$48	$76	Receivables
HASI Sustainable Yield Bond 2015-1A	89	90	4.28%		October 2034	—	135	135	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%		October 2034	—	135	135	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	103	112	4.12%		January 2023	—	116	151	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	30	32	6.67%	(1)	December 2023	—	71	72	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Trust 2016-2	78	77	4.35%		April 2037	—	81	81	Receivables
2017 Master Repurchase Agreement	61	56	5.11%	(1)	July 2019	57	72	67	Receivables and investments
HASI ECON 101 Trust	133	133	3.57%		May 2041	—	137	137	Receivables and investments
HASI SYB Trust 2017-1	158	159	3.86%		March 2042	—	207	208	Receivables, real estate and real estate intangibles
Other non-recourse debt (2)	128	125	3.15% - 7.45%		2019 to 2046	18	174	178	Receivables
Debt issuance costs	(16)	(17)
Non-recourse debt (3)	$815	$835

(1)
Interest rate represents the current period’s LIBOR based rate plus the spread. We have hedged the LIBOR rate exposure using interest rate swaps fixed at 2.55% and 2.42% for HASI SYB Loan Agreement 2015-2 and 2017 Master Repurchase Agreement, respectively.

(2)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(3)
The total collateral pledged against our non-recourse debt was $1,041 million and $1,105 million as of March 31, 2019 and December 31, 2018, respectively. In addition, $42 million and $35 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of March 31, 2019 and December 31, 2018, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of March 31, 2019 and December 31, 2018.
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

The stated minimum maturities of non-recourse debt as of March 31, 2019, were as follows:

Future minimum maturities
(in millions)
April 1, 2019 to December 31, 2019	$123
2020	24
2021	26
2022	27
2023	152
2024	34
Thereafter	445
Total minimum maturities	$831
Deferred financing costs, net	(16)
Total non-recourse debt	$815
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
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. Our board of directors approved a dividend of $0.335 payable to stockholders of record on April 3, 2019, which results in a conversion rate after that date of 36.7179 for each $1,000 principal amount of convertible notes with a conversion price of $27.23. The conversion rate is subject to adjustment for dividends declared above $0.335 per share per quarter and certain other events that may be dilutive to the holder.
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
The following table presents a summary of the components of the convertible notes:

	March 31, 2019	December 31, 2018
	(in millions)
Principal	$150	$150
Accrued interest	1	2
Less:
Unamortized financing costs	(4)	(4)
Carrying value of convertible notes	$147	$148
We recorded approximately $2 million in interest expense related to the convertible notes in both the three months ended March 31, 2019 and March 31, 2018.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees to other transaction participants
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of March 31, 2019, there have been no such actions resulting in claims against the Company.
10.    Income Tax
We recorded a tax benefit of approximately $2 million for the three months ended March 31, 2019, compared to an income tax expense of $0 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, our income tax expense was determined using federal rates of 21%, and combined state rates, net of federal benefit, of 3%.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2018 and 2019:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2018	4/4/2018		4/12/2018	$0.330
5/31/2018	7/5/2018		7/12/2018	0.330
9/12/2018	10/3/2018		10/11/2018	0.330
12/12/2018	12/26/2018	(1)	1/10/2019	0.330
2/21/2019	4/3/2019		4/11/2019	0.335

(1)	This dividend was treated as a distribution in 2019 for tax purposes.
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock in 2018 and 2019:

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
5/18/18 to 6/25/18	ATM	0.834	18.76	(3)	$15
11/15/18 to 12/11/18	ATM	2.777	23.37	(3)	64
12/17/2018 and 1/3/2019	Public Offering	5.465	21.60	(4)	117
1/23/19 to 3/21/19	ATM	1.603	23.39	(3)	37

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the average price per share at which investors in our ATM offerings purchased our shares.

(4)	Represents the price per share at which the underwriters in our public offerings purchased our shares.

Awards of Shares of Restricted Common Stock and Restricted Stock Units under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2023. During the three months ended March 31, 2019, our board of directors awarded employees and directors 192,893 shares of restricted stock and restricted stock units that vest from 2019 to 2022. As of March 31, 2019, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met.
For the three months ended March 31, 2019, we recorded $4 million of equity-based compensation expense as compared to $2 million for the three months ended March 31, 2018. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $13 million as of March 31, 2019. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	454,106	19.72	9.0
Vested	(370,072)	18.88	(7.0)
Forfeited	(96,871)	18.92	(1.8)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	148,401	23.96	3.5
Vested	(551,502)	18.85	(10.4)
Forfeited	—	—	—
Ending Balance — March 31, 2019	983,655	$19.83	$19.5
A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units	Weighted Average Share Price	Value
			(in millions)
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	176,128	20.24	3.5
Vested	(20,368)	18.99	(0.4)
Forfeited	(18,318)	19.05	(0.3)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	44,492	25.03	1.1
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2019	437,640	$20.10	$8.8

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
Numerator:	2019	2018
	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$13.6	$(1.2)
Less: Dividends paid on participating securities	(0.3)	(0.5)
Undistributed earnings attributable to participating securities	—	—
Net income (loss) attributable to controlling stockholders	$13.3	$(1.7)
Denominator:
Weighted-average number of common shares — basic	61,748,906	51,710,910
Weighted-average number of common shares — diluted	62,365,271	51,710,910
Basic earnings per common share	$0.22	$(0.03)
Diluted earnings per common share	$0.21	$(0.03)
Other Information:
Weighted-average number of OP units	277,586	283,963
Unvested restricted common stock outstanding (i.e., participating securities)	983,655	1,112,940

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized income from our equity method investments of $5 million and during the three months ended March 31, 2019, as compared to a loss of $2 million during the three months ended March 31, 2018. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2018
Current assets	$4	$248	$252
Total assets	276	3,732	4,008
Current liabilities	1	127	128
Total liabilities	12	1,060	1,072
Members' equity	264	2,672	2,936
As of December 31, 2017
Current assets	3	131	134
Total assets	286	2,894	3,180
Current liabilities	1	70	71
Total liabilities	11	319	330
Members' equity	275	2,575	2,850
Income Statement
For the year ended December 31, 2018
Revenue	14	248	262
Income from continuing operations	(6)	(22)	(28)
Net income	(6)	(22)	(28)
For the year ended December 31, 2017
Revenue	12	254	266
Income from continuing operations	(8)	(49)	(57)
Net income	(8)	(49)	(57)
(1) Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and “HASI” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” Our business is focused on reducing greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2018, (collectively, our “2018 Form 10-K”) that was filed with the SEC.
Our Business
We focus on making investments in climate change solutions by providing capital to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns for our stockholders by investing in a diversified portfolio of investments that generate long-term, recurring and predictable cash flows from proven commercial technologies.
We believe we were one of the first U.S. public companies solely dedicated to investments that reduce carbon emissions or increase resilience to climate change. Our investments, which typically benefit from contractually committed high credit quality obligors, have taken a number of forms including equity, joint ventures, land ownership, lending or other financing transactions. We also generate ongoing fees through gain-on-sale securitization transactions, services and asset management.
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
We make our investments utilizing a variety of structures including:

•	Equity in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases.
Our equity investments in renewable energy projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. We make debt investments in energy efficiency projects, which reduce the amount or cost of energy usage, and may also make debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects. We are usually assigned the payment stream and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments are generally also secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, over 24,000 acres of land that are leased under long-term agreements to over 50 renewable energy projects, where our rental income is typically senior to most project costs, debt, and equity.
We focus on projects that use proven technology and that often have contractually committed agreements with an investment grade rated off-taker or counterparties. While we prefer investments in which we hold a senior or preferred position in a project, we also have invested, in mezzanine debt or common equity in projects where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 15% of our assets in any individual project requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and to maintain our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
We completed approximately $319 million of transactions during the three months ended March 31, 2019, compared to approximately $108 million during the same period in 2018. As of March 31, 2019, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $1.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2019, our Portfolio consisted of over 190 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We believe we have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with a number of new lenders and insurance companies over the past several years. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As a result of increases in short-term interest rates without a corresponding increase in long-term rates which has resulted in a reduction in the difference in yield between short-term interest rates and long-term interest rates known as a flattening of the yield curve, we have increased our use of securitization transactions and expect to continue to use a higher level of these transactions in the short to intermediate-term. As of March 31, 2019, we managed approximately $3.6 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2019, we manage approximately $5.5 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2019, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, and the impacts of climate change. We provide a summary of the factors impacting our operating results in our 2018 Form 10-K under MD&A – Factors Impacting our Operating Results.
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
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern:

•	Consolidation and equity method investments;

•	Impairment of our Portfolio; and

•	Securitization of receivables.
We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2018 Form 10-K and under Note 2 of this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $1.9 billion as of March 31, 2019, and included approximately $0.9 billion of behind-the-meter assets, approximately $0.9 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 23% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 20% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 190 transactions with an average size of $10 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 14 years as of March 31, 2019.

Our Portfolio included the following as of March 31, 2019:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our debt investments as of March 31, 2019:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$397	2020 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	130	2020 to 2054
Fixed-rate receivables, interest rates greater than 6.50% per annum	391	2019 to 2069
Receivables	918
Allowance for credit losses	—
Receivables, net of allowance	918
Fixed-rate investments, interest rates less than 5.00% per annum	138	2019 to 2044
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	40	2028 to 2050
Total receivables and investments	$1,096

The table below presents, for each major category of our Portfolio and the related interest-bearing liabilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in total revenue and thus we have excluded the income and related interest expense for our equity method investments from this analysis. Our net investment margin represents the difference between the interest and rental income generated by our Portfolio and the interest expense, divided by our average Portfolio balance.

	Three Months Ended March 31,
	2019	2018
	(dollars in millions)
Interest income, receivables	$16	$13
Average monthly balance of receivables	$904	$980
Average interest rate of receivables	6.9%	5.2%
Interest income, investments	$2	$2
Average monthly balance of investments	$172	$153
Average interest rate of investments	4.4%	4.0%
Rental income	$6	$6
Average monthly balance of real estate	$365	$340
Average yield on real estate	7.1%	7.0%
Average monthly balance of Portfolio	$1,441	$1,473
Average yield from Portfolio	6.6%	5.5%
Interest expense (1)	$13	$14
Average monthly balance of debt (1)	$1,137	$1,225
Average interest rate of debt (1)	4.5%	4.7%
Average interest spread (1)	2.1%	0.8%
Net investment margin (1)	3.1%	1.6%

(1)
Excludes amounts related to the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2019:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$918	$32	$129	$174	$583
Investments	178	67	17	24	70

See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2019,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2019,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.
Results of Operations
Comparison of the Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$16	$13	$3	23%
Interest income, investments	2	2	—	—%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	7	6	1	17%
Fee income	2	1	1	100%
Total revenue	33	28	5	18%
Expenses
Interest expense	16	19	(3)	(16)%
Compensation and benefits	7	5	2	40%
General and administrative	3	3	—	—%
Total expenses	26	27	(1)	(4)%
Income before equity method investments	7	1	6	600%
Income (loss) from equity method investments	4	(2)	6	NM
Income (loss) before income taxes	11	(1)	12	NM
Income tax (expense) benefit	3	—	3	NM
Net income (loss)	$14	$(1)	$15	NM
NM—Percentage change is not meaningful.

•
Net income increased by approximately $15 million as a result of a $5 million increase in total revenue, $6 million increase in income from equity method investments, $1 million decrease in total expenses, and a $3 million income tax benefit in the current period. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue grew by $5 million as gain on sale of receivables and investments and fee income grew by $2 million primarily due to increased securitization activity during the three months ended March 31, 2019, when compared to the same period in 2018. Interest income from investments and rental income increased by $3 million as compared to the same period in the prior year due to a higher average interest rate on our receivables.

•	Interest expense decreased by $3 million primarily due to an decrease in total debt and its related cost during the three months ended March 31, 2019, when compared to the same period in 2018.

•
Compensation and benefits increased by $2 million due to an increase in equity-based compensation expense resulting from the timing of vesting and higher Company performance when compared to the same period in 2018.

•
Income from equity method investments increased by $6 million primarily due to an allocation of income from one of our joint ventures due to the related project's realization of investment tax credits.

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
The cash distributions for our equity method investments are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this core equity method investment adjustment to our GAAP net income (loss) in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments.
For the three months ended March 31, 2019, we recognized income of $5 million under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $10 million for core earnings as discussed above, to reflect our return on capital from these investments for the three months ended March 31, 2019. This compares to the collected cash distributions from these equity method investments of approximately $27 million for the three months ended March 31, 2019, with the difference between core earnings and cash collected representing a return of capital.
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
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019		2018
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$13,647	$0.21	$(1,223)	$(0.03)
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(4,506)		2,285
Add back core equity method investments earnings	9,604		10,592
Non-cash equity-based compensation charges	3,578		1,845
Amortization of intangibles	816		783
Non-cash provision (benefit) for income taxes	(2,266)		—
Current year earnings attributable to non-controlling interest	61		(5)
Core earnings (2)	$20,934	$0.33	$14,277	$0.27

(1)	This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.

(2)
Core earnings per share is based on 63,706,102 shares for the three months ended March 31, 2019 and 53,549,878 shares for the three months ended March 31, 2018, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

Managed Assets
As we both consolidate assets on our balance sheet and securitize assets, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis, which assumes that securitized receivables are not sold. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, investments and residual assets in securitized receivables. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	March 31, 2019	December 31, 2018
	(dollars in millions)
Equity method investments	$459	$471
Government receivables	464	497
Commercial receivables	454	447
Real estate	365	365
Investments	178	170
Assets held in securitization trusts	3,596	3,334
Managed Assets	$5,516	$5,284
Credit losses as a percentage of assets under management	0.0%	0.0%

Environmental Metrics
As part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in the quarter ended March 31, 2019, will reduce annual carbon emissions by approximately 96 thousand metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make investments in sustainable infrastructure, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments through the use of non-recourse or recourse debt, equity and through the use of off-balance sheet securitization structures.
In December 2018, we entered into two senior secured revolving credit facilities ("Rep-Based Facility" and "Approval-Based Facility") with several lenders with a combined maximum outstanding balance of $450 million, to repay and replace our pre-existing credit facility. For additional information on our credit facilities, see Note 7 to our financial statements on this Form 10-Q.
As of March 31, 2019, we had approximately $815 million of non-recourse borrowings, as well as $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of March 31, 2019, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $3.6 billion.
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
During the quarter ended March 31, 2019, we raised approximately $47 million through the issuance of equity, including approximately $10 million through the exercise of the underwriter’s option of common equity from our December 2018 public offering, and approximately $37 million under our “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $250 million of our common stock. For additional information related to our equity raises see Note 11 to our financial statements of this Form 10-Q.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances as a means of financing our business. We also expect to use both on-balance sheet and non-consolidated securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage the Portfolio diversification.
The decision on how we finance specific assets or groups of assets is largely driven by capital allocations and risk and portfolio and financial management considerations, including the potential for gain on sale or fee income, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financing arrangements.
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.5 to 1 as of March 31, 2019, below our target limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 72% as of March 31, 2019, which is within our targeted fixed rate debt percentage range of 60% to 85%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	March 31, 2019	% of Total	December 31, 2018	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$345	28%	$317	26%
Fixed-rate debt	900	72%	925	74%
Total debt (1)	$1,245	100%	$1,242	100%
Equity	$842		$805
Leverage	1.5 to 1		1.5 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $62 million and $58 million of non-recourse debt with floating rate exposure as of March 31, 2019 and December 31, 2018, respectively. Approximately $32 million of the March 31, 2019 and December 31, 2018, floating rate exposure is hedged beginning in August 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
While we generally intend to hold our target assets that we do not securitize upon acquisition as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. The timing and impact of future sales of receivables and investments, if any, cannot be predicted with any certainty. Since we expect that our assets will generally be financed with debt, we expect that a significant portion of the proceeds from sales of our assets (if any), prepayments and scheduled amortization will be used to repay balances under our debt financing sources.
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
Sources and Uses of Cash
We had approximately $106 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2019 and December 31, 2018, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $3 million for the three months ended March 31, 2019, driven primarily by net income of $14 million, offset by adjustments for non-cash and other items of $11 million. The non-cash and other adjustments consisted of increases of $2 million related to equity method investments, $3 million of depreciation and amortization, and $3 million related to equity-based compensation. These were offset by $7 million related to gains on securitizations and $12 million related to other items.

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
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $27 million for three months ended March 31, 2019. We made $29 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $12 million and made $10 million of equity method investments. We collected $20 million from equity method investments representing the return of capital determined under GAAP, $23 million from receivables and fixed rate debt-securities, $27 million from the sales of receivables, and withdrew $8 million from escrow accounts.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $17 million for the three months ended March 31, 2019. We had non-recourse debt borrowings of $14 million, borrowings from our credit facilities of $27 million, and received $46 million of net proceeds from the issuance of common stock. We made $35 million of principal payments on non-recourse debt, $2 million of principal payments on credit facilities, and $6 million of payments on deferred funding obligations and paid $27 million of dividends, distributions and other.
Net cash used in financing activities was approximately $33 million for the three months ended March 31, 2018. We had non-recourse debt borrowings of $31 million. We made $29 million of principal payments on non-recourse debt, $17 million of payments on deferred funding obligations and paid $18 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $78 million as of March 31, 2019, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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
To the extent that we generate taxable income, distributions to our stockholders generally will be taxable as ordinary income, although all or a portion of such distributions may be designated by us as a qualified dividend or capital gain. For taxable years ending in 2018 through 2025, a deduction is permitted for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. In the event we make distributions to our stockholders in excess of our taxable income, the excess will constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.
The dividends declared in 2018 and 2019 are described under Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2019, we carried only our investments and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps, and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of March 31, 2019, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Our credit facilities contain variable rate loans with approximately $283 million outstanding as of March 31, 2019 and we have approximately $62 million of variable rate exposure under our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $345 million in variable rate borrowings by $0.4 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. Subject to maintaining our qualification as a REIT, and as described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been one credit loss, amounting to approximately $11 million (net of recoveries) on the approximately $6 billion of transactions we originated since 2012, which represents an aggregate loss of less than approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter-party, credit, capital availability and refinancing risks.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2019, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2019, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2018 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2019, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes all of our repurchases of common stock during 2019. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 2019	253,743	25.31	N/A	N/A
We exchanged no OP units held by our non-controlling interest holders for shares of our common stock during the three months ended March 31, 2019.
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

10.1*	Employment Agreement, dated March 1, 2019, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson

10.2*	Form of LTIP Unit Vesting Agreement Under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan

10.3*	Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement

10.4*	Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 2, 2019	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 2, 2019	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President