Form 10-Q
period 2019-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2019-08-02
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland		46-1347456
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1906 Towne Centre Blvd	Suite 370	21401
Annapolis,	Maryland
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 65,689,228 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2019 (which includes 772,784 shares of unvested restricted common stock).

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, and economic trends;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact the value our assets;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates, including the flattening of the yield curve, and the market value of our assets and target assets;

•	changes in commodity prices, including continued low natural gas prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;

•	impact of and changes in accounting guidance;

- i -

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and

•	our understanding of our competition.
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

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2019 (unaudited)	December 31, 2018
Assets
Equity method investments	$458,267	$471,044
Government receivables	342,606	497,464
Commercial receivables	508,286	447,196
Real estate	363,809	365,370
Investments	124,370	169,793
Cash and cash equivalents	37,892	21,418
Other assets	192,191	182,628
Total Assets	$2,027,421	$2,154,913
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$38,264	$36,509
Deferred funding obligations	5,814	72,100
Credit facilities	209,653	258,592
Non-recourse debt (secured by assets of $920 million and $1,105 million, respectively)	740,003	834,738
Convertible notes	148,943	148,451
Total Liabilities	1,142,677	1,350,390
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 64,912,741 and 60,510,086 shares issued and outstanding, respectively	649	605
Additional paid in capital	1,060,086	965,384
Accumulated deficit	(180,217)	(163,205)
Accumulated other comprehensive income (loss)	968	(1,684)
Non-controlling interest	3,258	3,423
Total Stockholders’ Equity	884,744	804,523
Total Liabilities and Stockholders’ Equity	$2,027,421	$2,154,913

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Interest income, receivables	$15,122	$12,756	$30,642	$25,604
Interest income, investments	1,793	1,589	3,676	3,129
Rental income	6,469	5,967	12,946	11,909
Gain on sale of receivables and investments	2,167	14,208	9,006	20,465
Fee and other income	5,717	1,615	8,141	3,221
Total revenue	31,268	36,135	64,411	64,328
Expenses
Interest expense	14,869	19,033	30,300	37,744
Compensation and benefits	6,650	6,335	14,089	11,656
General and administrative	3,739	3,844	7,080	6,930
Total expenses	25,258	29,212	51,469	56,330
Income before equity method investments	6,010	6,923	12,942	7,998
Income (loss) from equity method investments	7,624	10,583	12,131	8,298
Income (loss) before income taxes	13,634	17,506	25,073	16,296
Income tax (expense) benefit	(839)	(153)	1,430	(171)
Net income (loss)	$12,795	$17,353	$26,503	$16,125
Net income (loss) attributable to non-controlling interest holders	55	91	117	86
Net income (loss) attributable to controlling stockholders	$12,740	$17,262	$26,386	$16,039
Basic earnings (loss) per common share	$0.20	$0.32	$0.41	$0.29
Diluted earnings (loss) per common share	$0.19	$0.32	$0.41	$0.29
Weighted average common shares outstanding—basic	63,772,549	52,051,253	62,766,318	51,882,021
Weighted average common shares outstanding—diluted	64,429,155	52,051,253	63,394,220	51,882,021

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$12,795	$17,353	$26,503	$16,125
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.4 million and $0.1 million in each of the three and six month periods ended 2019, and $0.0 million in each of the three and six month periods ended 2018	4,597	(303)	6,596	(3,032)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in each of the three and six month periods ended 2019 and 2018, respectively	(3,249)	2,082	(3,932)	7,979
Comprehensive income (loss)	14,143	19,132	29,167	21,072
Less: Comprehensive income (loss) attributable to non-controlling interest holders	61	101	128	113
Comprehensive income (loss) attributable to controlling stockholders	$14,082	$19,031	$29,039	$20,959

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2019	62,876	$629	$1,009,346	$(170,953)	$(375)	$3,414	$842,061
Net income (loss)				12,740		55	12,795
Unrealized gain (loss) on available-for-sale securities					4,577	20	4,597
Unrealized gain (loss) on interest rate swaps					(3,234)	(15)	(3,249)
Issued shares of common stock	1,926	19	50,352				50,371
Equity-based compensation			2,955			12	2,967
Issuance (repurchase) of vested equity-based compensation shares	111	1	(2,567)				(2,566)
Dividends and distributions				(22,004)		(228)	(22,232)
Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744

Balance at March 31, 2018	51,827	$518	$770,922	$(150,052)	$2,086	$3,478	$626,952
Net income (loss)				17,262		91	17,353
Unrealized gain (loss) on available-for-sale securities					(302)	(1)	(303)
Unrealized gain (loss) on interest rate swaps					2,071	11	2,082
Issued shares of common stock	833	8	15,348				15,356
Equity-based compensation			4,078			21	4,099
Issuance (repurchase) of vested equity-based compensation shares	68	1	(1,219)				(1,218)
Dividends and distributions				(17,834)		(91)	(17,925)
Balance at June 30, 2018	52,728	$527	$789,129	$(150,624)	$3,855	$3,509	$646,396

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)				26,386		117	26,503
Unrealized gain (loss) on available-for-sale securities					6,567	29	6,596
Unrealized gain (loss) on interest rate swaps					(3,915)	(17)	(3,932)
Issued shares of common stock	3,994	40	97,144				97,184
Equity-based compensation			6,550			29	6,579
Issuance (repurchase) of vested equity-based compensation shares	409	4	(8,992)				(8,988)
Dividends and distributions				(43,398)		(323)	(43,721)
Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744

Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781
Net income (loss)				16,039		86	16,125
Unrealized gain (loss) on available-for-sale securities					(3,016)	(16)	(3,032)
Unrealized gain (loss) on interest rate swaps					7,936	43	7,979
Issued shares of common stock	838	8	15,391				15,399
Equity-based compensation			5,817			31	5,848
Issuance (repurchase) of vested equity-based compensation shares	225	2	(3,042)				(3,040)
Redemption of OP Units			(20)			(46)	(66)
Dividends and distributions				(35,412)		(186)	(35,598)
Balance at June 30, 2018	52,728	$527	$789,129	$(150,624)	$3,855	$3,509	$646,396

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$26,503	$16,125
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,793	2,314
Amortization of deferred financing costs	3,359	5,122
Equity-based compensation	6,989	5,225
Equity method investments	3,874	5,572
Non-cash gain on securitization	(8,351)	(16,009)
Changes in receivables held-for-sale	—	3,143
Changes in accounts payable and accrued expenses	(6,443)	(766)
Other	(7,234)	(6,207)
Net cash provided by (used in) operating activities	20,490	14,519
Cash flows from investing activities
Equity method investments	(30,903)	(347)
Equity method investment distributions received	37,558	56,353
Purchases of and investments in receivables	(97,280)	(3,466)
Principal collections from receivables	36,130	16,912
Proceeds from sales of receivables	96,690	—
Purchases of real estate	—	(15,842)
Purchases of investments	(14,916)	(6,384)
Principal collections from investments	4,010	682
Proceeds from sales of investments	61,659	—
Funding of escrow accounts	(26,340)	(21,518)
Withdrawal from escrow accounts	21,790	14,660
Other	1,756	(728)
Net cash provided by (used in) investing activities	90,154	40,322
Cash flows from financing activities
Proceeds from credit facilities	81,500	32,938
Principal payments on credit facilities	(130,501)	—
Proceeds from issuance of non-recourse debt	33,302	46,673
Principal payments on non-recourse debt	(103,121)	(62,067)
Payments on deferred funding obligations	(13,886)	(57,039)
Net proceeds of common stock issuances	96,669	15,332
Payments of dividends and distributions	(42,073)	(35,277)
Other	(9,601)	(3,447)
Net cash provided by (used in) financing activities	(87,711)	(62,887)
Increase (decrease) in cash, cash equivalents, and restricted cash	22,933	(8,046)
Cash, cash equivalents, and restricted cash at beginning of period	59,353	118,177
Cash, cash equivalents, and restricted cash at end of period	$82,286	$110,131
Interest paid	$27,973	$33,284
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	(78,172)	1,674
Non-cash changes in receivables and investments (investing activity)	60,143	—
Non-cash changes in residual assets (investing activity)	(11,458)	(16,883)
Non-cash changes in escrow accounts (investing activity)	18,029	—

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2019

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
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as real estate ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly and six month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All material intercompany transactions and balances have been eliminated in consolidation.
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
We have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our government and commercial receivables and investments on our balance sheet; hence, we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.
We have made equity investments in various renewable energy projects. Our renewable energy project investments are typically owned in holding companies (using limited liability companies ("LLCs") taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Investors, if any, in a preferred return position typically receive a stated preferred return consisting of a priority distribution of all or a portion of the project's cash flows, and in some cases, tax attributes. Once the stated return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
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
Government and Commercial Receivables
Government and commercial receivables (“receivables”), include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried, unless deemed impaired, at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower's option. We generally accrue this paid-in-kind ("PIK") interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
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

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is typically determined by management based on appraisals by a qualified appraiser. In determining the fair value of the identified intangibles of an acquired property, above-market and below-market in-place lease values are valued based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases, and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods reasonably certain of being exercised by the lessee.
The capitalized above-market lease values are amortized as a reduction of rental income and the capitalized below-market lease values are amortized as an increase to rental income, both of which are amortized over the term used to value the intangible. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential income lost if the leases were not in place. The amortization of this intangible occurs over the initial term unless management believes that it is reasonably certain that the tenant would exercise the renewal option, in which case the amortization would extend through the renewal period. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.
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
Securitization of Receivables
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or investments. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. When we conclude that we are not the primary beneficiary of the trusts as we do not have power over the trusts' significant activities, we do not consolidate the trust. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts.
We account for transfers of receivables or investments to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing ("ASC 860"), when we have concluded the transferred receivables have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred receivables. We treat those trusts where we are unable to conclude that we have been isolated from the securitized receivables as secured borrowings, retaining the assets on our balance sheet and recording the amounts due to the trust investor as non-recourse debt.

For transfers treated as sales under ASC 860, we have received true-sale-at-law opinions for all of our securitization trust structures and non-consolidation legal opinions for all but one legacy securitization trust structure that support our conclusion regarding the transferred receivables. When we sell receivables in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.
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
Our other retained interest in securitized assets, the residual assets, are accounted for as available-for-sale securities and carried at fair value on the consolidated balance sheets in other assets. We generally do not sell our residual assets. Our residual assets are evaluated for impairment on a quarterly basis. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in the expected cash flows related to the residual assets, we will assess whether the asset is impaired and will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.
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
Equity-Based Compensation
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (as amended, the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity-based awards as compensation to members of our senior management team, our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Certain awards earned under the plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, certain LTIP units issued by our Operating Partnership also require a certain level of appreciation of partnership interests to occur before parity is reached and LTIP units can be converted to limited partnership units.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan, if applicable (“participating securities” as defined in Note 12). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and convertible notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The convertible notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period.
Segment Reporting
We make equity and debt investments in the energy efficiency, renewable energy, and other sustainable infrastructure markets. We manage our business as a single portfolio and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements
Leases
In February 2016, the FASB issued guidance codified in Topic 842, which amends the guidance in former ASC Topic 840, Leases. The main principle of Topic 842 requires lessees to recognize the assets and liabilities that arise from nearly all leases on the balance sheet. Lessor accounting remains relatively consistent with some changes to align Topic 842 with ASC Topic 606, Revenue from Contracts with Customers, including changes to the guidance on classification of real estate lease transactions. The standard is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Topic 842 provides companies with a choice of transitioning to the new standard using one of two modified retrospective transition approaches; one that requires companies to adjust comparative periods upon adoption and another where the impact of adoption is reflected in retained earnings and comparative periods are not adjusted.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments ("Topic 326"). Topic 326 significantly changes how entities will recognize and measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact the adoption of Topic 326 will have on our consolidated financial statements and related disclosures.
Other accounting standards updates issued before August 2, 2019, and effective after June 30, 2019, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2019 and December 31, 2018, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of June 30, 2019
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$352	$343	Level 3
Commercial receivables	513	508	Level 3
Investments (1)	124	124	Level 3
Securitization residual assets (2)	79	79	Level 3
Liabilities
Credit facilities (3)	$210	$210	Level 3
Non-recourse debt (3)	773	756	Level 3
Convertible notes (3)	167	152	Level 2

(1)	The amortized cost of our investments as of June 30, 2019, was $122 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.

	As of December 31, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$487	$497	Level 3
Commercial receivables	443	447	Level 3
Investments (1)	170	170	Level 3
Securitization residual assets (2)	71	71	Level 3
Liabilities
Credit facilities (3)	$259	$259	Level 3
Non-recourse debt (3)	835	852	Level 3
Convertible notes (3)	139	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2018, was $173 million.
(2)    Included in other assets on the consolidated balance sheet.
(3)    Fair value and carrying value exclude unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$178	$152	$170	$151
Purchases of investments	8	3	15	6
Payments on investments	(1)	(1)	(2)	(1)
Sale of investments	(65)	—	(65)	—
Unrealized gains (losses) on investments recorded in AOCI	4	—	6	(2)
Balance, end of period	$124	$154	$124	$154

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2019	$—	$24	$—	$1
December 31, 2018	82	67	1	3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a range of interest rate spreads of approximately 1% to 4% based upon comparable transactions as of June 30, 2019 and December 31, 2018.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2019	December 31, 2018
	(in millions)
Cash deposits	$38	$21
Restricted cash deposits (included in other assets)	44	38
Total cash deposits	$82	$59
Amount of cash deposits in excess of amounts federally insured	$81	$57

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units held by our non-controlling interest holders were exchanged during the six months ended June 30, 2019, and 3,703 OP units were exchanged for the same number of shares during the same period in 2018.
We have also granted to officers and directors LTIP Units pursuant to the 2013 plan. These LTIP Units are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the "OP Agreement") provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11.

5.	Securitization of Receivables
The following summarizes certain transactions with our securitization trusts:

	As of and for the six months ended June 30,
	2019	2018
	(in millions)
Gains on securitizations	$9	$20
Purchase of receivables securitized	506	286
Proceeds from securitizations	515	306
Residual and servicing assets included in other assets	80	62
Cash received from residual and servicing assets	5	2

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
As of June 30, 2019 and December 31, 2018, our managed assets totaled $5.5 billion and $5.3 billion, respectively, of which $3.7 billion and $3.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2019 or 2018. As of June 30, 2019, there were less than $1 million in payments from certain debtors to the securitization trusts that were greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the receivables and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the receivables sold.

6.	Our Portfolio
As of June 30, 2019, our Portfolio included approximately $1.8 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of June 30, 2019:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$436	$436
Receivables (4)	343	156	352	851	—	851
Real estate (5)	—	364	—	364	22	386
Investments	40	84	—	124	—	124
Total	$383	$604	$352	$1,339	$458	$1,797
% of Debt and real estate portfolio	29%	45%	26%	100%	N/A	N/A
Average remaining balance (6)	$8	$6	$15	$8	$15	$9

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $228 million of U.S. federal government transactions and $155 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $9 million of the transactions have been rated investment grade by an independent rating agency.

(3)
Transactions where the projects or the ultimate obligors are commercial entities that either have ratings below investment grade (either by an independent rating agency or using our internal credit analysis) or where the nature of the subordination in the asset causes it to be considered non-investment grade. This category of assets includes $328 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies where the nature of the subordination causes it to be considered non-investment grade. These loans are secured by residential solar assets and we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $206 million of these mezzanine loans were made to entities in which we also have non-controlling equity investments of approximately $24 million. Commercial Non-Investment Grade receivables also includes $16 million of transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade using our internal credit analysis, and $8 million of loans on non-accrual status. See Receivables and Investments below for further information.

(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.

(5)
Includes the real estate and the lease intangible assets (including those held through equity method investments) from which we receive scheduled lease payments, typically under long-term triple net lease agreements.

(6)	Excludes approximately 175 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $63 million.
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of June 30, 2019, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	2007 Vento I, LLC	$88
December 2015	Buckeye Wind Energy Class B Holdings, LLC	72
Various	Northern Frontier Wind, LLC	54
Various	Vivint Solar Asset 1 Class B, LLC	46
December 2018	3D Engie, LLC	43
October 2016	Invenergy Gunsight Mountain Holdings, LLC	35
Various	Helix Fund I, LLC	26
Various	Other transactions	94
	Total equity method investments	$458

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
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of June 30, 2019 or December 31, 2018.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2019:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$851	$2	$36	$58	$755
Weighted average yield by period	7.3%	4.3%	7.0%	4.6%	7.5%
Investments
Maturities by period	$124	$—	$—	$14	$110
Weighted average yield by period	4.7%	—%	—%	4.1%	4.8%

Our non-investment grade assets also consist of two commercial receivables with a combined total carrying value of approximately $8 million as of June 30, 2019 which we consider impaired and that are on non-accrual status. These receivables were acquired as part of a larger 2014 portfolio acquisition and represent assignments of land lease payments from two wind projects (the “Projects”) that became past due in the second quarter of 2017. We have been informed by the owner of the Projects that the Projects are experiencing a decline in revenue. The owner of the Projects is seeking to terminate the lease. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects, but have received no payments since that date. We continue to pursue our legal claims. Although there can be no assurance in this regard, we believe that we have the ability to recover the carrying value from the Projects based on projected cash flows, and thus have not recorded an allowance for losses as of June 30, 2019.

Other than the items discussed above, we had no receivables or investments that were impaired or on non-accrual status as of June 30, 2019 or December 31, 2018. There was no provision for credit losses or troubled debt restructurings as of June 30, 2019 or December 31, 2018.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(9)	(8)
Real estate	$364	$365

As of June 30, 2019, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2019 to December 31, 2019	$1	$11
2020	3	22
2021	3	22
2022	3	22
2023	3	23
2024	3	24
Thereafter	79	764
Total	$95	$888

Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $6 million and $72 million as of June 30, 2019 and December 31, 2018, respectively. The outstanding deferred funding obligations as of June 30, 2019 are scheduled to be paid prior to December 31, 2019.

7.	Credit facilities
Senior credit facilities
We have two senior revolving credit facilities, a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a senior secured revolving limited-recourse credit facility with a maximum outstanding principal amount of $250 million and the Approval-Based Facility is a senior secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million. The proceeds from these credit facilities were used to pay off our existing senior secured revolving credit facility, which was terminated upon repayment. See Note 14 for discussion of payments made on our senior credit facilities after June 30, 2019.
The following table provides additional detail on our senior credit facilities as of June 30, 2019:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$118	$92
Value of collateral pledged to credit facility	164	195
Weighted average short-term borrowing rate	4.1%	4.2%

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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of June 30, 2019 are as follows:

Future minimum maturities
(in millions)
July 1, 2019 to December 31, 2019	$4
2020	8
2021	8
2022	8
2023	15
Total	$43

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
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2019.
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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of						Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2019	December 31, 2018	Interest Rate		Maturity Date			June 30, 2019	December 31, 2018	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1 (1)	$—	$55	2.79%		December 2019		$—	$—	$76	Receivables
HASI Sustainable Yield Bond 2015-1A	88	90	4.28%		October 2034		—	135	135	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%		October 2034		—	135	135	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	93	112	4.12%		January 2023		—	104	151	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	29	32	6.39%	(2)	December 2023		—	72	72	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Trust 2016-2	76	77	4.35%		April 2037		—	80	81	Receivables
2017 Master Repurchase Agreement	58	56	5.42%	(2)	October 2019	(3)	—	74	67	Receivables and investments
HASI ECON 101 Trust	130	133	3.57%		May 2041		—	134	137	Receivables and investments
HASI SYB Trust 2017-1	157	159	3.86%		March 2042		—	207	208	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	112	125	3.15% - 7.45%		2019 to 2046		18	114	178	Receivables
Debt issuance costs	(16)	(17)
Non-recourse debt (5)	$740	$835

(1)	This bond was prepaid without penalty in the second quarter of 2019.

(2)
Interest rate represents the current period’s LIBOR based rate plus the spread. We have hedged the LIBOR rate exposure using interest rate swaps fixed at 2.55% and 2.42% for HASI SYB Loan Agreement 2015-2 and 2017 Master Repurchase Agreement, respectively.

(3)	We modified this agreement in the second quarter of 2019 to extend the maturity date to October 2019. At our option, we can further extend the maturity to January 2020 subject to certain conditions.

(4)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(5)
The total collateral pledged against our non-recourse debt was $920 million and $1,105 million as of June 30, 2019 and December 31, 2018, respectively. In addition, $44 million and $35 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of June 30, 2019 and December 31, 2018, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of June 30, 2019 and December 31, 2018.

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
The stated minimum maturities of non-recourse debt as of June 30, 2019, were as follows:

Future minimum maturities
(in millions)
July 1, 2019 to December 31, 2019	$74
2020	24
2021	26
2022	27
2023	141
2024	33
Thereafter	431
Total minimum maturities	$756
Deferred financing costs, net	(16)
Total non-recourse debt	$740

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

The following table presents a summary of the components of the convertible notes:

	June 30, 2019	December 31, 2018
	(in millions)
Principal	$150	$150
Accrued interest	2	2
Less: Unamortized financing costs	(3)	(4)
Carrying value of convertible notes	$149	$148

We recorded approximately $2 million in interest expense related to the convertible notes in the three months ended June 30, 2019 and 2018, and recorded approximately $4 million in the six months ended June 30, 2019 and 2018.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees to other transaction participants
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of June 30, 2019, there have been no such actions resulting in claims against the Company.
10.    Income Tax
We recorded an income tax expense of approximately $1 million for the three months ended June 30, 2019, compared to $0.2 million income tax expense in the three months ended June 30, 2018. For the six months ended June 30, 2019, we recorded an income tax benefit of $1 million, compared to an income tax expense of $0.2 million for the six months ended June 30, 2018. For the three and six months ended June 30, 2019 and 2018, our income tax benefit/expense was determined using federal rates of 21%, and combined state rates, net of federal benefit, of approximately 3%.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2018 and 2019:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2018	4/4/2018		4/12/2018	$0.330
5/31/2018	7/5/2018		7/12/2018	0.330
9/12/2018	10/3/2018		10/11/2018	0.330
12/12/2018	12/26/2018	(1)	1/10/2019	0.330
2/21/2019	4/3/2019		4/11/2019	0.335
6/6/2019	7/5/2019		7/12/2019	0.335

(1)	This dividend was treated as a distribution in 2019 for tax purposes.

Equity Offerings
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

Closing Date	Common Stock Offerings	Shares Issued (1)	Price Per Share		Net Proceeds (2)
		(amounts in millions, except per share amounts)
5/18/18 to 6/25/18	ATM	0.834	$18.76	(3)	$15
11/15/18 to 12/11/18	ATM	2.777	23.37	(3)	64
12/17/2018 and 1/3/2019	Public Offering	5.465	21.60	(4)	117
1/23/19 to 3/21/19	ATM	1.603	23.39	(3)	37
5/7/2019 to 6/7/2019	ATM	1.926	26.33	(3)	50

(1)	Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the average price per share at which investors in our ATM offerings purchased our shares.

(4)	Represents the price per share at which the underwriters in our public offerings purchased our shares.

Equity-based Compensation Awards under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2023. During the six months ended June 30, 2019, our board of directors awarded employees and directors 582,140 shares of restricted stock, restricted stock units and LTIP Units that vest from 2019 to 2023. As of June 30, 2019, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met. Refer to Note 4 for background on the LTIP Units.
For the three and six months ended June 30, 2019, we recorded $3 million and $7 million, respectively, of equity-based compensation expense as compared to $3 million and $5 million for the three and six months ended June 30, 2018, respectively. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $20 million as of June 30, 2019. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	454,106	19.72	9.0
Vested	(370,072)	18.88	(7.0)
Forfeited	(96,871)	18.92	(1.8)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,494	23.99	3.6
Vested	(759,933)	18.90	(14.4)
Forfeited	(4,533)	21.27	(0.1)
Ending Balance — June 30, 2019	772,784	$20.06	$15.5

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	176,128	20.24	3.5
Vested	(20,368)	18.99	(0.4)
Forfeited	(18,318)	19.05	(0.3)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	—	—	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance — June 30, 2019	436,958	$20.12	$8.8

(1)
As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	204,560	25.82	5.3
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — June 30, 2019	204,560	$25.82	$5.3

(1)	See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — June 30, 2019	180,500	$26.70	$4.8

(1)
See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2019	2018	2019	2018
	(in thousands, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$12,740	$17,262	$26,386	$16,039
Less: Dividends on participating securities	(330)	(433)	(589)	(909)
Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders	$12,410	$16,829	$25,797	$15,130
Denominator:
Weighted-average number of common shares — basic	63,772,549	52,051,253	62,766,318	51,882,021
Weighted-average number of common shares — diluted	64,429,155	52,051,253	63,394,220	51,882,021
Basic earnings per common share	$0.20	$0.32	$0.41	$0.29
Diluted earnings per common share	$0.19	$0.32	$0.41	$0.29
Other Information:
Weighted-average number of OP units	277,586	281,289	277,586	282,619
Unvested restricted common stock outstanding at period end (i.e., participating securities)			772,784	1,312,768

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized income from our equity method investments of $8 million and $12 million during the three and six months ended June 30, 2019, respectively, as compared to income of $11 million and $8 million during the three and six months ended June 30, 2018, respectively. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2019
Current assets	$3	$188	$191
Total assets	274	3,901	4,175
Current liabilities	1	118	119
Total liabilities	12	1,204	1,216
Members' equity	262	2,697	2,959
As of December 31, 2018
Current assets	4	229	233
Total assets	276	3,916	4,192
Current liabilities	1	163	164
Total liabilities	12	1,204	1,216
Members' equity	264	2,712	2,976
Income Statement
For the three months ended March 31, 2019
Revenue	3	87	90
Income from continuing operations	(1)	—	(1)
Net income	(1)	—	(1)
For the three months ended March 31, 2018
Revenue	4	62	66
Income from continuing operations	(1)	5	4
Net income	(1)	5	4
(1) Represents aggregated financial statement information for investments not separately presented.

14.    Subsequent Event
On July 2, 2019, we issued $350 million of senior unsecured notes. The notes bear interest of 5.25% and have a maturity date of July 15, 2024. We intend to utilize the net proceeds of this offering to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions. Prior to the full investment of such net proceeds, we used $167 million of the proceeds to repay a portion of the outstanding revolving borrowings under our senior credit facilities, and $58 million of the proceeds to repay borrowings under our 2017 Master Repurchase Agreement.

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
We believe we were one of the first U.S. public companies solely dedicated to investments that reduce carbon emissions or increase resilience to climate change. Our investments, which typically benefit from contractually committed high credit quality obligors, have taken a number of forms including equity, joint ventures, real estate ownership, lending or other financing transactions. We also generate ongoing fees through gain-on-sale securitization transactions, services and asset management.
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
Our investments are focused on three areas:

•
Behind-The-Meter ("BTM"): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;

•
Grid Connected ("GC"): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is transacting in the wholesale electric power grid; and

•
Other Sustainable Infrastructure: upgraded transmission or distribution systems, water and storm water infrastructure, seismic retrofits and other projects, that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.

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
We completed approximately $204 million and $523 million of transactions during the three and six months ended June 30, 2019, compared to approximately $200 million and $308 million during the same periods in 2018. As of June 30, 2019, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $1.8 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2019, our Portfolio consisted of over 190 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have recently completed our first issuance of senior unsecured notes. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As a result of the continued small difference between short-term interest rates and long-term interest rates known as a flat yield curve, we have increased our use of securitization transactions, primarily as a funding source for our energy efficiency business. As of June 30, 2019, we managed approximately $3.7 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2019, we manage approximately $5.5 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of June 30, 2019, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.

As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. In addition to carbon emissions, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits or stream restoration benefits.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act.
Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, changes in climate, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, and the impacts of climate change. We provide a summary of the factors impacting our operating results in our 2018 Form 10-K under MD&A – Factors Impacting our Operating Results.
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
Our Portfolio totaled approximately $1.8 billion as of June 30, 2019, and included approximately $0.9 billion of behind-the-meter assets, approximately $0.8 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 24% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 22% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 190 transactions with an average size of $9 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 14 years as of June 30, 2019.

Our Portfolio included the following as of June 30, 2019:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our debt investments as of June 30, 2019:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$323	2020 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	71	2020 to 2054
Fixed-rate receivables, interest rates greater than 6.50% per annum	457	2019 to 2069
Receivables	851
Allowance for credit losses	—
Receivables, net of allowance	851
Fixed-rate investments, interest rates less than 5.00% per annum	75	2025 to 2044
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	49	2028 to 2050
Total receivables and investments	$975

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in millions)
Interest income, receivables	$15	$13	$31	$26
Average monthly balance of receivables	$872	$978	$893	$980
Average interest rate of receivables	6.9%	5.2%	6.9%	5.2%
Interest income, investments	$2	$2	$3	$3
Average monthly balance of investments	$179	$157	$176	$155
Average interest rate of investments	4.0%	4.1%	4.2%	4.0%
Rental income	$6	$6	$13	$12
Average monthly balance of real estate	$364	$341	$364	$340
Average yield on real estate	7.1%	7.0%	7.1%	7.0%
Average monthly balance of Portfolio	$1,414	$1,475	$1,434	$1,476
Average yield from Portfolio	6.6%	5.5%	6.6%	5.5%
Interest expense (1)	$12	$15	$25	$29
Average monthly balance of debt (1)	$1,078	$1,243	$1,108	$1,234
Average interest rate of debt (1)	4.6%	4.8%	4.6%	4.7%
Average interest spread (1)	2.0%	0.7%	2.0%	0.8%
Net investment margin (1)	3.1%	1.5%	3.1%	1.5%

(1)
Excludes amounts related to the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2019:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$851	$42	$115	$140	$554
Investments	124	2	18	28	76

See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2019,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2019,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.
Results of Operations
Comparison of the Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$15	$13	$2	15%
Interest income, investments	2	2	—	—%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	2	14	(12)	(86)%
Fee and other income	6	1	5	500%
Total revenue	31	36	(5)	(14)%
Expenses
Interest expense	15	19	(4)	(21)%
Compensation and benefits	6	6	—	—%
General and administrative	4	4	—	—%
Total expenses	25	29	(4)	(14)%
Income before equity method investments	6	7	(1)	(14)%
Income (loss) from equity method investments	8	11	(3)	(27)%
Income (loss) before income taxes	14	18	(4)	(22)%
Income tax (expense) benefit	(1)	—	(1)	NM
Net income (loss)	$13	$18	$(5)	(28)%
NM—Percentage change is not meaningful.

•
Net income decreased by approximately $5 million as a result of a $5 million decrease in total revenue, $3 million decrease in income from equity method investments, $4 million decrease in total expenses, and a $1 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue decreased by $5 million as the combination of gain on sale of receivables and investments and fee and other income decreased by $7 million primarily due to the mix of our securitization activity including the rotation of lower yielding assets off of our balance sheet. The decline was offset by higher interest income from receivables of $2 million.

•	Interest expense decreased by $4 million primarily due to an decrease in total debt and its related cost.

•	Income from equity method investments decreased by $3 million, primarily due to an increased allocation of income in the prior year as a result of changes in tax law.

Comparison of the Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Revenue
Interest income, receivables	$31	$26	$5	19%
Interest income, investments	3	3	—	—%
Rental income	13	12	1	8%
Gain on sale of receivables and investments	9	20	(11)	(55)%
Fee and other income	8	3	5	167%
Total revenue	64	64	—	—%
Expenses
Interest expense	30	38	(8)	(21)%
Compensation and benefits	14	11	3	27%
General and administrative	7	7	—	—%
Total expenses	51	56	(5)	(9)%
Income before equity method investments	13	8	5	63%
Income (loss) from equity method investments	12	8	4	50%
Income (loss) before income taxes	25	16	9	56%
Income tax (expense) benefit	2	—	2	NM
Net income (loss)	$27	$16	$11	69%
NM—Percentage change is not meaningful.

•
Net income increased by approximately $11 million as a result of a $4 million increase in income from equity method investments, a $5 million decrease in total expenses, and a $2 million income tax benefit. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue was consistent when compared to the same period in 2018. Higher interest income from receivables and rental income of $6 million offset the decline in the combination of gain on sale of receivables and investments and fee and other income of $6 million primarily due to the mix of our securitization activity including the rotation of lower yielding assets off of our balance sheet.

•	Interest expense decreased by $8 million primarily due to lower average outstanding borrowings.

•	Compensation and benefits increased by $3 million due to an increase in equity-based compensation expense resulting from the timing of vesting and higher award valuations.

•
Income from equity method investments increased by $4 million during the six months ended June 30, 2019 when compared to the same period in 2018, primarily due to the allocation of investment tax credits, which increases our allocation of earnings.

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
Certain of our equity method investments in renewable energy projects are structured using typical partnership “flip” structures where the investors with cash distribution preferences receive a pre-negotiated return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the common equity investor, often the operator or sponsor of the project, receives more of the cash flows through its equity interests while the previously preferred investors retain an ongoing residual interest. We have made investments in both the preferred and common equity of these structures. Regardless of the nature of our equity interest, we typically negotiate the purchase prices of our equity investments, which have a finite expected life, based on our assessment of the expected cash flows we will receive from these projects discounted back to the net present value, based on a target investment rate, with the expected cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.
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
For the three and six months ended June 30, 2019, we recognized income of $8 million and $12 million, respectively under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $10 million and $19 million for core earnings as discussed above, to reflect our return on capital from these investments for the three and six months ended June 30, 2019. This compares to the collected cash distributions from these equity method investments of approximately $27 million and $54 million for the three and six months ended June 30, 2019, with the difference between core earnings and cash collected representing a return of capital.
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
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$12,740	$0.19	$17,262	$0.32	$26,386	$0.41	$16,039	$0.29
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(7,624)		(10,583)		(12,131)		(8,298)
Add back core equity method investments earnings	9,538		9,912		19,143		20,504
Non-cash equity-based compensation charges	3,411		3,379		6,990		5,225
Amortization of intangibles	823		785		1,638		1,567
Non-cash provision (benefit) for income taxes	830		—		(1,436)		—
Current year earnings attributable to non-controlling interest	55		91		117		86
Core earnings (2)	$19,773	$0.30	$20,846	$0.39	$40,707	$0.63	$35,123	$0.65

(1)	This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.

(2)
Core earnings per share is based on 65,749,618 shares and 64,733,505 shares for the three and six months ended June 30, 2019 and 54,076,462 shares and 53,814,625 shares for the three and six months ended June 30, 2018, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

Managed Assets
As we both consolidate assets on our balance sheet and securitize assets off-balance sheet, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis, which assumes that securitized receivables are not sold. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, investments and residual assets in off-balance sheet securitized receivables. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	June 30, 2019	December 31, 2018
	(dollars in millions)
Equity method investments	$458	$471
Government receivables	343	497
Commercial receivables	508	447
Real estate	364	365
Investments	124	170
Assets held in securitization trusts	3,740	3,334
Managed Assets	$5,537	$5,284
Credit losses as a percentage of assets under management	0.0%	0.0%

Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in the quarter ended June 30, 2019, will reduce annual carbon emissions by approximately 48,000 metric tons.
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
As of June 30, 2019, we had approximately $740 million of non-recourse borrowings, as well as $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. In the quarter ended June 30, 2019, we were able to repay $113 million of on-balance sheet debt by selling lower yielding, highly leveraged assets to institutional investors using such trusts. As of June 30, 2019, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $3.7 billion. In July 2019, we issued senior unsecured notes of $350 million which bear interest at a rate of 5.25% and mature in July 2024.
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
During the six months ended June 30, 2019, we raised approximately $98 million through the issuance of equity, including approximately $10 million through the exercise of the underwriter’s option of common equity from our December 2018 public offering, and approximately $88 million under our “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $250 million of our common stock. For additional information related to our equity raises see Note 11 to our financial statements of this Form 10-Q.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements and public and private equity and debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations and also believe we will be able to customize securitized tranches to meet investment preferences of different investors. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage the Portfolio diversification.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.2 to 1 as of June 30, 2019, below our target limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 76% as of June 30, 2019, which is within our targeted fixed rate debt percentage range of 60% to 85%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	June 30, 2019	% of Total	December 31, 2018	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$269	24%	$317	26%
Fixed-rate debt	830	76%	925	74%
Total debt (1)	$1,099	100%	$1,242	100%
Equity	$885		$805
Leverage	1.2 to 1		1.5 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $59 million and $58 million of non-recourse debt with floating rate exposure as of June 30, 2019 and December 31, 2018, respectively. Approximately $32 million of the June 30, 2019 and December 31, 2018, floating rate exposure is hedged beginning in August 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $82 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2019 and December 31, 2018, respectively.

Cash flows relating to operating activities
Net cash provided by operating activities was approximately $20 million for the six months ended June 30, 2019, driven primarily by net income of $27 million, offset by adjustments for non-cash and other items of $7 million. The non-cash and other adjustments consisted of increases of $4 million related to equity method investments, $1 million of depreciation and amortization, $3 million of amortization of deferred financing costs, and $7 million related to equity-based compensation. These were offset by $8 million related to gains on securitizations and $14 million related to changes in accounts payable and accrued expenses and other items.
Net cash provided by operating activities was approximately $15 million for the six months ended June 30, 2018, driven primarily by net income of $16 million, offset by adjustments for non-cash and other items of $1 million. The non-cash and other adjustments consisted of increases of $6 million related to equity method investments, $2 million of depreciation and amortization, $5 million related to the amortization of deferred financing costs, $3 million related to receivables held-for-sale, and $5 million related to equity-based compensation. These were offset by $16 million related to gains on securitizations and $6 million related to accounts payable, accrued expenses, and other items.
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $90 million for six months ended June 30, 2019. We made $112 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $26 million and made $31 million of equity method investments. We collected $38 million from equity method investments representing the return of capital determined under GAAP, $40 million from receivables and fixed rate debt-securities, $158 million from the sales of receivables and investments, and received $23 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash used in financing activities was approximately $88 million for the six months ended June 30, 2019. We had non-recourse debt borrowings of $33 million, borrowings from our credit facilities of $82 million, and received $97 million of net proceeds from the issuance of common stock. We made $103 million of principal payments on non-recourse debt, $131 million of principal payments on credit facilities, and $14 million of payments on deferred funding obligations and paid $52 million of dividends, distributions and other.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $80 million as of June 30, 2019, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2019, we carried only our investments, interest rate swaps, and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, interest rate swaps, and the residual assets in securitized receivables that are carried on our balance sheet at fair value as of June 30, 2019, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value as a whole.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and keep financing costs low. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on-balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. In the case of various renewable energy and other sustainable infrastructure projects, we will also be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. Our level of credit risk has increased, and is expected to continue to increase, as our strategy increasingly includes mezzanine debt, real estate and equity investments. We seek to manage credit risk through due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.
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
Our credit facilities contain variable rate loans with approximately $210 million outstanding as of June 30, 2019 and we have approximately $59 million of variable rate exposure related to our non-recourse debt. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $269 million in variable rate borrowings by $0.3 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2019, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2019, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2018 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2019, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes all of our repurchases of common stock during 2019. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 2019	253,743	25.31	N/A	N/A
May 2019	97,343	26.36	N/A	N/A
We exchanged no OP units held by our non-controlling interest holders for shares of our common stock during the six months ended June 30, 2019.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Indenture, dated as of July 2, 2019, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024). (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on July 2, 2019)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 2, 2019	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 2, 2019	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President