Form 10-Q
period 2019-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2019-11-01
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 65,688,376 shares of common stock, par value $0.01 per share, outstanding as of October 28, 2019 (which includes 763,576 shares of unvested restricted common stock).

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

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2019 (unaudited)	December 31, 2018
Assets
Equity method investments	$449,304	$471,044
Government receivables	299,877	497,464
Commercial receivables, net of allowance	674,728	447,196
Real estate	363,037	365,370
Investments	113,177	169,793
Cash and cash equivalents	186,152	21,418
Other assets	192,893	182,628
Total Assets	$2,279,168	$2,154,913
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$39,851	$36,509
Deferred funding obligations	1,073	72,100
Credit facilities	37,824	258,592
Non-recourse debt (secured by assets of $887 million and $1,105 million, respectively)	664,722	834,738
Senior unsecured notes	505,513	—
Convertible notes	147,642	148,451
Total Liabilities	1,396,625	1,350,390
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 64,924,800 and 60,510,086 shares issued and outstanding, respectively	649	605
Additional paid in capital	1,063,102	965,384
Accumulated deficit	(193,121)	(163,205)
Accumulated other comprehensive income (loss)	8,746	(1,684)
Non-controlling interest	3,167	3,423
Total Stockholders’ Equity	882,543	804,523
Total Liabilities and Stockholders’ Equity	$2,279,168	$2,154,913

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Interest income	$19,322	$16,771	$54,270	$46,098
Rental income	6,469	6,257	19,415	18,166
Gain on sale of receivables and investments	7,713	10,868	16,718	31,333
Fee income	5,338	1,487	12,850	4,114
Total revenue	38,842	35,383	103,253	99,711
Expenses
Interest expense	16,561	19,681	46,861	57,424
Provision for loss on receivables	8,027	—	8,027	—
Compensation and benefits	7,193	6,309	21,281	17,966
General and administrative	3,737	3,551	10,818	10,481
Total expenses	35,518	29,541	86,987	85,871
Income before equity method investments	3,324	5,842	16,266	13,840
Income (loss) from equity method investments	5,984	11,671	18,114	19,969
Income (loss) before income taxes	9,308	17,513	34,380	33,809
Income tax (expense) benefit	(132)	(939)	1,298	(1,110)
Net income (loss)	$9,176	$16,574	$35,678	$32,699
Net income (loss) attributable to non-controlling interest holders	74	91	191	177
Net income (loss) attributable to controlling stockholders	$9,102	$16,483	$35,487	$32,522
Basic earnings (loss) per common share	$0.14	$0.30	$0.55	$0.60
Diluted earnings (loss) per common share	$0.13	$0.30	$0.54	$0.60
Weighted average common shares outstanding—basic	64,922,325	52,728,587	63,492,884	52,167,308
Weighted average common shares outstanding—diluted	65,630,711	52,728,587	64,147,835	52,167,308

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$9,176	$16,574	$35,678	$32,699
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.1 million and $0.2 million in each of the three and nine month periods ended 2019, and $0.0 million in each of the three and nine month periods ended 2018	10,289	(970)	16,884	(4,002)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.0 million in each of the three and nine month periods ended 2019 and $(2.0) million in each of the three and nine months period ended 2018, respectively	(2,483)	136	(6,415)	8,115
Comprehensive income (loss)	16,982	15,740	46,147	36,812
Less: Comprehensive income (loss) attributable to non-controlling interest holders	101	86	230	199
Comprehensive income (loss) attributable to controlling stockholders	$16,881	$15,654	$45,917	$36,613

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744
Net income (loss)				9,102		74	9,176
Unrealized gain (loss) on available-for-sale securities					10,250	39	10,289
Unrealized gain (loss) on interest rate swaps					(2,472)	(11)	(2,483)
Issued shares of common stock			82				82
Equity-based compensation			3,023			13	3,036
Issuance (repurchase) of vested equity-based compensation shares	8		(28)				(28)
Redemption of OP Units	4		(61)			(43)	(104)
Dividends and distributions				(22,006)		(163)	(22,169)
Balance at September 30, 2019	64,925	$649	$1,063,102	$(193,121)	$8,746	$3,167	$882,543

Balance at June 30, 2018	52,728	$527	$789,129	$(150,624)	$3,855	$3,509	$646,396
Net income (loss)				16,483		91	16,574
Unrealized gain (loss) on available-for-sale securities					(965)	(5)	(970)
Unrealized gain (loss) on interest rate swaps					134	2	136
Issued shares of common stock		—	(6)				(6)
Equity-based compensation			2,269			11	2,280
Issuance (repurchase) of vested equity-based compensation shares	1	—	(9)				(9)
Dividends and distributions				(17,693)		(94)	(17,787)
Balance at September 30, 2018	52,729	$527	$791,383	$(151,834)	$3,024	$3,514	$646,614

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)				35,487		191	35,678
Unrealized gain (loss) on available-for-sale securities					16,817	67	16,884
Unrealized gain (loss) on interest rate swaps					(6,387)	(28)	(6,415)
Issued shares of common stock	3,994	40	97,226				97,266
Equity-based compensation			9,573			42	9,615
Issuance (repurchase) of vested equity-based compensation shares	417	4	(9,020)				(9,016)
Redemption of OP Units	4		(61)			(43)	(104)
Dividends and distributions				(65,403)		(485)	(65,888)
Balance at September 30, 2019	64,925	$649	$1,063,102	$(193,121)	$8,746	$3,167	$882,543

Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781
Net income (loss)				32,522		177	32,699
Unrealized gain (loss) on available-for-sale securities					(3,981)	(21)	(4,002)
Unrealized gain (loss) on interest rate swaps					8,070	45	8,115
Issued shares of common stock	834	8	15,385				15,393
Equity-based compensation			8,086			42	8,128
Issuance (repurchase) of vested equity-based compensation shares	226	2	(3,051)				(3,049)
Redemption of OP Units	4		(20)			(47)	(67)
Dividends and distributions				(53,105)		(279)	(53,384)
Balance at September 30, 2018	52,729	$527	$791,383	$(151,834)	$3,024	$3,514	$646,614

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$35,678	$32,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	8,027	—
Depreciation and amortization	2,693	3,561
Amortization of deferred financing costs	5,073	7,891
Equity-based compensation	10,385	7,881
Equity method investments	3,695	2,381
Non-cash gain on securitization	(18,575)	(22,349)
Gain on sale of receivables and investments	3,140	—
Changes in receivables held-for-sale	—	4,110
Changes in accounts payable and accrued expenses	(4,804)	2,421
Other	(13,726)	(8,800)
Net cash provided by (used in) operating activities	31,586	29,795
Cash flows from investing activities
Equity method investments	(48,301)	(3,756)
Equity method investment distributions received	53,485	77,196
Proceeds from sales of equity method investments	8,433	12,433
Purchases of and investments in receivables	(274,472)	(114,276)
Principal collections from receivables	48,900	29,332
Proceeds from sales of receivables	134,932	—
Purchases of real estate	—	(23,178)
Purchases of investments	(22,242)	(19,127)
Principal collections from investments	5,432	3,750
Proceeds from sales of investments and securitization assets	90,993	—
Funding of escrow accounts	(28,672)	(28,759)
Withdrawal from escrow accounts	29,156	29,090
Other	2,891	(736)
Net cash provided by (used in) investing activities	535	(38,031)
Cash flows from financing activities
Proceeds from credit facilities	101,500	158,938
Principal payments on credit facilities	(321,869)	(2,784)
Proceeds from issuance of non-recourse debt	34,988	51,934
Principal payments on non-recourse debt	(180,708)	(108,747)
Proceeds from issuance of senior unsecured notes	507,313	—
Payments on deferred funding obligations	(18,791)	(70,373)
Net proceeds of common stock issuances	96,648	15,326
Payments of dividends and distributions	(64,239)	(53,063)
Other	(17,319)	(4,232)
Net cash provided by (used in) financing activities	137,523	(13,001)
Increase (decrease) in cash, cash equivalents, and restricted cash	169,644	(21,237)
Cash, cash equivalents, and restricted cash at beginning of period	59,353	118,177
Cash, cash equivalents, and restricted cash at end of period	$228,997	$96,940
Interest paid	$39,884	$50,880
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	(78,008)	843
Non-cash changes in receivables and investments (investing activity)	59,979	(248)
Non-cash changes in residual assets (investing activity)	(21,746)	(23,335)
Non-cash changes in escrow accounts (investing activity)	18,029	—

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2019

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the quarterly and nine month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
If a receivable is impaired, we will determine if an allowance should be recorded. We will record an allowance if the present value of expected future cash flows discounted at the receivable’s contractual effective rate is less than its carrying value. This estimate of cash flows may include the currently estimated fair market value of the collateral less estimated selling costs if repayment is expected from the collateral. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts.
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
We evaluate our investments for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our OTTI assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and value of the underlying project. We consider several qualitative and quantitative factors in our assessment. We first consider the current fair value of the security and the duration of any unrealized loss. Other factors considered include changes in the credit rating, performance of the underlying project, key terms of the transaction, the value of any collateral and any support provided by the sponsor or guarantor.
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
Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financial assets. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. When we conclude that we are not the primary beneficiary of the trusts as we do not have power over the trusts' significant activities, we do not consolidate the trust. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts.
We account for transfers of financial assets to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing ("ASC 860"), when we have concluded the transferred assets have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred assets. We treat those trusts where we are unable to conclude that we have been isolated from the securitized financial assets as secured borrowings, retaining the assets on our balance sheet and recording the amounts due to the trust investor as non-recourse debt.

For transfers treated as sales under ASC 860, we have received true-sale-at-law opinions for all of our securitization trust structures and non-consolidation legal opinions for all but one legacy securitization trust structure that support our conclusion regarding the transferred financial assets. When we sell financial assets in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.
Gain or loss on the sale of financial assets is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the assets sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved. Cash flows related to our securitizations at origination are classified as operating activities in our consolidated statements of cash flows.
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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries ("TRSs") which are taxed separately, and which will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis several organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT's net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
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
Credit Losses
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments ("Topic 326"). Topic 326 significantly changes how entities will recognize and measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 will replace the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company plans to adopt the new standard on its effective date. While we are continuing to assess the impact Topic 326 will have on the consolidated financial statements, the measurement of expected credit losses under the current expected credit loss model will be based on relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. We have pooled our assets by risk characteristics and determined a methodology for each pool. We expect any reserve related to our federal government receivables to be immaterial and are still evaluating the impact of our other receivables. We are still evaluating the appropriate internal controls and financial statement disclosures with regards to receivables and related lending commitments. Based on the amended guidance for available-for-sale debt securities, we do not expect a significant impact to our available-for-sale securities portfolio.
Other accounting standards updates issued before November 1, 2019, and effective after September 30, 2019, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2019 and December 31, 2018, only our residual assets related to our securitization trusts, interest rate swaps and investments, if any, were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.

•	Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.

•	Level 3 — Unobservable inputs are used when little or no market data is available.

The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair value for our Level 2 and Level 3 measurements is measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our senior unsecured notes and convertible notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value.

	As of September 30, 2019
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$318	$300	Level 3
Commercial receivables	692	675	Level 3
Investments (1)	113	113	Level 3
Securitization residual assets (2)	84	84	Level 3
Liabilities
Credit facilities (3)	$38	$38	Level 3
Non-recourse debt (3)	714	680	Level 3
Senior unsecured notes (3)	533	514	Level 2
Convertible notes (3)	168	151	Level 2

(1)	The amortized cost of our investments as of September 30, 2019, was $109 million.

(2)	Included in other assets on the consolidated balance sheet.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.

	As of December 31, 2018
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$487	$497	Level 3
Commercial receivables	443	447	Level 3
Investments (1)	170	170	Level 3
Securitization residual assets (2)	71	71	Level 3
Liabilities
Credit facilities (3)	$259	$259	Level 3
Non-recourse debt (3)	835	852	Level 3
Convertible notes (3)	139	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2018, was $173 million.
(2)    Included in other assets on the consolidated balance sheet.
(3)    Fair value and carrying value exclude unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(in millions)
Balance, beginning of period	$124	$154	$170	$151
Purchases of investments	7	12	22	19
Payments on investments	(2)	(3)	(4)	(4)
Sale of investments	(20)	—	(85)	—
Realized gains on investments recorded in earnings	2	—	2	—
Unrealized gains (losses) on investments recorded in AOCI	2	(1)	8	(4)
Balance, end of period	$113	$162	$113	$162

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2019	$—	$17	$—	$1
December 31, 2018	82	67	1	3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of September 30, 2019 and December 31, 2018.
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
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2019	December 31, 2018
	(in millions)
Cash deposits	$186	$21
Restricted cash deposits (included in other assets)	43	38
Total cash deposits	$229	$59
Amount of cash deposits in excess of amounts federally insured	$227	$57

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders exchanged 3,703 OP units for the same number of shares of common stock during both the nine months ended September 30, 2019 and 2018.
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

5.	Securitization of Financial Assets
The following summarizes certain transactions with our securitization trusts:

	As of and for the nine months ended September 30,
	2019	2018
	(in millions)
Gains on securitizations	$16	$31
Cost of financial assets securitized	560	595
Proceeds from securitizations	576	626
Residual and servicing assets included in other assets	85	69
Cash received from residual and servicing assets	7	3

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. In certain instances, we receive annual servicing fees of up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in other assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use the same discount rates we use for the fair value calculation of residual assets, which are determined based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over base rates. Depending on the nature of the transaction risks, the discount rate ranged from 3% to 7%, and reflect our expected prepayments.
As of September 30, 2019 and December 31, 2018, our managed assets totaled $5.7 billion and $5.3 billion, respectively, of which $3.8 billion and $3.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2019 or 2018. As of September 30, 2019, there were less than $1 million in payments from certain debtors to the securitization trusts that were greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is the government. The contracts may have guarantees of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the assets and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the assets sold.

6.	Our Portfolio
As of September 30, 2019, our Portfolio included approximately $1.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
The following is an analysis of our Portfolio as of September 30, 2019:

	Investment Grade
	Government (1)	Commercial Investment Grade (2)	Commercial Non-Investment Grade (3)	Subtotal, Debt and Real Estate	Equity Method Investments	Total
	(dollars in millions)
Equity investments in renewable energy projects	$—	$—	$—	$—	$427	$427
Receivables (4)	300	158	517	975	—	975
Real estate (5)	—	363	—	363	22	385
Investments	34	79	—	113	—	113
Total	$334	$600	$517	$1,451	$449	$1,900
% of Debt and real estate portfolio	23%	41%	36%	100%	N/A	N/A
Average remaining balance (6)	$8	$6	$16	$8	$15	$9

(1)
Transactions where the ultimate obligor is the U.S. federal government or state or local governments where the obligors are rated investment grade (either by an independent rating agency or based upon our internal credit analysis). This amount includes $223 million of U.S. federal government transactions and $111 million of transactions where the ultimate obligors are state or local governments. Transactions may have guaranties of energy savings from third party service providers, which typically are entities rated investment grade by an independent rating agency.

(2)
Transactions where the projects or the ultimate obligors are commercial entities that have been rated investment grade (either by an independent rating agency or based on our internal credit analysis). Of this total, $8 million of the transactions have been rated investment grade by an independent rating agency.

(3)
Transactions where the projects or the ultimate obligors are commercial entities that either have ratings below investment grade (either by an independent rating agency or using our internal credit analysis) or where the nature of the subordination in the asset causes it to be considered non-investment grade. This category of assets includes $445 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies where the nature of the subordination causes it to be considered non-investment grade. These loans are secured by residential solar assets and we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $260 million of our non-investment grade loans were made to entities in which we also have non-controlling equity investments of approximately $19 million. Commercial Non-Investment Grade receivables also includes $72 million of transactions where the projects or the ultimate obligors are commercial entities that have ratings below investment grade using our internal credit analysis. $8 million of loans are on non-accrual status and are fully reserved for loss. See Receivables and Investments below for further information.

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
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of September 30, 2019, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	2007 Vento I, LLC	$81
December 2015	Buckeye Wind Energy Class B Holdings, LLC	73
Various	Vivint Solar Asset 1 Class B, LLC	50
Various	Northern Frontier Wind, LLC	45
December 2018	3D Engie, LLC	39
October 2016	Invenergy Gunsight Mountain Holdings, LLC	35
Various	Helix Fund I, LLC	26
Various	Other transactions	100
	Total equity method investments	$449

An underlying solar project associated with one of our equity method investments located in the U.S. Virgin Islands was materially damaged in the 2017 hurricanes. In the first quarter of 2019, we collected insurance proceeds of approximately $8 million. While there can be no assurance in this regard, we continue to believe that the project’s other existing assets will be sufficient to recover our remaining carrying value of approximately $2 million.
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
Based on an evaluation of our equity method investments, inclusive of these projects, we determined that no OTTI had occurred as of September 30, 2019 or December 31, 2018.
Receivables and Investments
The following table provides a summary of our anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2019:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Receivables
Maturities by period	$975	$3	$62	$187	$723
Weighted average yield by period	7.8%	4.8%	7.3%	7.5%	7.9%
Investments
Maturities by period	$113	$—	$—	$12	$101
Weighted average yield by period	4.6%	—%	—%	4.1%	4.7%

Included in our non-investment grade assets are two commercial receivables with a combined total carrying value of approximately $8 million as of September 30, 2019 which we consider impaired and have held on non-accrual status since the second quarter of 2017. These receivables were acquired as part of a larger 2014 portfolio acquisition and represent assignments of land lease payments from two wind projects (the “Projects”) that became past due in the second quarter of 2017. We have been informed by the owners of the Projects that the Projects are experiencing a decline in revenue. The owners of the Projects have terminated the leases. In July 2017, we filed a legal claim against the owners of the Projects in order to protect our interests in these Projects and the amounts due to us under the land lease assignments. In January 2018, we received a $1.6 million payment from the Projects, but have received no payments since that date. In October 2019, we received a court decision indicating that the owners of the projects were within their rights under the contract terms to terminate the lease which impacts the land lease assignments to us. Accordingly, we recorded an allowance for the entire asset amounts as of September 30, 2019. We are reviewing the court's decision and expect to continue to pursue our legal claims by appealing that decision.

Other than the items discussed above, we had no receivables or investments that were impaired or on non-accrual status as of September 30, 2019 or December 31, 2018. There were no troubled debt restructurings as of September 30, 2019 or December 31, 2018, and no allowances other than discussed above.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(10)	(8)
Real estate	$363	$365

As of September 30, 2019, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2019 to December 31, 2019	$1	$5
2020	3	22
2021	3	22
2022	3	22
2023	3	23
2024	3	24
Thereafter	78	765
Total	$94	$883

Deferred Funding Obligations
In accordance with the terms of purchase agreements relating to certain equity method investments, receivables and investments, payments of the purchase price are scheduled to be made over time and as a result, we have recorded deferred funding obligations of $1 million and $72 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table provides additional detail on our senior credit facilities as of September 30, 2019:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$38
Value of collateral pledged to credit facility	115	199
Weighted average short-term borrowing rate	—%	3.56%

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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of September 30, 2019 are as follows:

Future minimum maturities
(in millions)
October 1, 2019 to December 31, 2019	$—
2020	7
2021	8
2022	8
2023	15
Total	$38

We have approximately $7 million of remaining unamortized costs associated with the credit facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the credit facilities. Administrative fees are payable annually to the administrative agent under each of the Loan Agreements and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Loan Agreement over the actual amount borrowed under the Rep-Based Facility.
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2019.

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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of						Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2019	December 31, 2018	Interest Rate		Maturity Date			September 30, 2019	December 31, 2018	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2013-1 (1)	$—	$55	2.79%		December 2019		$—	$—	$76	Receivables
HASI Sustainable Yield Bond 2015-1A	87	90	4.28%		October 2034		—	127	135	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%		October 2034		—	127	135	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement	77	112	4.12%		January 2023		—	93	151	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	29	32	6.17%	(2)	December 2023		—	73	72	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Trust 2016-2	76	77	4.35%		April 2037		—	77	81	Receivables
2017 Master Repurchase Agreement	—	56	—%		January 2020	(3)	—	62	67	Receivables and investments
HASI ECON 101 Trust	129	133	3.57%		May 2041		—	134	137	Receivables and investments
HASI SYB Trust 2017-1	156	159	3.86%		March 2042		—	207	208	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	113	125	3.15% - 7.45%		2019 to 2046		18	114	178	Receivables
Debt issuance costs	(15)	(17)
Non-recourse debt (5)	$665	$835

(1)	This bond was prepaid without penalty in the second quarter of 2019.

(2)	Interest rate represents the current period’s LIBOR based rate plus the spread. We have hedged the LIBOR rate exposure using interest rate swaps fixed at 2.55% for HASI SYB Loan Agreement 2015-2.

(3)	We modified this agreement in the second quarter of 2019 to extend the maturity date to October 2019, and again in the fourth quarter of 2019 to extend the maturity to January 2020.

(4)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(5)
The total collateral pledged against our non-recourse debt was $887 million and $1,105 million as of September 30, 2019 and December 31, 2018, respectively. In addition, $41 million and $35 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of September 30, 2019 and December 31, 2018, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of September 30, 2019 and December 31, 2018.

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
The stated minimum maturities of non-recourse debt as of September 30, 2019, were as follows:

Future minimum maturities
(in millions)
October 1, 2019 to December 31, 2019	$12
2020	25
2021	26
2022	27
2023	126
2024	33
Thereafter	431
Total minimum maturities	$680
Deferred financing costs, net	(15)
Total non-recourse debt	$665

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
Senior Unsecured Notes
In July 2019, we issued $350 million aggregate principal amount ($344 million net of issuance costs) of 5.25% senior unsecured notes due July 15, 2024 ("2024 Notes"). In September 2019, we issued an additional $150 million aggregate principal amount 2024 Notes for total proceeds of $157 million ($155 million net of issuance costs). The 2024 Notes were issued jointly by certain of our TRSs and are guaranteed by the Company and certain other subsidiaries. The 2024 Notes require interest payments semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2020. The proceeds of the 2024 Notes are intended to be used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The 2024 Notes are unsecured, are subject to covenants may which limit our ability to incur additional indebtedness, and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the 2024 Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of September 30, 2019. The 2024 Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity.
Prior to July 15, 2021, we may redeem, at our option, some or all of the 2024 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2024 Notes and accrued and unpaid interest through the redemption date. In addition, prior to July 15, 2021, we may redeem up to 40% of the 2024 Notes using the proceeds of certain equity offerings at a price equal to 105.25% of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, July 15, 2021, we may redeem the senior unsecured notes in whole or in part at redemption prices defined in the indenture governing the senior unsecured notes, plus accrued and unpaid interest though the redemption date.

The following table presents a summary of the components of the 2024 Notes:

September 30, 2019
(in millions)
Principal	$500
Accrued interest	7
Unamortized premium	7
Less: Unamortized financing costs	(8)
Carrying value of 2024 Notes	$506

We recorded approximately $5 million in interest expense related to the 2024 Notes in the three months ended September 30, 2019.
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
The following table presents a summary of the components of the convertible notes:

	September 30, 2019	December 31, 2018
	(in millions)
Principal	$150	$150
Accrued interest	1	2
Less: Unamortized financing costs	(3)	(4)
Carrying value of convertible notes	$148	$148

We recorded approximately $2 million in interest expense related to the convertible notes in the three months ended September 30, 2019 and 2018 and recorded approximately $5 million in the nine months ended September 30, 2019 and 2018.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

Guarantees to other transaction participants
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of September 30, 2019, there have been no such actions resulting in claims against the Company.
10.    Income Tax
We recorded an income tax expense of approximately $0.1 million for the three months ended September 30, 2019, compared to $0.9 million income tax expense in the three months ended September 30, 2018. For the nine months ended September 30, 2019, we recorded an income tax benefit of $1.3 million, compared to an income tax expense of $1.1 million for the nine months ended September 30, 2018. For the three and nine months ended September 30, 2019 and 2018, our income tax benefit/expense was determined using federal rates of 21%, and combined state rates, net of federal benefit, of approximately 3%.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2018 and 2019:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2018	4/4/2018		4/12/2018	$0.330
5/31/2018	7/5/2018		7/12/2018	0.330
9/12/2018	10/3/2018		10/11/2018	0.330
12/12/2018	12/26/2018	(1)	1/10/2019	0.330
2/21/2019	4/3/2019		4/11/2019	0.335
6/6/2019	7/5/2019		7/12/2019	0.335
9/12/2019	10/3/2019		10/10/2019	0.335

(1)	This dividend was treated as a distribution in 2019 for tax purposes.
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

Equity-based Compensation Awards under our 2013 Plan
We have issued awards with service, performance and market conditions that vest from 2019 to 2023. During the nine months ended September 30, 2019, our board of directors awarded employees and directors 586,909 shares of restricted stock, restricted stock units and LTIP Units that vest from 2019 to 2022. As of September 30, 2019, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met. Refer to Note 4 for background on the LTIP Units.
For the three and nine months ended September 30, 2019, we recorded $3 million and $10 million, respectively, of equity-based compensation expense as compared to $3 million and $8 million for the three and nine months ended September 30, 2018, respectively. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $17 million as of September 30, 2019. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2017	1,399,593	$18.73	$26.2
Granted	454,106	19.72	9.0
Vested	(370,072)	18.88	(7.0)
Forfeited	(96,871)	18.92	(1.8)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,493	23.99	3.6
Vested	(767,885)	18.90	(14.5)
Forfeited	(5,789)	20.62	(0.1)
Ending Balance — September 30, 2019	763,575	$20.07	$15.4

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2017	255,706	$18.99	$4.9
Granted	176,128	20.24	3.5
Vested	(20,368)	18.99	(0.4)
Forfeited	(18,318)	19.05	(0.3)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	(1,380)	21.68	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance — September 30, 2019	435,578	$20.12	$8.8

(1)
As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	209,330	25.84	5.4
Vested	(8,020)	25.82	(0.2)
Forfeited	—	—	—
Ending Balance — September 30, 2019	201,310	$25.84	$5.2

(1)	See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — September 30, 2019	180,500	$26.70	$4.8

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2019	2018	2019	2018
	(in thousands, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$9,102	$16,483	$35,487	$32,522
Less: Dividends on participating securities	(300)	(433)	(900)	(1,342)
Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders	$8,802	$16,050	$34,587	$31,180
Denominator:
Weighted-average number of common shares — basic	64,922,325	52,728,587	63,492,884	52,167,308
Weighted-average number of common shares — diluted	65,630,711	52,728,587	64,147,835	52,167,308
Basic earnings per common share	$0.14	$0.30	$0.55	$0.60
Diluted earnings per common share	$0.13	$0.30	$0.54	$0.60
Other Information:
Weighted-average number of OP units	279,415	281,289	278,202	282,171
Unvested restricted common stock outstanding at period end (i.e., participating securities)			763,575	1,310,796

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy projects. We recognized income from our equity method investments of $6 million and $18 million during the three and nine months ended September 30, 2019, respectively, as compared to income of $12 million and $20 million during the three and nine months ended September 30, 2018, respectively. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Buckeye Wind Energy Class B Holdings, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2019
Current assets	$3	$332	$335
Total assets	271	4,085	4,356
Current liabilities	1	187	188
Total liabilities	12	1,416	1,428
Members' equity	259	2,669	2,928
As of December 31, 2018
Current assets	4	228	232
Total assets	276	3,903	4,179
Current liabilities	1	163	164
Total liabilities	12	1,204	1,216
Members' equity	264	2,699	2,963
Income Statement
For the six months ended June 30, 2019
Revenue	7	179	186
Income from continuing operations	(2)	(18)	(20)
Net income	(2)	(18)	(20)
For the six months ended June 30, 2018
Revenue	7	131	138
Income from continuing operations	(2)	32	30
Net income	(2)	32	30
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
We believe we were one of the first U.S. public companies solely dedicated to investments that reduce carbon emissions or increase resilience to climate change. Our investments, which typically benefit from contractually committed high credit quality obligors, have taken several forms including equity, joint ventures, real estate ownership, lending or other financing transactions. We also generate ongoing fees through gain-on-sale securitization transactions, services and asset management.
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
We completed approximately $287 million and $810 million of transactions during the three and nine months ended September 30, 2019, compared to approximately $553 million and $861 million during the same periods in 2018. As of September 30, 2019, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $1.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2019, our Portfolio consisted of over 195 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity.
We have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments using non-recourse or recourse debt and equity. We have worked to expand our liquidity and access to the debt and bank loan markets and have recently completed our first issuance of senior unsecured notes. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for a gain on the transfer and in some cases, ongoing fees. As of September 30, 2019, we managed approximately $3.8 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2019, we manage approximately $5.7 billion of assets which we refer to as our managed assets.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of September 30, 2019, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 76% is related to BTM assets and 11% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.

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
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation and Equity Method Investments, Impairment of our Portfolio, and Securitization of Receivables. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2018 Form 10-K and under Note 2 of this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $1.9 billion as of September 30, 2019 and included approximately $1.0 billion of behind-the-meter assets, approximately $0.8 billion of grid-connected assets and approximately $0.1 billion of other sustainable infrastructure investments. Approximately 23% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 20% of our Portfolio was real estate used in renewable energy projects. The remainder consisted of fixed-rate government and commercial receivables and debt securities which we generally refer to as debt investments. Our Portfolio consisted of approximately 195 transactions with an average size of $9 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 14 years as of September 30, 2019.
Our Portfolio included the following as of September 30, 2019:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.

The table below provides details on the interest rate and maturity of our debt investments as of September 30, 2019:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$280	2020 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	69	2020 to 2054
Fixed-rate receivables, interest rates greater than 6.50% per annum	634	2019 to 2069
Receivables	983
Allowance for loss on receivables	(8)
Receivables, net of allowance	975
Fixed-rate investments, interest rates less than 5.00% per annum	68	2025 to 2045
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	45	2028 to 2051
Total receivables and investments	$1,088

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in millions)
Interest income, receivables	$17	$15	$48	$40
Average monthly balance of receivables	$906	$1,041	$901	$1,004
Average interest rate of receivables	7.5%	5.6%	7.1%	5.3%
Interest income, investments	$1	$2	$5	$5
Average monthly balance of investments	$126	$166	$160	$160
Average interest rate of investments	4.5%	4.1%	4.3%	4.0%
Rental income	$7	$6	$19	$18
Average monthly balance of real estate	$363	$355	$364	$345
Average yield on real estate	7.1%	7.0%	7.1%	7.0%
Average monthly balance of receivables, investments, and real estate	$1,395	$1,562	$1,425	$1,509
Average yield from receivables, investments, and real estate	7.2%	5.8%	6.8%	5.6%
Interest expense (1)	$14	$16	$40	$46
Average monthly balance of debt (1)	$1,102	$1,349	$1,106	$1,272
Average interest rate of debt (1)	5.2%	4.8%	4.8%	4.8%
Average interest spread (1)	2.0%	1.0%	2.0%	0.8%
Net investment margin (1)	3.1%	1.6%	3.1%	1.6%

(1)
Excludes amounts related to the non-recourse debt used to finance the equity method investments in the renewable energy projects because our earnings from these equity investments are not included in total revenue.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2019:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$975	$60	$136	$127	$652
Investments	113	4	18	25	66
See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2019,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2019,

•	the credit quality of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.
Results of Operations
Comparison of the Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$19	$17	$2	12%
Rental income	7	6	1	17%
Gain on sale of receivables and investments	8	11	(3)	(27)%
Fee income	5	1	4	400%
Total revenue	39	35	4	11%
Expenses
Interest expense	17	20	(3)	(15)%
Provision for loss on receivables	8	—	8	NM
Compensation and benefits	7	6	1	17%
General and administrative	4	3	1	33%
Total expenses	36	29	7	24%
Income before equity method investments	3	6	(3)	(50)%
Income (loss) from equity method investments	6	12	(6)	(50)%
Income (loss) before income taxes	9	18	(9)	(50)%
Income tax (expense) benefit	—	(1)	1	(100)%
Net income (loss)	$9	$17	$(8)	(47)%
NM—Percentage change is not meaningful.

•
Net income decreased by $8 million primarily due to a recent court ruling resulting in a provision for loss on receivables that were previously placed on non-accrual status in 2017. A $4 million increase in total revenue and a $3 million decrease in interest expense were offset by a $6 million decrease in income from equity method investments and a $1 million net increase in compensation and benefits and general and administrative expenses and taxes. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below. See Note 6 to our financial statements for a further discussion of our allowance for loss on receivables.

•
Total revenue increased by $4 million due to a $3 million increase in interest and rental income resulting from higher yielding assets in the portfolio and a $1 million increase in gain on sale and fee income.

•	Interest expense decreased by $3 million primarily due to lower average outstanding borrowings.

•
Income from equity method investments decreased by $6 million, primarily due to a project company's negotiated settlement of a power purchase agreement with one of our investee's off-takers in the same period last year.

Comparison of the Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$54	$46	$8	17%
Rental income	19	18	1	6%
Gain on sale of receivables and investments	17	31	(14)	(45)%
Fee income	13	5	8	160%
Total revenue	103	100	3	3%
Expenses
Interest expense	47	57	(10)	(18)%
Provision for loss on receivables	8	—	8	NM
Compensation and benefits	21	18	3	17%
General and administrative	11	11	—	—%
Total expenses	87	86	1	1%
Income before equity method investments	16	14	2	14%
Income (loss) from equity method investments	18	20	(2)	(10)%
Income (loss) before income taxes	34	34	—	—%
Income tax (expense) benefit	1	(1)	2	(200)%
Net income (loss)	$35	$33	$2	6%
NM—Percentage change is not meaningful.

•
Net income increased by approximately $2 million as a result of a $3 million increase in total revenue and a $10 million decrease in interest expense which was offset by the $8 million provision described above and a $3 million increase in compensation and benefits and general and administrative expenses. A decrease in income from equity method investments offset an increase in income tax (expense) benefit. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue increased by $3 million when compared to the same period in 2018. Higher interest income and rental income of $9 million resulting from higher yielding assets in the portfolio offset the decline in the combination of gain on sale of receivables and investments and fee income of $6 million primarily due to the mix of our securitization activity including the rotation of lower yielding assets off of our balance sheet in 2019.

•
Interest expense decreased by $10 million primarily due to lower average outstanding borrowings. Provision for loss on receivables grew by $8 million due to a recent court ruling resulting in a provision for loss on receivables that were previously placed on non-accrual status in 2017. See Note 6 to our financial statements for a further discussion of our allowance for loss on receivables.

•	Compensation and benefits increased by $3 million due to an increase in equity-based compensation expense resulting from the timing of vesting and higher award valuations.

•
Income from equity method investments decreased by $2 million during the nine months ended September 30, 2019 when compared to the same period in 2018, primarily due to a project company's negotiated settlement of a power purchase agreement with one of our investee's off-takers in the same period last year. This decline was offset by a $2 million increase in income tax benefit as compared to 2018.

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
Core Earnings
We calculate core earnings as GAAP net income (loss) excluding non-cash equity compensation expense, non-cash provision for loss on receivables, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
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
For the three and nine months ended September 30, 2019, we recognized income of $6 million and $18 million, respectively under GAAP for our equity investments in renewable energy projects. We reversed the GAAP income and recorded $10 million and $29 million for core earnings as discussed above, to reflect our return on capital from these investments for the three and nine months ended September 30, 2019. This compares to the collected cash distributions from these equity method investments of approximately $21 million and $75 million for the three and nine months ended September 30, 2019, with the difference between core earnings and cash collected representing a return of capital.
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
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$9,102	$0.13	$16,483	$0.30	$35,487	$0.54	$32,522	$0.60
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(5,984)		(11,671)		(18,114)		(19,969)
Add back core equity method investments earnings	9,715		10,306		28,857		30,810
Non-cash equity-based compensation charges	3,395		2,657		10,384		7,881
Non-cash provision for loss on receivables	8,027		—		8,027		—
Amortization of intangibles	823		812		2,462		2,380
Non-cash provision (benefit) for income taxes	132		932		(1,304)		932
Current year earnings attributable to non-controlling interest	74		91		191		177
Core earnings (2)	$25,284	$0.38	$19,610	$0.36	$65,990	$1.01	$54,733	$1.01

(1)	This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.

(2)
Core earnings per share is based on 66,785,779 shares and 65,425,114 shares for the three and nine months ended September 30, 2019 and 54,711,488 shares and 54,116,864 shares for the three and nine months ended September 30, 2018, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards and restricted stock units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method.

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

The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	September 30, 2019	December 31, 2018
	(dollars in millions)
Equity method investments	$449	$471
Government receivables	300	497
Commercial receivables	675	447
Real estate	363	365
Investments	113	170
Assets held in securitization trusts	3,768	3,334
Managed Assets	$5,668	$5,284
Losses on receivables as a percentage of assets under management	0.1%	0.0%

Other Metrics
Portfolio Yield
We calculate portfolio yield as the weighted average underwritten yield of the investments in our Portfolio as of the end of the period. Underwritten yield is the rate at which we discount the expected cash flows from the assets in our Portfolio to determine our purchase price. In calculating underwritten yield, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe that portfolio yield provides an additional metric to understand certain characteristics of our Portfolio as of a point in time. Our management uses portfolio yield this way and we believe that our investors use it in a similar fashion to evaluate certain characteristics of our Portfolio compared to our peers, and as such, we believe that the disclosure of portfolio yield is useful to our investors.
Our Portfolio totaled approximately $1.9 billion with an unlevered portfolio yield of 7.7% and 6.8% as of September 30, 2019 and December 31, 2018, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2019.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in the quarter ended September 30, 2019, will reduce annual carbon emissions by approximately 96 thousand metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short-term (within one year) and long-term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make investments in sustainable infrastructure, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments using non-recourse or recourse debt, equity and through the use of off-balance sheet securitization structures.
In December 2018, we entered into two senior secured revolving credit facilities ("Rep-Based Facility" and "Approval-Based Facility") with several lenders with a combined maximum outstanding balance of $450 million, to repay and replace our pre-existing credit facility. For additional information on our credit facilities, see Note 7 to our financial statements on this Form 10-Q.

As of September 30, 2019, we had approximately $665 million of non-recourse borrowings, $500 million of senior unsecured notes, and $150 million in outstanding convertible senior notes. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. In the quarter ended June 30, 2019, we were able to repay $113 million of on-balance sheet debt by selling lower yielding, highly leveraged assets to institutional investors using such trusts. As of September 30, 2019, the outstanding principal balance of our assets financed using these off-balance sheet transactions was approximately $3.8 billion.
Large institutional investors, primarily insurance companies and commercial banks, have provided the financing for these non-recourse and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets and have entered into transactions with several new institutional investors in the last year. For further information on the credit facilities, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our financial statements of this Form 10-Q.
In July of 2019, we issued $350 million principal amount of senior unsecured notes which bear interest at a rate of 5.25%. In September of 2019, we issued follow-on notes with a principal amount of $150 million, priced at 104.875% of the principal amount resulting in a yield to maturity for this offering of 4.13%.
During the nine months ended September 30, 2019, we raised approximately $98 million through the issuance of equity, including approximately $10 million through the exercise of the underwriter’s option of common equity from our December 2018 public offering, and approximately $88 million under our “at-the-market” equity distribution program, or our ATM program, pursuant to which we can offer to sell, from time to time, up to an aggregate amount of $250 million of our common stock. For additional information related to our equity raises see Note 11 to our financial statements of this Form 10-Q.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.5 to 1 as of September 30, 2019, below our target limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 97% as of September 30, 2019, which is within our targeted fixed rate debt percentage range of 60% to 85%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	September 30, 2019	% of Total	December 31, 2018	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$38	3%	$317	26%
Fixed-rate debt	1,318	97%	925	74%
Total debt (1)	$1,356	100%	$1,242	100%
Equity	$883		$805
Leverage	1.5 to 1		1.5 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities, and approximately $58 million of non-recourse debt with floating rate exposure as of December 31, 2018, respectively. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $229 million and $59 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2019 and December 31, 2018, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $32 million for the nine months ended September 30, 2019, driven primarily by net income of $36 million, offset by adjustments for non-cash and other items of $4 million. The non-cash and other adjustments consisted of increases of $8 million related to provision for loss on receivables, $4 million related to equity method investments, $3 million of depreciation and amortization, $5 million of amortization of deferred financing costs, and $10 million related to equity-based compensation. These were offset by $15 million related to gains on securitizations and $19 million related to changes in accounts payable and accrued expenses and other items.
Net cash provided by operating activities was approximately $30 million for the nine months ended September 30, 2018, driven primarily by net income of $33 million, offset by adjustments for non-cash and other items of $3 million. The non-cash and other adjustments consisted of increases of $2 million related to equity method investments, $8 million of amortization of deferred financing costs, $4 million of depreciation and amortization, $4 million related to receivables held-for-sale, $8 million related to equity-based compensation, and $2 million related to accounts payable and accrued expenses. These were offset by $22 million related to gains on securitizations and $9 million related to other items.
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $1 million for the nine months ended September 30, 2019. We made $296 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $29 million, and made $48 million of equity method investments. We collected $53 million from equity method investments representing the return of capital determined under GAAP, $54 million from receivables and fixed rate debt-securities, $226 million from the sales of financial assets, $8 million from the sale of equity method investments, and received $32 million from escrow accounts and other items.
Net cash used in investing activities was approximately $38 million for nine months ended September 30, 2018. We made $133 million of investments in receivables and fixed rate debt-securities, made $23 million of investments in real estate, made $4 million of equity method investments, and funded escrow accounts for $29 million. We collected $77 million from equity method investments representing the return of capital determined under GAAP, $33 million from receivables and fixed rate debt securities, withdrew $29 million from escrow accounts, and received $12 million from the sale of an equity method investment
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $138 million for the nine months ended September 30, 2019. We had non-recourse debt borrowings of $35 million, borrowings from our credit facilities of $102 million, issued $507 million of senior unsecured notes, and received $97 million of net proceeds from the issuance of common stock. We made $181 million of principal payments on non-recourse debt, $322 million of principal payments on credit facilities, and $19 million of payments on deferred funding obligations and paid $81 million of dividends, distributions and other.
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

Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $85 million as of September 30, 2019, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements included in this Form 10-Q.
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
Book Value Considerations
As of September 30, 2019, we carried only our investments, interest rate swaps, and residual assets in securitized receivables (included in other assets) at fair value on our balance sheet. As a result, in reviewing our book value, there are several important factors and limitations to consider. Other than our investments, interest rate swaps, and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of September 30, 2019, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value for these remaining assets and liabilities does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.

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
We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time, like in our asset backed securitizations, or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.

Typically, our long-term debt is at fixed rates or we have used interest rate hedges that convert most of the floating rate debt to fixed rate. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.
Our credit facilities contain variable rate loans with approximately $38 million outstanding as of September 30, 2019. Significant increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $38 million in variable rate borrowings by $0.1 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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

Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and receivables management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While there has only been two credit losses, amounting to approximately $19 million (net of recoveries) on the approximately $6 billion of transactions we originated since 2012, which represents an aggregate loss of approximately 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity positions and engage in transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter-party, credit, capital availability and refinancing risks.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2019, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2019, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2018 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2019, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2019. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 2019	253,743	25.31	N/A	N/A
May 2019	97,343	26.36	N/A	N/A
July 2019	885	28.06	N/A	N/A
August 2019	91	26.83	N/A	N/A
We exchanged 3,703 OP units held by our non-controlling interest holders for shares of our common stock during the nine months ended September 30, 2019.
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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 1, 2019	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 1, 2019	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President