Form 10-K/A
period 2019-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2020-03-27
CIK 1561894

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
On March 23, 2020, the registrant had a total of 69,549,042 shares of common stock, $0.01 par value, outstanding (which includes 458,571 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (“SEC”) on February 25, 2020 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant. We have determined that our equity method investment in Buckeye Wind Energy Class B Holdings, LLC and Subsidiaries, which is not consolidated in our financial statements was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2018, and our equity method investment in Helix Fund I, LLC, which is also not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2017. Since the financial statements as of and for the year ended December 31, 2019 of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2019. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 25, 2020 to include the following Exhibits:

•	Exhibit 23.2 -- Consent of CohnReznick LLP for Helix Fund I, LLC,

•	Exhibit 23.3 -- Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC,

•	Exhibit 99.1 -- Helix Fund I LLC, Financial statements as of and for the year ended December 31, 2019,

•	Exhibit 99.2 -- Helix Fund I LLC, Financial statements as of and for the years ended December 31, 2018,

•
Exhibit 99.3 -- Helix Fund I LLC, Financial Statements as of December 31, 2017 and January 1, 2017 and for the year ended December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017, and

•
Exhibit 99.4 -- Buckeye Wind Energy Class B Holdings LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including the exhibits to the Original Form 10-K, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)

4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.5
Indenture, dated as of July 2, 2019 between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 2, 2019)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.13
Indenture, dated as of September  30, 2015, among HASI SYB Trust 2015-1, the Bank of New York Mellon and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.14
Bond Purchase Agreement (Class A), dated as of September 30, 2015, among HASI SYB Trust 2015-1, HA Land Lease Holdings, LLC and the purchasers named therein (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.15
Contribution and Sale Agreement, dated as of September 30, 2015, among HASI SYB Trust 2015-1, and HA Land Lease Holdings, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.16
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.17
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.18
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.19
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.20
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.21
Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.22
Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.29 to the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.23
Employment Agreement, dated March 1, 2019, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.24
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.25
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.26
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)

23.2*	Consent of CohnReznick LLP for Helix Fund I, LLC
23.3*	Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*	Helix Fund I LLC, Financial statements as of and for the year ended December 31, 2019
99.2*	Helix Fund I LLC, Financial statements as of and for the years ended December 31, 2018
99.3*	Helix Fund I LLC, Financial Statements as of December 31, 2017 and January 1, 2017 and for the year ended December 31, 2017 and the period from December 2, 2016 (inception) through January 1, 2017
99.4*	Buckeye Wind Energy Class B Holdings LLC and Subsidiaries, Consolidated Financial Statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 25, 2020)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 27, 2020	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President