Form 10-Q
period 2020-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2020-05-11
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 73,387,996 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2020 (which includes 459,521 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 (collectively, our “2019 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and include risks discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q and in other periodic reports that we file with the SEC.
Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. Any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.
Statements regarding the following subjects, among others, may be forward-looking:

•	negative impacts from continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;

•	our expected returns and performance of our investments;

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities, and economic trends;

•	our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;

- i -

•	general volatility of the securities markets in which we participate;

•	the credit quality of our assets;

•	changes in the value of our assets, our portfolio of assets and our investment and underwriting process;

•	the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact the value our assets;

•	rates of default or decreased recovery rates on our assets;

•	interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;

•	changes in interest rates and the market value of our assets and target assets;

•	changes in commodity prices, including continued low natural gas prices;

•	effects of hedging instruments on our assets or liabilities;

•	the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;

•	impact of and changes in accounting guidance;

•	our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and

•	our understanding of our competition.
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
The risks included here are not exhaustive. Other sections of this Form 10-Q or our 2019 Form 10-K may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$173,025	$6,208
Equity method investments	581,930	498,631
Government receivables	259,085	263,175
Commercial receivables, net of allowance of $26 million and $8 million, respectively	873,397	896,432
Real estate	361,493	362,265
Investments	63,167	74,530
Securitization assets	121,929	123,979
Other assets	90,461	162,054
Total Assets	$2,524,487	$2,387,274
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$48,672	$54,351
Credit facilities	153,074	31,199
Non-recourse debt (secured by assets of $802 million and $921 million, respectively)	633,328	700,225
Senior unsecured notes	504,724	512,153
Convertible notes	148,134	149,434
Total Liabilities	1,487,932	1,447,362
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 71,325,089 and 66,338,120 shares issued and outstanding, respectively	713	663
Additional paid in capital	1,206,225	1,102,303
Accumulated deficit	(185,789)	(169,786)
Accumulated other comprehensive income (loss)	11,076	3,300
Non-controlling interest	4,330	3,432
Total Stockholders’ Equity	1,036,555	939,912
Total Liabilities and Stockholders’ Equity	$2,524,487	$2,387,274

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Revenue
Interest income	$23,889	$17,654
Rental income	6,470	6,476
Gain on sale of receivables and investments	4,905	6,839
Fee income	5,570	2,174
Total revenue	40,834	33,143
Expenses
Interest expense	18,135	15,430
Provision for loss on receivables	648	—
Compensation and benefits	8,897	7,439
General and administrative	3,409	3,342
Total expenses	31,089	26,211
Income before equity method investments	9,745	6,932
Income (loss) from equity method investments	16,588	4,506
Income (loss) before income taxes	26,333	11,438
Income tax (expense) benefit	(1,923)	2,270
Net income (loss)	$24,410	$13,708
Net income (loss) attributable to non-controlling interest holders	102	61
Net income (loss) attributable to controlling stockholders	$24,308	$13,647
Basic earnings (loss) per common share	$0.36	$0.22
Diluted earnings (loss) per common share	$0.35	$0.21
Weighted average common shares outstanding—basic	67,172,104	61,748,906
Weighted average common shares outstanding—diluted	73,140,922	62,365,271

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$24,410	$13,708
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of ($0.5) million in 2020 and ($0.3) million in 2019	7,454	1,999
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of ($0.1) million in 2020 and $0.0 million in 2019	358	(684)
Comprehensive income (loss)	32,222	15,023
Less: Comprehensive income (loss) attributable to non-controlling interest holders	137	69
Comprehensive income (loss) attributable to controlling stockholders	$32,085	$14,954

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)				24,308		102	24,410
Adoption of ASU 2016-13, net of tax effect				(14,031)		(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities					7,420	34	7,454
Unrealized gain (loss) on interest rate swaps					356	2	358
Issued shares of common stock	4,506	45	115,314				115,359
Equity-based compensation			4,581			939	5,520
Issuance (repurchase) of vested equity-based compensation shares	481	5	(15,973)				(15,968)
Dividends and distributions				(26,280)		(105)	(26,385)
Balance at March 31, 2020	71,325	$713	$1,206,225	$(185,789)	$11,076	$4,330	$1,036,555

Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)				13,647		61	13,708
Unrealized gain (loss) on available-for-sale securities					1,990	9	1,999
Unrealized gain (loss) on interest rate swaps					(681)	(3)	(684)
Issued shares of common stock	2,068	21	46,791				46,812
Equity-based compensation			3,596			17	3,613
Issuance (repurchase) of vested equity-based compensation shares	298	3	(6,425)				(6,422)
Dividends and distributions				(21,395)		(93)	(21,488)
Balance at March 31, 2019	62,876	$629	$1,009,346	$(170,953)	$(375)	$3,414	$842,061

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$24,410	$13,708
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	648	—
Depreciation and amortization	895	1,136
Amortization of deferred financing costs	2,096	1,673
Equity-based compensation	3,548	3,578
Equity method investments	8,914	2,024
Non-cash gain on securitization	(14,302)	(6,610)
Gain on sale of receivables and investments	9,397	—
Changes in accounts payable and accrued expenses	(11,291)	(9,285)
Other	(12,660)	(2,771)
Net cash provided by (used in) operating activities	11,655	3,453
Cash flows from investing activities
Equity method investments	(140,877)	(10,448)
Equity method investment distributions received	50,143	20,530
Purchases of and investments in receivables	(29,671)	(22,430)
Principal collections from receivables	38,276	21,345
Proceeds from sales of receivables	8,035	26,919
Purchases of investments	(15,937)	(6,809)
Principal collections from investments	1,048	1,325
Proceeds from sales of investments and securitization assets	42,920	—
Funding of escrow accounts	(712)	(11,869)
Withdrawal from escrow accounts	1,273	7,945
Other	35	69
Net cash provided by (used in) investing activities	(45,467)	26,577
Cash flows from financing activities
Proceeds from credit facilities	126,000	26,500
Principal payments on credit facilities	(4,347)	(1,925)
Proceeds from issuance of non-recourse debt	15,938	13,923
Principal payments on non-recourse debt	(83,488)	(35,180)
Net proceeds of common stock issuances	114,760	46,388
Payments of dividends and distributions	(24,363)	(20,518)
Withholdings on employee share vesting	(15,968)	(6,422)
Other	(990)	(6,008)
Net cash provided by (used in) financing activities	127,542	16,758
Increase (decrease) in cash, cash equivalents, and restricted cash	93,730	46,788
Cash, cash equivalents, and restricted cash at beginning of period	106,586	59,353
Cash, cash equivalents, and restricted cash at end of period	$200,316	$106,141
Interest paid	$25,436	$14,882
Non-cash changes in residual assets (investing activity)	(14,302)	(6,636)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2020

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2020 and 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Consolidation and Equity Method Investments
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments which are not consolidated in our financial statements as described below in Securitization of Financial Assets.
We have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our government and commercial receivables and investments on our balance sheet; hence, we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies ("LLCs") taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Investors, if any, in a preferred return position typically receive a stated preferred return consisting of a priority distribution of all or a portion of the project's cash flows, and in some cases, tax attributes. Once the stated return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide guarantees of certain obligations of these VIEs. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements which contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method or (“HLBV”). Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from these equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We have elected to recognize earnings one quarter in arrears for certain of these investments to allow for the receipt of financial information.
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
Government and Commercial Receivables
Government and commercial receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors, including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower's option. We generally accrue this paid-in-kind ("PIK") interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
We evaluate our receivables for an allowance as determined under ASC Topic 326 Financial Instruments- Credit Losses ("Topic 326") and for our internally derived asset performance categories included in Note 6 on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.
Prior to January 1, 2020, a receivable was also considered impaired as of the date when, based on current information and events, it was determined that it was probable that we will be unable to collect all amounts due in accordance with the original contracted terms. Many of our receivables are secured by energy efficiency and renewable energy infrastructure projects. Accordingly, we evaluated the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. If a receivable was impaired, we determined if a specific allowance should be recorded and recorded such allowance if the present value of expected future cash flows discounted at the receivable’s contractual effective rate was less than its carrying value. This estimate of cash flows also considered the estimated fair market value of the collateral less estimated selling costs if repayment is expected from the collateral.
Beginning January 1, 2020, we determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance including discounted cash flow analysis and probability-of-default/loss given default ("PD/LGD") methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop a reasonable and supportable forecast. For periods we cannot reasonably forecast, we utilize historical experience. After the reasonable and supportable forecast period, we immediately revert to historical information when developing our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including, a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. We have elected to include accrued interest receivable in our measurement of the allowance. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as "failed sale-leaseback" transactions as defined under ASC Topic 842 ("Topic 842"), Leases, and thus are accounted for similarly to our Commercial Receivables as described above in Government and Commercial Receivables.

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
Investments
Investments are debt securities that meet the criteria of ASC 320, Investments-Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to be credit related, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. When a security is sold, we reclassify the AOCI to earnings based on specific identification. Our initial investment and principal repayments of these investments are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.
We evaluate our investments for impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our impairment assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and value of the underlying project. We consider several qualitative and quantitative factors in our assessment. The primary factor in our assessment is the current fair value of the security, while other factors include changes in the credit rating, performance of the underlying project, key terms of the transaction, the value of any collateral and any support provided by the sponsor or guarantor.
To the extent that we have identified an impairment for a security, intend to hold the investment to maturity, and do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we will recognize only the credit component of the unrealized loss in earnings by recording an allowance against the amortized cost of the asset as required by Topic 326. We determine the credit component using the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.
To the extent we hold investments with a fair value less than the amortized cost and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.
Premiums or discounts on investment securities are amortized or accreted into interest income using the effective interest method.

Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financial assets. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. When we conclude that we are not the primary beneficiary of certain trusts because we do not have power over those trusts' significant activities, we do not consolidate the trust. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to make significant decisions impacting the performance of the trusts.
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
For transfers treated as sales under ASC 860, we have received true-sale-at-law and non-consolidation legal opinions for all of our securitization trust structures that support our conclusion regarding the transferred financial assets. When we sell financial assets in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similarly to available-for-sale debt securities and carried at fair value. Our residual assets are evaluated for impairment on a quarterly basis. Interest income related to the residual assets is recognized using the effective interest rate method. If there is a change in the expected cash flows related to the residual assets, we will assess whether the asset is impaired and will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize interest income.
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
Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Topic 326 which significantly changes how entities will recognize and measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 has replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as previously required. It also simplified the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Topic 326 became effective for us on January 1, 2020. As a result of the adoption of Topic 326, we recorded a cumulative-effect pre-tax adjustment to retained earnings as of January 1, 2020 of approximately $17 million in the process of establishing our allowance for our commercial receivables. The allowance for our government receivables recorded as of the adoption date of Topic 326 is not material. We did not have a material impact to the accounting for our available-for-sale securities portfolio.
Other accounting standards updates issued before May 11, 2020, and effective after March 31, 2020, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2020 and December 31, 2019, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2020
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$283	$259	Level 3
Commercial receivables	879	873	Level 3
Investments (1)	63	63	Level 3
Securitization residual assets (2)	118	118	Level 3
Liabilities
Credit facilities (3)	$153	$153	Level 3
Non-recourse debt (3)	677	648	Level 3
Senior unsecured notes (3)	491	513	Level 2
Convertible notes (3)	145	151	Level 2

(1)	The amortized cost of our investments as of March 31, 2020, was $59 million.

(2)	Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.

(3)	Fair value and carrying value exclude unamortized debt issuance costs.

	As of December 31, 2019
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$278	$263	Level 3
Commercial receivables	906	896	Level 3
Investments (1)	75	75	Level 3
Securitization residual assets (2)	122	122	Level 3
Liabilities
Credit facilities (3)	$31	$31	Level 3
Non-recourse debt (3)	739	716	Level 3
Senior unsecured notes	540	520	Level 2
Convertible notes (3)	185	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2019, was $74 million.

(2)	Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.
(3)    Fair value and carrying value exclude unamortized debt issuance costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balance, beginning of period	$75	$170
Purchases of investments	16	7
Payments on investments	(1)	(1)
Sale of investments	(33)	—
Realized gains on investments recorded in gain on sale of receivables and investments	3	—
Unrealized gains (losses) on investments recorded in OCI	3	2
Balance, end of period	$63	$178

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2020	$—	$8	$—	$0.4
December 31, 2019	25	8	0.4	0.7
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of March 31, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our investments as of March 31, 2020 and December 31, 2019 were 3.7% and 4.4%, respectively.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2020	2019
	(in millions)
Balance, beginning of period	$122	$71
Accretion of securitization residual assets	1	1
Additions to securitization residual assets	12	6
Collections of securitization residual assets	(1)	(1)
Sales of securitization residual assets	(21)	—
Unrealized gains (losses) on securitization residual assets recorded in AOCI	5	—
Balance, end of period	$118	$77

In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 2% to 7% based upon transactions involving similar assets as of March 31, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our securitization residual assets as of March 31, 2020 and December 31, 2019 were 4.2% and 4.4%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.

Concentration of Credit Risk
Government and commercial receivables, real estate leases, and debt investments consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various sustainable infrastructure projects and do not, in our view, represent a significant concentration of credit risk. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2020	December 31, 2019
	(in millions)
Cash deposits	$173	$6
Restricted cash deposits (included in other assets)	27	101
Total cash deposits	$200	$107
Amount of cash deposits in excess of amounts federally insured	$199	$105

4.	Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during both the three months ended March 31, 2020 and 2019.
We have also granted to members of our leadership team and directors LTIP Units pursuant to the 2013 plan. These LTIP Units are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the "OP Agreement") provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11.

5.	Securitization of Financial Assets
The following summarizes certain transactions with our securitization trusts:

	As of and for the three months ended March 31,
	2020	2019
	(in millions)
Gains on securitizations	$5	$7
Cost of financial assets securitized	48	302
Proceeds from securitizations	53	309
Residual and servicing assets	122	78
Cash received from residual and servicing assets	1	1

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over base rates. Depending on the nature of the transaction risks, the discount rate ranged from 3% to 7%, and contemplates our estimate of prepayments.
As of both March 31, 2020 and December 31, 2019, our managed assets totaled $6.2 billion of which $4.1 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2020 or 2019. As of March 31, 2020, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. Based on the nature of the assets and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the assets sold.

6.	Our Portfolio
As of March 31, 2020, our Portfolio included approximately $2.1 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects. Our analysis of our Portfolio has historically been analyzed by type of obligor categorized as either government or commercial obligors and whether those obligors are investment grade or non-investment grade. In conjunction with the adoption of Topic 326, we re-evaluated our reporting for this disclosure and have modified our credit quality disclosure to provide more detail of how the assets in our Portfolio are performing. Additionally, as discussed in Note 2, we have adopted Topic 326 which requires the establishment of an allowance at origination for our receivables expected over the life of the asset rather than at the time it is probable that a loss has been incurred. These allowances are reflected in our disclosures below and are not necessarily an indication that an actual loss has been incurred.
We determine our expectation of credit losses related to our investments by evaluating a number of qualitative and quantitative factors including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, when deriving our reasonable and supportable forecasts we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2020, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)		3 (3)		Total
	(dollars in millions)
Receivable vintage	Government	Commercial	Government	Commercial	Government	Commercial
2020	$—	$61	$—	$—	$—	$—	$61
2019	2	447	—	—	—	—	449
2018	—	268	—	—	—	—	268
2017	39	5	—	—	—	—	44
2016	70	61	—	—	—	—	131
2015	92	1	—	—	—	—	93
Prior to 2015	56	48	—	—	—	8	112
Total receivables	259	891	—	—	—	8	1,158
Less: Allowance for loss on receivables	—	(18)	—	—	—	(8)	(26)
Net receivables (4)	259	873	—	—	—	—	1,132
Investments	35	28	—	—	—	—	63
Real estate	—	361	—	—	—	—	361
Equity method investments (5)	—	559	—	23	—	—	582
Total	$294	$1,821	$—	$23	$—	$—	$2,138
Percent of Portfolio	14%	85%	—%	1%	—%	—%	100%
Average remaining balance (6)	$7	$13	$—	$12	$—	$4	$12

(1)	This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.

(2)	This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.

(3)
This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of March 31, 2020 which we consider impaired and have held on non-accrual status since 2017. We recorded an allowance for the entire asset amounts as described in our 2019 Form 10-K. We expect to continue to pursue our legal claims with regards to these assets.

(4)	Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets

(5)	Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.

(6)
Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 130 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $47 million.

Receivables
We adopted Topic 326 during the three months ended March 31, 2020 which requires us to recognize a provision for loss on receivables expected over the life of the receivable rather than only recording an allowance when it is probable a loss has been incurred. As of December 31, 2019, we had an allowance for loss on receivables on specific assets of $8 million discussed above with a Performance Rating of 3. At adoption on January 1, 2020, we recorded an additional pre-tax allowance for loss on receivables of $17 million which reflects our estimated loss as of that date. Quarterly, we will update that expected loss to reflect both the expected loss on newly originated receivables and any changes in the expected loss on existing receivables. As of March 31, 2020, we increased that allowance on our receivables by $1 million, primarily as a result of the potential impact of the COVID-19 pandemic on our commercial receivables.

Below is a summary of the carrying value and allowance by type of receivable or "Portfolio Segment", as defined by Topic 326, as of March 31, 2020 and January 1, 2020:

	March 31, 2020		January 1, 2020
	Carrying Value	Allowance	Carrying Value	Allowance
	(in millions)
Government (1)	$259	$—	$270	$—
Commercial (2)	899	26	892	25
Total	$1,158	$26	$1,162	$25

(1)
As of March 31, 2020, our government receivables include $150 million of U.S. federal government transactions and $109 million of transactions where the ultimate obligors are state or local governments.

Risk characteristics of our government receivables include the energy savings or the power output of the projects and the ability of the government obligor to generate revenue for debt service, via taxation or other means. Transactions may have guarantees of energy savings or other performance support from third-party service providers, which typically are entities, directly or whose ultimate parent entity is, rated investment grade by an independent rating agency. All of our government receivables are included in Performance Rating 1 in the Portfolio Performance table above. Our allowance for government receivables is primarily calculated by using PD/LGD methods as discussed in Note 2. Our expectation of credit losses for these receivables is immaterial given the high credit-quality of the obligors.

(2)
This category of assets includes $453 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $367 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $25 million. This total also includes $88 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.

Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded an $18 million allowance on these $891 million in assets as a result of lower probability assumptions utilized in our Allowance methodology.
The following table reconciles our allowance for loss on receivables by type of receivable:

	Government	Commercial
	(in millions)
Beginning Balance - January 1, 2020	$—	$25
Provision for loss on receivables	—	1
Ending balance - March 31, 2020	$—	$26

Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,158	$5	$168	$308	$677
Weighted average yield by period	8.0%	7.6%	7.0%	8.9%	7.6%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of March 31, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$63	$—	$—	$—	$63
Weighted average yield by period	4.3%	—%	—%	—%	4.3%

We had no investments that were impaired or on non-accrual status as of March 31, 2020 or December 31, 2019, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(12)	(11)
Real estate	$361	$362

As of March 31, 2020, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2020 to December 31, 2020	$2	$17
2021	3	22
2022	3	22
2023	3	23
2024	3	24
2025	3	24
Thereafter	76	741
Total	$93	$873

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of March 31, 2020, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
March 2020	University of Iowa Energy Collaborative Holdings LLC	$115
Various	2007 Vento I, LLC	79
December 2015	Buckeye Wind Energy Class B Holdings, LLC	70
Various	Vivint Solar Asset 1 Class B, LLC	61
Various	Vivint Solar Asset 2 Class B, LLC	49
October 2016	Invenergy Gunsight Mountain Holdings, LLC	36
December 2018	3D Engie, LLC	30
Various	2019 K102 Investor LLC	29
Various	Other investees	113
	Total equity method investments	$582

Based on an evaluation of our equity method investments, we determined that no OTTI had occurred as of March 31, 2020 or December 31, 2019.

7.	Credit facilities
Senior credit facilities
We have two senior revolving credit facilities (our "Senior Credit Facilities"), a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a senior secured revolving limited-recourse credit facility with a maximum outstanding principal amount of $250 million and the Approval-Based Facility is a senior secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Senior Credit Facilities as of March 31, 2020:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$11	$142
Value of collateral pledged to credit facility	30	203
Weighted average short-term borrowing rate	2.4%	2.9%

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
Inclusion of any financings of the Company in the borrowing base as collateral under the Rep-Based Facility will be subject to the Company making certain agreed upon representations and warranties. We have provided a limited guarantee covering the accuracy of the representations and warranties, and the repayment by the borrowers of certain amounts relating to any such financing is the exclusive remedy with respect to any breach of such representations and warranties under the Rep-Based Facility. Inclusion of any financings of the Company in the borrowing base as collateral under the Approval-Based Facility will be subject to the approval of a super-majority of the lenders, and we have provided a guarantee of the Approval-Based Facility.
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of March 31, 2020 are as follows:

Future minimum maturities
(in millions)
April 1, 2020 to December 31, 2020	$—
2021	8
2022	8
2023	15
Total	$31

We have approximately $6 million of remaining unamortized costs associated with the credit facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the credit facilities. Administrative fees are payable annually to the administrative agent under each of the Loan Agreements and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Loan Agreement over the actual amount borrowed under the Rep-Based Facility.
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2020.
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

8.	Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of						Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2020	December 31, 2019	Interest Rate			Maturity Date		March 31, 2020	December 31, 2019	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$84	$85	4.28%			October 2034	$—	$134	$126	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%			October 2034	—	134	126	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement (1)	—	61	4.12%			January 2023	—	—	120	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	25	28	5.51%	(2)		December 2023	—	70	73	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Trust 2016-2	73	72	4.35%			April 2037	—	76	76	Receivables
HASI ECON 101 Trust	129	129	3.57%			May 2041	—	136	135	Receivables and investments
HASI SYB Trust 2017-1	154	155	3.86%			March 2042	—	206	206	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	96	96	3.68%		53,690	January 2047		106	106	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	74	77	3.15% - 7.23%			2022 to 2032	18	74	77	Receivables
Debt issuance costs	(15)	(16)
Non-recourse debt (4)	$633	$700

(1)	This loan was prepaid in January 2020.

(2)	Interest rate represents the current period’s LIBOR based rate plus the spread. We have hedged the LIBOR rate exposure for the HASI SYB Loan Agreement 2015-2 using interest rate swaps fixed at 2.55%.

(3)
Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.

(4)
The total collateral pledged against our non-recourse debt was $802 million and $921 million as of March 31, 2020 and December 31, 2019, respectively. In addition, $27 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of March 31, 2020 and December 31, 2019, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of March 31, 2020 and December 31, 2019.
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

The stated minimum maturities of non-recourse debt as of March 31, 2020, were as follows:

Future minimum maturities
(in millions)
April 1, 2020 to December 31, 2020	$23
2021	25
2022	27
2023	54
2024	34
2025	31
Thereafter	454
Total minimum maturities	$648
Deferred financing costs, net	(15)
Total non-recourse debt	$633

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
Senior Unsecured Notes
In July 2019, we issued $350 million aggregate principal amount ($344 million net of issuance costs) of 5.25% senior unsecured notes due July 15, 2024 ("2024 Notes"). In September 2019, we issued an additional $150 million aggregate principal amount 2024 Notes for total proceeds of $157 million ($155 million net of issuance costs) at an effective yield to maturity of 4.13%. The 2024 Notes were issued jointly by certain of our TRSs and are guaranteed by the Company and certain other subsidiaries. The 2024 Notes require interest payments semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2020. The proceeds of the 2024 Notes are intended to be used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The 2024 Notes are unsecured, are subject to covenants may which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the 2024 Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of March 31, 2020. The 2024 Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity.
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

The following table presents a summary of the components of the 2024 Notes:

	March 31, 2020	December 31, 2019
	(in millions)
Principal	$500	$500
Accrued interest	6	13
Unamortized premium	7	7
Less: Unamortized financing costs	(8)	(8)
Carrying value of 2024 Notes	$505	$512

We recorded approximately $7 million in interest expense related to the 2024 Notes in the three months ended March 31, 2020.
Subsequent to March 31, 2020, we issued $400 million principal amount of senior unsecured notes maturing in 2025, which bear interest at a rate of 6.00%. We intend to utilize the net proceeds of this offering to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions. Prior to the full investment of such net proceeds, we intend to apply the net proceeds to repay a portion of the outstanding revolving borrowings under our Senior Credit Facilities and, for any net proceeds from this offering not used to repay the Senior Credit Facilities, we intend to invest such net proceeds in interest-bearing accounts and short-term, interest-bearing securities. Proceeds used to repay Senior Credit Facilities may be re-borrowed.
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. Our board of directors approved a dividend of $0.34 payable to stockholders of record on April 2, 2020, which results in a conversion rate after that date of 36.7550 for each $1,000 principal amount of convertible notes with a conversion price of $27.21. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder.
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
The following table presents a summary of the components of the convertible notes:

	March 31, 2020	December 31, 2019
	(in millions)
Principal	$150	$150
Accrued interest	1	2
Less: Unamortized financing costs	(3)	(3)
Carrying value of convertible notes	$148	$149

We recorded approximately $2 million in interest expense related to the convertible notes in the three months ended March 31, 2020 and 2019.

9.	Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of March 31, 2020, there have been no such actions resulting in claims against the Company.
During the quarter ended March 31, 2020, we made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2021. As of March 31, 2020, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with the other joint venture partner where pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of March 31, 2020, we have not recorded any contingencies on our balance sheet related to COVID-19. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax expense of approximately $2 million for the three months ended March 31, 2020, compared to a $2 million income tax benefit in the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, our income tax benefit/expense was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2020 and 3% for 2019.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2019 and 2020:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2019	4/3/2019		4/11/2019	0.335
6/6/2019	7/5/2019		7/12/2019	0.335
9/12/2019	10/3/2019		10/10/2019	0.335
12/13/2019	12/26/2019	(1)	1/10/2020	0.335
2/20/2020	4/2/2020		4/10/2020	0.340

(1)	This dividend was treated as a distribution in 2020 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock between January 1, 2019 and March 31, 2020:

Date		Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (2)
			(amounts in millions, except per share amounts)
1/3/2019	(1)	Public Offering	0.465	21.60	(3)	9
1/23/2019 to 3/21/2019		ATM	1.603	23.39	(4)	37
5/7/2019 to 6/7/2019		ATM	1.926	26.33	(4)	50
12/12/2019		ATM	1.405	30.00	(4)	42
2/27/2020 to 3/27/2020		ATM	4.500	25.84	(4)	115

(1)	These are shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.

(2)	Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

(3)	Represents the price per share at which the underwriters in our public offerings purchased our shares.

(4)	Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2020 to 2024 subject to service, performance and market conditions. During the three months ended March 31, 2020, our board of directors awarded employees and directors 212,883 shares of restricted stock, restricted stock units and LTIP Units that vest from 2020 to 2024. As of March 31, 2020, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 for background on the LTIP Units.
For the three months ended March 31, 2020 and 2019, we recorded $4 million of equity-based compensation expenses. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $16 million as of March 31, 2020. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,493	23.99	3.6
Vested	(781,218)	18.91	(14.8)
Forfeited	(5,789)	20.62	(0.1)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	189,541	33.01	6.2
Vested	(480,213)	18.57	(8.9)
Forfeited	—	—	—
Ending Balance — March 31, 2020	459,570	$27.00	$12.4

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	(1,380)	21.68	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(433,864)	18.99	(8.2)
Forfeited	—	—	—
Ending Balance — March 31, 2020	241,988	$21.81	$5.3

(1)
As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	209,330	25.84	5.4
Vested	(8,020)	25.82	(0.2)
Forfeited	—	—	—
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2020	201,310	$25.84	$5.2

(1)	See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2020	180,500	$26.70	$4.8

(1)
See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

12.Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the computation of earnings per share pursuant to the two-class method. Our convertible notes and certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
Numerator:	2020	2019
	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$24.3	$13.6
Less: Dividends on participating securities	(0.3)	(0.3)
Undistributed earnings attributable to participating securities	—	—
Net income (loss) attributable to controlling stockholders — basic	24.0	13.3
Add: Interest expense associated with convertible debt	1.8	—
Net income (loss) attributable to controlling stockholders — dilutive	$25.8	$13.3

Denominator:
Weighted-average number of common shares — basic	67,172,104	61,748,906
Weighted-average number of common shares — diluted	73,140,922	62,365,271
Basic earnings per common share	$0.36	$0.22
Diluted earnings per common share	$0.35	$0.21

Securities being allocated a portion of earnings:
Weighted-average number of OP units	281,903	281,289
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	660,880	983,655
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	660,880	983,655
Restricted stock units	241,988	437,640
LTIP Units with market-based vesting conditions	180,500	—
Potential shares of common stock related to convertible notes	5,510,499	5,506,605

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects. We recognized income from our equity method investments of $17 million during the three months ended March 31, 2020 as compared to income of $5 million during the three months ended March 31, 2019. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings, LLC	Vivint Solar Asset 2 Class B, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2019
Current assets	$213	$46	$210	$469
Total assets	1,330	183	2,604	4,117
Current liabilities	143	1	162	306
Total liabilities	1,008	81	764	1,853
Members' equity	322	102	1,840	2,264
As of December 31, 2018
Current assets	103	—	97	200
Total assets	972	—	2,164	3,136
Current liabilities	85	—	52	137
Total liabilities	745	—	314	1,059
Members' equity	226	—	1,851	2,077
Income Statement
For the twelve months ended December 31, 2019
Revenue	102	2	153	257
Income from continuing operations	(16)	(1)	(47)	(64)
Net income	(16)	(1)	(47)	(64)
For the twelve months ended December 31, 2018
Revenue	25	—	151	176
Income from continuing operations	(18)	—	(24)	(42)
Net income	(18)	—	(24)	(42)
(1)     Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and “HASI” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” Our business is focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019, (collectively, our “2019 Form 10-K”) that was filed with the SEC.
Our Business
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

We prefer investments that use proven technology and that often have contractually committed agreements with an investment-grade rated off-taker or counterparties. In the case of BTM, the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights. In the case of GC, the off-taker or counterparty may be a utility or electric user who has entered into a contractually committed agreement, such as a power purchase agreement (“PPA”), to purchase power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life.
We completed approximately $186 million of transactions during the three months ended March 31, 2020, compared to approximately $319 million during the same periods in 2019. As of March 31, 2020, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2020, our Portfolio consisted of over 180 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2020, we managed approximately $4.1 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2020, we manage approximately $6.2 billion of assets which we refer to as our "Managed Assets".

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
Our equity investments in renewable energy and energy efficiency projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, over 31,000 acres of land that are leased under long-term agreements to over 60 renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
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
We have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments using non-recourse or recourse debt and equity. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. We have worked to expand our liquidity and access to the debt and bank loan markets and in April 2020 completed our latest issuance of senior unsecured notes.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2020, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 54% is related to BTM assets and 28% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount®, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. Refer to Environmental Metrics below for a discussion of the carbon emissions avoided as a result of our investments. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act.

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, changes in climate, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, the impacts of climate change, and the impact of the novel coronavirus (COVID-19). We provide a summary of the factors impacting our operating results in our 2019 Form 10-K under MD&A – Factors Impacting our Operating Results as well as information on COVID-19 below.
Impact of COVID-19
The current outbreak of the novel coronavirus (COVID-19) is having an ongoing impact on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets.
Most states, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed (including California and New York), have also reacted by instituting quarantines, restrictions on travel, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
We took action on March 10, 2020 to close our office and move to a remote workforce to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce and in the community. We took this action early as we recognized the seriousness of the situation and wanted to protect our employees and the members of the communities in which they live and work. We have spent significant time and resources over the last several years to update our IT infrastructure and our use of the cloud to allow us to take this action. On April 8, 2020, we announced donations totaling $150,000 to several Maryland charities who are providing services during the pandemic. Renewable energy projects are generally being treated as essential operations or essential businesses under federal, state and local government mandates and thus continue to operate.
We have taken certain actions to increase liquidity during and subsequent to the quarter, including issuing $150 million in common stock and issuing $400 million of senior unsecured notes. We believe these actions give us ample liquidity to continue to operate our business and make investments in green projects as opportunities present themselves. See the Notes 7 and 8 to our financial statements and Liquidity and Capital Resources in this Form 10-Q for further discussion of our liquidity.
Our financial results for the first quarter of 2020 were not adversely impacted by COVID-19 to a material degree. We increased our provision for loan losses by approximately $1 million as a result of anticipated impacts of the COVID-19 pandemic. We currently have no material loan delinquencies. We believe that the cost-savings attributes of the projects in which we invest provide incentive to borrowers and other obligors to continue to make their contractual payments.
The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. We expect to review and adjust our efforts as the circumstances and impacts of the pandemic develop and respond to the shifting business and financial landscape and heightened volatility in, among other things, financial markets as well as the general economy and the various federal, state and local guidelines on business operations. See the Risk Factors section of this Form 10-Q for additional discuss of certain potential risks to our business arising from COVID-19.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation and Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio, and Securitization of Receivables. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2019 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $2.1 billion as of March 31, 2020 and included approximately $1.3 billion of BTM assets and approximately $0.8 billion of GC assets. Approximately 56% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments on our balance sheet. Approximately 26% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 18% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of approximately 180 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 15 years as of March 31, 2020.
Our Portfolio included the following as of March 31, 2020:

•	Equity investments in either preferred or common structures in unconsolidated entities;

•	Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;

•	Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and

•	Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2020:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$239	2020 to 2045
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	102	2020 to 2056
Fixed-rate receivables, interest rates greater than 6.50% per annum	817	2020 to 2069
Receivables	1,158
Allowance for loss on receivables	(26)
Receivables, net of allowance	1,132
Fixed-rate investments, interest rates less than 5.00% per annum	43	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	20	2030 to 2051
Total receivables and investments	$1,195

The table below presents, for the debt investments and real estate related holdings of our Portfolio and the related interest-bearing liabilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in total revenue and thus we have excluded the income and related interest expense for our equity method investments from this analysis. Our net investment margin represents the difference between the interest and rental income generated by our Portfolio and the interest expense, divided by the average balance of those assets.

	Three Months Ended March 31,
	2020	2019
	(dollars in millions)
Interest income, receivables	$23	$16
Average monthly balance of receivables	1,150	904
Average interest rate of receivables	7.9%	6.9%
Interest income, investments	1	2
Average monthly balance of investments	73	172
Average interest rate of investments	4.4%	4.4%
Rental income	6	6
Average monthly balance of real estate	362	365
Average yield on real estate	7.2%	7.1%
Average monthly balance of receivables, investments, and real estate	1,585	1,441
Average yield from receivables, investments, and real estate	7.6%	6.6%
Interest expense (1)	16	13
Average monthly balance of debt (1)	1,314	1,137
Average interest rate of debt (1)	4.9%	4.5%
Average interest spread (1)	2.7%	2.1%
Net investment margin (1)	3.5%	3.1%

(1)	Excludes amounts related to the non-recourse debt used to finance the equity method investments because our earnings from these assets are not included in total revenue.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2020:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$1,132	$93	$188	$272	$579
Investments	63	5	4	12	42
See Note 6 to our financial statements in this Form 10-Q for information on:

•	the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2020,

•	the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2020,

•	the Performance Ratings of our Portfolio, and

•	the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2055.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$24	$18	$6	33%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	5	7	(2)	(29)%
Fee income	6	2	4	200%
Total revenue	41	33	8	24%
Expenses
Interest expense	18	15	3	20%
Provision for loss on receivables	1	—	1	NM
Compensation and benefits	9	8	1	13%
General and administrative	3	3	—	—%
Total expenses	31	26	5	19%
Income before equity method investments	10	7	3	43%
Income (loss) from equity method investments	16	5	11	220%
Income (loss) before income taxes	26	12	14	117%
Income tax (expense) benefit	(2)	2	(4)	(200)%
Net income (loss)	$24	$14	$10	71%
NM—Percentage change is not meaningful.

•
Net income increased by $10 million primarily due an increase in equity method investments of $11 million. An increase of $8 million in total revenue was offset by $5 million increase in total expenses and a $4 million increase in income tax (expense) benefit. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.

•
Total revenue increased by $8 million due to a $6 million increase in interest income resulting from higher yielding assets in the portfolio and a higher average balance. There was a $2 million increase in gain on sale and fee income primarily from additional advisory fees.

•
Interest expense increased by $3 million primarily due to higher average outstanding borrowings and higher cost of debt. We recorded a $1 million provision for loss on receivables in the current quarter primarily due to the impact of the COVID-19 pandemic on the expected cash flows of certain of our investments.

•	Compensation and benefit expense increased by $1 million as a result of an increase in our employee headcount.

•	Income from equity method investments increased by $11 million, primarily due to the realization of tax attributes by our co-investors which increased our HLBV allocation of earnings.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) core earnings, (2) core net investment income, and (3) managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.
Core Earnings
We calculate core earnings as GAAP net income (loss) excluding non-cash equity compensation expense, certain provisions for loss on receivable, amortization of intangibles, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. In the future, core earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
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
The cash distributions for those equity method investments where there is an unequal allocation of tax attributes are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating core earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this core equity method investment adjustment to our GAAP net income (loss) in calculating our core earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns.
The following table provides results related to our equity method investments for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,
	2020	2019
	(in millions)
Income under GAAP	$17	$5

Core earnings	$16	$10
Return of capital	60	17
Cash collected	76	27
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
We adopted Topic 326 on January 1, 2020 which requires us to recognize a provision for loss on receivables expected over the life of a receivable rather than probable incurred losses. See Note 2 and Note 6 to our financial statements in this Form 10-Q for a discussion of the adoption of Topic 326 and its impact. We provide below core earnings which reflects the Topic 326 provision. To provide comparable metrics to periods prior to the adoption of Topic 326, we have also provided core earnings which adds back the Topic 326 provision for loss on receivables. We believe that providing a comparable metric to prior periods allows users of the financial statements to understand the impact this new accounting standard will have on our results of operations.
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$24,308	$0.35	$13,647	$0.21
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(16,588)		(4,506)
Add back core equity method investments earnings	16,085		9,604
Non-cash equity-based compensation charges	3,548		3,578
Amortization of intangibles	822		816
Non-cash provision (benefit) for income taxes	1,923		(2,266)
Current year earnings attributable to non-controlling interest	102		61
Core earnings (Including Topic 326 provision) (2)	$30,200	$0.43	$20,934	$0.33
Add back provision for loss on receivables under Topic 326 (3)	648		—
Core earnings (pre-Topic 326 provision) (2)	$30,848	$0.44	$20,934	$0.33

(1)	This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.

(2)
Core earnings per share are based on 69,597,038 shares and for the three months ended March 31, 2020 and 63,706,102 shares for the three months ended March 31, 2019, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest.

(3)	As discussed above, to provide a comparable metric to prior year metrics we are adding back the provision for loss on receivables recognized under Topic 326 in the year of adoption.
Core net investment income
We have a portfolio of investments in climate change solutions which we finance using a combination of debt and equity. We calculate core net investment income by adjusting GAAP net investment income for those core earnings adjustments described above which impact investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our portfolio after the associated interest cost of debt financing. Our management also uses core net investment income in this way. Our non-GAAP core net investment income measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP net investment income to our core net investment income:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest income	$23,889	$17,654
Rental income	6,470	6,476
GAAP investment revenue	30,359	24,130
Interest expense	18,135	15,430
GAAP net investment income	12,224	8,700
Core equity method earnings adjustment	16,085	9,604
Amortization of real estate intangibles	772	766
Core net investment income	$29,081	$19,070
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
The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	March 31, 2020	December 31, 2019
	(dollars in millions)
Equity method investments	$582	$499
Government receivables	259	263
Commercial receivables, net of allowance	873	896
Real estate	361	362
Investments	63	75
Assets held in securitization trusts	4,077	4,101
Managed Assets	$6,215	$6,196
Losses on receivables as a percentage of assets under management (1)	0.0%	0.0%

(1)	Losses include either receivables written off or specifically identified as where we have substantial doubt on our ability to recover our investment
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

Our Portfolio totaled approximately $2.1 billion as of March 31, 2020. Unlevered portfolio yield was 7.7% and 7.6% as of March 31, 2020 and December 31, 2019, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2020.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended March 31, 2020, will reduce annual carbon emissions by approximately 35,000 metric tons, equating to a CarbonCount® of 0.19. We estimate that our investments made since 2013 have cumulatively reduced annual carbon emissions by over 3 million metric tons.
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
We believe we have substantial liquidity as of March 31, 2020, with unrestricted cash balances of $173 million compared to $6 million as of December 31, 2019. We have been able to successfully access the equity markets, raising approximately $115 million under our "at-the-market" equity distribution program (our "ATM program") during the quarter ended March 31, 2020. Subsequent to quarter end, we issued $400 million principal amount of senior unsecured notes, maturing in 2025 and bearing interest at 6.00% to further enhance our liquidity position and raised $35 million under the ATM program through April 2020. We have no material maturities of non-amortizing recourse debt until 2022.
We have two senior secured revolving credit facilities (“Rep-Based Facility” and “Approval-Based Facility”) with several lenders with a combined maximum commitment of $450 million. For additional information on our credit facilities, see Note 7 to our financial statements in this Form 10-Q. As of March 31, 2020, we had approximately $633 million of non-recourse borrowings. We have $500 million of senior unsecured notes and $150 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies, including a transaction that closed in late March. As of March 31, 2020, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $4.1 billion.
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
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements, public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage the Portfolio diversification.
The decision on how we finance specific assets or groups of assets is largely driven by risk and portfolio and financial management considerations, including the potential for gain on sale or fee income, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. During periods of market disruptions, certain sources of financing may be more readily accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financing arrangements.
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.4 to 1 as of March 31, 2020, below our leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 89% as of March 31, 2020, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	March 31, 2020	% of Total	December 31, 2019	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$153	11%	$33	2%
Fixed-rate debt	1,286	89%	1,360	98%
Total debt (1)	$1,439	100%	$1,393	100%
Equity	$1,037		$940
Leverage	1.4 to 1		1.5 to 1

(1)
Floating-rate borrowings include borrowings under our floating-rate credit facilities, and approximately $2 million of non-recourse debt with floating rate exposure as of December 31, 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.

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
Sources and Uses of Cash
We had approximately $200 million and $107 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2020 and December 31, 2019, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $12 million for the three months ended March 31, 2020, driven primarily by net income of $24 million, offset by adjustments for non-cash and other items of $12 million. The non-cash and other adjustments consisted of increases of $1 million related to provision for loss on receivables, $9 million related to equity method investments, $1 million of depreciation and amortization, $2 million of amortization of deferred financing costs, and $4 million related to equity-based compensation. These were offset by $5 million related to gains on securitizations and $24 million related to changes in accounts payable and accrued expenses and other items.
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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $45 million for the three months ended March 31, 2020. We made $45 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $1 million, and made $141 million of equity method investments. We collected $50 million from equity method investments representing the return of capital determined under GAAP, $39 million from receivables and fixed rate debt-securities, $51 million from the sales of financial assets, and received $2 million from escrow accounts and other items.

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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $128 million for the three months ended March 31, 2020. We borrowed $126 million from our credit facilities, had non-recourse debt borrowings of $16 million, and received $115 million of net proceeds from issuances of common stock. We made $83 million of principal payments on non-recourse debt, $4 million of principal payments on credit facilities, paid $16 million for withholding requirements as a result of the vesting of employee shares and paid $26 million of dividends, distributions and other items.
Net cash provided by financing activities was approximately $17 million for the three months ended March 31, 2019. We had non-recourse debt borrowings of $14 million, borrowings from our credit facilities of $27 million, and received $46 million of net proceeds from the issuance of common stock. We made $35 million of principal payments on non-recourse debt, $2 million of principal payments on credit facilities, and $6 million of payments on deferred funding obligations. We paid $6 million to repurchase shares related to withholding requirements as a result of employee share vestings and paid $21 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $122 million as of March 31, 2020, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements in this Form 10-Q.
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
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including, the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRSs distributed to the REIT. See Note 10 to our financial statements in our Form 10-K regarding the amount of our distributions that have been taxed as ordinary income to our stockholders.
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
The dividends declared in 2019 and 2020 are described under Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2020, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of March 31, 2020, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties and project companies, market interest rates, the liquidity of our assets, commodity prices, and environmental factors. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock. Many of these risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic its impact on such risks remains uncertain and difficult to predict.
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
We utilize a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our financial statements in this Form 10-Q.
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
Our credit facilities are variable rate lines of credit with approximately $153 million outstanding as of March 31, 2020. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $153 million in variable rate borrowings by $0.2 million. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in this Form 10-Q.
Liquidity and Concentration Risk
The assets that comprise our asset portfolio are not and are not expected to be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Certain of the projects in which we invest have one obligor and thus we are subject to concentration risk for these investments and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas, which may make those assets or the related collateral more susceptible to natural disasters or other regional events. See also “Credit Risks” discussed above.
Commodity Price Risk
When we make equity or debt investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our GC projects as opposed to BTM projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as low natural gas prices continue or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments.
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
Environmental Risks
Our business is impacted by the effects of climate change and various related regulatory responses. We discuss the risks and opportunities associated with the impacts of climate change in our Form 10-K Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations. This discussion outlines potential qualitative impacts to our business, quantitative illustrations of sensitivity as well as our strategy and resilience to these risks and opportunities.
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions amounting to approximately $19 million (net of recoveries) on the approximately $7 billion of transactions we originated since 2012, which represents an aggregate loss of less than 0.3% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2020, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2020, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
Except as updated below, there were no material changes from the risk factors disclosed in Item 1A. “Risk Factors” of our 2019 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
The current outbreak and spread of the COVID-19 outbreak has disrupted, and is likely to further cause severe disruptions in, the U.S. and global economies and financial markets and create widespread business continuity and viability issues.
In recent years the outbreaks of a number of diseases, including Avian Bird Flu, H1N1, and various other “super bugs,” have increased the risk of a pandemic. In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States and in regions where we have our executive offices and principal operations, and in regions where our projects and other investments are located or where they are managed. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. Since March 13, 2020, there have been a number of federal, state and local government initiatives to manage the spread of the virus and its impact on the economy, financial markets and continuity of businesses of all sizes and industries.
The impact and duration of COVID-19 or another pandemic could have significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, among other things, quarantines and restrictions on travel.
Most states, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed (including California and New York), have also reacted by instituting quarantines, restrictions on travel, “shelter in place” or “stay at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Although, in certain cases, exceptions may be available for certain essential operations and businesses, and in other cases certain of these restrictions are beginning to be eased, there is no assurance that such exceptions or easing of restrictions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
We believe that our ability to operate and our level of business activity has been, and will in all likelihood continue to be, impacted by effects of COVID-19 and could in the future be impacted by another pandemic and that such impacts could adversely affect the profitability of our business, as well as the values of, and the cash flows from, the assets we own. For example, the effects of COVID-19 or another pandemic could adversely impact our financial condition and results of operations due to, among other factors:

•
interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel-to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability or the ability of our sustainable infrastructure projects and our ultimate off-taker or project users to make regular payments of principal, interest or project revenue (e.g., due to unemployment, underemployment, or reduced income or revenues) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our borrowing facilities or notes, affect our or our projects’ ability to meet liquidity, net worth, and leverage covenants under borrowing facilities or have a material adverse effect on the value of investments we hold or on our business, financial condition, results of operations and cash flows;

•
temporary or lasting changes involving the status, practices and procedures of our or our projects or our projects’ sponsors’ operations, including with respect to new originations of investments - to the extent we elect or are required to limit or be more selective in making new originations of investments, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows; moreover, some of our ultimate off-taker or project users’ operations, or our operations, the sustainable infrastructure markets or projects and our ultimate off-taker or project users have not been able to and others may not be able to function effectively because of, among other factors, disruptions in the normal operation of sustainable infrastructure markets or projects, any inability to access short-term or long-term financing, a disruption in the market for securitization transactions, or the inability to access these markets or execute securitization transactions due to negative impacts to our, our projects or our ultimate off-taker or project users financial condition or operating capabilities resulting from the COVID-19 pandemic; any or all of these impacts could result in reduced net investment income and cashflow, as well as an impairment of our investments which reductions and impairments could be material;

•
to the extent ultimate off-taker or other project users that have been negatively impacted by the COVID-19 pandemic do not timely remit payments of principal, interest or other payments (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program (which forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or -imposed program or under any such agreement or program we or our project sponsors may otherwise offer)), then the value of our investments will likely be impaired, potentially materially; moreover, to the extent any such pandemic impacts local, regional or national economic conditions, the value of a sustainable infrastructure project is likely to decline, which would likely negatively impact the value of our investments, potentially materially;

•
some of our sustainable infrastructure projects are being constructed and others are subject to ongoing maintenance; planned construction or maintenance of some of these projects have not been able to proceed on a timely basis or at all and others may be similarly affected as a result of being negatively impacted by the COVID-19 pandemic, including due to operating disruptions or government mandated moratoriums on construction, development or redevelopment or the inability to source the necessary construction personnel, equipment or parts; all of the foregoing factors would likely negatively impact the value of our investments, potentially materially;

•
the inability of our project sponsors to operate in affected areas, including the bankruptcy of one or more project sponsors or their suppliers, or inability of our internal resources to effectively manage our investments in certain of their activities or perform certain administration functions;

•
the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;

•
the inability of our or our investments’ counterparties to make or satisfy the conditions, covenants or representations and warranties in agreements they have entered into with us or our counterparties; and

•	our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.

The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, as well as the Risk Factors in the Form 10-K, such as those relating to changes in interest rates, declining demand for our projects due to declining costs of traditionally-sourced energy, the lack of liquidity of our assets and investments, changes in the fair value of our assets, negative market conditions, our dependence on third-party contractual arrangements, our dependence on the availability of capital, changes in credit ratings assigned to our assets, counterparties to repurchase transactions’ defaulting on their obligations and our investments’ subjectivity to delinquency, foreclosure and loss.
Our results could be adversely affected by counterparty credit risk.
The economic impact of COVID-19 and the associated volatility in the financial markets has triggered a period of economic slowdown or recession and could jeopardize the solvency and financial wherewithal of counterparties with whom we do business. In the event a counterparty to us or one of our sustainable infrastructure projects becomes insolvent or unable to make payments, we may fail to recover the full value of our investment or realize the value from the counterparty’s contract, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our, or one of our sustainable infrastructure projects’, counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2020, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2020. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1 - February 29, 2020	165,090	38.13	N/A	N/A
March 1 - March 31, 2020	267,653	36.14	N/A	N/A
No OP units held by our non-controlling interest holders were exchanged for shares of our common stock during the three months ended March 31, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Indenture, dated as of July 2, 2019, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024). (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on July 2, 2019)

4.5
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 6.00% Senior Notes due 2025). (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

10.1*	Amended and Restated Employment Agreement, dated April 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 11, 2020	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 11, 2020	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President