Form 10-Q
period 2020-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2020-08-07
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 74,460,942 shares of common stock, par value $0.01 per share, outstanding as of August 3, 2020 (which includes 367,390 shares of unvested restricted common stock).

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
Statements regarding the following subjects, among others, may be forward-looking:
•negative impacts from continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;
• our expected returns and performance of our investments;
•the state of government legislation, regulation and policies that support or enhance the economic feasibility of projects that reduce carbon emissions or increase resilience to climate change, which we refer to as climate change solutions, including energy efficiency and renewable energy projects and the general market demands for such projects;
•market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;
•our business and investment strategy;
•availability of opportunities to invest in climate change solutions including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;
•our relationships with originators, investors, market intermediaries and professional advisers;
•competition from other providers of capital;
•our or any other company’s projected operating results;
•actions and initiatives of the federal, state and local governments and changes to federal, state and local government policies, regulations, tax laws and rates and the execution and impact of these actions, initiatives and policies;
•the state of the U.S. economy generally or in specific geographic regions, states or municipalities, and economic trends;
•our ability to obtain and maintain financing arrangements on favorable terms, including securitizations;
•general volatility of the securities markets in which we participate;
•the credit quality of our assets;
- i -

•changes in the value of our assets, our portfolio of assets and our investment and underwriting process;
•the impact of weather conditions, natural disasters, accidents or equipment failures or other events that disrupt the operation of our investments or negatively impact the value of our assets;
•rates of default or decreased recovery rates on our assets;
•interest rate and maturity mismatches between our assets and any borrowings used to fund such assets;
•changes in interest rates and the market value of our assets and target assets;
•changes in commodity prices, including continued low natural gas prices;
•effects of hedging instruments on our assets or liabilities;
•the degree to which our hedging strategies may or may not protect us from risks, such as interest rate volatility;
•impact of and changes in accounting guidance;
•our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);
•availability of and our ability to attract and retain qualified personnel;
•estimates relating to our ability to generate sufficient cash in the future to operate our business and to make distributions to our stockholders; and
•our understanding of our competition.
The risks included here are not exhaustive. Forward-looking statements are based on beliefs, assumptions and expectations as of the date of this Form 10-Q. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise.

- ii -

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$541,825	$6,208
Equity method investments	556,450	498,631
Government receivables	255,757	263,175
Commercial receivables, net of allowance of $29 million and $8 million, respectively	843,223	896,432
Real estate	360,720	362,265
Investments	45,926	74,530
Securitization assets	139,793	123,979
Other assets	93,246	162,054
Total Assets	$2,836,940	$2,387,274
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$52,123	$54,351
Credit facilities	30,377	31,199
Non-recourse debt (secured by assets of $800 million and $921 million, respectively)	625,884	700,225
Senior unsecured notes	910,665	512,153
Convertible notes	149,927	149,434
Total Liabilities	1,768,976	1,447,362
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 73,318,552 and 66,338,120 shares issued and outstanding, respectively	733	663
Additional paid in capital	1,250,976	1,102,303
Accumulated deficit	(198,719)	(169,786)
Accumulated other comprehensive income (loss)	9,619	3,300
Non-controlling interest	5,355	3,432
Total Stockholders’ Equity	1,067,964	939,912
Total Liabilities and Stockholders’ Equity	$2,836,940	$2,387,274

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Interest income	$23,649	$17,294	$47,539	$34,949
Rental income	6,469	6,469	12,939	12,945
Gain on sale of receivables and investments	15,916	2,167	20,820	9,006
Fee income	2,561	5,338	8,130	7,511
Total revenue	48,595	31,268	89,428	64,411
Expenses
Interest expense	21,664	14,869	39,798	30,300
Provision for loss on receivables	2,523	—	3,171	—
Compensation and benefits	9,314	6,650	18,212	14,089
General and administrative	3,853	3,739	7,262	7,080
Total expenses	37,354	25,258	68,443	51,469
Income before equity method investments	11,241	6,010	20,985	12,942
Income (loss) from equity method investments	(590)	7,624	15,999	12,131
Income (loss) before income taxes	10,651	13,634	36,984	25,073
Income tax (expense) benefit	1,407	(839)	(515)	1,430
Net income (loss)	$12,058	$12,795	$36,469	$26,503
Net income (loss) attributable to non-controlling interest holders	50	55	152	117
Net income (loss) attributable to controlling stockholders	$12,008	$12,740	$36,317	$26,386
Basic earnings (loss) per common share	$0.16	$0.20	$0.51	$0.41
Diluted earnings (loss) per common share	$0.16	$0.19	$0.51	$0.41
Weighted average common shares outstanding—basic	72,914,145	63,772,549	70,043,125	62,766,318
Weighted average common shares outstanding—diluted	73,382,217	64,429,155	70,662,377	63,394,220
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$12,058	$12,795	$36,469	$26,503
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $(0.6) million and $(1.1) million for the three and six months ended 2020, and $0.4 million and $0.1 million for the three and six month periods ended 2019, respectively	3,953	4,597	11,407	6,596
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $1.8 million and $1.7 million for the three and six month periods ended 2020, respectively and $0.0 million in each of the three and six months ended 2019	(5,419)	(3,249)	(5,061)	(3,932)
Comprehensive income (loss)	10,592	14,143	42,815	29,167
Less: Comprehensive income (loss) attributable to non-controlling interest holders	42	61	179	128
Comprehensive income (loss) attributable to controlling stockholders	$10,550	$14,082	$42,636	$29,039

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2020	71,325	$713	$1,206,225	$(185,789)	$11,076	$4,330	$1,036,555
Net income (loss)	—	—	—	12,008	—	50	12,058
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	3,938	15	3,953
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(5,395)	(24)	(5,419)
Issued shares of common stock	1,938	20	44,171	—	—	—	44,191
Equity-based compensation	—	—	1,900	—	—	1,319	3,219
Issuance (repurchase) of vested equity-based compensation shares	56	—	(1,320)	—	—	—	(1,320)
Dividends and distributions	—	—	—	(24,938)	—	(335)	(25,273)
Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964

Balance at March 31, 2019	62,876	$629	$1,009,346	$(170,953)	$(375)	$3,414	$842,061
Net income (loss)	—	—	—	12,740	—	55	12,795
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	4,577	20	4,597
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(3,234)	(15)	(3,249)
Issued shares of common stock	1,926	19	50,352	—	—	—	50,371
Equity-based compensation	—	0	2,955	—	—	12	2,967
Issuance (repurchase) of vested equity-based compensation shares	111	1	(2,567)	—	—	—	(2,566)
Dividends and distributions	—	—	—	(22,004)	—	(228)	(22,232)
Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	36,317	—	152	36,469
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,358	49	11,407
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(5,039)	(22)	(5,061)
Issued shares of common stock	6,444	65	159,485	—	—	—	159,550
Equity-based compensation	—	—	6,481	—	—	2,258	8,739
Issuance (repurchase) of vested equity-based compensation shares	537	5	(17,293)	—	—	—	(17,288)
Dividends and distributions	—	—	—	(51,219)	—	(440)	(51,659)
Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964

Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)	—	—	—	26,386	—	117	26,503
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	6,567	29	6,596
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(3,915)	(17)	(3,932)
Issued shares of common stock	3,994	40	97,144	—	—	—	97,184
Equity-based compensation	—	—	6,550	—	—	29	6,579
Issuance (repurchase) of vested equity-based compensation shares	409	4	(8,992)	—	—	—	(8,988)
Dividends and distributions	—	—	—	(43,398)	—	(323)	(43,721)
Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$36,469	$26,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	3,171	—
Depreciation and amortization	1,790	1,793
Amortization of financing costs	3,466	3,359
Equity-based compensation	7,524	6,989
Equity method investments	18,643	3,874
Non-cash gain on securitization	(28,568)	(8,351)
Gain on sale of receivables and investments	8,654	—
Changes in accounts payable and accrued expenses	2,006	(6,443)
Other	(13,562)	(7,234)
Net cash provided by (used in) operating activities	39,593	20,490
Cash flows from investing activities
Equity method investments	(150,020)	(30,903)
Equity method investment distributions received	73,766	37,558
Purchases of and investments in receivables	(63,411)	(97,280)
Principal collections from receivables	60,031	36,130
Proceeds from sales of receivables	52,329	96,690
Purchases of investments	(17,571)	(14,916)
Principal collections from investments	1,697	4,010
Proceeds from sales of investments and securitization assets	58,035	61,659
Funding of escrow accounts	(6,563)	(26,340)
Withdrawal from escrow accounts	5,234	21,790
Other	421	1,756
Net cash provided by (used in) investing activities	13,948	90,154
Cash flows from financing activities
Proceeds from credit facilities	126,000	81,500
Principal payments on credit facilities	(126,795)	(130,501)
Proceeds from issuance of non-recourse debt	15,938	33,302
Principal payments on non-recourse debt	(90,960)	(103,121)
Proceeds from issuance of senior unsecured notes	400,000	—
Net proceeds of common stock issuances	158,950	96,669
Payments of dividends and distributions	(49,021)	(42,073)
Withholdings on employee share vesting	(17,283)	(8,945)
Other	(6,918)	(14,542)
Net cash provided by (used in) financing activities	409,911	(87,711)
Increase (decrease) in cash, cash equivalents, and restricted cash	463,452	22,933
Cash, cash equivalents, and restricted cash at beginning of period	106,586	59,353
Cash, cash equivalents, and restricted cash at end of period	$570,038	$82,286
Interest paid	$33,533	$27,973
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	—	(78,172)
Non-cash changes in receivables and investments (investing activity)	—	60,143
Non-cash changes in residual assets (investing activity)	(28,923)	(11,458)
Non-cash changes in escrow accounts (investing activity)	—	18,029
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2020

1.The Company
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
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as real estate ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through gain-on-sale securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and
•Investments in debt securities of renewable energy or energy efficiency projects.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six-month periods ended June 30, 2020 and 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Consolidation and Equity Method Investments
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain assets which are not consolidated in our financial statements as described below in Securitization of Financial Assets.
Since we have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our government and commercial receivables and investments on our balance sheet, we have concluded we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810.
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
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide guarantees of certain obligations of these VIEs. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements which contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from these equity method investments are classified as operating activities to the extent of cumulative HLBV earnings in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for certain of these investments to allow for the receipt of financial information.
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
Government and Commercial Receivables
Government and commercial receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower's option. We generally accrue this paid-in-kind ("PIK") interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
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
Prior to January 1, 2020, a receivable was also considered impaired as of the date when, based on current information and events, it was determined that it was probable that we would be unable to collect all amounts due in accordance with the original contracted terms. Many of our receivables are secured by energy efficiency and renewable energy infrastructure projects. Accordingly, we evaluated the extent and impact of any credit deterioration associated with the performance and value of the underlying project, as well as the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors. If a receivable was impaired, we determined if a specific allowance should be recorded and recorded such allowance if the present value of expected future cash flows discounted at the receivable’s contractual effective rate was less than its carrying value. This estimate of cash flows also considered the estimated fair market value of the collateral less estimated selling costs if repayment was expected from the collateral.
Beginning January 1, 2020, we determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance including discounted cash flow analysis and probability-of-default/loss given default ("PD/LGD") methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
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
The capitalized off-market lease values are amortized as an adjustment of rental income over the term used to value the intangible. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential income lost if the leases were not in place. The amortization of this intangible occurs over the initial term unless management believes that it is reasonably certain that the tenant would exercise the renewal option, in which case the amortization would extend through the renewal period. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.
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
Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Topic 326 which significantly changes how entities will recognize and measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 has replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as previously required. It also simplified the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and was to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Topic 326 became effective for us on January 1, 2020. As a result of the adoption of Topic 326, we recorded a cumulative-effect pre-tax adjustment to retained earnings as of January 1, 2020 of approximately $17 million in the process of establishing our allowance for our commercial receivables. The allowance for our government receivables recorded as of the adoption date of Topic 326 is not material. We did not have a material impact to the accounting for our available-for-sale securities portfolio.
Other accounting standards updates issued before August 7, 2020, and effective after June 30, 2020, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2020 and December 31, 2019, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.

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

	As of June 30, 2020
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$285	$256	Level 3
Commercial receivables	850	843	Level 3
Investments (1)	46	46	Level 3
Securitization residual assets (2)	135	135	Level 3
Liabilities
Credit facilities (3)	$30	$30	Level 3
Non-recourse debt (3)	700	640	Level 3
Senior unsecured notes (3)	955	923	Level 2
Convertible notes (3)	173	152	Level 2
(1)The amortized cost of our investments as of June 30, 2020, was $42 million.
(2)Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.
(3)Fair value and carrying value exclude unamortized financing costs.

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
(3) Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$63	$178	$75	$170
Purchases of investments	1	8	18	15
Principal payments on investments	(1)	(1)	(2)	(2)
Sale of investments	(19)	(65)	(53)	(65)
Realized gains on investments recorded in gain on sale of receivables and investments	2	—	5	—
Unrealized gains (losses) on investments recorded in OCI	—	4	3	6
Balance, end of period	$46	$124	$46	$124
The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2020	$—	$8	$—	$—
December 31, 2019	25	8	—	1
(1) Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of June 30, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our investments as of June 30, 2020 and December 31, 2019 were 3.0% and 4.4%, respectively.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$118	$77	$122	$71
Accretion of securitization residual assets	1	1	3	2
Additions to securitization residual assets	14	5	26	11
Collections of securitization residual assets	(3)	(4)	(4)	(5)
Sales of securitization residual assets	—	—	(21)	—
Unrealized gains (losses) on securitization residual assets recorded in AOCI	5	—	9	—
Balance, end of period	$135	$79	$135	$79
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of June 30, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our securitization residual assets as of June 30, 2020 and December 31, 2019 were 4.1% and 4.4%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2020	December 31, 2019
	(in millions)
Cash deposits	$542	$6
Restricted cash deposits (included in other assets)	28	101
Total cash deposits	$570	$107
Amount of cash deposits in excess of amounts federally insured	$569	$105
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the six months ended June 30, 2020 and 2019.
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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the six months ended June 30,
	2020	2019
	(in millions)
Gains on securitizations	$21	$9
Cost of financial assets securitized	110	506
Proceeds from securitizations	131	515
Residual and servicing assets	140	80
Cash received from residual and servicing assets	5	5
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over base rates. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 8%, and contemplates our estimate of prepayments.
As of both June 30, 2020 and December 31, 2019, our managed assets totaled $6.2 billion of which $4.1 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2020 or 2019. As of June 30, 2020, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due. The securitized assets generally consist of receivables from contracts for the installation of energy efficiency and other technologies in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. In addition, we may securitize assets where the underlying cash flows are related to lease payments for the use of land. Based on the nature of the assets and experience-to-date, we do not currently expect to incur any credit losses of our residual interests related to the assets sold.
6.Our Portfolio
As of June 30, 2020, our Portfolio included approximately $2.1 billion of equity method investments, receivables, real estate and investments on our balance sheet. In July 2020 we invested $150 million and have agreed to invest up to a total of $540 million in a joint venture owning 2.3 gigawatts of renewable energy projects. See Note 14 for further discussion. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects. Our analysis of our Portfolio has historically been analyzed by type of obligor categorized as either government or commercial obligors and whether those obligors are investment grade or non-investment grade. In conjunction with the adoption of Topic 326, we re-evaluated our reporting for this disclosure and have modified our credit quality disclosure to provide more detail of how the assets in our Portfolio are performing. Additionally, as discussed in Note 2, we have adopted Topic 326 which requires the establishment of an allowance at origination for our receivables expected over the life of the asset rather than at the time it is probable that a loss has been incurred. These allowances are reflected in our disclosures below and are not necessarily an indication that an actual loss has been incurred.
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

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2020, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)		3 (3)		Total
	Government	Commercial	Government	Commercial	Government	Commercial
Receivable vintage	(dollars in millions)
2020	$—	$80	$—	$—	$—	$—	$80
2019	2	400	—	2	—	—	404
2018	—	264	—	—	—	—	264
2017	40	1	—	8	—	—	49
2016	69	61	—	—	—	—	130
2015	90	—	—	—	—	—	90
Prior to 2015	56	47	—	—	—	8	111
Total receivables	257	853	—	10	—	8	1,128
Less: Allowance for loss on receivables	—	(18)	—	(3)	—	(8)	(29)
Net receivables (4)	257	835	—	7	—	—	1,099
Investments	35	11	—	—	—	—	46
Real estate	—	361	—	—	—	—	361
Equity method investments (5)	—	532	—	24	—	—	556
Total	$292	$1,739	$—	$31	$—	$—	$2,062
Percent of Portfolio	14%	84%	—%	2%	—%	—%	100%
Average remaining balance (6)	$7	$11	$—	$11	$—	$4	$10
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of June 30, 2020 which we consider impaired and have held on non-accrual status since 2017. We recorded an allowance for the entire asset amounts as described in our 2019 Form 10-K. We expect to continue to pursue our legal claims with regards to these assets.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 130 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $49 million.
Receivables
We adopted Topic 326 during the six months ended June 30, 2020 which requires us to recognize a provision for loss on receivables expected over the life of the receivable rather than only recording an allowance when it is probable a loss has been incurred. As of December 31, 2019, we had an allowance for loss on receivables on specific assets of $8 million discussed above with a Performance Rating of 3. At adoption on January 1, 2020, we recorded an additional pre-tax allowance for loss on receivables of $17 million which reflects our estimated loss as of that date. Quarterly, we update that expected loss to reflect both the expected loss on newly originated receivables and any changes in the expected loss on existing receivables. During the three and six months ended June 30, 2020, we increased that allowance on our receivables by $2.5 million and $3.2 million, respectively, as a result of the potential impact of the COVID-19 pandemic on our commercial receivables and as a result of additional loan commitments made during the three months ended June 30, 2020. While macroeconomic indicators we consider in our analyses including unemployment rates and power prices degraded over the three and six months ended June 30, 2020, these factors are mitigated by the high credit quality of our obligors and the structural protections of our investments. In determining our allowance, we included estimates of loss associated with unfunded commitments.

Below is a summary of the carrying value and allowance by type of receivable or "Portfolio Segment", as defined by Topic 326, as of June 30, 2020 and January 1, 2020:

	June 30, 2020		January 1, 2020
	Carrying Value	Allowance	Carrying Value	Allowance
	(in millions)
Government (1)	$256	$—	$270	$—
Commercial (2)	843	29	892	26
Total	$1,099	29	$1,162	26
(1)As of June 30, 2020, our government receivables include $146 million of U.S. federal government transactions and $110 million of transactions where the ultimate obligors are state or local governments.
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
(2)As of June 30, 2020, this category of assets includes $461 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $371 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $12 million. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $10 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $18 million allowance on these $853 million in assets as a result of lower probability assumptions utilized in our allowance methodology.
The following table reconciles our allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$26	$—	$26
Provision for loss on receivables	—	3	—	3
Ending balance	$—	$29	$—	$29
Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,128	$1	$174	$309	$644
Weighted average yield by period	8.1%	4.3%	7.1%	8.9%	7.6%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of June 30, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$46	$—	$—	$—	$46
Weighted average yield by period	3.9%	—%	—%	—%	3.9%

We had no investments that were impaired or on non-accrual status as of June 30, 2020 or December 31, 2019, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(12)	(11)
Real estate	$361	$362

As of June 30, 2020, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2020 to December 31, 2020	$2	$11
2021	3	22
2022	3	22
2023	3	23
2024	3	24
2025	3	24
Thereafter	75	741
Total	$92	$867

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of June 30, 2020, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
March 2020	University of Iowa Energy Collaborative Holdings LLC	$115
Various	2007 Vento I, LLC	75
December 2015	Buckeye Wind Energy Class B Holdings, LLC	71
Various	Vivint Solar Asset 1 Class B, LLC	62
Various	Vivint Solar Asset 2 Class B, LLC	59
October 2016	Invenergy Gunsight Mountain Holdings, LLC	33
Various	Other investees	141
	Total equity method investments	$556
Based on an evaluation of our equity method investments, we determined that no OTTI had occurred as of June 30, 2020 or December 31, 2019.
7.Credit facilities
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
The following table provides additional detail on our Senior Credit Facilities as of June 30, 2020:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$30
Value of collateral pledged to credit facility	26	158
Weighted average short-term borrowing rate	N/A	1.68%

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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of June 30, 2020 are as follows:

Future minimum maturities
(in millions)
July 1, 2020 to December 31, 2020	$—
2021	7
2022	8
2023	15
Total	$30
We have approximately $6 million of remaining unamortized financing costs associated with the credit facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the credit facilities. Administrative fees are payable annually to the administrative agent under each of the Loan Agreements and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Loan Agreement over the actual amount borrowed under the Rep-Based Facility.
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2020.
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

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of					Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2020	December 31, 2019	Interest Rate		Maturity Date		June 30, 2020	December 31, 2019	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$84	$85	4.28%		October 2034	$—	$134	$126	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%		October 2034	—	134	126	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement (1)	—	61	4.12%		January 2023	—	—	120	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2	23	28	4.37%	(2)	December 2023	—	71	73	Equity interest in Buckeye Wind Energy Class B Holdings LLC, related interest rate swap
HASI SYB Trust 2016-2	71	72	4.35%		April 2037	—	76	76	Receivables
HASI ECON 101 Trust	127	129	3.57%		May 2041	—	132	135	Receivables and investments
HASI SYB Trust 2017-1	153	155	3.86%		March 2042	—	206	206	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	96	96	3.68%		January 2047		108	106	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	73	77	3.15% - 7.23%		2022 to 2032	18	73	77	Receivables
Unamortized financing costs	(14)	(16)
Non-recourse debt (4)	$626	$700
(1)This loan was prepaid in January 2020.
(2)Interest rate represents the current period’s LIBOR based rate plus the spread. We have hedged the LIBOR rate exposure for the HASI SYB Loan Agreement 2015-2 using interest rate swaps fixed at 2.55%.
(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $800 million and $921 million as of June 30, 2020 and December 31, 2019, respectively. In addition, $25 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of June 30, 2020 and December 31, 2019, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of June 30, 2020 and December 31, 2019.
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

The stated minimum maturities of non-recourse debt as of June 30, 2020, were as follows:

Future minimum maturities
(in millions)
July 1, 2020 to December 31, 2020	$17
2021	25
2022	27
2023	53
2024	34
2025	31
Thereafter	453
Total minimum maturities	$640
Unamortized financing costs	(14)
Total non-recourse debt	$626

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRSs and are guaranteed by the Company and certain other subsidiaries which mature in 2024 and 2025 (the "2024 Notes" and the "2025 Notes" respectively, and together, the "Senior Unsecured Notes"). The Senior Unsecured Notes are subject to covenants which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of June 30, 2020 and December 31, 2019. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The following are summarized terms of the 2024 Notes and 2025 Notes.

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date (1)
	(in millions)
2024 Notes	$500	(2)	July 15, 2024	5.25%	January 15th and July 15th	July 15, 2021
2025 Notes	$400		April 15, 2025	6.00%	April 15 and October 15th	April 15, 2022

(1)Prior to this date, we may redeem, at our option, some or all of the Senior Unsecured Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the Senior Unsecured Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to 105.25% of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the Senior Unsecured Notes in whole or in part at redemption prices defined in the indenture governing the Senior Unsecured Notes, plus accrued and unpaid interest though the redemption date.
(2)We issued $150 million of the $500 million aggregate principal amount of the 2024 Notes for total proceeds of $157 million ($155 million net of issuance costs) at an effective rate of 4.13%.

The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2020	December 31, 2019
	(in millions)
Principal	$900	$500
Accrued interest	17	13
Unamortized premium	6	7
Less: Unamortized financing costs	(12)	(8)
Carrying value of Notes	$911	$512

We recorded approximately $12 million and $18 million, in interest expense related to the Senior Unsecured Notes in the three and six months ended June 30, 2020, respectively.
Convertible Senior Notes
We issued $150 million aggregate principal amount ($145 million net of issuance costs) of 4.125% convertible senior notes due September 1, 2022. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion rate at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us. Our board of directors approved a dividend of $0.34 payable to stockholders of record on July 2, 2020, which results in a conversion rate after that date of 36.7680 for each $1,000 principal amount of convertible notes with a conversion price of $27.20. The conversion rate is subject to adjustment for dividends declared above $0.33 per share per quarter and certain other events that may be dilutive to the holder.
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
The following table presents a summary of the components of the convertible notes:

	June 30, 2020	December 31, 2019
	(in millions)
Principal	$150	$150
Accrued interest	2	2
Less: Unamortized financing costs	(2)	(3)
Carrying value of convertible notes	$150	$149

We recorded approximately $2 million and $4 million in interest expense related to the convertible notes in the each of three and six months ended June 30, 2020 and 2019, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2020, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2021. As of June 30, 2020, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with the other joint venture partner where pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of June 30, 2020, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10. Income Tax
We recorded an income tax benefit (expense) of approximately $1.4 million and $(0.5) million for the three and six months ended June 30, 2020, respectively, compared to a $(0.8) million and $1.4 million income tax benefit (expense) in the three and six months ended June 30, 2019, respectively. For the three and six months ended June 30, 2020 and 2019, our income tax benefit/expense was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2020 and 3% for 2019.
11. Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2019 and 2020:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2019	4/3/2019		4/11/2019	$0.335
6/6/2019	7/5/2019		7/12/2019	0.335
9/12/2019	10/3/2019		10/10/2019	0.335
12/13/2019	12/26/2019	(1)	1/10/2020	0.335
2/20/2020	4/2/2020		4/10/2020	0.340
6/5/2020	7/2/2020		7/9/2020	0.340
(1) This dividend was treated as a distribution in 2020 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock between January 1, 2019 and June 30, 2020:

Date		Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (2)
			(amounts in millions, except per share amounts)
1/3/2019	(1)	Public Offering	0.465	$21.60	(3)	$9
1/23/2019 to 3/21/2019		ATM	1.603	23.39	(4)	37
5/7/2019 to 6/7/2019		ATM	1.926	26.33	(4)	50
12/12/2019		ATM	1.405	30.00	(4)	42
2/27/2020 to 3/27/2020		ATM	4.500	25.84	(4)	115
4/2/2020 to 6/10/2020		ATM	1.938	23.10	(4)	44
(1)These are shares issued in connection with the exercise of the underwriters' option to purchase additional shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(3)Represents the price per share at which the underwriters in our public offerings purchased our shares.
(4)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2020 to 2024 subject to service, performance and market conditions. During the six months ended June 30, 2020, our board of directors awarded employees and directors 514,969 shares of restricted stock, restricted stock units and LTIP Units that vest from 2020 to 2024. As of June 30, 2020, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 for background on the LTIP Units.
For the three and six months ended June 30, 2020 we recorded $4 million and $8 million of equity-based compensation expense, respectively, compared to $3 million and $7 million, respectively, during the same periods in 2019. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $17 million as of June 30, 2020. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,493	23.99	3.6
Vested	(781,218)	18.91	(14.8)
Forfeited	(5,789)	20.62	(0.1)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(50)	31.00	—
Ending Balance — June 30, 2020	367,389	$27.77	$10.2

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	(1,380)	21.68	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	—	—	—
Ending Balance — June 30, 2020	235,866	$21.78	$5.1

(1) As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	209,330	25.84	5.4
Vested	(8,020)	25.82	(0.2)
Forfeited	—	—	—
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(76,204)	25.82	(2.0)
Forfeited	—	—	—
Ending Balance — June 30, 2020	290,452	$21.70	$6.3

(1) See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — June 30, 2020	312,704	$20.59	$6.4

(1) See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

12.Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Our convertible notes and certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator:	2020	2019	2020	2019
	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$12.0	$12.7	$36.3	$26.4
Less: Dividends and distributions on participating securities	(0.2)	(0.3)	(0.5)	(0.6)
Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders	11.8	12.4	35.8	25.8

Denominator:
Weighted-average number of common shares — basic	72,914,145	63,772,549	70,043,125	62,766,318
Weighted-average number of common shares — diluted	73,382,217	64,429,155	70,662,377	63,394,220
Basic earnings per common share	$0.16	$0.20	$0.51	$0.41
Diluted earnings per common share	$0.16	$0.19	$0.51	$0.41

Securities being allocated a portion of earnings:
Weighted-average number of OP units	321,261	277,586	301,582	277,586
Participating securities:
	As of June 30, 2020	As of June 30, 2019
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	657,841	977,344
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	657,841	977,344
Restricted stock units	235,866	436,958
LTIP Units with market-based vesting conditions	312,704	180,500
Potential shares of common stock related to convertible notes	5,513,244	5,507,685

13. Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $(1) million and $16 million during the three and six months ended June 30, 2020, respectively as compared to income of approximately $8 million and $12 million during the three and six months ended June 30, 2019, respectively. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	Vivint Solar Asset 2 Class B, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2020
Current assets	$31	$415	$446
Total assets	230	4,089	4,319
Current liabilities	2	176	178
Total liabilities	115	1,983	2,098
Members' equity	115	2,106	2,221
As of December 31, 2019
Current assets	46	307	353
Total assets	183	3,944	4,127
Current liabilities	1	218	219
Total liabilities	81	1,780	1,861
Members' equity	102	2,164	2,266
Income Statement
For the three months ended March 31, 2020
Revenue	3	78	81
Income (loss) from continuing operations	—	(7)	(7)
Net income (loss)	—	(7)	(7)
For the three months ended March 31, 2019
Revenue	—	58	58
Income from continuing operations (loss)	—	(1)	(1)
Net income (loss)	—	(1)	(1)

(1)  Represents aggregated financial statement information for investments not separately presented.

14. Subsequent Event
On July 1, 2020, we acquired a preferred equity interest in a partnership ("the Partnership") that is expected to own an approximately 2.3 gigawatt portfolio of renewable energy projects. We have agreed to guarantee certain of the obligations of the subsidiary in connection with these agreements.
On July 1, 2020, we made an initial capital contribution to the Partnership of approximately $150 million related to four operating wind projects with an aggregate capacity of approximately 663 megawatts. We expect to ultimately invest approximately $540 million in the Partnership by making additional periodic capital contributions related to nine more projects anticipated to be commercially operational on or prior to June 30, 2021, at which time the additional projects relating to a specific funding will be transferred into the partnership. Assuming all of the projects are acquired by the Partnership, the renewables portfolio will consist of 13 projects (nine onshore wind projects and four utility-scale solar projects) and will feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
The Partnership is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among the Partnership, one of our subsidiaries and a subsidiary of the project sponsor, and contains customary terms and conditions. We own 100% of the Class A Units in the Partnership corresponding to 49% of the distributions from the Partnership subject to the preferences discussed below. Most major decisions that may impact the Partnership, its subsidiaries or its assets, require the majority vote of a four person committee in which we and the project sponsor each have two representatives. Through the Partnership, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, then distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party on or after July 1, 2023. We expect to use the equity method of accounting to account for our preferred equity interest in the Partnership.

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
Our investments are focused on three areas:
•Behind-The-Meter ("BTM"): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;
•Grid Connected ("GC"): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Sustainable Infrastructure: upgraded transmission and distribution systems, water and storm water infrastructure, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
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
We completed approximately $178 million and $364 million of transactions during the three and six months ended June 30, 2020, compared to approximately $204 million and $523 million during the same periods in 2019. As of June 30, 2020, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2020, our Portfolio consisted of over 200 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2020, we managed approximately $4.1 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2020, we manage approximately $6.2 billion of assets which we refer to as our "Managed Assets". In July 2020, we invested $150 million and have agreed to invest up to a total of $540 million in a joint venture owning 2.3 gigawatts of renewable energy projects. See Note 14 to our financial statements in this Form 10-Q for further discussion.
We make our investments utilizing a variety of structures including:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and
•Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases.
Our equity investments in renewable energy and energy efficiency projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, or manage over 31,000 acres of land that are leased under long-term agreements to over 60 renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. Subsequent to our origination of the transaction discussed in Note 14 to the financial statements, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 75% is related to BTM assets and 16% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Since March, in an attempt to control COVID-19 the Federal government and most states and/or local governments, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed (including California and New York), have implemented various restrictions, rules, or guidelines including quarantines, restrictions on travel, “shelter in place”, “stay at home”, or "safer at home" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects allowed. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Although, in certain cases, exceptions may be available for certain essential operations and businesses which generally include the renewable energy projects in which we invest, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
We closed our office and move to a remote workforce in early March to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce and in the community. We took this action early as we recognized the seriousness of the situation and wanted to protect our employees and the members of the communities in which they live and work. We have spent significant time and resources over the last several years to update our IT infrastructure and our use of the cloud to allow us to take this action. We have announced donations totaling $200,000 to several Maryland charities who are providing services during the pandemic as well as to charities addressing racial inequity.
We have taken certain actions to increase liquidity, including issuing $159 million in common stock and issuing $400 million of senior unsecured notes. We believe these actions give us ample liquidity to continue to operate our business and make investments in green projects as opportunities present themselves. See the Notes 7 and 8 to our financial statements and Liquidity and Capital Resources in this Form 10-Q for further discussion of our liquidity.
Our financial results for the first and second quarter of 2020 were not adversely impacted by COVID-19 to a material degree. We increased our provision for loan losses by approximately $3 million in the six months ended June 30, 2020 in part as a result of anticipated impacts of the COVID-19 pandemic. We currently have no material loan delinquencies. We believe that the cost-savings attributes of the projects in which we invest provide incentive to borrowers and other obligors to continue to make their contractual payments.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2020. The uncertainty surrounding

COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $2.1 billion as of June 30, 2020 and included approximately $1.3 billion of BTM assets and approximately $0.8 billion of GC assets. Approximately 56% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments on our balance sheet. Approximately 26% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 18% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of approximately 200 transactions with an average size of $10 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 15 years as of June 30, 2020.
Our Portfolio included the following as of June 30, 2020:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•Real estate, such as land or other assets leased for use by sustainable infrastructure projects typically under long-term leases; and
•Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2020:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$236	2021 to 2045
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	78	2020 to 2055
Fixed-rate receivables, interest rates greater than 6.50% per annum	814	2021 to 2069
Receivables	1,128
Allowance for loss on receivables	(29)
Receivables, net of allowance	1,099
Fixed-rate investments, interest rates less than 5.00% per annum	43	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	3	2030 to 2050
Total receivables and investments	$1,145

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in millions)
Interest income, receivables	$23	$15	$46	$31
Average monthly balance of receivables	1,133	872	1,148	893
Average interest rate of receivables	8.0%	6.9%	7.9%	6.9%
Interest income, investments	1	2	1	3
Average monthly balance of investments	58	179	66	176
Average interest rate of investments	4.4%	4.0%	4.4%	4.2%
Rental income	6	6	13	13
Average monthly balance of real estate	361	364	361	364
Average yield on real estate	7.2%	7.1%	7.2%	7.1%
Average monthly balance of receivables, investments, and real estate	1,553	1,414	1,576	1,434
Average yield from receivables, investments, and real estate	7.7%	6.6%	7.6%	6.6%
Interest expense (1)	21	12	37	25
Average monthly balance of debt (1)	1,593	1,078	1,453	1,108
Average interest rate of debt (1)	5.2%	4.6%	5.1%	4.6%
Average interest spread (1)	2.5%	2.0%	2.5%	2.0%
Net investment margin (1)	2.3%	3.1%	2.9%	3.1%

(1)Excludes amounts related to the non-recourse debt used to finance the equity method investments because our earnings from these assets are not included in total revenue. Includes interest expense associated with our unsecured debt, including our convertible notes, our 2024 Notes, and our 2025 Notes. As those debt instruments are unsecured, they are utilized to finance both those portfolio assets included within this table (i.e. receivables, investments, and real estate) as well as our equity method investments. As our earnings from the equity method investments are not included within total revenue, both the average interest spread and net investment margin include the interest expense of our unsecured debt and do not include the earnings of our equity method investments.
        The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2020:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$1,099	$111	$185	$273	$530
Investments	46	5	3	12	26

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2020,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2020,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.

For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.
Results of Operations
Comparison of the Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019

	Three months ended June 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$24	$17	$7	41%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	16	2	14	700%
Fee income	3	6	(3)	(50)%
Total Revenue	49	31	18	58%
Expenses
Interest expense	22	15	7	47%
Provision for loss on receivables	2	—	2	NM
Compensation and benefits	9	6	3	50%
General and administrative	4	4	—	—%
Total expenses	37	25	12	48%
Income before equity method investments	12	6	6	100%
Income (loss) from equity method investments	(1)	8	(9)	(113)%
Income (loss) before income taxes	11	14	(3)	(21)%
Income tax (expense) benefit	1	(1)	2	(200)%
Net income (loss)	$12	$13	$(1)	(8)%

NM—Percentage change is not meaningful.
•Net income decreased by $1 million due to a decrease in equity method investments income of $9 million and a $12 million increase in total expenses, offset by an increase of $18 million in total revenue and a $2 million decrease in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.
•Total revenue increased by $18 million due to a $7 million increase in interest income resulting from higher yielding assets in the portfolio and a higher average balance. There was a $11 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized.
•Interest expense increased by $7 million due to higher average outstanding borrowings and higher cost of debt. We recorded a $2 million provision for loss on receivables in the current quarter in part due to the impact of the COVID-19 pandemic and loan commitments made during the period.
•Compensation and benefit expense increased by $3 million as a result of an increase in our employee headcount and incentive compensation.
•Income from equity method investments decreased by $9 million, primarily due to a lower realization of tax attributes by our co-investors which decreases our HLBV allocation of earnings.

Comparison of the Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019

	Six months ended June 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$47	$35	$12	34%
Rental income	13	13	—	—%
Gain on sale of receivables and investments	21	9	12	133%
Fee income	8	7	1	14%
Total Revenue	89	64	25	39%
Expenses
Interest expense	40	30	10	33%
Provision for loss on receivables	3	—	3	NM
Compensation and benefits	18	14	4	29%
General and administrative	7	7	—	—%
Total expenses	68	51	17	33%
Income before equity method investments	21	13	8	62%
Income (loss) from equity method investments	16	12	4	33%
Income (loss) before income taxes	37	25	12	48%
Income tax (expense) benefit	(1)	2	(3)	(150)%
Net income (loss)	$36	$27	$9	33%
NM—Percentage change is not meaningful.
•Net income increased by $9 million due to an increase of $25 million in total revenue and $4 million of equity method investments income being offset by a $17 million increase in total expenses and a $3 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.
•Total revenue increased by $25 million due to a $12 million increase in interest income resulting from higher yielding assets in the portfolio and a higher average balance. There was a $13 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized.
•Interest expense increased by $10 million due to higher average outstanding borrowings and higher cost of debt. We recorded a $3 million provision for loss on receivables during the year due in part to the impact of the COVID-19 pandemic and loan commitments made during the period.
•Compensation and benefit expense increased by $4 million as a result of an increase in our employee headcount and incentive compensation.
•Income from equity method investments increased by $4 million, primarily due to income from new investments in the portfolio.
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
The following table provides results related to our equity method investments for the three and six months ended June 30, 2020 and 2019.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions)
Income (loss) under GAAP	$(1)	$8	$16	$12

Core earnings	$11	$10	$27	$19
Return of capital	19	17	79	35
Cash collected	30	27	106	54

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
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$12,008	$0.16	$12,740	$0.19	$36,317	$0.51	$26,386	$0.41
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	590		(7,624)		(15,999)		(12,131)
Add back core equity method investments earnings	11,018		9,538		27,103		19,143
Non-cash equity-based compensation charges	3,975		3,411		7,524		6,990
Amortization of intangibles	824		823		1,646		1,638
Non-cash provision (benefit) for income taxes	(1,407)		830		515		(1,436)
Current year earnings attributable to non-controlling interest	50		55		152		117
Core earnings (Including Topic 326 provision) (2)	$27,058	$0.36	$19,773	$0.30	$57,258	$0.79	$40,707	$0.63
Add back provision for loss on receivables under Topic 326 (3)	2,523		—		3,171		—
Core earnings (pre-Topic 326 provision) (2)	$29,581	$0.40	$19,773	$0.30	$60,429	$0.84	$40,707	$0.63
(1)This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.
(2)Core earnings per share are based on 74,543,045 shares and 72,095,539 shares and for the three and six months ended June 30, 2020, respectively, and 65,749,618 shares and 64,733,505 shares for the three and six months ended June 30, 2019, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest.
(3)As discussed above, to provide a comparable metric to prior year metrics we are adding back the provision for loss on receivables recognized under Topic 326 in the year of adoption.
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
The following is a reconciliation of our GAAP net investment income to our core net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$23,649	$17,294	$47,539	$34,949
Rental income	6,469	6,469	12,939	12,945
GAAP investment revenue	30,118	23,763	60,478	47,894
Interest expense	21,664	14,869	39,798	30,300
GAAP net investment income	8,454	8,894	20,680	17,594
Core equity method earnings adjustment	11,018	9,538	27,103	19,143
Amortization of real estate intangibles	773	773	1,546	1,537
Core net investment income	$20,245	$19,205	$49,329	$38,274

Managed Assets
As we both consolidate assets on our balance sheet and securitize assets off-balance sheet, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as servicing rights or a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis, which assumes that securitized receivables are not sold. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet receivables that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, investments and residual assets in off-balance sheet securitized receivables. Our management also uses Managed Assets in this way. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.
The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	June 30, 2020	December 31, 2019
	(dollars in millions)
Equity method investments	$556	$499
Government receivables	256	263
Commercial receivables, net of allowance	843	896
Real estate	361	362
Investments	46	75
Assets held in securitization trusts	4,148	4,101
Managed Assets	$6,210	$6,196
Losses on receivables as a percentage of assets under management (1)	0.0%	0.0%

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
Our Portfolio totaled approximately $2.1 billion as of June 30, 2020. Unlevered portfolio yield was 7.7% and 7.6% as of June 30, 2020 and December 31, 2019, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2020.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended June 30, 2020, will reduce annual carbon emissions by approximately 66,000 metric tons, equating to a CarbonCount® of 0.37. We estimate that our investments made since 2013 have cumulatively reduced annual carbon emissions by over 3 million metric tons.
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
We believe we have substantial liquidity as of June 30, 2020, with unrestricted cash balances of $542 million compared to $6 million as of December 31, 2019. We have been able to successfully access the equity markets, raising approximately $159 million under our "at-the-market" equity distribution program (our "ATM program") during the six months ended June 30, 2020. We have issued $400 million principal amount of senior unsecured notes, maturing in 2025 and bearing interest at 6.00% to further enhance our liquidity position. We have no material maturities of non-amortizing recourse debt until 2022.
We have two senior secured revolving credit facilities (“Rep-Based Facility” and “Approval-Based Facility”) with several lenders with a combined maximum commitment of $450 million. For additional information on our credit facilities, see Note 7 to our financial statements in this Form 10-Q. As of June 30, 2020, we had approximately $640 million of non-recourse borrowings. We have $900 million of senior unsecured notes and $150 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies throughout 2020. As of June 30, 2020, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $4.1 billion.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of June 30, 2020, below our leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 98% as of June 30, 2020, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	June 30, 2020	% of Total	December 31, 2019	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$30	2%	$33	2%
Fixed-rate debt	1,687	98%	1,360	98%
Total debt (1)	$1,717	100%	$1,393	100%
Equity	$1,068		$940
Leverage	1.6 to 1		1.5 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities, and approximately $2 million of non-recourse debt with floating rate exposure as of December 31, 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $570 million and $107 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2020 and December 31, 2019, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $40 million for the six months ended June 30, 2020, driven primarily by net income of $36 million and adjustments for non-cash and other items of $4 million. The non-cash and other adjustments consisted of increases of $3 million related to provision for loss on receivables, $19 million related to equity method investments, $2 million of depreciation and amortization, $3 million of amortization of financing costs, and $8 million related to equity-based compensation. These were offset by $20 million related to gains on securitizations and $11 million related to changes in accounts payable and accrued expenses and other items.
Net cash provided by operating activities was approximately $20 million for the six months ended June 30, 2019, driven primarily by net income of $27 million, offset by adjustments for non-cash and other items of $7 million. The non-cash and other adjustments consisted of increases of $4 million related to equity method investments, $1 million of depreciation and amortization, $3 million of amortization of financing costs, and $7 million related to equity-based compensation. These were offset by $8 million related to gains on securitizations and $14 million related to changes in accounts payable and accrued expenses and other items.
Cash flows relating to investing activities
Net cash provided by investing activities was approximately $14 million for the six months ended June 30, 2020. We made $81 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $7 million and made $150 million of equity method investments. We collected $74 million from equity method investments representing the return of capital determined under GAAP, $62 million from receivables and fixed rate debt-securities, $110 million from the sales of financial assets, and received $6 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $410 million for the six months ended June 30, 2020. We borrowed $126 million from our credit facilities, had non-recourse debt borrowings of $16 million, issued $400 million of senior unsecured notes, and received $159 million of net proceeds from issuances of common stock. We made $91 million of principal payments on non-recourse debt, $127 million of principal payments on credit facilities, paid $17 million for withholding requirements as a result of the vesting of employee shares and paid $56 million of dividends, distributions and other items.
Net cash used in financing activities was approximately $88 million for the six months ended June 30, 2019. We had non-recourse debt borrowings of $33 million, borrowings from our credit facilities of $82 million, and received $97 million of net proceeds from the issuance of common stock. We made $103 million of principal payments on non-recourse debt and $131 million of principal payments on credit facilities, spent $9 million to purchase shares related to employee withholdings, and paid $57 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $140 million as of June 30, 2020, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2020, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of June 30, 2020, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Our credit facilities are variable rate lines of credit with approximately $30 million outstanding as of June 30, 2020. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $30 million in variable rate borrowings by $38 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2020, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2020, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2020, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
The impact and duration of COVID-19 or another pandemic, is having and could in the future have significant repercussions across regional, national and global economies and financial markets, and could trigger a period of regional, national and global economic slowdown or regional, national or global recessions. The outbreak of COVID-19 in many countries continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, among other things, quarantines and restrictions on travel.
Since March, in an attempt to control COVID-19 the Federal government and most states and/or local governments, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed (including California and New York), have implemented various restrictions, rules, or guidelines including quarantines, restrictions on travel, “shelter in place”, “stay at home””, or "safer at home" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects allowed. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Although, in certain cases, exceptions may be available for certain essential operations and businesses which generally include the renewable energy projects in which we invest, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
We believe that our ability to operate and our level of business activity has been, and will in all likelihood continue to be, impacted by effects of COVID-19 and could in the future be impacted by another pandemic and that such impacts could adversely affect the profitability of our business, as well as the values of, and the cash flows from, the assets we own. For example, the effects of COVID-19 or another pandemic could adversely impact our financial condition and results of operations due to, among other factors:
•interrupted service and availability of personnel, including our executive officers and other employees that are part of our management team and an inability to recruit, attract and retain skilled personnel-to the extent our management or personnel are impacted by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work, our business and operating results may be negatively impacted;
•difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deteriorations in credit and financing conditions may affect our ability or the ability of our sustainable infrastructure projects and our ultimate off-taker or project users to make regular payments of principal, interest or project revenue (e.g., due to unemployment, underemployment, or reduced income or revenues) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our borrowing facilities or notes, affect our or our projects’ ability to meet liquidity, net worth, and leverage covenants under borrowing facilities or have a material adverse effect on the value of investments we hold or on our business, financial condition, results of operations and cash flows;
•temporary or lasting changes involving the status, practices and procedures of our or our projects or our projects’ sponsors’ operations, including with respect to new originations of investments - to the extent we elect or are required to limit or be more selective in making new originations of investments, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows; moreover, some of our ultimate off-taker or project users’ operations, or our operations, the sustainable infrastructure markets or projects and our ultimate off-taker or project users have not been able to and others may not be able to function effectively because of, among other factors, disruptions in the normal operation of sustainable infrastructure markets or projects, any inability to access short-term or long-term financing, a disruption in the market for securitization transactions, or the inability to access these markets or execute securitization transactions due to negative impacts to our, our projects or our ultimate off-taker or project users financial condition or operating capabilities resulting from the COVID-19 pandemic; any or all of these impacts could result in reduced net investment income and cashflow, as well as an impairment of our investments which reductions and impairments could be material;
•to the extent ultimate off-taker or other project users that have been negatively impacted by the COVID-19 pandemic do not timely remit payments of principal, interest or other payments (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program (which forbearance, waiver, or maturity extension may be available as a result of a government-sponsored or -imposed program or under any such agreement or program we or our project sponsors may otherwise offer)), then the value of our investments will likely be impaired, potentially materially; moreover, to the extent any such pandemic impacts local, regional or national economic conditions, the value of a sustainable infrastructure project is likely to decline, which would likely negatively impact the value of our investments, potentially materially;
•some of our sustainable infrastructure projects are being constructed and others are subject to ongoing maintenance; planned construction or maintenance of some of these projects have not been able to proceed on a timely basis or at all and others may be similarly affected as a result of being negatively impacted by the COVID-19 pandemic, including due to operating disruptions or government mandated moratoriums on construction, development or redevelopment or the inability to source the necessary construction personnel, equipment or parts; all of the foregoing factors would likely negatively impact the value of our investments, potentially materially;

•the inability of our project sponsors to operate in affected areas, including the bankruptcy of one or more project sponsors or their suppliers, or inability of our internal resources to effectively manage our investments in certain of their activities or perform certain administration functions;
•the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;
•the inability of our or our investments’ counterparties to make or satisfy the conditions, covenants or representations and warranties in agreements they have entered into with us or our counterparties; and
•our ability to ensure operational continuity in the event our business continuity plan is not effective or ineffectually implemented or deployed during a disruption.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2020, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2020. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1 - February 29, 2020	165,090	$38.13	N/A	N/A
March 1 - March 31, 2020	267,653	36.14	N/A	N/A
May 1 - May 31, 2020	47,516	27.79	N/A	N/A

No OP units held by our non-controlling interest holders were exchanged for shares of our common stock during the six months ended June 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Indenture, dated as of July 2, 2019, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024). (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on July 2, 2019)

4.5
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 6.00% Senior Notes due 2025). (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

10.1
Amended and Restated Employment Agreement, dated April 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2020 (No. 001-35877), filed on May 11, 2020)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 7, 2020	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 7, 2020	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President