Form 10-Q
period 2020-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2020-11-06
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 75,376,938 shares of common stock, par value $0.01 per share, outstanding as of November 2, 2020 (which includes 367,390 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2019, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2019 (collectively, our “2019 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and this Form 10-Q and other periodic reports that we file with the SEC.
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
Statements regarding the following subjects, among others, may be forward-looking:
•negative impacts from a continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;
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

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2020 (unaudited)	December 31, 2019
Assets
Cash and cash equivalents	$881,487	$6,208
Equity method investments	718,793	498,631
Government receivables	250,914	263,175
Commercial receivables, net of allowance of $31 million and $8 million, respectively	848,520	896,432
Real estate	359,948	362,265
Investments	51,638	74,530
Securitization assets	146,549	123,979
Other assets	86,649	162,054
Total Assets	$3,344,498	$2,387,274
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$56,843	$54,351
Credit facilities	22,565	31,199
Non-recourse debt (secured by assets of $724 million and $921 million, respectively)	599,958	700,225
Senior unsecured notes	1,278,844	512,153
Convertible notes	288,551	149,434
Total Liabilities	2,246,761	1,447,362
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 74,252,973 and 66,338,120 shares issued and outstanding, respectively	743	663
Additional paid in capital	1,282,744	1,102,303
Accumulated deficit	(202,914)	(169,786)
Accumulated other comprehensive income (loss)	11,474	3,300
Non-controlling interest	5,690	3,432
Total Stockholders’ Equity	1,097,737	939,912
Total Liabilities and Stockholders’ Equity	$3,344,498	$2,387,274

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Interest income	$23,508	$19,322	$71,046	$54,270
Rental income	6,469	6,469	19,408	19,415
Gain on sale of receivables and investments	13,628	7,713	34,449	16,718
Fee income	4,984	5,338	13,115	12,850
Total revenue	48,589	38,842	138,018	103,253
Expenses
Interest expense	26,085	16,561	65,884	46,861
Provision for loss on receivables	2,458	8,027	5,629	8,027
Compensation and benefits	9,012	7,193	27,223	21,281
General and administrative	3,918	3,737	11,181	10,818
Total expenses	41,473	35,518	109,917	86,987
Income before equity method investments	7,116	3,324	28,101	16,266
Income (loss) from equity method investments	16,506	5,984	32,505	18,114
Income (loss) before income taxes	23,622	9,308	60,606	34,380
Income tax (expense) benefit	(2,345)	(132)	(2,860)	1,298
Net income (loss)	$21,277	$9,176	$57,746	$35,678
Net income (loss) attributable to non-controlling interest holders	102	74	255	191
Net income (loss) attributable to controlling stockholders	$21,175	$9,102	$57,491	$35,487
Basic earnings (loss) per common share	$0.28	$0.14	$0.80	$0.55
Diluted earnings (loss) per common share	$0.28	$0.13	$0.78	$0.54
Weighted average common shares outstanding—basic	74,012,788	64,922,325	71,376,004	63,492,884
Weighted average common shares outstanding—diluted	76,131,252	65,630,711	72,644,626	64,147,835
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$21,277	$9,176	$57,746	$35,678
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.0 million and $(1.1) million for the three and nine months ended 2020, and $0.1 million and $0.2 million for the three and nine months ended 2019, respectively	872	10,289	12,280	16,884
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(0.3) million and $1.3 million for the three and nine months ended 2020, respectively and $0.0 million in each of the three and nine months ended 2019	990	(2,483)	(4,071)	(6,415)
Comprehensive income (loss)	23,139	16,982	65,955	46,147
Less: Comprehensive income (loss) attributable to non-controlling interest holders	110	101	289	230
Comprehensive income (loss) attributable to controlling stockholders	$23,029	$16,881	$65,666	$45,917

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964
Net income (loss)	—	—	—	21,175	—	102	21,277
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	864	8	872
Unrealized gain (loss) on interest rate swaps	—	—	—	—	991	(1)	990
Issued shares of common stock	875	10	29,238	—	—	—	29,248
Equity-based compensation	—	—	1,617	—	—	1,285	2,902
Other	59	—	913	—	—	(859)	54
Dividends and distributions	—	—	—	(25,370)	—	(200)	(25,570)
Balance at September 30, 2020	74,253	$743	$1,282,744	$(202,914)	$11,474	$5,690	$1,097,737

Balance at June 30, 2019	64,913	$649	$1,060,086	$(180,217)	$968	$3,258	$884,744
Net income (loss)	—	—	—	9,102	—	74	9,176
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	10,250	39	10,289
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(2,472)	(11)	(2,483)
Issued shares of common stock	—	—	82	—	—	—	82
Equity-based compensation	—	—	3,023	—	—	13	3,036
Issuance (repurchase) of vested equity-based compensation shares	8	—	(28)	—	—	—	(28)
Other	4	—	(61)	—	—	(43)	(104)
Dividends and distributions	—	—	—	(22,006)	—	(163)	(22,169)
Balance at September 30, 2019	64,925	$649	$1,063,102	$(193,121)	$8,746	$3,167	$882,543
See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	57,491	—	255	57,746
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,222	58	12,280
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(4,048)	(23)	(4,071)
Issued shares of common stock	7,319	75	188,723	—	—	—	188,798
Equity-based compensation	—	—	8,098	—	—	3,543	11,641
Issuance (repurchase) of vested equity-based compensation shares	537	5	(17,293)	—	—	—	(17,288)
Other	59		913	—	—	(860)	53
Dividends and distributions	—	—	—	(76,588)	—	(641)	(77,229)
Balance at September 30, 2020	74,253	$743	$1,282,744	$(202,914)	$11,474	$5,690	$1,097,737

Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)	—	—	—	35,487	—	191	35,678
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	16,817	67	16,884
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(6,387)	(28)	(6,415)
Issued shares of common stock	3,994	40	97,226	—	—	—	97,266
Equity-based compensation	—	—	9,573	—	—	42	9,615
Issuance (repurchase) of vested equity-based compensation shares	417	4	(9,020)	—	—	—	(9,016)
Other	4	—	(61)	—	—	(43)	(104)
Dividends and distributions	—	—	—	(65,403)	—	(485)	(65,888)
Balance at September 30, 2019	64,925	$649	$1,063,102	$(193,121)	$8,746	$3,167	$882,543

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$57,746	$35,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	5,629	8,027
Depreciation and amortization	2,685	2,693
Amortization of financing costs	5,824	5,073
Equity-based compensation	11,615	10,385
Equity method investments	14,024	3,695
Non-cash gain on securitization	(36,866)	(18,575)
Gain on sale of receivables and investments	8,671	3,140
Changes in accounts payable and accrued expenses	5,906	(4,804)
Other	(23,372)	(13,726)
Net cash provided by (used in) operating activities	51,862	31,586
Cash flows from investing activities
Equity method investments	(322,948)	(48,301)
Equity method investment distributions received	90,920	53,485
Proceeds from sales of equity method investments	—	8,433
Purchases of and investments in receivables	(92,232)	(274,472)
Principal collections from receivables	94,780	48,900
Proceeds from sales of receivables	52,329	134,932
Purchases of investments	(22,777)	(22,242)
Principal collections from investments	1,981	5,432
Proceeds from sales of investments and securitization assets	58,018	90,993
Funding of escrow accounts	(7,783)	(28,672)
Withdrawal from escrow accounts	6,300	29,156
Other	3,200	2,891
Net cash provided by (used in) investing activities	(138,212)	535
Cash flows from financing activities
Proceeds from credit facilities	126,000	101,500
Principal payments on credit facilities	(134,594)	(321,869)
Proceeds from issuance of non-recourse debt	15,938	34,988
Principal payments on non-recourse debt	(118,623)	(180,708)
Proceeds from issuance of senior unsecured notes	771,250	507,313
Proceeds from issuance of convertible notes	143,750	—
Payments on deferred funding obligations	—	(18,791)
Net proceeds of common stock issuances	188,197	96,648
Payments of dividends and distributions	(74,295)	(64,239)
Withholdings on employee share vesting	(17,287)	(9,015)
Other	(15,005)	(8,304)
Net cash provided by (used in) financing activities	885,331	137,523
Increase (decrease) in cash, cash equivalents, and restricted cash	798,981	169,644
Cash, cash equivalents, and restricted cash at beginning of period	106,586	59,353
Cash, cash equivalents, and restricted cash at end of period	$905,567	$228,997
Interest paid	$57,310	$39,884
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	—	(78,008)
Non-cash changes in receivables and investments (investing activity)	—	59,979
Non-cash changes in residual assets (investing activity)	(38,081)	(21,746)
Non-cash changes in escrow accounts (investing activity)	—	18,029
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2020

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and nine-month periods ended September 30, 2020 and 2019, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Since we have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our government and commercial receivables and investments on our balance sheet, we have concluded we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810. We also have certain subsidiaries we deem to be voting interest entities that we control through our ownership of voting interests and accordingly consolidate.
Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide guarantees of certain obligations of these VIEs. Certain other equity method investments have been assessed to be voting interest entities as we exert significant influence through our ownership of voting interests, and accordingly we do not consolidate.
Equity Method Investments
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
Beginning January 1, 2020, we determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance including discounted cash flow analysis and probability-of-default/loss given default ("PD/LGD") methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similarly to available-for-sale debt securities and carried at fair value. Our residual assets are evaluated for impairment on a quarterly basis. Income related to the residual assets is recognized using the effective interest rate method and included in fee income in the income statement. If there is a change in the expected cash flows related to the residual assets, we will assess whether the asset is impaired and will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
Cash and Cash Equivalents
Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price, which approximates fair value.
Restricted Cash
Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support obligations outstanding as of the balance sheet dates. Restricted cash is reported as part of other assets in the consolidated balance sheets. Refer to Note 3 for disclosure of the balances of restricted cash included in other assets.
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

Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries ("TRS") which are taxed separately, and which will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis several organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT's net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
We account for income taxes under ASC 740, Income Taxes ("ASC 740") for our TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our equity investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises. Any deferred tax impacts resulting from transfers of assets to or from our TRS are recorded as an adjustment to additional paid-in capital, as it is a transfer amongst entities under common control.
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
Equity-Based Compensation
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (as amended, the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity-based awards as compensation to our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Certain awards earned under the plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, certain LTIP units issued by our Operating Partnership also require a certain level of appreciation of partnership interests to occur before parity is reached and LTIP units can be converted to limited partnership units.
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
Other accounting standards updates issued before November 6, 2020, and effective after September 30, 2020, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2020 and December 31, 2019, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2020
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$283	$251	Level 3
Commercial receivables	895	849	Level 3
Investments (1)	52	52	Level 3
Securitization residual assets (2)	142	142	Level 3
Liabilities (3)
Credit facilities	$23	$23	Level 3
Non-recourse debt	688	613	Level 3
Senior unsecured notes	1,344	1,295	Level 2
Convertible notes	393	295	Level 2
(1)The amortized cost of our investments as of September 30, 2020, was $47 million.
(2)Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2019
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$278	$263	Level 3
Commercial receivables	906	896	Level 3
Investments (1)	75	75	Level 3
Securitization residual assets (2)	122	122	Level 3
Liabilities (3)
Credit facilities	$31	$31	Level 3
Non-recourse debt	739	716	Level 3
Senior unsecured notes	540	520	Level 2
Convertible notes	185	152	Level 2
(1)    The amortized cost of our investments as of December 31, 2019, was $74 million.
(2)    Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$46	$124	$75	$170
Purchases of investments	5	7	23	22
Principal payments on investments	—	(2)	(2)	(4)
Sale of investments	—	(20)	(53)	(85)
Realized gains on investments recorded in gain on sale of receivables and investments	—	2	5	2
Unrealized gains (losses) on investments recorded in OCI	1	2	4	8
Balance, end of period	$52	$113	$52	$113

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2020	$5	$7	$—	$—
December 31, 2019	25	8	—	1
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of September 30, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our investments as of September 30, 2020 and December 31, 2019 were 3.0% and 4.4%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Balance, beginning of period	$135	$79	$122	$71
Accretion of securitization residual assets	2	1	4	3
Additions to securitization residual assets	9	10	36	25
Collections of securitization residual assets	(4)	(1)	(9)	(6)
Sales of securitization residual assets	—	(13)	(21)	(18)
Unrealized gains (losses) on securitization residual assets recorded in AOCI	—	8	10	9
Balance, end of period	$142	$84	$142	$84

In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of September 30, 2020 and December 31, 2019. The weighted average discount rate used to determine the fair value of our securitization residual assets as of September 30, 2020 and December 31, 2019 were 4.0% and 4.4%, respectively.

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
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2020	December 31, 2019
	(in millions)
Cash deposits	$881	$6
Restricted cash deposits (included in other assets)	24	101
Total cash deposits	$905	$107
Amount of cash deposits in excess of amounts federally insured	$904	$105
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. There were 57,400 OP units exchanged by non-controlling interest holders during the nine months ended September 30, 2020, and 3,703 OP units exchanged during the nine months ended September 30, 2019.
We have also granted to members of our management team and directors LTIP Units pursuant to the 2013 plan. These LTIP Units are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the "OP Agreement") provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11.

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the nine months ended September 30,
	2020	2019
	(in millions)
Gains on securitizations	$34	$16
Cost of financial assets securitized	173	560
Proceeds from securitizations	207	576
Residual and servicing assets	147	85
Cash received from residual and servicing assets	9	7
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these rates, including estimates of subordination and prepayment risk, if any. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 8%.
As of September 30, 2020 and December 31, 2019, our managed assets totaled $6.4 billion and $6.2 billion respectively, of which $4.2 billion and $4.1 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2020 or 2019. As of September 30, 2020, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are $95 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of September 30, 2020, our Portfolio included approximately $2.2 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects. Our analysis of our Portfolio has historically been analyzed by type of obligor categorized as either government or commercial obligors and whether those obligors are investment grade or non-investment grade. In conjunction with the adoption of Topic 326, we re-evaluated our reporting for this disclosure and have modified our credit quality disclosure to provide more detail of how the assets in our Portfolio are performing. Additionally, as discussed in Note 2, we have adopted Topic 326 which requires the establishment of an allowance at origination for our receivables expected over the life of the asset rather than at the time it is probable that a loss has been incurred. These allowances are reflected in our disclosures below and are not necessarily an indication that an actual loss has been incurred.
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

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2020, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)		3 (3)		Total
	Government	Commercial	Government	Commercial	Government	Commercial
Receivable vintage	(dollars in millions)
2020	$—	$85	$—	$—	$—	$—	$85
2019	2	399	—	2	—	—	403
2018	—	270	—	—	—	—	270
2017	38	1	—	8	—	—	47
2016	68	60	—	—	—	—	128
2015	88	—	—	—	—	—	88
Prior to 2015	55	47	—	—	—	8	110
Total receivables	251	862	—	10	—	8	1,131
Less: Allowance for loss on receivables	—	(19)	—	(4)	—	(8)	(31)
Net receivables (4)	251	843	—	6	—	—	1,100
Investments	36	16	—	—	—	—	52
Real estate	—	360	—	—	—	—	360
Equity method investments (5)	—	695	—	24	—	—	719
Total	$287	$1,914	$—	$30	$—	$—	$2,231
Percent of Portfolio	13%	86%	—%	1%	—%	—%	100%
Average remaining balance (6)	$7	$12	$—	$11	$—	$4	$11
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of September 30, 2020 which we have held on non-accrual status since 2017. We recorded an allowance for the entire asset amounts as described in our 2019 Form 10-K. We expect to continue to pursue our legal claims with regards to these assets.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 145 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $58 million.
Receivables
We adopted Topic 326 during the nine months ended September 30, 2020 which requires us to recognize a provision for loss on receivables expected over the life of the receivable rather than only recording an allowance when it is probable a loss has been incurred. As of December 31, 2019, we had an allowance for loss on receivables on specific assets of $8 million discussed above with a Performance Rating of 3. At adoption on January 1, 2020, we recorded an additional pre-tax allowance for loss on receivables of $17 million which reflects our estimated loss as of that date. Quarterly, we update that expected loss to reflect both the expected loss on newly originated receivables and any changes in the expected loss on existing receivables. During the three months ended September 30, 2020, we increased the allowance on our receivables by $2 million, primarily as a result of additional loan commitments made during this period. During the nine months ended September 30, 2020, we increased our reserve by $6 million as a result of additional loan commitments made during the period, and to a lesser extent, the potential impacts of the COVID-19 pandemic on our commercial receivables. While macroeconomic indicators we consider in our analyses including unemployment rates and power prices degraded over the nine months ended September 30, 2020, these factors are mitigated by the high credit quality of our obligors and the structural protections of our investments.
Below is a summary of the carrying value and allowance by type of receivable or "Portfolio Segment", as defined by Topic 326, as of September 30, 2020 and January 1, 2020:

	September 30, 2020		January 1, 2020
	Carrying Value	Allowance	Carrying Value	Allowance
	(in millions)
Government (1)	$251	$—	$263	$—
Commercial (2)	880	31	904	26
Total	$1,131	31	$1,167	26
(1)As of September 30, 2020, our government receivables include $145 million of U.S. federal government transactions and $106 million of transactions where the ultimate obligors are state or local governments.
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
(2)As of September 30, 2020, this category of assets includes $469 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $370 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $16 million. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $10 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $19 million allowance on these $862 million in assets as a result of lower probability assumptions utilized in our allowance methodology.
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Government	Commercial	Government	Commercial
	(in thousands)
Beginning balance	$—	$28,831	$—	$25,660
Provision for loss on receivables	—	2,458	—	5,629
Ending balance	$—	$31,289	$—	$31,289

Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,131	$—	$176	$302	$653
Weighted average yield by period	8.2%	—%	7.2%	9.1%	7.6%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of September 30, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$52	$—	$—	$—	$52
Weighted average yield by period	3.9%	—%	—%	—%	3.9%

We had no investments that were impaired or on non-accrual status as of September 30, 2020 or December 31, 2019, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(13)	(11)
Real estate	$360	$362

As of September 30, 2020, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2020 to December 31, 2020	$1	$6
2021	3	22
2022	3	22
2023	3	23
2024	3	24
2025	3	24
Thereafter	75	740
Total	$91	$861

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of September 30, 2020, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
July 2020	Jupiter Equity Holdings, LLC	$152
March 2020	University of Iowa Energy Collaborative Holdings LLC	116
December 2015	Buckeye Wind Energy Class B Holdings, LLC	72
Various	2007 Vento I, LLC	64
Various	Vivint Solar Asset 1 Class B, LLC	60
Various	Vivint Solar Asset 2 Class B, LLC	60
October 2016	Invenergy Gunsight Mountain Holdings, LLC	33
Various	Other investees	162
	Total equity method investments	$719
On July 1, 2020, we acquired a preferred equity interest in Jupiter Equity Holdings, LLC ("the Partnership") that is expected to own an approximately 2.3 gigawatt portfolio of renewable energy projects. We have agreed to guarantee certain of the obligations of the subsidiary in connection with these agreements. To date, we have made capital contributions to the Partnership of approximately $150 million related to four operating wind projects with an aggregate capacity of approximately 663 megawatts. We expect to ultimately invest approximately $540 million in the Partnership by making additional periodic capital contributions related to nine more projects anticipated to be commercially operational on or prior to June 30, 2021, at which time the additional projects relating to a specific funding will be transferred into the Partnership. Assuming all of the projects are acquired by the Partnership, the renewables portfolio will consist of 13 projects (nine onshore wind projects and four utility-scale solar projects) and will feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
The Partnership is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among the Partnership, one of our subsidiaries and a subsidiary of the project sponsor, and contains customary terms and conditions. We own 100% of the Class A Units in the Partnership corresponding to 49% of the distributions from the Partnership subject to the preferences discussed below. Most major decisions that may impact the Partnership, its subsidiaries or its assets, require the majority vote of a four person committee in which we and the project sponsor each have two representatives. Through the Partnership, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, then distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party on or after July 1, 2023. We use the equity method of accounting to account for our preferred equity interest in the Partnership, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Based on an evaluation of our equity method investments, we determined that no OTTI had occurred as of September 30, 2020 or December 31, 2019.
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
The following table provides additional detail on our Senior Credit Facilities as of September 30, 2020:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$23
Value of collateral pledged to credit facility	25	152
Weighted average short-term borrowing rate	N/A	1.66%

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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of September 30, 2020 are as follows:

Future minimum maturities
(in millions)
October 1, 2020 to December 31, 2020	$—
2021	—
2022	7
2023	16
Total	$23
We have approximately $5 million of remaining unamortized financing costs associated with the credit facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the credit facilities. Administrative fees are payable annually to the administrative agent under each of the Loan Agreements and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Loan Agreement over the actual amount borrowed under the Rep-Based Facility.
The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2020.
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

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2020	December 31, 2019	Interest Rate (1)	Maturity Date		September 30, 2020	December 31, 2019	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$83	$85	4.28%	October 2034	$—	$134	$126	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%	October 2034	—	134	126	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement (2)	—	61	N/A	January 2023	—	—	120	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier, LLC
HASI SYB Loan Agreement 2015-2 (3)	—	28	N/A	December 2023	—	—	73	Equity interest in Buckeye Wind Energy Class B Holdings LLC
HASI SYB Trust 2016-2	72	72	4.35%	April 2037	—	72	76	Receivables
HASI ECON 101 Trust	126	129	3.57%	May 2041	—	133	135	Receivables and investments
HASI SYB Trust 2017-1	152	155	3.86%	March 2042	—	205	206	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	95	96	3.68%	January 2047	—	108	106	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	72	77	3.15% - 7.45%	2022 to 2032	18	72	77	Receivables
Unamortized financing costs	(13)	(16)
Non-recourse debt (5)	$600	$700
(1)Represents interest rate as of September 30, 2020.
(2)This loan was prepaid in January 2020.
(3)This loan was prepaid in September 2020.
(4)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Debt service payment requirements, in a majority of cases, are equal to or less than the cash flows received from the underlying receivables.
(5)The total collateral pledged against our non-recourse debt was $724 million and $921 million as of September 30, 2020 and December 31, 2019, respectively. In addition, $24 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of September 30, 2020 and December 31, 2019, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of September 30, 2020 and December 31, 2019.
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

The stated minimum maturities of non-recourse debt as of September 30, 2020, were as follows:

Future minimum maturities
(in millions)
October 1, 2020 to December 31, 2020	$12
2021	25
2022	27
2023	30
2024	34
2025	31
Thereafter	454
Total minimum maturities	$613
Unamortized financing costs	(13)
Total non-recourse debt	$600

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from our investments in renewable energy projects serving as collateral for certain of our non-recourse debt facilities, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings. To the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls.
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the "Senior Unsecured Notes"), including $375 million aggregate principal amount of 3.75% Senior Unsecured Notes due 2030 (the "2030 Notes") issued in August 2020 at 99% of par. The Senior Unsecured Notes are subject to covenants which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of September 30, 2020 and December 31, 2019. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2024 Notes	$500	(1)	July 15, 2024	5.25%	January 15th and July 15th	July 15, 2021 (2)
2025 Notes	400		April 15, 2025	6.00%	April 15 and October 15th	April 15, 2020 (2)
2030 Notes	375	(3)	September 15, 2030	3.75%	February 15th and August 15th	September 15, 2022 (4)

(1)The first $350 million issuance of 2024 Notes was priced at par. We subsequently issued $150 million of the $500 million aggregate principal amount of the 2024 Notes for total proceeds of $157 million ($155 million net of issuance costs) at an effective interest rate of 4.13%.
(2)Prior to this date, we may redeem, at our option, some or all of the 2024 Notes or 2025 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2024 Notes or 2025 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2024 or 2025 Notes in whole or in part at redemption prices defined in the indenture governing the 2024 Notes or 2025 Notes, plus accrued and unpaid interest though the redemption date.

(3)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%.
(4)Prior to this date, we may, at our option on one or more occasions redeem up to 40% of the 2030 Notes using the proceeds of certain equity offerings at a price equal to 103.75% of the principal amount thereof; plus accrued but unpaid interest, if any, to, but excluding the applicable redemption date. At any point prior to maturity, we may redeem, at our option, some or all of the 2030 Notes plus the applicable “make-whole” premium as defined in the indenture governing the 2030 Notes plus accrued and unpaid interest through the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2020	December 31, 2019
	(in millions)
Principal	$1,275	$500
Accrued interest	18	13
Unamortized premium	2	7
Less: Unamortized financing costs	(16)	(8)
Carrying value of Notes	$1,279	$512

We recorded approximately $14 million and $33 million, in interest expense related to the Senior Unsecured Notes in the three and nine months ended September 30, 2020, respectively, compared to approximately $5 million in each of the three and nine months ended September 30, 2019.
Convertible Senior Notes
We have outstanding $294 million aggregate principal amount of convertible senior notes ("Convertible Senior Notes"), including $144 million of principal amount convertible senior notes due August 15, 2023 issued in August 2020 at a stated interest rate of 0%. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the convertible notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of September 30, 2020:

	Outstanding Principal Amount	Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)						(in millions)
2022 Convertible Notes	$150	September 1, 2022	4.125%	March 1 and September 1	36.7680	$27.20	5.5	$0.33
2023 Convertible Notes	144	August 15, 2023	0.000%	N/A	20.6779	$48.36	3.0	$0.34
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
For both the 2022 Convertible Notes and the 2023 Convertible Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its convertible notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the convertible notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the convertible notes may require us to redeem all or a portion of their convertible notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest.
We have a redemption option to call the 2022 Convertible Notes prior to maturity (i) on or after March 1, 2022 and (ii) at any time if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT. The redemption price will be equal to the principal of the notes being redeemed, plus accrued and unpaid interest. In the event of redemption after March 1, 2022, there will be an additional make-whole premium paid to the holder of the redeemed notes unless the redemption is deemed reasonably necessary to preserve our qualification as a REIT. We may redeem the 2023 Convertible notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.

The following table presents a summary of the components of the convertible notes:

	September 30, 2020	December 31, 2019
	(in millions)
Principal	$294	$150
Accrued interest	1	2
Less: Unamortized financing costs	(6)	(3)
Carrying value of convertible notes	$289	$149

We recorded approximately $2 million and $6 million in interest expense related to the convertible notes in the each of three and nine months ended September 30, 2020 and 2019, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2020, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2021. As of September 30, 2020, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with the other joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of September 30, 2020, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $(2.3) million and $(2.9) million for the three and nine months ended September 30, 2020, respectively, compared to a $(0.1) million and $1.3 million income tax benefit (expense) in the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2020 and 2019, our income tax benefit/expense was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2020 and 3% for 2019.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2019 and 2020:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2019	4/3/2019		4/11/2019	$0.335
6/6/2019	7/5/2019		7/12/2019	0.335
9/12/2019	10/3/2019		10/10/2019	0.335
12/13/2019	12/26/2019	(1)	1/10/2020	0.335
2/20/2020	4/2/2020		4/10/2020	0.340
6/5/2020	7/2/2020		7/9/2020	0.340
8/6/2020	10/2/2020		10/9/2020	0.340
(1) This dividend was treated as a distribution in 2020 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales “at the market,” to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock between January 1, 2019 and September 30, 2020:

Date/Period		Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (2)
			(amounts in millions, except per share amounts)
1/3/2019	(1)	Public Offering	0.465	$21.60	(3)	$9
Q1 2019		ATM	1.603	23.39	(4)	37
Q2 2019		ATM	1.926	26.33	(4)	50
Q4 2019		ATM	1.405	30.00	(4)	42
Q1 2020		ATM	4.500	25.84	(4)	115
Q2 2020		ATM	1.938	23.10	(4)	44
Q3 2020		ATM	0.875	33.81	(4)	29
(1)These are shares issued in connection with the exercise of the underwriters' option to purchase additional shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(3)Represents the price per share at which the underwriters in our public offerings purchased our shares.
(4)Represents the weighted average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2020 to 2024 subject to service, performance and market conditions. During the nine months ended September 30, 2020, our board of directors awarded employees and directors 514,969 shares of restricted stock, restricted stock units and LTIP Units that vest from 2020 to 2024. As of September 30, 2020, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 for background on the LTIP Units.
For the three and nine months ended September 30, 2020 we recorded $4 million and $12 million of equity-based compensation expense, respectively, compared to $3 million and $10 million, respectively, during the same periods in 2019. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $14 million as of September 30, 2020. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,493	23.99	3.6
Vested	(781,218)	18.91	(14.8)
Forfeited	(5,789)	20.62	(0.1)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(50)	31.00	—
Ending Balance — September 30, 2020	367,389	$27.77	$10.2

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	(1,380)	21.68	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	—	—	—
Ending Balance — September 30, 2020	235,866	$21.78	$5.1

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	209,330	25.84	5.4
Vested	(8,020)	25.82	(0.2)
Forfeited	—	—	—
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance — September 30, 2020	285,682	$21.62	$6.2

(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — September 30, 2020	312,704	$20.59	$6.4

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

12.Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2. To the extent our convertible notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion of the note in the denominator in calculating dilutive EPS as described in Note 2.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$21.2	$9.1	$57.5	$35.5
Less: Dividends and distributions on participating securities	(0.2)	(0.3)	(0.7)	(0.9)
Net income (loss) attributable to controlling stockholders — basic	21.0	8.8	56.8	34.6
Add: Interest expense associated with convertible debt	0.1	—	0.1	—
Net income (loss) attributable to controlling stockholders — dilutive	$21.1	$8.8	$56.9	$34.6

Denominator:
Weighted-average number of common shares — basic	74,012,788	64,922,325	71,376,004	63,492,884
Weighted-average number of common shares — diluted	76,131,252	65,630,711	72,644,626	64,147,835
Basic earnings per common share	$0.28	$0.14	$0.80	$0.55
Diluted earnings per common share	$0.28	$0.13	$0.78	$0.54

Securities being allocated a portion of earnings:
Weighted-average number of OP units	321,261	279,415	301,582	278,202

	As of September 30, 2020	As of September 30, 2019
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	653,071	964,885
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	653,071	964,885
Restricted stock units	235,866	435,578
LTIP Units with market-based vesting conditions	312,704	180,500
Potential shares of common stock related to convertible notes	8,485,630	5,508,677

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $17 million and $33 million during the three and nine months ended September 30, 2020, respectively as compared to income of approximately $6 million and $18 million during the three and nine months ended September 30, 2019, respectively. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings, LLC	Vivint Solar Asset 2 Class B, LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2020
Current assets	$90	$8	$258	$356
Total assets	1,415	244	4,829	6,488
Current liabilities	48	2	251	301
Total liabilities	1,134	138	1,673	2,945
Members' equity	281	106	3,156	3,543
As of December 31, 2019
Current assets	99	46	309	454
Total assets	1,335	183	3,484	5,002
Current liabilities	54	1	252	307
Total liabilities	1,010	81	908	1,999
Members' equity	325	102	2,576	3,003
Income Statement
For the six months ended June 30, 2020
Revenue	61	8	125	194
Income (loss) from continuing operations	(4)	1	(15)	(18)
Net income (loss)	(4)	1	(15)	(18)
For the six months ended June 30, 2019
Revenue	46	—	72	118
Income from continuing operations (loss)	(11)	—	(15)	(26)
Net income (loss)	(11)	—	(15)	(26)

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
We completed approximately $716 million and $1.1 billion of transactions during the three and nine months ended September 30, 2020, compared to approximately $287 million and $810 million during the same periods in 2019. As of September 30, 2020, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2020, our Portfolio consisted of over 205 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2020, we managed approximately $4.2 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2020, we manage approximately $6.4 billion of assets which we refer to as our "Managed Assets". In the third quarter, we invested $150 million and expect to invest up to a total of $540 million in a joint venture owning 2.3 gigawatts of renewable energy projects. See Note 6 to our financial statements in this Form 10-Q for further discussion.
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
We have available to us a broad range of financing sources that allow us to use borrowings as part of our financing strategy to increase potential returns to our stockholders. We may finance our investments using non-recourse or recourse debt and equity. We may also decide to finance transactions through the use of off-balance sheet securitization structures where we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. We have worked to expand our liquidity and access to the debt and bank loan markets and in August 2020 completed our latest issuance of senior unsecured and convertible notes.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. Subsequent to our origination of the transaction discussed in Note 6 to the financial statements, our pipeline consisted of more than $2.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 62% is related to BTM assets and 27% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Since March, in an attempt to control COVID-19 the Federal government and most states and/or local governments, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed, have implemented various restrictions, rules, or guidelines including quarantines, restrictions on travel, “shelter in place”, “stay at home”, or "safer at home" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects allowed. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Although, in certain cases, exceptions may be available for certain essential operations and businesses which generally include the renewable energy projects in which we invest, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
We closed our office and moved to a remote workforce in early March to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce and in the community. We took this action early as we recognized the seriousness of the situation and wanted to protect our employees and the members of the communities in which they live and work. We have spent significant time and resources over the last several years to update our IT infrastructure and our use of the cloud to allow us to take this action. Operating as a remote workforce has not materially impacted our ability to carry out day to day operations. We have announced donations totaling $300,000 to several Maryland charities who are providing services during the pandemic as well as to charities addressing racial inequity.
We have taken certain actions to increase liquidity, including issuing $188 million in common stock and issuing over $900 million of senior unsecured and convertible senior notes. We believe these actions give us ample liquidity to continue to operate our business and make investments in green projects as opportunities present themselves. See the Notes 7 and 8 to our financial statements and Liquidity and Capital Resources in this Form 10-Q for further discussion of our liquidity.
Our financial results for 2020 have not been adversely impacted by COVID-19 to a material degree. We currently have no material loan delinquencies. We believe that the cost-savings attributes of the projects in which we invest provide incentive to borrowers and other obligors to continue to make their contractual payments.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2020. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.

We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Variable Interest Entity Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio, and Securitization of Receivables. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2019 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $2.2 billion as of September 30, 2020 and included approximately $1.3 billion of BTM assets and approximately $0.9 billion of GC assets. Approximately 52% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet. Approximately 31% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 17% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 205 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of September 30, 2020.
Our Portfolio included the following as of September 30, 2020:
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
The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2020:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$242	2021 to 2045
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	68	2022 to 2055
Fixed-rate receivables, interest rates greater than 6.50% per annum	821	2021 to 2069
Receivables	1,131
Allowance for loss on receivables	(31)
Receivables, net of allowance	1,100
Fixed-rate investments, interest rates less than 5.00% per annum	48	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	4	2030 to 2050
Total receivables and investments	$1,152

The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$23	$17	$68	$48
Average balance of receivables	1,148	906	1,152	901
Average interest rate of receivables	8.0%	7.5%	7.9%	7.1%
Interest income, investments	—	1	2	5
Average balance of investments	44	126	59	160
Average interest rate of investments	4.0%	4.5%	4.3%	4.3%
Rental income	6	6	19	19
Average balance of real estate	360	363	361	364
Average yield on real estate	7.2%	7.1%	7.2%	7.1%
Average balance of receivables, investments, and real estate	1,552	1,395	1,572	1,425
Average yield from receivables, investments, and real estate	7.7%	7.2%	7.6%	6.8%
Debt
Interest expense	26	17	66	47
Average balance of debt	1,926	1,266	1,663	1,289
Average cost of debt	5.4%	5.2%	5.3%	4.9%

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2020:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables	$1,100	$121	$173	$270	$536
Investments	52	5	4	14	29

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2020,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2020,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.

Results of Operations
Comparison of the Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019

	Three months ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$23	$19	$4	21%
Rental income	7	7	—	—%
Gain on sale of receivables and investments	14	8	6	75%
Fee income	5	5	—	—%
Total Revenue	49	39	10	26%
Expenses
Interest expense	26	17	9	53%
Provision for loss on receivables	3	8	(5)	(63)%
Compensation and benefits	9	7	2	29%
General and administrative	4	4	—	—%
Total expenses	42	36	6	17%
Income before equity method investments	7	3	4	133%
Income (loss) from equity method investments	17	6	11	183%
Income (loss) before income taxes	24	9	15	167%
Income tax (expense) benefit	(2)	—	(2)	NM
Net income (loss)	$22	$9	$13	144%

NM—Percentage change is not meaningful.
•Net income increased by $13 million due to a increase of $10 million in total revenue and an increase in equity method investments income of $11 million, offset by a $6 million increase in total expenses and a $2 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.
•Total revenue increased by $10 million due to a $4 million increase in interest income resulting from higher yielding assets in the portfolio and a higher average balance. There was a $6 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized.
•Interest expense increased by $9 million due primarily to higher average outstanding borrowings. We recorded a $3 million provision for loss on receivables in the current quarter due primarily to loan commitments made during the period. The $8 million provision for loss on receivables in the prior period was the result of a court ruling in the prior year resulting in a provision for loss on receivables that were previously placed on non-accrual status in 2017.
•Compensation and benefit expense increased by $2 million as a result of an increase in our employee headcount and incentive compensation.
•Income from equity method investments increased by $11 million, primarily due to a higher realization of tax attributes by our co-investors which increases our HLBV allocation of earnings.
•Income tax expense increased by $2 million primarily as a result of an increase in income from our portfolio and the recognition of tax benefits in the prior year that did not recur.

Comparison of the Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019

	Nine months ended September 30,
	2020	2019	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$71	$54	$17	31%
Rental income	19	19	—	—%
Gain on sale of receivables and investments	35	17	18	106%
Fee income	13	13	—	—%
Total Revenue	138	103	35	34%
Expenses
Interest expense	66	47	19	40%
Provision for loss on receivables	6	8	(2)	(25)%
Compensation and benefits	27	21	6	29%
General and administrative	11	11	—	—%
Total expenses	110	87	23	26%
Income before equity method investments	28	16	12	75%
Income (loss) from equity method investments	33	18	15	83%
Income (loss) before income taxes	61	34	27	79%
Income tax (expense) benefit	(3)	1	(4)	(400)%
Net income (loss)	$58	$35	$23	66%
NM—Percentage change is not meaningful.
•Net income increased by $23 million due to an increase of $35 million in total revenue and $15 million of equity method investments income being offset by a $23 million increase in total expenses and a $4 million increase in income tax expense. These results do not reflect the non-GAAP core earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.
•Total revenue increased by $35 million due to a $17 million increase in interest income resulting from higher yielding assets in the portfolio and a higher average balance. There was a $18 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized.
•Interest expense increased by $19 million due to higher average outstanding borrowings and higher cost of debt. We recorded a $6 million provision for loss on receivables during the year primarily due to loans and loan commitments made during the period. The $8 million provision for loss on receivables in the prior period was the result of a court ruling in the prior year resulting in a provision for loss on receivables that were previously placed on non-accrual status in 2017.
•Compensation and benefit expense increased by $6 million as a result of an increase in our employee headcount and incentive compensation.
•Income from equity method investments increased by $15 million, primarily due to a higher realization of tax attributes by our co-investors which increases our HLBV allocation of earnings.
•Income tax expense increased by $4 million primarily as a result of an increase in income from our portfolio and the recognition of tax benefits in the prior year that did not recur.
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
The following table provides results related to our equity method investments for the three and nine months ended September 30, 2020 and 2019.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions)
Income (loss) under GAAP	$17	$6	$33	$18

Core earnings	$13	$10	$40	$29
Return of capital	16	11	95	46
Cash collected	29	21	135	75

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
The table below provides a reconciliation of our GAAP net income (loss) to core earnings for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$21,175	$0.28	$9,102	$0.13	$57,491	$0.78	$35,487	$0.54
Core earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(16,506)		(5,984)		(32,505)		(18,114)
Add back core equity method investments earnings	13,258		9,715		40,361		28,857
Non-cash equity-based compensation charges	4,091		3,395		11,615		10,384
Non-cash provision for loss on receivables before adoption of Topic 326	—		8,027		—		8,027
Amortization of intangibles	823		823		2,469		2,462
Non-cash provision (benefit) for income taxes	2,345		132		2,860		(1,304)
Current year earnings attributable to non-controlling interest	102		74		255		191
Core earnings (Including Topic 326 provision) (2)	$25,288	$0.33	$25,284	$0.38	$82,546	$1.12	$65,990	$1.01
Add back provision for loss on receivables under Topic 326 (3)	2,458		—		5,629		—
Core earnings (pre-Topic 326 provision) (2)	$27,746	$0.36	$25,284	$0.38	$88,175	$1.19	$65,990	$1.01
(1)This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our core earnings per share.
(2)Core earnings per share are based on 77,041,509 shares and 73,819,517 shares and for the three and nine months ended September 30, 2020, respectively, and 66,785,779 shares and 65,425,114 shares for the three and nine months ended September 30, 2019, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.
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
The following is a reconciliation of our GAAP net investment income to our core net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Interest income	$23,508	$19,322	$71,046	$54,270
Rental income	6,469	6,469	19,408	19,415
GAAP investment revenue	29,977	25,791	90,454	73,685
Interest expense	26,085	16,561	65,884	46,861
GAAP net investment income	3,892	9,230	24,570	26,824
Core equity method earnings adjustment	13,258	9,715	40,361	28,857
Amortization of real estate intangibles	772	772	2,317	2,310
Core net investment income	$17,922	$19,717	$67,248	$57,991

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
The following is a reconciliation of our GAAP Portfolio to our Managed Assets:

	As of
	September 30, 2020	December 31, 2019
	(dollars in millions)
Equity method investments	$719	$499
Government receivables	251	263
Commercial receivables, net of allowance	849	896
Real estate	360	362
Investments	52	75
Assets held in securitization trusts	4,195	4,101
Managed Assets	$6,426	$6,196
Losses on receivables as a percentage of assets under management (1)	0.0%	0.0%

(1)     Losses include either receivables written off or specifically identified as where we have substantial doubt on our ability to recover our investment.

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
Our Portfolio totaled approximately $2.2 billion as of September 30, 2020. Unlevered portfolio yield was 7.7% and 7.6% as of September 30, 2020 and December 31, 2019, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2020.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended September 30, 2020, will reduce annual carbon emissions by approximately 1,192,000 metric tons, equating to a CarbonCount® of 1.67. We estimate that our investments made since 2013 have cumulatively reduced annual carbon emissions by over 4 million metric tons.
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
We believe we have substantial liquidity as of September 30, 2020, with unrestricted cash balances of $881 million compared to $6 million as of December 31, 2019. We have been able to successfully access the equity markets, raising approximately $188 million under our "at-the-market" equity distribution program (our "ATM program") during the nine months ended September 30, 2020. During 2020, we have issued $775 million principal amount of senior unsecured notes and $144 million of convertible notes to further enhance our liquidity position. We have no material maturities of non-amortizing recourse debt until 2022.
We have two senior secured revolving credit facilities (“Rep-Based Facility” and “Approval-Based Facility”) with several lenders with a combined maximum commitment of $450 million. For additional information on our credit facilities, see Note 7 to our financial statements in this Form 10-Q. As of September 30, 2020, we had approximately $613 million of non-recourse borrowings. We have $1.3 billion of senior unsecured notes and $294 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies throughout 2020. As of September 30, 2020, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $4.2 billion.
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
The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 2.0 to 1 as of September 30, 2020, below our leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 99% as of September 30, 2020, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and leverage is shown in the chart below:

	September 30, 2020	% of Total	December 31, 2019	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$23	1%	$33	2%
Fixed-rate debt	2,168	99%	1,360	98%
Total debt (1)	$2,191	100%	$1,393	100%
Equity	$1,098		$940
Leverage	2.0 to 1		1.5 to 1

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
Sources and Uses of Cash
We had approximately $905 million and $107 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2020 and December 31, 2019, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $52 million for the nine months ended September 30, 2020, driven primarily by net income of $58 million and adjustments for non-cash and other items of $6 million. The non-cash and other adjustments consisted of increases of $6 million related to provision for loss on receivables, $14 million related to equity method investments, $3 million of depreciation and amortization, $6 million of amortization of financing costs, $6 million in accounts payable and accrued expenses, and $12 million related to equity-based compensation. These were offset by $28 million related to gains on securitizations and $25 million related to other items.

Net cash provided by operating activities was approximately $32 million for the nine months ended September 30, 2019, driven primarily by net income of $36 million, offset by adjustments for non-cash and other items of $4 million. The non-cash and other adjustments consisted of increases of $8 million related to the provision for loss on receivables, $4 million related to equity method investments, $3 million of depreciation and amortization, $5 million of amortization of deferred financing costs, and $10 million related to equity-based compensation. These were offset by $15 million related to gains on securitizations and $19 million related to changes in accounts payable and accrued expenses and other items.
Cash flows relating to investing activities
Net cash used in investing activities was approximately $138 million for the nine months ended September 30, 2020. We made $115 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $8 million and made $323 million of equity method investments. We collected $91 million from equity method investments representing the return of capital determined under GAAP, $97 million from receivables and fixed rate debt-securities, $110 million from the sales of financial assets, and received $10 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $885 million for the nine months ended September 30, 2020. We borrowed $126 million from our credit facilities, had non-recourse debt borrowings of $16 million, issued $771 million of senior unsecured notes and $144 million of convertible notes, and received $188 million of net proceeds from issuances of common stock. We made $119 million of principal payments on non-recourse debt, $135 million of principal payments on credit facilities, paid $17 million for withholding requirements as a result of the vesting of employee shares and paid $89 million of dividends, distributions and other items.
Net cash provided by financing activities was approximately $138 million for the nine months ended September 30, 2019. We had non-recourse debt borrowings of $35 million, borrowings from our credit facilities of $102 million, issued $507 million of senior unsecured notes, and received $97 million of net proceeds from the issuance of common stock. We made $181 million of principal payments on non-recourse debt, $322 million of principal payments on credit facilities, and $19 million of payments on deferred funding obligations, spent $9 million to purchase shares related to employees withholdings, and paid $72 million of dividends, distributions and other.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $147 million as of September 30, 2020, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our financial statements in this Form 10-Q.
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

Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including, the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in our Form 10-K regarding the amount of our distributions that have been taxed as ordinary income to our stockholders.
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
Book Value Considerations
As of September 30, 2020, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of September 30, 2020, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. As such, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Our credit facilities are variable rate lines of credit with approximately $23 million outstanding as of September 30, 2020. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $23 million in variable rate borrowings by $28 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions amounting to approximately $19 million (net of recoveries) on the approximately $8 billion of transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2020, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2020, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
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
Since March, in an attempt to control COVID-19 the Federal government and most states and/or local governments, including where we have our office (Maryland) and in regions where our projects and other investments are located or where they are managed, have implemented various restrictions, rules, or guidelines including quarantines, restrictions on travel, “shelter in place”, “stay at home””, or "safer at home" rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects allowed. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Although, in certain cases, exceptions may be available for certain essential operations and businesses which generally include the renewable energy projects in which we invest, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other sustainable infrastructure markets and adversely impact a number of industries.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2020, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
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

There were 57,400 OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2020.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on August 21, 2020).

4.5
Indenture, dated as of July 2, 2019, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024). (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on July 2, 2019)

4.6
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 6.00% Senior Notes due 2025). (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.7
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020).

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 6, 2020	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 6, 2020	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer and Senior Vice President