Form 10-K
period 2020-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2021-02-22
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $2.0 billion based on the closing sales price of the registrant’s common stock on June 30, 2020 as reported on the New York Stock Exchange.
On February 15, 2021, the registrant had a total of 78,153,506 shares of common stock, $0.01 par value, outstanding (which includes 416,908 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. sustainable infrastructure market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in this Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine.
Statements regarding the following subjects, among others, may be forward-looking:
•negative impacts from a continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position, or results of operations;
•our expected returns and performance of our investments;
•the state of government legislation, regulation and policies that support or enhance the economic feasibility of projects that reduce carbon emissions or increase resilience to climate change, which we refer to as climate solutions, including energy efficiency and renewable energy projects and the general market demands for such projects;
•market trends in our industry, energy markets, commodity prices, interest rates, the debt and lending markets or the general economy;
•our business and investment strategy;
•availability of opportunities to invest in climate solutions including energy efficiency and renewable energy projects and our ability to complete potential new opportunities in our pipeline;
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
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
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

RISK FACTOR SUMMARY
An investment in our securities involves a high degree of risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to Our Business and Our Industry
•Our business depends in part on U.S. federal, state and local government policies and a decline in the level of government support could harm our business.
•A change in the fiscal health, level of appropriations or budgets of U.S. federal, state and local governments could reduce demand for the projects in which we invest and the capital we provide.
•If the cost of energy generated by traditional sources of energy declines or continues to remain low, demand for the projects in which we invest may decline.
•We operate in a competitive market and future competition may impact the terms of the investments we make.
Risks Related to Our Assets and Projects in Which We Invest
•The lack of liquidity of our assets may adversely affect our business, including our ability to value and sell our assets.
•Our investments are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
•Our mezzanine or subordinated loans are riskier, less protected against loss than, and generally less liquid than other forms of senior debt.
•Our equity investments, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•We generally do not control the projects in which we invest, which may result in the project owner making certain business decisions or taking risks with which we disagree.
•Portions of the electricity our assets generate is sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources such as we are experiencing may, and could continue to, have a material adverse effect on our long-term business prospects, financial condition and results of operations.
•Some of the projects in which we invest may require substantial operating or capital expenditures in the future.
•We invest in projects which rely on third parties to manufacture quality products or provide reliable services in a timely manner and the failure of these third parties could cause project performance to be adversely affected.
•Our insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments.
•Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to performance risks, including risks due to extreme weather events, that could impact the repayment of and the return on our assets.
Risks Related to Our Company
•We may change our operational policies (including our investment guidelines, strategies and policies) with the approval of our board of directors but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.
•An increase in our borrowing costs relative to the interest we receive on our leveraged assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.
•We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our financial leverage guidelines without stockholder consent.
Risks Related to Our Common Stock
•We cannot assure you of our ability to make distributions in the future. Although we currently do not intend to do so, if our portfolio of assets does not generate sufficient income and cash flow, we could be required to sell assets, borrow funds or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities in order to maintain our qualification as a REIT.

Risks Related to Our Organization and Structure
•Our qualification as a REIT depends on interpretations of highly technical and complex legal provisions, and our failure to qualify or remain qualified as a REIT would subject us to taxes that would negatively impact the results of our operations and reduce the amount of cash available for distribution to our stockholders.
Risks Related to Our Taxation as a REIT
•Complying with REIT requirements may force us to liquidate assets or forego otherwise attractive investments.
Risks Related to COVID-19
•The current outbreak and spread of the COVID-19 outbreak has disrupted, and is likely to further cause severe disruptions in, the U.S. and global economies and financial markets and create widespread business continuity and viability issues.

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
Item 1.    Business
GENERAL
We invest in climate solutions developed by the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe that we are one of the first U.S. public companies solely dedicated to climate solution investments. Our goal is to generate attractive returns from a diversified portfolio of projects with long-term, predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
We are internally managed, and our management team has extensive relevant industry knowledge and experience. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators. Our origination strategy is to use these relationships to generate recurring, programmatic investment and fee-generating opportunities. Additionally, we have relationships with leading commercial and investment banks and institutional investors from which we are referred additional investment and fee-generating opportunities.
We completed approximately $1.9 billion of transactions during 2020, compared to approximately $1.3 billion during 2019. As of December 31, 2020, we held approximately $2.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees. As of December 31, 2020, we managed approximately $4.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2020, we manage approximately $7.2 billion of assets, which we refer to as our “Managed Assets.”
Our investments take many forms, including equity, joint ventures, land ownership, loans, and other financing transactions. We also generate ongoing fees via off-balance sheet securitization transactions, services, and asset management. We use borrowings as part of our strategy to increase potential returns to our stockholders and have available a broad range of financing sources including non-recourse or recourse debt, equity, and off-balance sheet securitization structures. A further description of our financing activities can be found herein.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of December 31, 2020, our pipeline consisted of more than $3.0 billion in new equity, debt and real estate opportunities. However, there can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
We are committed to leadership in transparent disclosure on environmental, social, and governance (“ESG”) matters. Beginning in 2013, we became one of the first capital providers to evaluate the carbon efficiency of our investment portfolio by utilizing CarbonCount©, a proprietary tool which measures the efficiency with which our investments reduce carbon emissions. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board led initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”) and have since endeavored to provide the recommended disclosures in our Form 10-K. In 2020, we joined the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions resulting from financed assets. We anticipate that our reporting in accordance with PCAF will be implemented by 2023. For further information on our ESG disclosures, see the discussion in the sections titled “Investment Strategy” and “Environmental and Social Responsibility and Corporate Governance” herein. In addition, we are committed to providing transparent disclosures on our human capital management and have enhanced the discussion herein in the section titled “Human Capital and Social Strategy.”

We elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 and operate our business in a manner that permits us to maintain our exemption from registration as an investment company under the 1940 Act.
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
Our climate-positive investment thesis is based on the following theories:
•More efficient technologies are more productive and thus should lead to higher economic returns;
•Lower portfolio risk is inherent in a portfolio of smaller investments, generated by trends of increasing decentralization and digitalization of energy assets, compared to larger, centralized utility-scale investments;
•Investing in assets aligned with scientific consensus and broadly held societal values will reduce potential regulatory and social costs through better internalization of externalities; and
•Assets that reduce carbon emissions may represent an embedded option that may increase in value if regulatory authorities were to set a price on carbon emissions.
We believe combining this investment thesis with our multi-decade experience in investing in our markets through multiple interest rate and business cycles, intermittent governmental support for reducing carbon emissions and several cycles of business expansions in renewable and other sustainable infrastructure markets, allows us to earn attractive risk-adjusted returns on the assets in which we invest. We also believe there is a very large potential market opportunity as the legacy technologies for generating and using energy and the systems that produce carbon emissions are converted to low-to-no carbon emission systems while mitigation and resiliency investments continue to grow to address severe weather events and other climate change impacts.
Our investments are focused on three areas:
•Behind-the-Meter (“BTM”): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;
•Grid-Connected (“GC”): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Sustainable Infrastructure: upgraded transmission and distribution systems, water and storm water infrastructure, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
Of our pipeline, 58% is related to BTM assets and 33% is related to GC assets, with the remainder related to other sustainable infrastructure. We prefer investments in which the assets have a long-term, investment-grade rated off-taker or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights. For GC assets, the off-taker or counterparty may be a utility or electric user who has entered into a contractual commitment, such as a power purchase agreement (“PPA”), to purchase power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life.
We make our investments utilizing a variety of structures, including:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and
•Real estate, such as land or other assets leased for use by GC projects typically under long term leases.

Our equity investments in renewable energy and energy efficiency projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, or manage over 39,000 acres of land that are leased under long-term agreements to over 60 renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
We focus on projects that use proven technology and that often have contractually committed agreements with an investment grade rated off-taker or counterparties. We often make investments where we hold preferred or mezzanine position in a project where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 15% of our assets in any individual project requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and the maintenance of our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
As of December 31, 2020, our Portfolio consisted of over 230 investments and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The mix of our Portfolio is expected to vary over time and approximately 48% of our Portfolio was invested in BTM assets and approximately 52% was invested in GC assets, which includes our land holdings.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount®, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2020 will reduce annual carbon emissions by approximately 2.0 million metric tons, equating to a CarbonCount® of 1.03. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
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
FINANCING STRATEGY
We believe we have available a broad range of financing sources as part of our strategy that are designed to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse debt, recourse debt, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings. We believe that certain debt that we have issued meets the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings which do not qualify under these principles.
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
The decision on how we finance specific assets or groups of assets is largely driven by risk and portfolio management considerations, as well as the overall interest rate environment, prevailing credit spreads and the terms of available financing and market conditions. Over time, as market conditions change, we may use other forms of leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may utilize, we do seek to, but are not required to, operate within certain metrics, including maintaining a financial leverage ratio, defined as the ratio of debt to equity, at or below 2.5 to 1. In addition, our board of directors has established a current target range for our percentage of fixed rate debt to total debt of between 75% and 100%. See additional discussion in Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.

For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and in certain cases, residual assets and ongoing fees. The market for the assets we finance has remained active throughout various market cycles due to investor demand for high credit quality, long-term investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks. We also typically manage and service these assets in exchange for fees. We may also use other funds or structures where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheet of other investors and advising various companies with respect to structuring investments.
Refer to Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources, for additional discussion on our financings and our ratios and Item 8. Financial Statements and Supplementary Data, Notes 5, 7 and 8 to our financial statements for further information on the types and amounts of our financing activities.
HUMAN CAPITAL AND SOCIAL STRATEGY
Our culture is focused on hiring and retaining highly talented employees with diverse backgrounds and empowering them to create value for our stockholders, and our success is dependent on employee understanding of and investment in their role in that value creation. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of sustainability and regularly meets with small groups of employees to receive their feedback on our business. Our employees are responsible for upholding our purpose, values, strategy, and talent leadership expectations.
It is important to us that our employees are engaged in our mission of sustainability. We also want them to be engaged to drive our business forward, to recruit from their networks, and envision a long tenure with us. We meet no less than quarterly as a Company to provide information to employees on our mission, strategic planning and financial results. We continuously evaluate our employees’ level of engagement by walking the floors (or, when the team is working remotely, scheduling one-on-one check-in calls) and asking open-ended questions. We also evaluate our employees’ engagement via formal surveys or similar tools on a periodic basis. We care about our employees’ employment experience and care about them as individuals who are motivated in different ways.
We adhere to a blended learning approach with the understanding that our people learn from experiences (on the job and in life), from other people (mentors or supportive managers), and formal learning and training programs. We acknowledge that learning is highly individualized and needs to be offered in a way that is most conducive to a specific learner’s needs. We run a periodic education series which includes internal and external speakers presenting topics of interest that are relevant to our employees. We provide multiple learning solutions which cover a wide range of areas such as diversity and inclusion training, leadership skills, financial knowledge, technology training, and presentation skills. We also support the pursuit of advanced certifications and degrees in areas including business, science and engineering, and liberal and fine arts and employ formal and informal coaching arrangements.
Managers hold performance conversations with their employees on a periodic basis (targeting a minimum of twice a year) to ensure they receive the performance feedback they deserve, and to allow managers to obtain insight into how to support the development of their staff, and to ensure that performance expectations are clear and aligned with the overarching objectives of the Company. We also provide continuous dialogue in between these formal touchpoints.
We provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Therefore, employees generally receive a portion of their compensation in the form of equity grants tied to performance. We encourage our employees to contribute their time to support various community and charitable activities and sponsor several local community organizations with a primary focus on environmental organizations. In addition to competitive base salaries, cash bonuses, and equity participation for the majority of employees, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay the vast majority of the cost of our employees’ healthcare insurance.
Our total rewards include:
•Medical/Prescription Drug
•Dental
•Vision
•Group Life/AD&D Insurance

•Long-Term Disability (LTD)
•401k Retirement Plan with match and immediate vesting of one’s own contributions
•Vacation
•Tuition reimbursement
•Reimbursement for gym memberships and equipment
•Employee assistance program – encompasses wellness, legal, and financial tools and resources
•Flu shot clinics on-site
•Leave policies include 11 paid holidays, maternity and paternity plans, and paid time off including sick leave.
At Hannon Armstrong, we take a values-driven, broad view of diversity and inclusion. We believe that fostering an internal climate that is supportive and allows people of all backgrounds to flourish lends itself to the highest levels of company performance and facilitates the attraction and retention of best-in-class talent. We also believe it is inherently the right way to conduct business. We support an innovative, creative culture where people can bring their best and most authentic selves to work. Employees who hold divergent opinions are encouraged to voice their views. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices.
Decisions regarding staffing, selection, and promotions are made on the basis of individual qualifications related to the requirements of the position. We are committed to identifying and developing the talents of our next generation of leaders. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the sourcing and/or promotion of highly-qualified women, people of color and other under-represented groups for management and Board positions. We are also challenging ourselves to better support our female and underrepresented employees in their onboarding, training, development and progression within the Company.
Our policy is “equal pay for equal work” in compliance with applicable state law. Compensation for our employees is based upon experience, seniority, educational-attainment, and individual contribution and company performance against goals.
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics for discussion of metrics related to our Human Capital and Social strategy.
ENVIRONMENTAL AND SOCIAL RESPONSIBILITY AND CORPORATE GOVERNANCE
We own and invest in a diversified portfolio of sustainable infrastructure projects focused on reducing or mitigating the impacts of climate change through the allocation of our capital across the energy efficiency, renewable energy and other sustainable infrastructure markets. Under the direction of our chief executive officer and the board of directors, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our board of directors is responsible for our ESG oversight, including related policies and communications. Additionally, we have a committee comprised of employees from across our organization that is focused on implementing ESG strategies and policies and reports directly to our chief executive officer. Annually we publish a report that illustrates our progress on these matters.
Our business and business strategy are focused on addressing climate change, in part through the reduction of carbon emissions that have been scientifically linked to climate change. As described in the previous Investment Strategy section , we quantify the carbon impact of each of our investments. In addition, we operate our business in a manner intended to reduce our own environmental impact, including by purchasing carbon credits for 100% of the electricity used by our office, encouraging recycling and composting, and offering clean transportation employee incentives for electric and hybrid vehicles. We have also adopted policies focused on minimizing the environmental impact of our operations.
We are a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption. We participate in a number of initiatives and coalitions that share our commitment to climate action, corporate sustainability, climate-risk disclosure and reporting, and the expansion of clean energy including the United Nations-supported Principles for Responsible Investment, the United Nations Global Compact campaign entitled Business Ambition for 1.5°- Only Our Future, Climate Action 100+, and the reporting framework established by an international consortium of business and environmental NGOs referred to as the Climate Disclosure Standards Board.
Our corporate governance philosophy is based on maintaining a close alignment of our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:
•our board of directors is not staggered, with each of our directors subject to re-election annually;
•six of our seven directors have been determined to be independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;

•the lead independent director of the board of directors convenes and chairs executive sessions of the independent directors to discuss certain matters without management present;
•three of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);
•two of our directors (including our lead independent director are women) constituting 29% of the board in furtherance of our board diversity policy;
•our directors provide input on the agenda of which topics are discussed during board meetings;
•our Corporate Governance Guidelines provide for a majority vote policy for the election of directors pursuant to which any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our board of directors for their consideration to accept or reject such resignation;
•a target retirement age of 75 has been established for our directors;
•we have an active stockholder outreach program, including providing stockholders the right to vote on an advisory basis on the fairness of the remuneration of executives;
•our board members and named executive offers are required to maintain certain levels of stock ownership in our company ranging between three and six times their base salary or retainer, depending on position;
•our Statement of Corporate Policy Regarding Equity Transaction prohibits our directors and officers from hedging our equity securities, holding such securities in a margin account or pledging such securities as collateral for a loan;
•a Clawback Policy was adopted whereby it is possible to recoup performance or incentive-based compensation in the event of an accounting restatement due to material noncompliance with any financial reporting requirements under the securities laws (other than due to a change in applicable accounting methods, rules or interpretations);
•we have opted out of the control share acquisition statute in the Maryland General Corporations Law (the “MGCL”) and have exempted, from the business combinations statute in the MGCL, transactions that are approved by our board of directors;
•we do not have a stockholder rights plan; and
•our Nominating, Governance and Corporate Responsibility Committee oversees and directs our ESG strategies, activities, policies and communications.
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
OUR FOCUS ON TRANSPARENT ESG REPORTING
We believe in transparent reporting relating to ESG matters because we believe such reporting improves the understanding of our financial results. An emphasis on a durable social fabric, including diverse, engaged, and fairly compensated staff, is a material factor in our financial success. Similarly, our focus on achieving best-in-class corporate governance practices helps to ensure that our team will operate in a manner consistent with our organizational mission and deliver superior risk-adjusted investment returns. As discussed in the “Investment Strategy” section above, we quantify the environmental impact of every transaction we execute through the application of CarbonCount®. Our 2020 CarbonCount® and avoided emissions for investments originated in 2020 can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Environmental Metrics.
We continue to implement the recommendations of the TCFD and are located in this filing as follows;
•Governance - Included in this section “Environmental and Social Responsibility and Corporate Governance”,
•Strategy - Item 1. Business - Investment Strategy,
•Risk Management - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Impacting our Operating Results - Impact of climate of climate change on our future operations (Scenario Analysis). Also Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Risk Management, and
•Metrics and Targets - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Environmental Metrics.
In addition to the above environmental reporting initiatives, in 2020, we joined PCAF, a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions resulting from financed assets. We expect to implement our reporting in accordance with PCAF by 2023. We have also begun to disclose metrics related to our Human Capital and Social strategy. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics.
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
We compete primarily on the basis of service, price, structure and flexibility as well as the breadth and depth of our expertise. We may at times compete and at other times partner or work as a participant with alternative financing sources. The continued low yields in alternative investment opportunities and increasing investor acceptance of the climate solutions market has increased the level of competition we experience. The increase in the number and/or the size of our competitors in this market has resulted and could continue to result in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments.
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
EMPLOYEES; STAFFING
As of December 31, 2020, we employed 73 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. See above for discussion of our Human Capital and Social Strategy.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND OTHER LEADERSHIP TEAM PERSONNEL
Our executive officers and other leadership team personnel and their biographies are as follows:
Jeffrey W. Eckel, 62, has served as our president, chief executive officer, and chairman of our board of directors since 2013 and was with the predecessor of our company as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. Mr. Eckel is a member of the board of directors of the Alliance To Save Energy and on the Board of Trustees of The Nature Conservancy of Maryland and DC. Mr. Eckel was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where Mr. Eckel served until 2016 while also serving as its chairman from 2012 to 2014. Mr. Eckel has over 35 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration

degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses.
Jeffrey A. Lipson, 53, has served as an executive vice president and our chief operating officer since 2021 and as our chief financial officer since 2019. Previously, Mr. Lipson was president and chief executive officer and director of Congressional Bancshares and its subsidiary Congressional Bank from 2013 to 2018. Mr. Lipson continues to serve on the board of directors of Congressional Bank. Mr. Lipson has also been a senior vice president and the treasurer of CapitalSource Inc. and its subsidiary CapitalSource Bank and a senior vice president, Corporate Treasury, at Bank of America and its predecessor FleetBoston Financial. Mr. Lipson received a Bachelor of Science degree in Economics from Pennsylvania State University in 1989 and a Masters in Business Administration in Finance from New York University’s Leonard N. Stern School of Business in 1993. Mr. Lipson serves on the Board of Directors of the Jewish Council for the Aging of Greater Washington.
Susan D. Nickey, 60, has served as an executive vice president and our chief client officer since January 2021 and is responsible for leading business development and managing client relationships. Ms. Nickey previously served as a managing director from 2014 to 2021. Ms. Nickey currently serves as interim treasurer on the board of directors of the American Clean Power Association and also serves on the board of directors of the American Council of Renewable Energy. Additionally, Ms. Nickey is a member of the President’s Council at Ceres, a non-profit sustainability advocacy organization. Previously, she founded and served as CEO of Threshold Power. Ms. Nickey received a Bachelor in Business Administration from the University of Notre Dame in 1983 and a Master’s of Science in Foreign Service from Georgetown University in 1986.
Steven L. Chuslo, 63, has served as an executive vice president and our general counsel and secretary since 2013 and the chief legal officer since January 2021. Previously, Mr. Chuslo has served with the predecessor of our company as general counsel and secretary since 2008. Mr. Chuslo is responsible for governance support to the board of directors and management and oversees the company’s legal resources in the investment and portfolio management activities. Mr. Chuslo has more than 30 years of experience in the fields of securities, commercial and project finance, energy project development, and U.S. federal regulation. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst and a Juris Doctorate from the Georgetown University Law Center.
Nathaniel J. Rose, CFA, 43, has served as executive vice president since 2015 and a co-chief investment officer beginning in 2021. Previously, Mr. Rose served as our chief operating officer from 2015 to 2017, our chief investment officer from 2013 to 2015 and 2017 to 2020 and has been with the Company and its predecessor since 2000. Mr. Rose has been involved with a vast majority of our transactions since 2000. Mr. Rose earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.
Daniel K. McMahon, CFA, 49, has served us as an executive vice president since 2015 and is the head of our portfolio management group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Marc T. Pangburn, CFA, 35, has served as an executive vice president and a co-chief investment officer since January 2021. Mr. Pangburn joined the Company in 2013 and previously served as a managing director until 2021, and is jointly responsible for the Company’s investing activities. Previously, Mr. Pangburn worked at MP2 Capital, a solar development and financing company, where he was responsible for structuring the firm’s transactions, and worked in the private capital group at New York Life Investments, focusing on utilities, energy and infrastructure debt and equity investments. Mr. Pangburn received his Bachelor of Arts degree in economics from Drew University and is a CFA charter holder.
J. Brendan Herron, 60, has served as an executive vice president since 2013 and served in a variety of roles at the predecessor of our company and its affiliates from 1994 to 2005, and from 2011 to 2013. Mr. Herron served as our chief financial officer from 2013 to 2019. Mr. Herron will transition to an advisory consultant role in April 2021. Mr. Herron has over 25 years of experience in structuring, executing and operating infrastructure and technology investments. He formerly served on the U.S. Commerce Secretary’s Renewable Energy and Energy Efficiency Advisory Committee and is presently a member of the Board of Trustees of Calvert Hall College High School (Baltimore, MD). Mr. Herron received a Bachelor of Science degree in accounting and computer science from Loyola University Maryland in 1982 and a Master of Business Administration degree from Loyola University Maryland in 1987 and has passed the CPA and CMA examinations.
Richard R. Santoroski, 56, has served as executive vice president and chief analytics officer since January 2021 after joining the company in 2020 as a managing director. Mr. Santoroski is responsible for leading the company’s analytic strategy intended to inform investment, portfolio, and risk-related decisions. Previously, Mr. Santorski served as co-founder and managing partner of Wye Holdings from 2017 to 2020. From 2012 to 2016, he served as co-founder and managing director of American Capital Energy and Infrastructure (ACEI)., an emerging markets investor in power generation projects across Africa,

Asia, Latin America, and the Middle East. Prior to ACEI, Mr. Santoroski served as executive vice president, chief risk officer, and head of corporate mergers, acquisitions & development of The AES Corporation. Prior to joining AES, he worked for several years at New York State Electric and Gas as an engineer and energy trader. Mr. Santoroski holds a Bachelor of Science degree in electrical engineering from Pennsylvania State University as well as a Master of Science degree in electrical engineering and a Master of Business Administration degree from Syracuse University.
Katherine McGregor Dent, 48, has served as our senior vice president and chief human resources officer since April 2020, focusing on culture, strategy, and organizational development. Previously, Ms. Dent served as vice president, deputy general counsel, and assistant secretary from 2003 to 2020, where she played a key role in structuring, developing, negotiating, and closing several billions of dollars of transactions. Ms. Dent received a Bachelor of Arts in English from Niagara University in 1993 and a Juris Doctor from the University at Buffalo School of Law in 1996. Ms. Dent serves as the Chair of the Board of Trustees for St. Anne’s School of Annapolis.
Charles W. Melko, CPA, 40, has served as a senior vice president and our chief accounting officer since 2017 and as our treasurer since January 2021. He joined the Company in 2016 as a senior vice president and controller and has since been responsible for leading the company’s accounting and financial reporting function. In his treasurer role, he is involved in the company’s cash management and related capital markets activities. He is also responsible for leading the company’s ESG programs and continually driving best-practices in ESG disclosures. Previously, he served in a number of roles at PricewaterhouseCoopers LLP since 2005, including as a Senior Manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy in 2002, a Master of Business Administration degree in 2005 and a Master of Science degree in Accountancy from Wheeling Jesuit University in 2005. He holds a CPA license in West Virginia and Maryland.
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

Item 1A.    Risk Factors
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or market collectively as sustainable infrastructure projects or the industry. Please also refer to the sections entitled “Forward-Looking Statements” and “Risk Factor Summary”.
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
Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. For example, Federal Energy Regulatory Commission (“FERC”) recently conducted its own review of grid resiliency and the functioning of electricity markets and has made, and could continue to make, changes to policies and regulations related to the function of the electricity markets and grid resiliency which may negatively impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy. This could result in a significant reduction in the potential demand for such systems. Utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use energy efficiency and renewable energy systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.
Some projects in which we invest rely on net metering and related policies to improve project economics which if reduced could impact repayment of our investments or the return on our assets.
There has been a nationwide increase in distributed generation which has prompted discussions among policy makers and regulators regarding ways to both better integrate distributed energy resources into the electric grid and how to compensate distributed generators. Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other renewable energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their renewable energy system and is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Net metering policies are under review or have been limited or amended in a number of states. The ability and willingness of customers to pay for renewable energy systems which benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may also impact our returns on such systems.
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
Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including a project’s operating results, loan-to-value ratio, any cash reserve, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.
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
Accordingly, the adoption of the CECL model has affected how we determine our allowance for loan losses and is requiring us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If our required level of allowance for loan losses is material for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
The majority of our investments are not rated by a rating agency, which may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.
The majority of our investments are not rated by any rating agency and we expect that most of the assets we originate and acquire in the future will not be rated by any rating agency. Although we focus on sustainable infrastructure projects with high credit quality obligors, we believe that some of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.
Any credit ratings assigned to our assets, debt or obligors are subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
To the extent our assets, their underlying obligors, or our debt are rated by credit rating agencies or by our internal rating process, such assets, obligors or our debt will be subject to ongoing evaluation by credit rating agencies and our internal rating process, and we cannot assure you that any ratings will not be changed or withdrawn in the future. If rating agencies assign a lower-than-expected rating or if a rating is further reduced or withdrawn by a rating agency or us, or if there are indications of a potential reduction or withdrawal of the ratings of our assets, the underlying obligors or our debt in the future, the value of these assets could significantly decline, the level of borrowings based on such asset could be reduced or we could incur higher borrowing costs or incur losses upon disposition or the failure of obligors to satisfy their obligations to us.
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
In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations and may impact the cash available for distribution to our stockholders. Many of the projects are structured as special purpose limited liability companies which limits our ability to realize any recovery to the collateral or value of the project itself. In the event of the bankruptcy of a project owner, obligor, or other borrower, our investment or the project will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-

possession and our or the project’s contractual rights may be unenforceable under federal bankruptcy or state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.
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
We make subordinated and mezzanine debt and equity investments which may fail to be repaid or appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the success of the project in which we make such investments. Subordinated and mezzanine debt and equity investments involve a number of significant risks, including:
•such investments could be subject to further dilution as a result of the issuance of additional debt or equity interests and to serious risks because subordinated and mezzanine debt are subordinate to other indebtedness and in some cases, project tax equity, and equity interests are subordinate to all indebtedness (including trade creditors) and any senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•to the extent that a project in which we invest requires additional capital and is unable to obtain it, we may not recover our investment; and
•in some cases, subordinated and mezzanine debt may not pay current interest or principal or equity investments may not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the project in which we invest. The project may face unanticipated costs or delays or may not generate projected cash flows which could lead to the project generating lower than expected rates of return.

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
Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to performance risks, including risks due to extreme weather events, that could impact the repayment of and the return on our assets.
Energy efficiency, renewable energy and other sustainable infrastructure projects are subject to various construction and operating delays and risks that may cause them to incur higher than expected costs or generate less than expected amounts of savings or outputs such as electricity in the case of a renewable energy project. These risks include, extreme weather events, construction delays, a failure or degradation of our, our customers’ or the utilities’ equipment; obsolescence of, or an inability to find suitable, equipment or parts; labor shortages; less than expected supply of a project’s source of renewable energy, such as solar insolation and wind; or a faster than expected diminishment of such supply. Further, many projects in which we invest will be subject to competitive risks and to volatility in commodity prices including the price of energy. Any extended interruption in the project’s construction or operation, any cost overrun or failure of the project for any reason to generate the expected amount of output or cash flow, could have a material adverse effect on the repayment of and the return on our assets.
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
The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including extreme temperatures, wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our projects, including the result of changes in weather patterns (including floods, tsunamis, drought, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects. The resulting effects of climate change can also have an impact on the cost of, and the ability of a project to obtain, adequate insurance coverage to protect against related losses.
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
The ongoing operation of the projects in which we invest involves risks that include the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane, ice, wind, and temperature extremes, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions or other catastrophic events are inherent risks in the operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of projects, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling less electricity or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. The project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience any equipment breakdowns, insurance claims or non-performance by contractors or vendors.

Some of the projects in which we invest may require substantial operating or capital expenditures in the future.
Many of the projects in which we invest are capital intensive and require substantial ongoing expenditures for, among other things, additions and improvements, and maintenance and repair of plant and equipment related to project operations. In addition, there may be cash needs to settle certain contractual obligations of the projects, such as settlements or margining requirements related to hedging activities. While we do not typically bear the responsibility for these expenditures, any failure by the equity owner to make necessary operating or capital expenditures could adversely impact project performance. In addition, some of these expenditures may not be recoverable from current or future contractual arrangements.
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
We own land or leasehold interests used by renewable energy projects that are concentrated in a limited number of geographic locations. One consequence of this is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of leases, a significant decline in the market value of any single property or a natural disaster in a concentrated area. Our cash flow depends in part on the ability to lease the real estate to projects or other tenants on economically favorable terms. We could be adversely affected by various facts and events over which we have limited or no control, such as:
•lack of demand in areas where our properties are located;
•inability to retain existing tenants and attract new tenants;
•oversupply of space and changes in market rental rates;
•our tenants’ creditworthiness and ability to pay rent, which may be affected by their operations, the current economic situation and competition within their industries from other operators;
•defaults by and bankruptcies of tenants, failure of tenants to pay rent on a timely basis, or failure of tenants to comply with their contractual obligations;
•economic or physical decline of the areas where the properties are located; and
•destruction from natural disasters.
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
We generate substantially all of our revenue from operations in the United States. We may seek to expand our projects outside of the United States in the future. These operations will be subject to a variety of risks that we do not face in the United States, including risk from changes in foreign country regulations, infrastructure, legal systems and markets. Other risks include possible difficulty in repatriating overseas earnings and fluctuations in foreign currencies.
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
Risks Related to Borrowings
We use financial leverage in executing our business strategy, which may adversely affect the returns on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
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
We do not have a formal policy limiting the amount of debt we may incur. Our board of directors may change our leverage limits without stockholder approval.
Although we are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level, the amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage limits which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets and if the value of the pledged assets is below the value of the debt or if we default on a facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. We may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.
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
The covenants and restrictions included in our existing financings do, and the covenants and restrictions to be included in any future financings may, restrict our ability to, among other things:
•incur or guarantee additional debt;
•make certain investments, originations or acquisitions;
•make distributions on or repurchase or redeem capital stock;
•engage in mergers or consolidations;
•reduce liquidity below certain levels;
•grant liens;
•have a tangible net worth below a defined threshold;
•incur operating losses for more than a specified period; and
•enter into transactions with affiliates.
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
The expected discontinuance of the London interbank offered rate (“LIBOR”) and transition to alternative reference rates may adversely impact our borrowings and assets.
In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited (“IBA”) announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. Such announcement indicates that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR. For the most commonly used tenors (overnight and one, three, six and 12 months) of U.S. dollar LIBOR, the IBA is proposing to cease publication immediately after June 30, 2023, anticipating continued rate submissions from panel banks for these tenors of U.S. dollar LIBOR. The IBA’s consultation also proposes to cease publication of all other U.S. dollar LIBOR tenors, and of all non-U.S. dollar LIBOR rates, after December 31, 2021. The FCA and U.S. bank regulators have welcomed the IBA’s proposal to continue publishing certain tenors for U.S. dollar LIBOR through June 30, 2023 because it would allow many legacy U.S. dollar LIBOR contracts that lack effective fallback provisions and are difficult to amend to mature before such LIBOR rates experience disruptions. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Given consumer protection, litigation, and reputation risks, U.S. bank regulators believe entering into new financial contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks. In addition, they expect new financial contracts to either utilize a reference rate other than LIBOR or have robust fallback language that includes a clearly defined alternative reference rate after LIBOR’s discontinuation. Although the foregoing may provide some sense of timing, there is no assurance that LIBOR, of any particular currency and tenor, will continue to be published or be representative of the underlying market until any particular date, and it appears highly likely that LIBOR will be discontinued or modified after December 31, 2021 or June 30, 2023, depending on the currency and tenor.
The Alternative Reference Rates Committee, a group of private-market participants convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as a more robust reference rate alternative to U.S. dollar LIBOR. The use of SOFR as a substitute for U.S. dollar LIBOR is voluntary and may not be suitable for all market participants. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S.

dollar LIBOR and is less likely to correlate with the funding costs of financial institutions. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.
The debt drawn from our credit facilities is linked to U.S. dollar LIBOR. These facilities mature in July 2023. We expect similar financing arrangements, including new debt and interest rate hedge agreements, will be in place at the time at which the IBA ceases to publish LIBOR. It is not possible to predict all consequences of the IBA’s proposals to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Some of our LIBOR linked financing arrangements may not include robust fallback language that would facilitate replacing LIBOR with a clearly defined alternative reference rate after LIBOR’s discontinuation, and we may need to amend these before the IBA ceases to publish LIBOR. If such arrangements mature after LIBOR ceases to be published, our counterparties may disagree with us about how to calculate or replace LIBOR. Even when robust fallback language is included, there can be no assurance that the replacement rate plus any spread adjustment will be economically equivalent to LIBOR, which could result in a change in our interest rate. Modifications to any debt or interest rate hedging transactions or other contracts to replace LIBOR with an alternative reference rate could result in adverse tax consequences. In addition, any resulting differences in interest rate standards among our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to alternative reference rates will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
We expect LIBOR to be available in substantially its current form until the end of 2021. However, if a significant number of panel banks decline to provide LIBOR submissions to the IBA, it is possible that LIBOR will become unrepresentative of the underlying market and subject to increased volatility prior to such date. Should that occur, the risks associated with the transition to alternative reference rates will be accelerated and magnified.
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
Our common stock is listed on the New York Stock Exchange (“NYSE”). However, there can be no assurance that an active trading market for our common stock will continue, which could cause our common stock to trade at a discount to historical prices. Accordingly, no assurance can be given as to the ability of our stockholders to sell their common stock or the price that our stockholders may obtain for their common stock. Some of the factors that could negatively affect the market price of our common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity or changes in business strategy or prospects;
•changes in the mix of our investment products and services, including the level of securitizations or fee income in any quarter;
•actual or perceived conflicts of interest with individuals, including our executives;
•our ability to arrange financing for projects;
•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•seasonality in construction and demand for our investments;
•actual or anticipated accounting problems;
•publication of research reports about us or the sustainable infrastructure industry;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we may incur in the future;

•commodity price changes;
•interest rate changes;
•additions to or departures of our key personnel;
•speculation or negative publicity in the press or investment community;
•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our common stock, and would result in increased interest expenses on certain of our debt;
•changes in governmental policies, regulations or laws;
•failure to qualify, or maintain our qualification, as a REIT or failure to maintain our exemption from registration as an investment company under the 1940 Act;
•price and volume fluctuations in the stock market generally; and
•general market and economic conditions, including the current state of the credit and capital markets.
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
Our ability to make distributions may be adversely affected by a number of factors. Therefore, although we anticipate making quarterly distributions to our stockholders, our board of directors has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, raise additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. If we raise additional equity, our stock price could be materially and adversely affected. Our board of directors will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt covenants, maintenance of our REIT qualification, applicable provisions of the MGCL and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio;
•the cash flow we receive from our assets, including those subject to non-recourse debt; and

•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
Certain provisions of the MGCL may have the effect of deterring a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price of our common stock. We are subject to the “business combination” provisions of the MGCL that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, impose fair price and/or supermajority stockholder voting requirements on these combinations.
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
As permitted by the MGCL, our board of directors has by resolution exempted from the “business combination” provision of the MGC business combinations (1) between us and any other person, provided, that such business combination is first approved by our board of directors (including a majority of our directors who are not affiliates or associates of such person), (2) the Predecessor and its affiliates and associates as part of our formation transactions and (3) persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that our board of directors will not amend or revoke the exemption at any time.
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
Our charter authorizes us, and our bylaws and indemnification agreements entered into with each of our directors and executive officers require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of their ultimate entitlement to indemnification, to pay or reimburse defense costs and other expenses of each of our directors and officers in the defense of any proceeding to which he or she is made, or threatened to be made, a party or witness by reason of his or her service to us.
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
The structural improvements securing our receivables generally qualify as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing our receivables are integrated into and serve the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inure to us as a result of our receivables are sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficiency and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building need not be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. We have applied the analysis described above in a number of states that have adopted Section 9-604(b) of the UCC. In addition, in states where Section 9-604(b) of the UCC has not been adopted, we apply the analysis described above based on the application of the local real property laws of that state to the extent that we have received advice from counsel in those jurisdictions that local real property law provides us with appropriate rights to the buildings in which the structural improvements securing our receivables have been installed. Furthermore, we have applied the analysis described above to certain receivables secured by liens on structural improvements installed in buildings located in certain U.S. installations outside of the United States, based on our view that such installations are subject to U.S. sovereignty and as a result the UCC applies in such installations. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases which support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore remains uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that our receivables meet the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.
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
Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. In order to satisfy the TRS limitation, we may make loans to our TRSs that meet the requirements to be treated as qualifying investments of new capital, which are generally treated as real estate assets under the Internal Revenue Code. Because such loans are treated as real estate assets for purposes of the REIT requirements, we do not treat these loans as TRS securities for purposes of the TRS asset limitation, which is consistent with private rulings issued by the IRS. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs, which could adversely impact our qualification as a REIT. In addition, our TRSs have obtained financing in transactions in which we and our other subsidiaries have provided guaranties and similar credit support. Although we believe that these financings are properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
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
Risks Related to COVID-19
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
•difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deterioration in credit and financing conditions may affect our ability or the ability of our sustainable infrastructure projects and our ultimate off-taker or project users to make regular payments of principal, interest or project revenue (e.g., due to unemployment, underemployment, or reduced income or revenues) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our borrowing facilities or notes, affect our or our projects’ ability to meet liquidity, net worth, and leverage covenants under borrowing facilities or have a material adverse effect on the value of investments we hold or on our business, financial condition, results of operations and cash flows;
•temporary or lasting changes involving the status, practices and procedures of our or our projects or our projects’ sponsors’ operations, including with respect to new originations of investments - to the extent we elect or are required to limit or be more selective in making new originations of investments, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows; moreover, some of our ultimate off-taker or project users’ operations, or our operations, the sustainable infrastructure markets or projects and our ultimate off-taker or project users have not been able to and others may not be able to function effectively because of, among other factors, disruptions in the normal operation of sustainable infrastructure markets or projects, any inability to access short-term or long-term financing, a disruption in the market for securitization transactions, or the inability to access these markets or execute securitization transactions due to negative impacts to our, our projects or our ultimate off-taker or project users financial condition or operating capabilities resulting from the COVID-19 pandemic; any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments which reductions and impairments could be material;
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located at 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2020, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 18, 2021, we had 161 registered holders of our common stock. The 161 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 of the audited financial statements in this Form 10-K for details of our dividends declared in 2020 and 2019.
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
The following graph is a comparison of the cumulative total stockholder return from December 31, 2015 to December 31, 2020 on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and peer group indices, including the SNL Finance REIT Index, FTSE NAREIT All Equity REIT Index, Dow Jones Utility Average and Global X Renewable Energy Producers ETF. The graph assumes that $100 was invested at closing on December 31, 2015, in our shares of common stock, the S&P 500 Index, and the peer group indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below. In this Form 10-K we have added both the FTSE NAREIT All Equity REIT Index and the Global X Renewable Energy Producers ETF, which beginning with the 2021 Form 10-K will replace the SNL Finance REIT Index and the Dow Jones Utility Average as indices in this graph. As a growing, US-based, well-diversified, mid-cap REIT, we believe these indices are well positioned to serve as peer group indices. The FTSE Nareit All Equity REITs Index is a free-float adjusted, market capitalization-weighted index of US equity REITs. Constituents of the index include all tax-qualified REITs with more than 50 percent of total assets in qualifying real estate assets other than mortgages secured by real property. The Global X Renewable Energy Producers ETF is comprised of companies who generally own or operate assets similar to our investments in renewable energy projects.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, SNL Finance REIT, FTSE NAREIT All Equity REIT Index, Dow Jones Utility Average and Global X Renewable Energy Producers ETF)
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
HASI
S&P 500
SNL Finance REIT
FTSE NAREIT All Equity REIT Index
Dow Jones Utility Average
Global X Renewable Energy Producers ETF

Company or Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$106.65	$143.24	$121.22	$214.65	$442.07
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
SNL Finance REIT Index (1)	100.00	123.18	143.73	138.16	166.57	135.75
FTSE NAREIT All Equity REIT Index	100.00	108.87	118.31	113.50	146.01	138.60
Dow Jones Utility Average	100.00	118.18	133.95	136.61	173.90	176.83
Global X Renewable Energy Producers ETF	100.00	106.45	128.82	120.77	165.52	206.97

Sources: Bloomberg L.P. and S&P Global Market Intelligence, a division of S&P Global
(1)As of December 31, 2020, the SNL Finance REIT Index comprised of the following companies: AG Mortgage Investment Trust Inc.; AGNC Investment Corp.; American Church Mortgage Company; Annaly Capital Management Inc.; Anworth Mortgage Asset Corporation; Apollo Commercial Real Estate Finance, Inc.; Arbor Realty Trust Inc.; Ares Commercial Real Estate Corporation.; Arlington Asset Investment Corporation.; ARMOUR Residential REIT Inc.; Blackstone Mortgage Trust, Inc.; Broadmark Realty Capital Inc.; Capstead Mortgage Corporation.; Cherry Hill Mortgage Investment Corporation.; Chimera Investment Corporation.; Colony Credit Real Estate; Inc; CV Holdings Inc.; Dynex Capital Inc.; Ellington Financial Inc.; Ellington Residential Mortgage REIT; Exantas Capital Corp.; Granite Point Mortgage Trust; Great Ajax Corp.; Hannon Armstrong Sustainable Infrastructure Capital, Inc.; Hunt Companies Finance Trust; Invesco Mortgage Capital Inc.; KKR Real Estate Finance Trust, Inc.; Ladder Capital Corp.; Manhattan Bridge Capital, Inc.; MFA Financial Inc.; New Residential Investment Corp.; New York Mortgage Trust Inc.; NexPoint Real Estate Finance, Inc.; Orchid Island Capital Inc.; PennyMac Mortgage Investment Trust; Ready Capital Corp.; Redwood Trust Inc.; Sachem Capital Corp.; Starwood Property Trust Inc.; TPG RE Finance Trust Inc; Tremont Mortgage Trust; Two Harbors Investment Corporation.; and Western Asset Mortgage Capital Corporation.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of common stock during 2020.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
February 1 - February 29, 2020	165,090	$38.13	N/A	N/A
March 1 - March 31, 2020	267,653	36.14	N/A	N/A
May 1 - May 31, 2020	47,516	27.79	N/A	N/A
(1)    During the year ended December 31, 2020, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. 57,400 OP units were exchanged for shares of common stock during the year ended December 31, 2020. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    Selected Financial Data
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to ‘Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations’ on our Form 10-K for the year ended December 31, 2019 for a discussion of our results for the year ended December 31, 2018 and a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018.
Overview
We invest in climate solutions developed by the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe we are one of the first U.S. public companies solely dedicated to such climate change investments. Our goal is to generate attractive returns from a diversified portfolio of projects with long-term, predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
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
We completed approximately $1.9 billion of transactions during 2020, compared to approximately $1.3 billion during 2019. As of December 31, 2020, we held approximately $2.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and in certain cases, residual interests in the assets and ongoing fees. As of December 31, 2020, we managed approximately $4.3 billion in these trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of December 31, 2020, we manage approximately $7.2 billion of assets, which we refer to as our “Managed Assets”.
Our investments have taken many forms, including equity, joint ventures, land ownership, lending, or other financing transactions. We also generate ongoing fees through off-balance sheet securitization transactions, services, and asset management. We use borrowings as part of our strategy to increase potential returns to our stockholders and have available a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
As a result of increasing global awareness of and aversion to climate change impacts, we believe the sustainable infrastructure markets in which we invest, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. In January 2021, National Oceanic and Atmospheric Administration (“NOAA”) reported that 2020 was the second warmest year on record, with all seven of the warmest years on record having occurred since 2014.
Further, communities across the globe are increasingly experiencing the destructive economic impacts of climate change, which are only expected to increase in frequency and severity. According to the U.S. National Oceanic and Atmospheric Administration (“NOAA”), there were 22 natural disaster events in the United States in 2020, with an estimated individual cost of greater than $1 billion and an aggregate cost of approximately $95 billion. NOAA reports, that since 1980, the U.S. has sustained 285 separate billion-dollar weather events and climate disasters with cumulative costs exceeding $1.9 trillion dollars. In its Weather, Climate & Catastrophe Insight: 2020 Annual Report, Aon reports that there were 416 natural catastrophe events globally in 2020, resulting in economic losses of $268 billion representing increased losses of 8% compared to the century average
BloombergNEF (“BNEF”) reported in January 2021, that carbon solutions investment exceeded $500 billion annually with $85 billion being invested in the United States. In its Energy Efficiency 2020 report, the International Energy Agency (“IEA”) estimates global spending on energy efficiency at approximately $250 billion. Given that many projects are often self-financed (especially energy efficiency), we believe our total addressable market is likely a subset of these overall industry estimates. However, we believe these estimates are reliable indicators of market trends.
These positive industry trends coupled with the increasing environmental and economic imperative to reduce carbon emissions are expected to further broaden our investable universe. Investments in energy efficiency as a service allow organizations to avoid the upfront costs of efficiency investments by paying for efficiency-enabled cost savings as operating rather than capital expenses. In its Annual Energy Outlook 2021, the U.S. Energy Information Administration (“EIA”) estimates that decreasing energy intensity resulting from energy efficiency improvements will keep U.S. energy consumption for residential and commercial buildings growing at a level far below that of the U.S. economy. In addition, Lazard’s 2020 Levelized Cost of Energy Analysis shows that renewables continue to outperform traditional generation sources on a new-built cost basis with certain renewable technologies achieving competitiveness with existing conventional generation technologies on a marginal basis, making renewables even more attractive investment targets. Further, in its New Energy Outlook 2020, BNEF expects wind and solar generation to provide 56% of the world’s electricity by 2050, with renewables attracting $11 trillion of aggregate investment over this time period.
We expect the federal government to take, and they have taken, certain actions which are supportive of the industry for climate solutions. In December 2020, Congress extended the end date to December 2022 for qualifying property being eligible for the 26% investment tax credit for photovoltaic solar projects. The new presidential administration has taken immediate steps at the federal level which we believe signify support for climate solutions, including, but not limited to, rejoining the Paris Climate Accords and re-establishing a social price on carbon used in cost/benefit analysis for policy making. We expect the new administration, combined with a closely divided Congress, will result in additional regulations supportive of the markets in which we invest.
State governmental agencies are responding to climate change risks through the implementation of renewable portfolio standards (“RPS”) as well as energy reduction targets such as energy efficiency resource standards. According to the UCLA Luskin Center of Innovation one in three Americans lives in a city or state that has committed to, or already achieved, 100% clean electricity. Corporates are also responding to climate change risks - in part through renewable energy sourcing commitments. In its 2020 Annual Report, the RE 100, a global corporate leadership initiative bringing together influential businesses committed to 100% renewable electricity, reported that over 260 multinational companies have pledged to achieve 100% renewable energy with an average target date of 2028, with three quarters of those companies planning to reach 100% renewable energy by 2030.
Federal Energy Savings Performance Contracts (“ESPCs”) are an example of a public-private partnership that eliminate the need for a federal agency to find appropriated funds to replace, operate, and maintain energy-intensive equipment while also providing multiple ancillary benefits, including saving taxpayer dollars currently spent on energy consumption, improving conditions for federal workers and service men and women, and creating private sector jobs. Support for ESPCs remain bipartisan, and the new presidential administration is expected to continue to support the program. DOE announced that fiscal year 2020 was the most successful year in the history of the ESPC program, with over $842 million invested in qualifying projects, the third consecutive record year in the history of the program.
While we believe that the long-term growth prospects for our business remain positive, volatility in financial markets and commodity prices along with interest rate movements could impact the markets we serve. Further, the current interest rate environment of low yields coupled with increasing investor acceptance of our markets has increased competitive pressure. In 2020, the Federal Reserve Board of Governors lowered the rate at which banks lend to one another (known as the federal funds rate) to a range of 0 to 25 basis points. The Federal Reserve Board of Governors has indicated that their plan is to keep rates at this level for some time, until labor market conditions recover from the COVID-19 pandemic and their inflation target of 2 percent is met. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business.
According to the Department of Energy, average annual Henry Hub natural gas prices decreased by over 50% from 2014 to 2020, and its 2021 outlook forecasts that prices will stay below pre-2010 levels through 2050. As wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the United States, lower natural gas prices have negatively impacted, and are expected to continue to negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot market prices. For more detail on commodity price impacts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk”. We attempt to mitigate our exposure to these low commodity prices and future volatility, as well as any credit risk associated with these prices, by acquiring projects with contracted revenues, negotiating certain structural protections such as preferred returns, and through active asset management and portfolio monitoring. Similarly, we seek to manage credit risk that might arise from commodity price declines through our due diligence and underwriting processes, strong structural protections in our transaction agreements with customers, and active asset management and portfolio monitoring.
Notwithstanding any concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business. As a long-term participant committed to providing capital for sustainable infrastructure, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.
Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act and, the impact of climate change, and the impact of the novel coronavirus (COVID-19).
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
Income from Securitization, Syndication and Other Services
We will also earn gain on sale of financial assets or fee income by securitizing or selling all or a portion of certain transactions. For transactions that we securitize via a non-consolidated trust, we recognize a gain on the securitization. The gain may be comprised of both cash received and a residual interest in securitized assets. We may also recognize additional income from servicing fees from these securitized assets over the life of the asset.
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

The gain on sale income and our other sources of fee income will also vary depending on the level of our new origination activity and the portion of originated assets we decide to transfer to other investors. We view this revenue from such activities as a valuable component of our earnings and an important source of franchise value. The total amount of income from securitizations, syndications, and other services will vary on a quarter to quarter basis depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the potential income from a securitization or syndication, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exemption from registration under the 1940 Act.
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain our current level of financing costs. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to payment guarantees provided by ESCOs that are required in the event that certain energy savings are not realized by the customer. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have extended mezzanine loans to various special purpose entities which own residential solar projects, and the ultimate repayment of those loans is dependent on the creditworthiness of the related residential obligors. Our level of credit risk has increased, and is expected to continue to increase, as our strategy contemplates new investments in mezzanine debt and equity. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit losses. See Item 7A. Quantitative and Qualitative Disclosures about Credit Risks for further information on our credit risks and see Note 6 of our audited financial statements in this Form 10-K for additional detail of the credit risks surrounding our Portfolio.
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

Under a scenario where a carbon tax drives the price of power up by 10%, our wind equity investments may generate approximately 6% in additional cashflows over their life as compared to the cashflow the investments are expected to generate under the current baseline scenario.

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
However, the implementation of a carbon tax may also have a negative impact on the financial health of utilities and corporate entities who also purchase power from renewable energy projects in which we have invested. The credit ratings of these entities may be downgraded due to additional operating expenses resulting from a carbon tax. A credit rating downgrade may reduce the amount of financial leverage we are able to utilize. If this were to occur, our overall profitability could decline.

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
Significant growth in positive public sentiment for sustainable infrastructure investment	Increased demand for investment in sustainable infrastructure increase the volume of transactions in which we may invest, reduce our overall cost of capital and increase our profitability.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the positive impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.	An increased demand for sustainable infrastructure may increase competition and influence our pricing strategy. We would continue to review our pricing strategies with these opportunities.

Scenario 2 - Global temperatures increase more than 2 degrees Celsius above pre-industrial levels

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
No meaningful government policy to shift the trajectory of global climate change	Given current trends, even without an increase in government support, we might expect increased demand for climate solutions due to the improving economics and cost competitiveness of these technologies.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.
The increased demand in climate solutions may increase competition and influence our pricing strategy.
Such growth in demand may increase the volume of investment opportunities available to us.
An increase in demand for climate change resiliency solutions	Flooding and storm surges may become more frequent, resulting in an increase in demand for storm water management assets.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the positive impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.
The increased demand in climate solutions may increase competition and influence our pricing strategy.
Greater instability in the power grid may increase the demand for on-site and distributed power generation systems and battery storage.
If the above events occur, we may experience an increase in the volume of investment opportunities available to us.
Greater variability and instability in the commodity markets	Potential increases in the price of commodities (e.g., natural gas) due to climate change induced supply chain and transport disruptions, such as a major hurricane striking a series of gulf coast pipelines, may drive power prices higher, thus increasing financial returns from certain of our investments to the extent the power is sold at market prices rather than under fixed price contracts.	We believe any mentioned impacts that are realized, are short-term in nature and we would not expect a material impact on our investments.	We currently have risk management processes which include a recurring review of our investments through our portfolio management function to assess any increasing operational costs of our investments. For our existing portfolio, we will actively manage the risk to make appropriate adjustments to budget approvals, operational approvals, and other asset management tasks. For any new investments, we make conservative assumptions to protect our investments from such types of pricing volatility and will continue to do so, including new assumptions around commodity volatility as relevant.
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
	Solar energy assets that are not in the direct path of wildfires but are within the proximity thereof may have reduced power production due to ash soiling on the panels or reduced solar insolation due to ash clouds.	The potential impact of additional soiling of panels or ash clouds was assessed and is not expected to have a material impact on the cashflows and value of our portfolio.	To the extent this became a material issue we would seek out protections to mitigate any impact of this, such as adding panel washing requirements to contracts.
If the events above were to occur, we may experience reduced cash flows and financial returns from these investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
Operational performance of the projects in which we invest are impacted by the global temperature increase	A decrease in performance and power generation of the solar and wind energy assets related to our investments, as the performance of these assets vary based upon the ambient temperatures (in the case of solar) and air density (in the case of wind). Both conditions may be caused by increases in global temperatures.	Solar portfolio production can be affected by an increase in global temperature depending on the geography. If solar production decreases by 5% we may expect there to be a 11% decrease in expected cash flows from our solar equity investments.

High temperatures have a significant efficiency impact on wind turbines as high temperature faults create more wear and tear on equipment. If wind production decreases by 5% the cash flows from our wind equity investments would be expected to decrease by 7%.

		We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.	When underwriting our investment opportunities we make conservative assumptions regarding performance and operational expenses that protect our returns from some level of unexpected performance or operation issues in the future. We will continue to adjust our assumptions as additional risks and severity of climate risk are assessed. We actively manage our existing portfolio to preemptively and proactively address any operational or maintenance issues.
	Increased wind variability and increased wear on wind turbine components, which may increase operating costs.	An increase in operating expenses would result and if there was 5% higher operating expenses the cash flows from our wind equity investments would be expected to decrease by 1%.
	Increased operating costs and lower generation from the increase in temperatures may reduce our expected cash flows and financial returns from our investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	If there were both a decrease in production of 5% and higher operating expenses of 5% our cash flows from our wind equity and solar equity investments would be expected to decline by 8% and 12%, respectively. We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
An increase in water scarcity potentially resulting in an increase in the price of water	Water is used to clean the panels on solar energy assets to maintain their efficiency. An increase in water prices may reduce the cash flows and financial returns from our related investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	The impact of water scarcity and increased prices to our existing portfolio is not expected to have a material impact on the cash flows of our investments.	To the extent this becomes a material matter we would seek out protections to mitigate any impact of additional water related costs.
	Climate change related impacts to the amount of potable water supplies, such as irregular rainfall and salt water intrusion, may drive increases in the price of water. These increases in cost may increase the demand for assets that increase water use efficiency resulting in an increase in the volume of investment opportunities available to us.		The increased demand in these projects may increase competition and influence our pricing strategy.
An increase in the cost, or a change in the availability of insurance	In anticipation of climate change related physical risks, projects related to our investments in particularly vulnerable regions, such as low-lying coastal areas, may face increases in insurance costs. An increase in insurance costs may reduce the cash flows and financial returns from these investments and may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	Insurance policies are executed on an annual basis and in some regions the price of insurance could increase such that the cashflow and value of our projects in high risk geographic regions are affected. This increase in insurance cost would drive an increase in total operating expenses. We have estimated that an increase in operating expenses of 5% would be expected to reduce our cash flows from wind equity and solar equity projects by 1% and 2%, respectively.

		We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.	We require that the projects in which we invest are insured against casualty events that could impact our cash distributions. We continually evaluate whether there are superior asset or portfolio level policies that are available that optimize our insurance coverage and premium costs.
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
We closed our office and moved to a remote workforce in early March to help ensure the safety and productivity of our employees and help prevent the spread of COVID-19 among our workforce and in the community. We took this action early as we recognized the seriousness of the situation and wanted to protect our employees and the members of the communities in which they live and work. We have spent significant time and resources over the last several years to update our IT infrastructure and our use of the cloud to allow us to take this action. Operating as a remote workforce has not materially impacted our ability to carry out day to day operations. We have announced donations totaling $375,000 to several Maryland charities who are providing services during the pandemic as well as to charities addressing racial inequity.
We have taken certain actions to increase liquidity, including issuing approximately $300 million in common stock and issuing over $900 million of senior unsecured and convertible senior notes. We believe these actions give us ample liquidity to continue to operate our business and make investments in green projects as opportunities present themselves. See the Notes 7 and 8 to our financial statements and Liquidity and Capital Resources in this Form 10-K for further discussion of our liquidity.
Our financial results for 2020 have not been adversely impacted by COVID-19 to a material degree. We currently have no material loan delinquencies. We believe that the cost-savings attributes of the projects in which we invest provide incentive to borrowers and other obligors to continue to make their contractual payments.
The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. We expect to review and adjust our efforts as the circumstances and impacts of the pandemic develop and respond to the shifting business and financial landscape and heightened volatility in, among other things, financial markets as well as the general economy and the various federal, state and local guidelines on business operations. See the Risk Factors section of this Form 10-K for additional discuss of certain potential risks to our business arising from COVID-19.
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
Equity Method Investments
For our non-consolidated equity investments, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income. We further discuss our process for applying this method of income allocations in Note 2 of the audited financial statements of this Form 10-K.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses-Measurement of Credit Losses on Financial Instruments (“Topic 326”). Topic 326 significantly changes how entities will recognize and measure credit losses and impairments for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 replaces the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as currently required. The expected loss model inherently requires more judgment than the incurred loss model, as management’s expectations of the creditworthiness of our borrowers as well as macroeconomic factors such as power prices and unemployment rates can impact the provision for receivables we record. Topic 326 also simplifies the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and was adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company has adopted the new standard as of January 1, 2020. We further discuss our process for applying this accounting standard in Note 2 of the audited financial statements of this Form 10-K
Securitization of Financial Assets
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
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2019 and December 31, 2018, see “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
We make investments in climate solutions by providing capital to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe that Hannon Armstrong is one of the first U.S. public companies solely dedicated to such climate investments. Our goal is to generate attractive returns for our shareholders by investing in a diversified portfolio of assets and projects that reduce carbon emissions or increase resilience to climate change and generate long-term, recurring and predictable cash flows or cost savings from proven commercial technologies.
We completed approximately $1.9 billion of transactions during 2020, compared to approximately $1.3 billion during 2019. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio.” Our Portfolio was approximately $2.9 billion as of December 31, 2020 and $2.1 billion December 31, 2019.
Portfolio
Our Portfolio totaled approximately $2.9 billion as of December 31, 2020, and included approximately $1.4 billion of BTM assets and approximately $1.5 billion of GC assets. Approximately 44% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet. Approximately 43% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 13% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 230 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of December 31, 2020.
Our Portfolio included the following as of December 31, 2020:

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
The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2020:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$240	2021 to 2048
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	128	2022 to 2058
Fixed-rate receivables, interest rates greater than 6.50% per annum	882	2021 to 2069
Receivables	1,250
Less: Allowance for loss on receivables	(36)
Receivables, net of allowance	1,214
Fixed-rate investments, interest rates less than 5.00% per annum	43	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	12	2030 to 2051
Total receivables and investments	$1,269
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Years Ended December 31,
	2020	2019	2018
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$92	$68	$68
Average balance of receivables	$1,165	$930	$1,001
Average interest rate of receivables	7.9%	7.3%	6.8%
Interest income, investments	$2	$6	$7
Average balance of investments	$58	$148	$163
Average interest rate of investments	4.2%	4.3%	4.1%
Rental income	$26	$26	$25
Average balance of real estate	$361	$364	$350
Average yield on real estate	7.2%	7.1%	7.0%
Average balance of receivables, investments, and real estate	$1,584	$1,442	$1,514
Average yield from receivables, investments, and real estate	7.6%	6.9%	6.5%
Debt
Interest expense	$92	$64	$77
Average balance of debt	$1,797	$1,307	$1,544
Average cost of debt	5.1%	4.9%	5.0%
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2020:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,250	$106	$200	$387	$557
Investments	55	5	3	14	33

See Note 6 of our audited financial statements in this Form 10-K for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2020,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2020,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 of our audited financial statements in this Form 10-K. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

	Years ended December 31,		$ Change	% Change
	2020	2019
	(dollars in millions)
Revenue
Interest income	$96	$76	$20	26%
Rental income	26	26	—	—%
Gain on sale of receivables and investments	50	24	26	108%
Fee income	15	16	(1)	(6)%
Total revenue	187	142	45	32%
Expenses
Interest expense	92	64	28	44%
Provision for loss on receivables	10	8	2	25%
Compensation and benefits	38	29	9	31%
General and administrative	15	15	—	—%
Total expenses	155	116	39	34%
Income before equity method investments	32	26	6	23%
Income (loss) from equity method investments	48	64	(16)	(25)%
Income (loss) before income taxes	80	90	(10)	(11)%
Income tax benefit (expense)	3	(8)	11	(138)%
Net income (loss)	$83	$82	$1	1%

•Net income increased by approximately $1 million as a result of a $45 million increase in total revenue, a $39 million increase in total expenses, a $16 million decrease in income from equity method investments, and a $11 million increase in income tax benefit (expense). These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest and rental income increased by $20 million due to the addition of higher yielding assets to an overall larger portfolio.
•Gain on sale and fee income increased by $25 million primarily due to a change in the mix of assets being securitized.

•Interest expense for the year increased by approximately $28 million primarily as a result of higher outstanding balances of debt during the year.
•Provision for loss on receivables was $10 million primarily as a result of provisions based on new loans and loan commitments made during the year required by the new credit loss standard. The prior period provision of $8 million, recorded under the previous incurred loss model, was due to a 2019 court ruling related to receivables that were previously placed on non-accrual status in 2017.
•Compensation and benefits increased by $9 million as a result of an increase in our employee headcount and incentive compensation.
•Income from equity method investments decreased by $16 million, primarily due to the GAAP gain of $28 million recognized from the sale of a portfolio of wind projects in 2019 which did not recur in the current year, partially offset by additional income resulting from the realization of tax attributes by our co-investors.
•Income tax benefit (expense) increased by $11 million as a result of higher taxable income in 2019 largely due to the gain on the sale of the portfolio of wind projects discussed above which did not recur in the current year.
Non-GAAP Financial Measures
We consider the following Non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) distributable earnings, (2) managed assets, and (3) distributable net investment income. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These Non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.
Distributable Earnings
We are changing the name of our primary Non-GAAP earnings metric from Core (Pre-CECL) earnings to distributable earnings with no change in the historical method of calculation. We will no longer be reporting a Core earnings metric which includes the CECL provision. We calculate distributable earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. Judgment will be utilized in determining when we will reflect the losses on receivables in our distributable earnings. In making this determination, we will consider certain circumstances such as, the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, distributable earnings may also exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as approved by a majority of our independent directors.
We believe a Non-GAAP measure, such as distributable earnings, that adjusts for the items discussed above is and has been a meaningful indicator of our economic performance and is useful to our investors as well as management in evaluating our performance as it relates to expected dividend payments over time. As a REIT, we are required to distribute substantially all of our taxable income to investors in the form of dividends and is a principal focus of our investors. Additionally, we believe that our investors also use distributable earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of distributable earnings is useful to our investors.
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
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating distributable earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our distributable earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns.
The following table provides results related to our equity method investments for the last three years:

	For the years ended December 31,
	2020	2019	2018
	(dollars in millions)
Income under GAAP	$48	$64	$22

Distributable earnings	$55	$41	$41
Return of capital	102	60	74
Cash collected	$157	$101	$115

Distributable earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating distributable earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported distributable earnings may not be comparable to similar metrics reported by other companies.
We have calculated our distributable earnings for the years ended December 31, 2020, 2019 and 2018. The table below provides a reconciliation of our GAAP net income to distributable earnings:

	For the Years Ended December 31,
	2020		2019		2018
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders (1)	$82,416	$1.10	$81,564	$1.24	$41,577	$0.75
Distributable earnings adjustments
Reverse GAAP income from equity method investments	(47,963)		(64,174)		(22,162)
Add equity method investments earnings adjustment	55,305		41,437		40,923
Non-cash equity-based compensation charges	16,791		14,160		10,066
Non-cash provision for loss on receivables	10,096		8,027		—
Amortization of intangibles	3,291		3,285		3,207
Non-cash provision (benefit) for taxes	(2,779)		8,091		1,968
Current year earnings attributable to non-controlling interest	343		356		221
Distributable earnings (2)	$117,500	$1.55	$92,746	$1.40	$75,800	$1.38
(1)This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 75,588,286 shares, 66,046,401 shares and 54,742,869 shares for the years ended December 31, 2020, 2019 and 2018, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.
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
The following is a reconciliation of our GAAP Portfolio to our Managed Assets as of December 31, 2020, 2019, and 2018:

	As of and for the year ended December 31,
	2020	2019	2018
	(dollars in millions)
Equity method investments	$1,280	$499	$471
Government receivables	248	263	497
Commercial receivables	965	896	447
Real estate	359	362	365
Investments	55	75	170
Assets held in securitization trusts	4,308	4,101	3,334
Managed assets	$7,215	$6,196	$5,284
Credit losses as a percentage of assets under management (1)	0.0%	0.1%	0.0%
(1)Represents those credit losses that are are considered in determining distributable earnings.

Distributable Net Investment Income
We have a portfolio of investments in climate solutions which we finance using a combination of debt and equity. We calculate distributable net investment income by adjusting GAAP-based net investment income for those earnings adjustments related to our distributable earnings which impact net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies. Also refer to discussion above related to Distributable Earnings.
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Interest income	$95,559	$76,200	$75,935
Rental income	25,878	25,884	24,606
GAAP-based investment revenue	$121,437	$102,084	$100,541
Interest expense	92,182	64,241	76,874
GAAP-based net investment income	$29,255	$37,843	$23,667
Equity method earnings adjustment	55,305	41,437	40,923
Amortization of real estate intangibles	3,089	3,082	3,003
Distributable net investment income	$87,649	$82,362	$67,593
Other Measures
The following are certain other financial measures for the years ended December 31, 2020, 2019 and 2018.

	Years Ended December 31,
	2020	2019	2018
Return on assets - GAAP basis	2.8%	3.6%	1.9%
Return on equity - GAAP basis	7.7%	9.4%	5.7%
Average equity to average total assets ratio - GAAP basis	36.8%	38.4%	32.9%
Portfolio Yield
We calculate portfolio yield as the weighted average underwritten yield of the investments in our Portfolio as of the end of the period. Underwritten yield is the rate at which we discount the expected cash flows from the assets in our Portfolio to determine our purchase price. In calculating underwritten yield, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and we may update this yield to reflect our most current estimates of project performance. We believe that portfolio yield provides an additional metric to understand certain characteristics of our Portfolio as of a point in time. Our management uses portfolio yield this way and we believe that our investors use it in a similar fashion to evaluate certain characteristics of our Portfolio compared to our peers, and as such, we believe that the disclosure of portfolio yield is useful to our investors.
Our Portfolio totaled approximately $2.9 billion as of December 31, 2020. Unlevered portfolio yield was 7.6% as of both December 31, 2020 and 2019. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-K for additional discussion of the characteristics of our portfolio as of December 31, 2020.
Environmental Metrics
As discussed in Item 1. Business, as part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments. In this calculation which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2020 will reduce annual carbon emissions by approximately 2.0 million metric tons.

In assessing our performance and results of operations, we also consider the impact of our operations on the environment. We utilize the carbon emissions categorizations established by the World Resources Institute Greenhouse Gas Protocol Corporate Standards (“Standards”) to set goals and calculate our estimated emissions. The categorizations are as follows:
•Scope 1 GHG emissions - Direct emissions - Emissions from operations that are owned or controlled by the reporting company.
•Scope 2 GHG emissions - Indirect emissions - Emissions from the generation of purchased or acquired energy such as electricity, steam, heating or cooling, consumed by the reporting company.
•Scope 3 GHG emissions - Indirect emissions - All other indirect emissions that occur in the value chain of the reporting company, including both upstream and downstream emissions.
The table below illustrates our goals and performance for 2020 in metric tons (“MT”).

Category	Goal	Performance
Scope 1 GHG emissions	0 MT	0 MT
Scope 2 GHG emissions	0 MT	0 MT1
Scope 3 GHG emissions	0 MT2	< 200 MT2
(1)Performance stated is market-based.
(2)Our stated actual performance for Scope 3 GHG emissions does not include the carbon emissions or the emissions reductions as a result of our investments. The first year carbon emissions reductions as a result of our investments originated in 2020 are 2.0 million MT.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce and our progress in fostering a diverse and inclusive work environment. As of December 31, 2020, we employed 73 people full-time, one person part-time, and five people as independent contractors. As a growing company, the average tenure of our employees as of December 31, 2020, was approximately 5 years, and more than 47% of our employees had been employed by us for more than 4 years. For the year ending December 31, 2020, we had no retirements or resignations related to ill health.
As discussed in Item 1. Business - Human Capital and Social Strategy, we are undertaking studies and are focused on continuing to increase the diversity of our workforce at all levels of our organization and are in the process of developing goals to enhance diversity and inclusion. These metrics are and will continue to be actively managed and will be reported along with the results of the studies to our executive leadership as well as our board of directors.
Metrics surrounding the diversity and inclusion of our workforce are shown below:
Percentage of various levels of the workforce who identify as male or female

Percentage of various levels of the workforce who identify as racial- or ethnic-minorities
In addition to diversity of gender and ethnic background, we also value diversity of thought, with 58% of our leadership team and 57% of our board of directors possessing degrees outside the fields of business or economics, including in science and engineering, liberal and fine arts, and law.

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
We believe we have substantial liquidity as of December 31, 2020, with unrestricted cash balances of $286 million compared to $6 million as of December 31, 2019. We have been able to successfully access the equity markets, raising approximately $300 million under our "at-the-market" equity distribution program (our "ATM program") during the twelve months ended December 31, 2020. During 2020, we have issued $775 million principal amount of senior unsecured notes and $144 million of convertible notes.
We have two senior secured revolving credit facilities (“Rep-Based Facility” and “Approval-Based Facility”) with several lenders with a combined maximum commitment of $450 million. For additional information on our credit facilities, see Note 7 to our audited financial statements on this Form 10-K. As of December 31, 2020, we had approximately $605 million of non-recourse borrowings. We have approximately $1.3 billion of senior unsecured notes and $294 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies throughout 2020. As of December 31, 2020, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $4.3 billion.
In addition to general operational obligations which are typically paid as incurred and dividends, which are declared by our board of directors quarterly, our future cash needs include the non-amortizing balances of our senior unsecured debt and the balances of our credit facilities. Cash maturities related to these obligations are shown below:

Cash Maturities of Outstanding Debt
$600
$500
$400
$300
$200
$100
$—
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Credit Facility

The above cash maturities do not include our non-recourse debt, given that to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. The above also does not include convertible debt maturities, as it is possible those obligations will be settled with the issuance of shares. For further information on non-recourse debt and our convertible notes, see Note 8 to our financial statements.

Large institutional investors have provided the financing for our on and off-balance sheet financings. We have worked to expand our liquidity and access to the debt and bank loan markets. For further information on the credit facilities, senior unsecured notes, asset backed non-recourse debt, convertible notes, and securitizations, see Notes 5, 7 and 8 to our audited financial statements of this Form 10-K.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage the Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of December 31, 2020, which is below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 99% as of December 31, 2020, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage as of December 31, 2020 and 2019 is shown in the chart below:

	December 31, 2020	% of Total	December 31, 2019	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$23	1%	$33	2%
Fixed-rate debt	2,166	99%	1,360	98%
Total debt (1)	$2,189	100%	$1,393	100%
Equity	$1,210		$940
Leverage	1.8 to 1		1.5 to 1
(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and approximately $2 million of non-recourse debt with floating rate exposure as of December 31, 2019. Fixed-rate debt also includes the present notional value of non-recourse debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.
We intend to use financial leverage for the primary purpose of financing our Portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage limit, if our board of directors approves a material change to this limit, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.
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
Sources and Uses of Cash
We had approximately $310 million and $107 million unrestricted cash, cash equivalents, and restricted cash as of December 31, 2020 and 2019, respectively.

Cash Flows Relating to Operating Activities
Net cash provided by operating activities was approximately $73 million for the year ended December 31, 2020, driven primarily by net income of $83 million, less adjustments for non-cash and other items of $10 million. The non-cash and other adjustments consisted of increases of $3 million of depreciation and amortization, $8 million for amortization of finance costs, $17 million related to equity-based compensation, $13 million for equity method investments, $8 million related to accounts payable and accrued expenses, $14 million for gain on sale of receivables and investments, and $10 million for provision for loss on receivables. These increases were offset by $56 million related to non-cash gains on securitizations and $27 million related to other items.
Net cash provided by operating activities was approximately $29 million for the year ended December 31, 2019, driven primarily by net income of $82 million, less adjustments for non-cash and other items of $53 million. The non-cash and other adjustments consisted of increases of $4 million of depreciation and amortization, $6 million for amortization of financing costs, $14 million related to equity-based compensation, $5 million related to accounts payable and accrued expenses, $13 million for gain on sale of receivables and investments, and $8 million for provision for loss on receivables. These increases were offset by $56 million related to non-cash gains on securitizations, $34 million related to equity method investments, and $13 million related to other items.
Cash Flows Relating to Investing Activities
Net cash used in investing activities was approximately $831 million for the year ended December 31, 2020. We made equity method investments of $886 million, investments in receivables and fixed rate debt securities of $296 million, and funded escrow accounts of $23 million. These were offset by collected payments of $135 million from receivables and fixed rate debt securities and the receipt of $128 million from the sale of financial assets. We also collected $99 million from equity method investments which are considered return of capital determined under GAAP, withdrew $8 million from escrow accounts, and had other cash inflows of $3 million.
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
Cash Flows Relating to Financing Activities
Net cash provided by financing activities was approximately $962 million for the year ended December 31, 2020. We received proceeds from the issuance of senior unsecured debt of $771 million, net proceeds from common stock issuances of $298 million, proceeds from the issuance of convertible notes of $144 million, proceeds from credit facilities of $126 million, and proceeds from non-recourse debt of $16 million. These were partially offset by principal payments on credit facilities of $134 million, principal payments on non-recourse debt of $126 million, payments of $17 million for withholding requirements as a result of the vesting of employee shares, and payments of dividends, distributions, and other financing activities of $116 million.
Net cash provided by financing activities was approximately $219 million for the year ended December 31, 2019. We received proceeds from credit facilities of $102 million, proceeds from non-recourse debt of $131 million, proceeds from the issuance of senior unsecured debt of $507 million, and net proceeds from common stock issuances of $138 million. These were partially offset by principal payments on credit facilities of $328 million, principal payments on non-recourse debt of $207 million, payments of deferred funding obligations of $19 million, payments of $9 million for withholding requirements as a result of the vesting of employee shares, and payments of dividends, distributions, and other financing activities of $96 million.

Contractual Obligations and Commitments
The following table provides a summary of our contractual obligations as of December 31, 2020:

	Payment due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 Years	3 - 5 Years	More than 5 years
	(in millions)
Credit facilities	$23	$—	$23	$—	$—
Interest on credit facilities (1)	2	1	1	—	—
Non-recourse debt (2)	605	29	57	65	454
Interest on non-recourse debt (2)	225	24	45	39	117
Senior unsecured notes (3)	1,275	—	—	900	375
Interest on senior unsecured notes	353	64	129	90	70
Convertible notes (4)	294	—	294	—	—
Interest on convertible notes	12	6	6	—	—
Operating lease obligations	4	1	1	1	1
Total	$2,793	$125	$556	$1,095	$1,017
(1)Interest is calculated based on the interest rate in effect at December 31, 2020, and includes all interest expense incurred and expected to be incurred in the future based on the current principal balance through the contractual maturity of the credit facilities.
(2)These amounts exclude $12 million of unamortized debt issuance costs. Interest is calculated based on the interest rate in effect at December 31, 2020, including the effect of interest rate hedges as applicable.
(3)Excludes $15 million of unamortized debt issuance costs and $2 million of unamortized issuance premium.
(4)Excludes $5 million of unamortized debt issuance costs.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $164 million as of December 31, 2020, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our audited financial statements in this Form 10-K, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K.
In connection with some of our transactions, we have provided certain limited guarantees to other transaction participants covering the accuracy of certain limited representations, warranties or covenants and provided an indemnity against certain losses from “bad acts” including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers. In some transactions, we have also guaranteed our compliance with certain tax matters, such as negatively impacting the investment tax credit and certain other obligations in the event of a change in ownership or our exercising certain protective rights.
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
The dividends declared in 2020 and 2019 are described in Note 11 of the audited financial statements in this Form 10-K.
Book Value Considerations
As of December 31, 2020, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of December 31, 2020, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our government and commercial receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
We utilize a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our financial statements in this Form 10-K.
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
Our credit facilities are variable rate lines or credit with approximately $23 million outstanding as of December 31, 2020. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $23 million in variable rate borrowings by $28 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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

Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions, amounting to approximately $19 million (net of recoveries) on the approximately $8 billion of transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

Adoption of ASU 2016-13

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and the related amendments.

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
As discussed in Note 2 to the consolidated financial statements, the Company makes equity investments in renewable energy and energy efficiency projects that are accounted for under the equity method of accounting. During the year ended December 31, 2020, the Company made new equity investments in renewable energy and energy efficiency projects amounting to $886 million and held $1.3 billion of equity investments in renewable energy and energy efficiency projects as of December 31, 2020. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is critical to its determination that it is not the primary beneficiary of the investee. Also, as described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments.

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

February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 22, 2021

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$286,250	$6,208
Equity method investments	1,279,651	498,631
Government receivables	248,455	263,175
Commercial receivables, net of allowance of $36 million and $8 million, respectively	965,452	896,432
Real estate	359,176	362,265
Investments	55,377	74,530
Securitization assets	164,342	123,979
Other assets	100,364	162,054
Total Assets	$3,459,067	$2,387,274
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$59,944	$54,351
Credit facilities	22,591	31,199
Non-recourse debt (secured by assets of $723 million and $921 million, respectively)	592,547	700,225
Senior unsecured notes	1,283,335	512,153
Convertible notes	290,501	149,434
Total Liabilities	2,248,918	1,447,362
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 76,457,415 and 66,338,120 shares issued and outstanding, respectively	765	663
Additional paid in capital	1,394,009	1,102,303
Accumulated deficit	(204,112)	(169,786)
Accumulated other comprehensive income (loss)	12,634	3,300
Non-controlling interest	6,853	3,432
Total Stockholders’ Equity	1,210,149	939,912
Total Liabilities and Stockholders’ Equity	$3,459,067	$2,387,274

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2020	2019	2018
Revenue
Interest income	$95,559	$76,200	$75,935
Rental income	25,878	25,884	24,606
Gain on sale of receivables and investments	49,887	24,423	32,928
Fee income	15,583	15,074	5,927
Total revenue	186,907	141,581	139,396
Expenses
Interest expense	92,182	64,241	76,874
Provision for loss on receivables	10,096	8,027	—
Compensation and benefits	37,766	28,777	25,651
General and administrative	14,846	14,693	15,091
Total expenses	154,890	115,738	117,616
Income before equity method investments	32,017	25,843	21,780
Income (loss) from equity method investments	47,963	64,174	22,162
Income (loss) before income taxes	79,980	90,017	43,942
Income tax benefit (expense)	2,779	(8,097)	(2,144)
Net income (loss)	82,759	81,920	41,798
Net income (loss) attributable to non-controlling interest holders	343	356	221
Net income (loss) attributable to controlling stockholders	$82,416	$81,564	$41,577
Basic earnings (loss) per common share	$1.13	$1.25	$0.75
Diluted earnings (loss) per common share	$1.10	$1.24	$0.75
Weighted average common shares outstanding—basic	72,387,581	63,916,440	52,780,449
Weighted average common shares outstanding—diluted	74,373,169	64,771,491	52,780,449

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
Net income (loss)	$82,759	$81,920	$41,798
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $(1.1) million, $(0.6) million and $0.1 million in 2020, 2019, and 2018 respectively	12,437	11,249	(1,177)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $1.0 million, $1.8 million, and $0.0 million in 2020, 2019, and 2018 respectively	(3,063)	(6,243)	555
Comprehensive income (loss)	92,133	86,926	41,176
Less: Comprehensive income (loss) attributable to non-controlling interest holders	383	378	218
Comprehensive income (loss) attributable to controlling stockholders	$91,750	$86,548	$40,958

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2017	51,665	$517	$770,983	$(131,251)	$(1,065)	$3,597	$642,781
Net income	—	—	—	41,577	—	221	41,798
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(1,171)	(6)	(1,177)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	552	3	555
Issued shares of common stock	8,611	86	186,808	—	—	—	186,894
Equity-based compensation			10,715	—	—	57	10,772
Issuance (repurchase) of vested equity-based compensation shares	226	2	(3,055)	—	—	—	(3,053)
Other	8	—	(67)	—	—	(79)	(146)
Dividends and distributions	—	—	—	(73,531)	—	(370)	(73,901)
Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income	—	—	—	81,564	—	356	81,920
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,200	49	11,249
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(6,216)	(27)	(6,243)
Issued shares of common stock	5,399	54	138,347	—	—	—	138,401
Equity-based compensation	—	—	12,355	—	—	55	12,410
Issuance (repurchase) of vested equity-based compensation shares	425	4	(9,173)	—	—	—	(9,169)
Other	4	—	(61)	—	—	(43)	(104)
Tax basis difference on contributed asset	—	—	(4,549)	—	—	—	(4,549)
Dividends and distributions	—	—	—	(88,145)	—	(381)	(88,526)
Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	82,416	—	343	82,759
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,380	57	12,437
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(3,046)	(17)	(3,063)
Issued shares of common stock	9,523	96	298,375	—	—	—	298,471
Equity-based compensation	—	—	9,711	—	—	4,812	14,523
Issuance (repurchase) of vested equity-based compensation shares	537	6	(17,293)	—	—	—	(17,287)
Other	59	—	913	—	—	(859)	54
Dividends and distributions	—	—	—	(102,711)	—	(841)	(103,552)
Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$82,759	$81,920	$41,798
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables	10,096	8,027	—
Depreciation and amortization	3,580	3,593	4,526
Amortization of financing costs	7,789	6,435	10,727
Equity-based compensation	16,791	14,160	10,066
Equity method investments	13,099	(34,392)	4,312
Non-cash gain on securitization	(55,413)	(56,717)	(25,728)
Gain on sale of receivables and investments	13,811	13,241	—
Changes in receivables held-for-sale	—	—	12,685
Loss on debt extinguishment	—	—	9,245
Changes in accounts payable and accrued expenses	8,023	5,184	6,882
Accrued interest and other	(27,253)	(11,962)	(15,720)
Net cash provided by operating activities	73,282	29,489	58,793
Cash flows from investing activities
Equity method investments	(885,862)	(152,096)	(76,349)
Equity method investment distributions received	98,571	71,183	88,160
Proceeds from sales of equity method investments	—	81,297	35,849
Purchases of and investments in receivables	(256,323)	(497,866)	(292,834)
Principal collections from receivables	132,958	57,670	345,956
Proceeds from sales of receivables	59,398	134,932	—
Purchases of real estate	—	—	(27,549)
Purchases of investments	(40,185)	(45,830)	(25,308)
Principal collections from investments	2,424	6,626	5,252
Proceeds from sales of investments and securitization assets	68,520	139,230	—
Funding of escrow accounts	(23,178)	(28,953)	(34,980)
Withdrawal from escrow accounts	8,094	30,707	33,108
Other	3,931	1,959	(505)
Net cash provided by (used in) investing activities	(831,652)	(201,141)	50,800

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities
Proceeds from credit facilities	126,000	101,500	171,783
Principal payments on credit facilities	(134,594)	(328,465)	(46,604)
Proceeds from issuance of non-recourse debt	15,938	130,988	69,255
Principal payments on non-recourse debt	(125,969)	(206,705)	(390,537)
Proceeds from issuance of senior unsecured notes	771,250	507,313	—
Proceeds from issuance of convertible notes	143,750	—	—
Payments on deferred funding obligations	(629)	(18,791)	(73,946)
Net proceeds of common stock issuances	298,070	138,383	187,265
Payments of dividends and distributions	(99,867)	(86,406)	(70,989)
Withholdings on employee share vesting	(17,287)	(9,168)	(3,053)
Other	(14,547)	(9,764)	(11,591)
Net cash provided by (used in) financing activities	962,115	218,885	(168,417)
Increase (decrease) in cash, cash equivalents, and restricted cash	203,745	47,233	(58,824)
Cash, cash equivalents, and restricted cash at beginning of period	106,586	59,353	118,177
Cash, cash equivalents, and restricted cash at end of period	$310,331	$106,586	$59,353
Interest paid	$75,934	$48,056	$72,078
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	—	(112,027)	(6,973)
Non-cash changes in receivables and investments (investing activity)	—	93,730	(248)
Non-cash changes in residual assets (investing activity)	(56,967)	(61,001)	(25,827)
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020
1. The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) focuses on making investments in climate solutions by providing capital to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns from a diversified portfolio of projects with long-term and predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, lending or other financing transactions, as well as real estate ownership and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
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

Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantees of certain of their obligations. Certain other equity method investments have been assessed to be voting interest entities as we exert significant influence through our ownership of voting interests, and accordingly we do not consolidate.
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
Real Estate
Real estate consists of land or other real estate and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842 (“Topic 842”), Leases, and thus are accounted for similarly to our Commercial Receivables as described above in Government and Commercial Receivables.
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
The capitalized off-market lease values are amortized as an adjustment to rental income over the term used to value the intangible. We also record, as appropriate, an intangible asset for in-place leases. The value of the leases in place at the time of the transaction is equal to the potential income lost if the leases were not in place. The amortization of this intangible occurs over the initial term unless management believes that it is reasonably certain that the tenant would exercise the renewal option, in which case the amortization would extend through the renewal period. If a lease were to be terminated, all unamortized amounts relating to that lease would be written off.
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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries (“TRS”) which are taxed separately, and which will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis several organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT’s net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
We account for income taxes under ASC 740, Income Taxes (“ASC 740”) for our TRS using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our equity investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises. Any deferred tax impacts resulting from transfers of assets to or from our TRS are recorded as an adjustment to additional paid-in capital, as it is a transfer amongst entities under common control.
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
Equity-Based Compensation
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (as amended, the “2013 Plan”), which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity based awards as compensation to our independent directors, employees, advisors, consultants and other personnel under our 2013 Plan. Certain awards earned under the plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, certain LTIP units issued by our Operating Partnership also require a certain level of appreciation of partnership interests to occur before parity is reached and LTIP units can be converted to limited partnership units.
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

Recently Issued Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Topic 326 which significantly changes how entities will recognize and measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. Topic 326 has replaced the “incurred loss” approach under existing guidance with an “expected loss” model for instruments measured at amortized cost and require entities to record allowances for expected losses from available-for-sale debt securities rather than reduce the amortized cost, as previously required. It also simplified the accounting model for purchased credit-impaired debt securities and loans. Topic 326 is effective for fiscal years beginning after December 15, 2019 and was adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Topic 326 became effective for us on January 1, 2020. As a result of the adoption of Topic 326, we recorded a cumulative-effect pre-tax adjustment to retained earnings as of January 1, 2020 of approximately $17 million in the process of establishing our allowance for our commercial receivables. The allowance for our government receivables recorded as of the adoption date of Topic 326 is not material. We did not have a material impact to the accounting for our available-for-sale securities portfolio.
Other accounting standards updates issued before February 22, 2021 and effective after December 31, 2020, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2020 and December 31, 2019, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3—Unobservable inputs are used when little or no market data is available.
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

	As of December 31, 2020
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$282	$248	Level 3
Commercial receivables	1,018	965	Level 3
Investments (1)	55	55	Level 3
Securitization residual assets (2)	159	159	Level 3
Liabilities (3)
Credit facilities	$23	$23	Level 3
Non-recourse debt	678	605	Level 3
Senior unsecured notes	1,362	1,299	Level 2
Convertible notes	552	296	Level 2
(1)The amortized cost of our investments as of December 31, 2020, was $51 million.
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
(1)The amortized cost of our investments as of December 31, 2019, was $74 million.
(2)Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets which are carried at amortized cost.
(3)Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2020	2019
	(in millions)
Balance, beginning of period	$75	$170
Purchases of investments	40	46
Principal payments on investments	(3)	(4)
Sale of investments	(67)	(146)
Realized gains on investments recorded in gain on sale of receivables and investments	6	5
Unrealized gains (losses) on investments recorded in OCI	4	4
Balance, end of period	$55	$75

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
December 31, 2020	$—	$6	$—	$0.3
December 31, 2019	25	8	0.4	0.7
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of December 31, 2020 and 2019. The weighted average discount rates used to determine the fair value of our investments as of December 31, 2020 and 2019 were 3.2% and 4.4%, respectively.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2020	2019
	(in millions)
Balance, beginning of period	$122	$71
Accretion of securitization residual assets	6	4
Additions to securitization residual assets	54	59
Collections of securitization residual assets	(11)	(7)
Sales of securitization residual assets	(21)	(13)
Unrealized gains (losses) on securitization residual assets recorded in OCI	9	8
Balance, end of period	$159	$122
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of December 31, 2020 and 2019. The weighted average discount rate used to determine the fair value of our securitization residual assets as of December 31, 2020 and 2019 was 3.8% and 4.4%, respectively.

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
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2020	2019
	(in millions)
Cash deposits	$286	$6
Restricted cash deposits (included in other assets)	24	101
Total cash deposits	$310	$107
Amount of cash deposits in excess of amounts federally insured	$309	$105
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders exchanged 57,400 OP units for the same number of shares of common stock during the year ended December 31, 2020. OP units of 3,703 were exchanged for the same number of shares of our common stock during the year ended December 31, 2019.
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
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2020	2019	2018
	(in millions)
Gains on securitizations	$50	$24	$33
Cost of financial assets securitized	292	853	688
Proceeds from securitizations	342	877	721
Residual and servicing assets	164	124	72
Cash received from residual and servicing assets	12	7	3

In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees of typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than these residual assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 8%.
As of December 31, 2020 and December 31, 2019, our Managed Assets totaled $7.2 billion and $6.2 billion, respectively, of which $4.3 billion and $4.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the years ended December 31, 2020, 2019, or 2018. As of December 31, 2020, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are $100 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6. Our Portfolio
As of December 31, 2020, our Portfolio included approximately $2.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects. Our analysis of our Portfolio has historically been analyzed by type of obligor categorized as either government or commercial obligors and whether those obligors are investment grade or non-investment grade. In conjunction with the adoption of Topic 326, we re-evaluated our reporting for this disclosure and have modified our credit quality disclosure to provide more detail of how the assets in our Portfolio are performing. Additionally, as discussed in Note 2, we have adopted Topic 326 which requires the establishment of an allowance at origination for our receivables expected over the life of the asset rather than at the time it is probable that a loss has been incurred. These allowances are reflected in our disclosures below and are not necessarily an indication that an actual loss has been incurred.
We determine our expectation of credit losses related to our investments by evaluating a number of qualitative and quantitative credit criteria including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, when deriving our reasonable and supportable forecasts we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2020, which is assessed quarterly:

	Portfolio Performance
	Government	Commercial
	1 (1)	1 (1)	2 (2)	3 (3)	Total
Receivable vintage	(dollars in millions)
2020	$—	$184	$—	$—	$184
2019	—	423	2	—	425
2018	—	269	—	—	269
2017	39	1	8	—	48
2016	68	60	—	—	128
Prior to 2016	141	47	—	8	196
Total receivables	248	984	10	8	1,250
Less: Allowance for loss on receivables	—	(24)	(4)	(8)	(36)
Net receivables (4)	248	960	6	—	1,214
Investments	35	20	—	—	55
Real estate	—	359	—	—	359
Equity method investments (5)	—	1,255	25	—	1,280
Total	$283	$2,594	$31	$—	$2,908
Percent of Portfolio	10%	89%	1%	—%	100%
Average remaining balance (6)	$7	$14	$12	$4	$12
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of December 31, 2020 which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables per transaction and excludes approximately 143 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $56 million.
Receivables
We adopted Topic 326 during the year ended December 31, 2020 which requires us to recognize a provision for loss on receivables expected over the life of the receivable rather than only recording an allowance when it is probable a loss has been incurred. As of December 31, 2019, we had an allowance for loss on receivables on specific assets of $8 million discussed above with a Performance Rating of 3. At adoption on January 1, 2020, we recorded an additional pre-tax allowance for loss on receivables of $17 million which reflects our estimated loss as of that date. Quarterly, we update that expected loss to reflect both the expected loss on newly originated receivables and any changes in the expected loss on existing receivables. During the year ended December 31, 2020, we increased the allowance on our receivables by $10 million primarily as a result of additional loans and loan commitments made during this period. While macroeconomic indicators we consider in our analyses including unemployment rates and power prices degraded over the year ended December 31, 2020, we have not seen these factors translate to material default rates, and the contracted nature of many of our assets protects us from low spot energy prices.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or "Portfolio Segment," as defined by Topic 326, as of December 31, 2020 and January 1, 2020:

	December 31, 2020			January 1, 2020
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Government (1)	$248	$—	$—	$263	$—	$—
Commercial (2)	1,002	282	36	904	57	26
Total	$1,250	282	36	$1,167	57	26
(1)As of December 31, 2020, our government receivables include $145 million of U.S. federal government transactions and $104 million of transactions where the ultimate obligors are state or local governments.
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
(2)As of December 31, 2020, this category of assets includes, gross of allowance, $505 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $408 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $23 million. This total also includes $111 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $10 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $24 million allowance on these $984 million in assets as a result of lower probability assumptions utilized in our allowance methodology.

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the year ended December 31, 2020:

	Government	Commercial
	(in millions)
Beginning balance - January 1, 2020	$—	$26
Provision for loss on receivables	—	10
Ending balance - December 31, 2020	$—	$36

Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,250	$24	$134	$301	$791
Weighted average yield by period	8.2%	9.9%	6.7%	9.2%	7.6%

Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of December 31, 2020:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$55	$—	$—	$—	$55
Weighted average yield by period	4.1%	—%	—%	—%	4.1%
We had no investments that were impaired or on non-accrual status as of December 31, 2020 or 2019, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(14)	(11)
Real estate	$359	$362
As of December 31, 2020, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2021	$3	$22
2022	3	22
2023	3	23
2024	3	24
2025	3	24
Thereafter	75	741
Total	$90	$856
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of December 31, 2020, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings, LLC	$465
December 2020	Lighthouse Partnerships (1)	201
March 2020	University of Iowa Energy Collaborative Holdings LLC	118
December 2015	Buckeye Wind Energy Class B Holdings, LLC	72
Various	Vivint Solar Asset 2 Class B, LLC	66
Various	Other investees	358
	Total equity method investments	$1,280
(1)Represents a portfolio of interests in renewable energy projects discussed below.
Jupiter Equity Holdings, LLC
On July 1, 2020, we acquired a preferred equity interest in Jupiter Equity Holdings, LLC ("Jupiter") that is expected to own an approximately 2.3 gigawatt portfolio of renewable energy projects. We have agreed to guarantee certain of the obligations of the subsidiary in connection with these agreements. To date, we have made capital contributions to Jupiter of approximately $467 million related to eight operating wind projects and two operating solar projects with an aggregate capacity of approximately 2.1 gigawatts. We expect to ultimately invest approximately $540 million in Jupiter by making additional periodic capital contributions related to three more projects anticipated to be commercially operational on or prior to June 30, 2021, at which time the additional projects relating to a specific funding will be transferred into Jupiter. Assuming all of the projects are acquired by Jupiter, the renewables portfolio will consist of 13 projects (nine onshore wind projects and four utility-scale solar projects) and will feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
Jupiter is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among Jupiter, one of our subsidiaries and a subsidiary of the project sponsor who serves as managing member, and contains customary terms and conditions. We own 100% of the Class A Units in Jupiter corresponding to 49% of the distributions from Jupiter subject to the preferences discussed below. Most major decisions that may impact Jupiter, its subsidiaries or its assets, require the majority vote of a four person committee in which we and the project sponsor each have two representatives. Through Jupiter, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, then distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party on or after July 1, 2023. We use the equity method of accounting to account for our preferred equity interest in Jupiter, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables Portfolio
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $200 million in 2020 and additional investments are expected to be made in 2021 and 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers.
Each Lighthouse Partnership governed by a limited liability company agreement by and among us and the sponsor serving as managing member that will contain customary terms and conditions. Most major decisions that may impact each of the Lighthouse Partnerships, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two Company representatives and two sponsor representatives. Through each Lighthouse Partnership, commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets are achieved. Subject to customary exceptions, no member of a Lighthouse Partnership can transfer any of its equity ownership in any Lighthouse Partnership to a third party without approval of the review committee of that Lighthouse Partnership. We use the equity method of accounting to account for its preferred equity interest in each Lighthouse Partnership, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Based on an evaluation of our equity method investments we determined that no OTTI had occurred as of December 31, 2020, 2019, or 2018.

7. Credit facilities
Senior credit facilities
We have two senior revolving credit facilities (our “Senior Credit Facilities”), a representation-based loan agreement (the “Rep-Based Facility”) and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a senior secured revolving limited-recourse credit facility with a maximum outstanding principal amount of $250 million and the Approval-Based Facility is a senior secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Senior Credit Facilities as of December 31, 2020:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$23
Value of collateral pledged to credit facility	25	151
Weighted average short-term borrowing rate	N/A	1.7%
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
The amount eligible to be drawn under the facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Loan Agreements determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of December 31, 2020 are as follows:

Future Minimum Maturities
For the year ended December 31,	(in millions)
2021	$—
2022	8
2023	15
Total	$23
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

The credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of December 31, 2020.
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
Unsecured credit facility
In February 2021, we entered into an unsecured credit facility with a maximum outstanding principal amount of $50 million which matures in February 2022. The unsecured credit facility has a commitment fee based on our current credit rating and bears interest at a rate of the LIBOR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions reductions. As of the inception of the unsecured credit facility, the applicable margins are 2.25% for LIBOR-based loans and 1.25% for prime rate-based loans. The unsecured credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The unsecured credit facility also includes customer events of default, which may result in the Company having to post cash collateral equal to 102% of any amounts of outstanding letters of credit drawn on the unsecured credit facility. At our option, upon maturity of the facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 2.25% of the term loans.
8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate (1)	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2020	2019				2020	2019
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$81	$85	4.28%	October 2034	$—	$134	$126	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note	13	13	5.41%	October 2034	—	134	126	Class B Bond of HASI Sustainable Yield Bond 2015-1
2017 Credit Agreement (2)	—	61	4.12%	January 2023	—	—	120	Equity interests in Strong Upwind Holdings I, II, III, and IV LLC, and Northern Frontier Wind, LLC
HASI SYB Loan Agreement 2015-2 (3)	—	28	N/A	December 2023	—	—	73	Equity interest in Buckeye Wind Energy Class B Holdings LLC
HASI SYB Trust 2016-2	67	72	4.35%	April 2037	—	71	76	Receivables
HASI ECON 101 Trust	126	129	3.57%	May 2041	—	133	135	Receivables and investments
HASI SYB Trust 2017-1	150	155	3.86%	March 2042	—	205	206	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-1	95	96	3.68%	January 2047	—	107	106	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	73	77	3.15% - 7.45%	2022 to 2032	18	73	77	Receivables
Unamortized financing costs	(12)	(16)
Non-recourse debt (5)	$593	$700
(1)Represents the interest rate as of December 31, 2020.
(2)This loan was prepaid in January 2020.

(3)This loan was prepaid in September 2020.
(4)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables for their term. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(5)The total collateral pledged against our non-recourse debt was $723 million and $921 million as of December 31, 2020 and December 31, 2019, respectively. In addition, $23 million and $24 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of December 31, 2020 and December 31, 2019, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of December 31, 2020 and 2019.
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
The stated minimum maturities of non-recourse debt as of December 31, 2020, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2021	$29
2022	27
2023	30
2024	34
2025	31
Thereafter	454
Total minimum maturities	605
Unamortized financing costs	(12)
Total non-recourse debt	$593
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

Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the "Senior Unsecured Notes"). The Senior Unsecured Notes are subject to covenants which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of December 31, 2020 and 2019. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2024 Notes	$500	(1)	July 15, 2024	5.25%	January 15th and July 15th	July 15, 2021 (2)
2025 Notes	400		April 15, 2025	6.00%	April 15 and October 15th	April 15, 2022 (2)
2030 Notes	375	(3)	September 15, 2030	3.75%	February 15th and August 15th	September 15, 2022 (4)
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	As of and for the year ended December 31,
	2020	2019
	(in millions)
Principal	$1,275	$500
Accrued interest	22	13
Unamortized premium	2	7
Less: Unamortized financing costs	(16)	(8)
Carrying value of Senior Unsecured Notes	$1,283	$512
Interest expense	$49	$12
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

The following are summarized terms of the Convertible Senior Notes as of December 31, 2020:

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
The following table presents a summary of the components of the convertible notes:

	As of and for the year ended December 31,
	2020	2019
	(in millions)
Principal	$294	$150
Accrued interest	2	2
Less:
Unamortized financing costs	(5)	(3)
Carrying value of convertible notes	$291	$149
Interest expense	$8	$7
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
Rent expense was less than $1 million for each of the years ended December 31, 2020, 2019, and 2018, respectively. Future gross minimum lease payments are less than $1 million per year during the remaining term of the lease.
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.

Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits.  As of December 31, 2020, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2021. As of December 31, 2020, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with the other joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of December 31, 2020, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10. Income Tax
We recorded an income tax benefit of approximately $3 million for the year ended December 31, 2020, an $8 million tax expense for the year ended December 31, 2019, and a $2 million tax expense for the year for the year ended 2018 related to the activities of our TRS. Of our $3 million benefit for the year ended December 31, 2020, approximately $1 million is related to the remeasurement of deferred tax liabilities as the result of the changes in our estimated state tax rates. The federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. Below is a reconciliation between the federal statutory rates of our TRS entities and our effective tax rates for the years ended December 31:

	2020	2019	2018
Federal statutory income tax rate	21%	21%	21%
Changes in rate resulting from:
Share-based compensation	(13)%	2%	(1)%
Equity method investments	(12)%	(2)%	(11)%
Other	(4)%	(1)%	2%
Valuation allowance	—%	(15)%	2%
Effective tax rate	(8)%	5%	13%
Our deferred tax liability was $8 million and $14 million as of December 31, 2020 and 2019, respectively, related to the activities of our TRS. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2020	2019
	(in millions)
Net operating loss (NOL) carryforwards	$63	$31
Tax credit carryforwards	15	13
Share-based compensation	3	3
Other	9	3
Valuation allowance	—	—
Gross deferred tax assets	90	50
Receivables basis difference	$(12)	$(12)
Equity method investments	(86)	(52)
Gross deferred tax liabilities	(98)	(64)
Net deferred tax liabilities	$(8)	$(14)
We have unused NOLs of $264 million and tax credits of approximately $15 million. Approximately, $74 million of our NOLs will begin to expire in 2035. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $190 million were added in taxable years after 2018 which are not subject to expiration but are limited to 80% of taxable income. Our tax credits begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2017 through 2020 are open. As of December 2020 and 2019, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2020 and 2019, and no interest and penalties were recognized during the years ended December 31, 2020, 2019, or 2018.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2020 and 2019 are characterized as follows:

	2020	2019
Common distributions
Ordinary income	—%	18%
Return of capital	100%	82%
	100%	100%
11. Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2019 and 2020:

Announced Date	Record Date		Pay Date	Amount per share
2/21/2019	4/3/2019		4/11/2019	$0.335
6/6/2019	7/5/2019		7/12/2019	0.335
9/12/2019	10/3/2019		10/10/2019	0.335
12/13/2019	12/26/2019	(1)	1/10/2020	0.335
2/20/2020	4/2/2020		4/10/2020	0.340
6/5/2020	7/2/2020		7/9/2020	0.340
8/6/2020	10/2/2020		10/9/2020	0.340
11/5/2020	12/28/2020	(1)	1/8/2021	0.340
(1)These dividends are treated as distributions in the following year for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings or sales, to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock in 2019 and 2020:

Date/Period		Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
			(amounts in millions, except per share amounts)
1/3/2019	(2)	Public Offering	0.465	$21.60	(3)	$9
Q1 2019		ATM	1.603	23.39	(4)	37
Q2 2019		ATM	1.926	26.33	(4)	50
Q4 2019		ATM	1.405	30.00	(4)	42
Q1 2020		ATM	4.500	25.84	(4)	115
Q2 2020		ATM	1.938	23.10	(4)	44
Q3 2020		ATM	0.875	33.81	(4)	29
Q4 2020		ATM	2.204	50.35	(4)	110
(1)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(2)Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
(3)Represents the price per share at which the underwriters in our public offerings purchased our shares.
(4)Represents the average price per share at which investors in our ATM offerings purchased our shares.

Equity-based Compensation Awards under our 2013 Plan
We have 6,525,011 awards authorized for issuance under our 2013 Plan. As of December 31, 2020, we have issued awards with service, performance and market conditions and have 2,603,387 awards remaining available for issuance. During the year ended December 31, 2020, our board of directors awarded employees and directors 514,969 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2021 to 2024. As of December 31, 2020, as it relates to previously issued restricted stock awards with performance conditions, we have concluded that it is probable that the performance conditions will be met. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2020, 2019, and 2018 is as follows:

	2020	2019	2018
	(in millions)
Equity-based compensation expense	$17	$14	$10
Fair value of awards vested on vesting date	39	19	7
The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $11 million as of December 31, 2020. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2018	1,386,756	$19.00	$26.4
Granted	150,493	23.99	3.6
Vested	(781,218)	18.91	(14.8)
Forfeited	(5,789)	20.62	(0.1)
Ending Balance—December 31, 2019	750,242	20.08	15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(262)	28.59	—
Ending Balance—December 31, 2020	367,177	$27.77	$10.2
A summary of the unvested shares of restricted stock units that have market based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2018	393,148	$19.55	$7.7
Granted	46,586	25.10	1.2
Vested	(1,380)	21.68	—
Forfeited	(2,776)	22.23	(0.1)
Ending Balance—December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	(266)	25.90	—
Ending Balance—December 31, 2020	235,600	$21.78	$5.1
(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2018	—	$—	$—
Granted	209,330	25.84	5.4
Vested	(8,020)	25.82	(0.2)
Forfeited	—	—	—
Ending Balance—December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance—December 31, 2020	285,682	$21.62	$6.2
(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2018	—	$—	$—
Granted	180,500	26.70	4.8
Vested	—	—	—
Forfeited	—	—	—
Ending Balance—December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance—December 31, 2020	312,704	$20.59	$6.4
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers.
12. Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Certain share based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2. To the extent our convertible notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion of the note in the denominator in calculating dilutive EPS as described in Note 2.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Year ended December 31,
Numerator:	2020	2019	2018
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$82.4	$81.6	$41.6
Less: Dividends and distributions to participating securities	(0.9)	(1.4)	(1.8)
Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$81.5	$80.2	$39.8
Add: Interest expense related to convertible notes under the if-converted method	0.4	—	—
Net income (loss) attributable to controlling stockholders—diluted	$81.9	$80.2	$39.8
Denominator:
Weighted-average number of common shares—basic	72,387,581	63,916,440	52,780,449
Weighted-average number of common shares—diluted	74,373,169	64,771,491	52,780,449
Basic earnings per common share	$1.13	$1.25	$0.75
Diluted earnings per common share	$1.10	$1.24	$0.75

Securities being allocated a portion of earnings:
Weighted-average number of OP units	309,465	279,135	281,106
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	652,859	951,552	1,386,756
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	652,859	951,552	1,386,756
Restricted stock units	235,600	435,578	393,148
LTIP Units with market-based vesting conditions	312,704	180,500	—
Potential shares of common stock related to convertible notes	8,487,800	5,510,499	5,506,605
13. Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. During the years ended December 31, 2020, 2019, and 2018 we recognized income (loss) of $48 million, $64 million, and $22 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.
The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings, LLC	Jupiter Equity Holdings, LLC	Other Investments (1)	Total
Balance Sheet		in millions
As of September 30, 2020
Current assets	$94	$88	$233	$415
Total assets	1,472	2,689	4,992	9,153
Current liabilities	48	229	647	924
Total liabilities	1,179	340	2,225	3,744
Members’ equity	293	2,349	2,767	5,409
As of December 31, 2019
Current assets	99	289	254	642
Total assets	1,335	1,892	3,270	6,497
Current liabilities	54	209	230	493
Total liabilities	1,010	270	975	2,255
Members’ equity	325	1,622	2,295	4,242
Income Statement
For the nine months ended September 30, 2020
Revenue	94	19	275	388
Income from continuing operations	(9)	(36)	(84)	(129)
Net income	(9)	(36)	(84)	(129)
For the year ended December 31, 2019
Revenue	102	—	155	257
Income from continuing operations	(16)	34	(73)	(55)
Net income	(16)	34	(73)	(55)
For the year ended December 31, 2018
Revenue	—	—	176	176
Income from continuing operations	—	—	(42)	(42)
Net income	—	—	(42)	(42)
(1)Represents aggregated financial statement information for investments not separately presented.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee's contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed less than $1 million under the plan for the years ended December 31, 2020, 2019, and 2018, respectively.

15. Selected Quarterly Financial Data (Unaudited)
The following table summarizes our quarterly financial data which, in the opinion of management, reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our results of operations (Amounts for the individual quarters when aggregated may not agree to the full year due to rounding):

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Total revenue	$40,834	$48,595	$48,589	$48,889
Total expenses	31,089	37,354	41,474	44,973
Income before equity method investments	9,745	11,241	7,115	3,916
Income (loss) from equity method investments	16,588	(589)	16,507	15,457
Income (loss) before income taxes	26,333	10,652	23,622	19,373
Income tax (expense) benefit	(1,923)	1,407	(2,345)	5,640
Net income (loss)	24,410	12,059	21,277	25,013
Net income (loss) attributable to controlling stockholders	$24,308	$12,008	$21,175	$24,925
Basic earnings (loss) per common share	$0.36	$0.16	$0.28	$0.33
Diluted earnings (loss) per common share	0.35	0.16	0.28	0.32

	For the Three-Months Ended
	(in millions, except for per share data)
	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Total revenue	$33,143	$31,268	$38,842	$38,328
Total expenses	26,211	25,258	35,518	28,751
Income before equity method investments	6,932	6,010	3,324	9,577
Income (loss) from equity method investments	4,506	7,624	5,984	46,060
Income (loss) before income taxes	11,438	13,634	9,308	55,637
Income tax (expense) benefit	2,270	(839)	(132)	(9,396)
Net income (loss)	13,708	12,795	9,176	46,241
Net income (loss) attributable to controlling stockholders	$13,646	$12,740	$9,102	$46,076
Basic earnings (loss) per common share	$0.22	$0.20	$0.14	$0.70
Diluted earnings (loss) per common share	0.21	0.19	0.13	0.66

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of period	$8,027	$—	$—
Charged to provision	27,730	8,027	—
Loan charge-offs	—	—	—
Balance at end of period	$35,757	$8,027	$—

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 84 of this annual report on Form 10-K.

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2020.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Securities Authorized For Issuance Under Equity Compensation Plans
In 2013, we adopted the 2013 Plan to provide equity based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2013 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, restricted stock units, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into shares of common stock).
As of December 31, 2020, we have approximately 1.7 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2020:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	2,603,387
Equity compensation plans not approved by stockholders	—
Total	2,603,387
(1)The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock and assuming performance based LTIP units vest at 200%)) at the time of the award. As of December 31, 2020, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as part of the report
The following documents are filed as part of this Form 10-K in Part II, Item 8 and are incorporated by reference:
(a)(1) Financial Statements:
See index in Item 8—“Financial Statements and Supplementary Data,” filed herewith for a list of financial statements.
(a)(2) 2. Financial Statement Schedules:
See index in Item 8—“Financial Statements and Supplementary Data,” filed herewith for Schedule II – Valuation and Qualifying Accounts filed in response to this Item.

(3)Exhibits Files:

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
4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.5
Indenture, dated as of July 2, 2019 between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 2, 2019)

4.6
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.7
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.'s 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on August 21, 2020).

4.8
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and J. Brendan Herron, Jr. (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.12
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.13
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.14
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.15
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.16
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.26 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.17
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.27 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.18
Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.28 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.19
Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.29 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.20
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.21
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.22
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.23
Amended and Restated Employment Agreement, dated April 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2020 (No. 001-35877), filed on May 11, 2020)

10.24
At Market Issuance Sales Agreement, dated May 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

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

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 22, 2021	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer, and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Eckel, Jeffrey A. Lipson and Charles W. Melko, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

By:	/s/ Jeffrey W. Eckel	Chairman of the Board, President	February 22, 2021
	Jeffrey W. Eckel	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey A. Lipson	Chief Financial Officer, Chief Operating	February 22, 2021
	Jeffrey A. Lipson	Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer, Treasurer and	February 22, 2021
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Teresa M. Brenner		February 22, 2021
Teresa M. Brenner

By:	/s/ Michael T. Eckhart		February 22, 2021
Michael T. Eckhart

By:	/s/ Simone F. Lagomarsino		February 22, 2021
Simone F. Lagomarsino

By:	/s/ Charles M. O’Neil		February 22, 2021
Charles M. O’Neil

By:	/s/ Richard J. Osborne		February 22, 2021
Richard J. Osborne

By:	/s/ Steven G. Osgood		February 22, 2021
Steven G. Osgood