Form 10-K/A
period 2020-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2021-03-30
CIK 1561894

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
On March 23, 2021, the registrant had a total of 78,662,832 shares of common stock, $0.01 par value, outstanding (which 343,698 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2021 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant. We have determined that our equity method investment in SunStrong Capital Holdings, LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2020, and that our equity method investment in Buckeye Wind Energy Class B Holdings LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2018. Since the financial statements as of and for the year ended December 31, 2020, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2020. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 22, 2021, to include the following Exhibits:

•Exhibit 23.2 -- Consent of KPMG LLP for the consolidated financial statements of SunStrong Capital Holdings, LLC
•Exhibit 23.3 -- Consent of Deloitte & Touche LLP for the consolidated financial statements of Buckeye Wind Energy Class B Holdings LLC
•Exhibit 99.1 -- Consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and consolidated statements of comprehensive (loss) income, members equity and cash flows for the period from November 5, 2018 (inception) to December 31, 2018 of SunStrong Capital Holdings, LLC and its subsidiaries
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 of Buckeye Wind Energy Class B Holdings LLC and its subsidiaries

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including the exhibits to the Original Form 10-K, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (No. 001-35877), filed on February 25,2020)

4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.5
Indenture, dated as of July 2, 2019 between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure capital, Inc., Hannon Armstrong Sustainable Infrastructure, LP., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 5.25% Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 2, 2019)

4.6
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.7
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.'s 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on August 21, 2020).

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

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)

23.2*	Consent of KPMG LLP for SunStrong Capital Holdings, LLC
23.3*	Consent of Deloitte & Touche LLP for Buckeye Wind Energy Class B Holdings LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*	SunStrong Capital Holdings, LLC consolidated financial statements as of and for the years ended December 31, 2020 and 2019, and for the period from November 5, 2018 (inception) to December 31, 2018
99.2*	Buckeye Wind Energy Class B Holdings LLC and Subsidiaries consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2021)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 30, 2021	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President