Form 10-Q
period 2021-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2021-05-07
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 78,669,875 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2021 (which includes 343,802 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 (collectively, our “2020 Form 10-K”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and this Form 10-Q and other periodic reports that we file with the SEC.
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

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2021 (unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$232,329	$286,250
Equity method investments	1,386,252	1,279,651
Government receivables	135,054	248,455
Commercial receivables, net of allowance of $36 million and $36 million, respectively	987,682	965,452
Receivables held-for-sale	23,612	—
Real estate	358,405	359,176
Investments	26,147	55,377
Securitization assets	164,955	164,342
Other assets	117,054	100,364
Total Assets	$3,431,490	$3,459,067
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$68,276	$59,944
Credit facilities	19,509	22,591
Non-recourse debt (secured by assets of $584 million and $723 million, respectively)	462,523	592,547
Senior unsecured notes	1,280,281	1,283,335
Convertible notes	289,580	290,501
Total Liabilities	2,120,169	2,248,918
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 78,319,134 and 76,457,415 shares issued and outstanding, respectively	783	765
Additional paid in capital	1,489,168	1,394,009
Accumulated deficit	(181,992)	(204,112)
Accumulated other comprehensive income (loss)	(5,359)	12,634
Non-controlling interest	8,721	6,853
Total Stockholders’ Equity	1,311,321	1,210,149
Total Liabilities and Stockholders’ Equity	$3,431,490	$3,459,067

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Revenue
Interest income	$25,100	$23,889
Rental income	6,469	6,470
Gain on sale of receivables and investments	17,490	4,905
Fee income	2,636	5,570
Total revenue	51,695	40,834
Expenses
Interest expense	27,582	18,135
Provision for loss on receivables	505	648
Compensation and benefits	15,210	8,897
General and administrative	4,884	3,409
Total expenses	48,181	31,089
Income before equity method investments	3,514	9,745
Income (loss) from equity method investments	54,481	16,588
Income (loss) before income taxes	57,995	26,333
Income tax (expense) benefit	(6,779)	(1,923)
Net income (loss)	$51,216	$24,410
Net income (loss) attributable to non-controlling interest holders	192	102
Net income (loss) attributable to controlling stockholders	$51,024	$24,308
Basic earnings (loss) per common share	$0.65	$0.36
Diluted earnings (loss) per common share	$0.61	$0.35
Weighted average common shares outstanding—basic	77,493,021	67,172,104
Weighted average common shares outstanding—diluted	86,866,581	73,140,922
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$51,216	$24,410
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.8 million in 2021 and $(0.5) million in 2020	(19,310)	7,454
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(0.4) million in 2021 and $(0.1) million in 2020	1,240	358
Comprehensive income (loss)	33,146	32,222
Less: Comprehensive income (loss) attributable to non-controlling interest holders	115	137
Comprehensive income (loss) attributable to controlling stockholders	$33,031	$32,085

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	51,024	—	192	51,216
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(19,225)	(85)	(19,310)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	1,232	8	1,240
Issued shares of common stock	1,639	16	102,910	—	—	—	102,926
Equity-based compensation	—	—	2,639	—	—	2,039	4,678
Issuance (repurchase) of vested equity-based compensation shares	223	2	(10,390)	—	—	—	(10,388)
Dividends and distributions	—	—	—	(28,904)	—	(286)	(29,190)
Balance at March 31, 2021	78,319	$783	$1,489,168	$(181,992)	$(5,359)	$8,721	$1,311,321

Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	24,308	—	102	24,410
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	7,420	34	7,454
Unrealized gain (loss) on interest rate swaps	—	—	—	—	356	2	358
Issued shares of common stock	4,506	45	115,314	—	—	—	115,359
Equity-based compensation	—	—	4,581	—	—	939	5,520
Issuance (repurchase) of vested equity-based compensation shares	481	5	(15,973)	—	—	—	(15,968)
Dividends and distributions	—	—	—	(26,280)	—	(105)	(26,385)
Balance at March 31, 2020	71,325	$713	$1,206,225	$(185,789)	$11,076	$4,330	$1,036,555
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$51,216	$24,410
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	505	648
Depreciation and amortization	894	895
Amortization of financing costs	3,354	2,096
Equity-based compensation	5,499	3,548
Equity method investments	(43,231)	8,914
Non-cash gain on securitization	(6,751)	(14,302)
Gain on sale of receivables and investments	(1,227)	9,397
Changes in receivables held-for-sale	(23,574)	—
Changes in accounts payable and accrued expenses	1,145	(11,291)
Change in accrued interest on receivables and investments	(718)	(7,399)
Other	(5,291)	(5,261)
Net cash provided by (used in) operating activities	(18,179)	11,655
Cash flows from investing activities
Equity method investments	(52,862)	(140,877)
Equity method investment distributions received	—	50,143
Proceeds from sales of equity method investments	—	—
Purchases of and investments in receivables	(96,389)	(29,671)
Principal collections from receivables	25,998	38,276
Proceeds from sales of receivables	36,370	8,035
Purchases of investments	(4,830)	(15,937)
Principal collections from investments	143	1,048
Proceeds from sales of investments and securitization assets	7,335	42,920
Funding of escrow accounts	(11,851)	(712)
Withdrawal from escrow accounts	1,126	1,273
Other	(45)	35
Net cash provided by (used in) investing activities	(95,005)	(45,467)
Cash flows from financing activities
Proceeds from credit facilities	—	126,000
Principal payments on credit facilities	(3,041)	(4,347)
Proceeds from issuance of non-recourse debt	—	15,938
Principal payments on non-recourse debt	(4,830)	(83,488)
Net proceeds of common stock issuances	102,867	114,760
Payments of dividends and distributions	(27,690)	(24,363)
Withholdings on employee share vesting	(10,388)	(15,968)
Other	(1,027)	(990)
Net cash provided by (used in) financing activities	55,891	127,542
Increase (decrease) in cash, cash equivalents, and restricted cash	(57,293)	93,730
Cash, cash equivalents, and restricted cash at beginning of period	310,331	106,586
Cash, cash equivalents, and restricted cash at end of period	$253,038	$200,316
Interest paid	$30,018	$25,436
Non-cash changes in deferred funding obligations and non-recourse debt (financing activity)	(126,139)	—
Non-cash changes in receivables and investments (investing activity)	127,614	—
Non-cash changes in residual assets (investing activity)	(14,816)	(14,302)
Non-cash changes in escrow accounts (investing activity)	2,899	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2021

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
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2021 and 2020, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All material intercompany transactions and balances have been eliminated in consolidation.
Following the guidance for non-controlling interests in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation ("ASC 810"), references in this report to our earnings per share and our net income and stockholders’ equity attributable to common stockholders do not include amounts attributable to non-controlling interests.

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
Equity Method Investments
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies ("LLCs") taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income, and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project's cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
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
Any difference between the amount of our investment and the amount of underlying equity in net assets is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for certain of these investments to allow for the receipt of financial information.
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
Government and Commercial Receivables
Government and commercial receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower's option. We generally accrue this paid-in-kind ("PIK") interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
We evaluate our receivables for an allowance as determined under ASC Topic 326 Financial Instruments- Credit Losses ("Topic 326") and for our internally derived asset performance categories included in Note 6 to our financial statements in this Form 10-Q on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.
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
Real Estate
Real estate consists of land or other real property and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as "failed sale-leaseback" transactions as defined under ASC Topic 842, Leases, and thus are accounted for similarly to our Commercial Receivables as described above in Government and Commercial Receivables.
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
We account for transfers of financial assets to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing ("ASC 860"), when we have concluded the transferred assets have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred assets. When we are unable to conclude that we have been sufficiently isolated from the securitized financial assets, we treat such trusts as secured borrowings, retaining the assets on our balance sheet and recording the amounts due to the trust investor as non-recourse debt.

For transfers treated as sales under ASC 860, we have received true-sale-at-law and non-consolidation legal opinions for all of our securitization trust structures to support our conclusion regarding the transferred financial assets. When we sell financial assets in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.
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
Restricted Cash
Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support obligations outstanding as of the balance sheet dates. Restricted cash is reported as part of other assets in the consolidated balance sheets. Refer to Note 3 to our financial statements in this Form 10-Q for disclosure of the balances of restricted cash included in other assets.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan, if applicable (“participating securities” as defined in Note 12 to our financial statements to this Form 10-Q). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and convertible notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The convertible notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period.
Segment Reporting
We make equity and debt investments in the energy efficiency, renewable energy, and sustainable infrastructure markets. We manage our business as a single portfolio and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements
Accounting standards updates issued before May 7, 2021, and effective after March 31, 2021, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2021 and December 31, 2020, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$145	$135	Level 3
Commercial receivables	1,031	988	Level 3
Receivables held-for-sale	35	24	Level 3
Investments (1)	26	26	Level 3
Securitization residual assets (2)	160	160	Level 3
Liabilities (3)
Credit facilities	$20	$20	Level 3
Non-recourse debt	502	474	Level 3
Senior unsecured notes	1,324	1,295	Level 2
Convertible notes	475	295	Level 2
(1)The amortized cost of our investments as of March 31, 2021, was $26 million.
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
(1)    The amortized cost of our investments as of December 31, 2020, was $51 million.
(2)    Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$55	$75
Purchases of investments	5	16
Principal payments on investments	—	(1)
Sale of investments	(29)	(33)
Realized gains on investments recorded in gain on sale of receivables and investments	—	3
Unrealized gains (losses) on investments recorded in OCI	(5)	3
Balance, end of period	$26	$63

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2021	$12	$—	$0.7	$—
December 31, 2020	—	6	—	0.3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of March 31, 2021 and December 31, 2020. The weighted average discount rate used to determine the fair value of our investments as of March 31, 2021 and December 31, 2020 were 4.6% and 3.2%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2021	2020
	(in millions)
Balance, beginning of period	$159	$122
Accretion of securitization residual assets	2	1
Additions to securitization residual assets	15	12
Collections of securitization residual assets	(1)	(1)
Sales of securitization residual assets	—	(21)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(15)	5
Balance, end of period	$160	$118
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of March 31, 2021 and December 31, 2020. The weighted average discount rate used to determine the fair value of our securitization residual assets as of March 31, 2021 and December 31, 2020 were 4.7% and 3.8%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2021	December 31, 2020
	(in millions)
Cash deposits	$232	$286
Restricted cash deposits (included in other assets)	21	24
Total cash deposits	$253	$310
Amount of cash deposits in excess of amounts federally insured	$252	$309
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the three months ended March 31, 2021 and March 31, 2020.

We have also granted to members of our management team and directors LTIP Units pursuant to the 2013 Plan. These LTIP Units are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the "OP Agreement") provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our financial statements in this Form 10-Q.
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the three months ended March 31,
	2021	2020
	(in millions)
Gains on securitizations	$18	$5
Cost of financial assets securitized	120	48
Proceeds from securitizations	138	53
Residual and servicing assets	165	122
Cash received from residual and servicing assets	1	1
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost, our residual assets at fair value, and our servicing advances at cost, if any. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing our residual interests in the trusts' collateral, the investors and the securitization trusts have no recourse to our assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 9%.
As of March 31, 2021 and December 31, 2020, our managed assets totaled $7.4 billion and $7.2 billion respectively, of which $4.5 billion and $4.3 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2021 or March 31, 2020. As of March 31, 2021, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are $98 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of March 31, 2021, our Portfolio included approximately $2.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.

In developing and evaluating performance against our credit criteria, we consider a number of qualitative and quantitative criteria including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, we consider the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2021, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage	(dollars in millions)
2021	$—	$13	$—	$—	$13
2020	—	186	—	—	186
2019	—	437	11	—	448
2018	—	254	—	—	254
2017	32	1	8	—	41
2016	15	59	—	—	74
Prior to 2016	88	47	—	8	143
Total receivables	135	997	19	8	1,159
Less: Allowance for loss on receivables	—	(22)	(6)	(8)	(36)
Net receivables (4)	135	975	13	—	1,123
Receivables held-for-sale	—	24	—	—	24
Investments	10	16	—	—	26
Real estate	—	358	—	—	358
Equity method investments (5)	—	1,360	26	—	1,386
Total	$145	$2,733	$39	$—	$2,917
Percent of Portfolio	5%	94%	1%	—%	100%
Average remaining balance (6)	$6	$14	$11	$4	$13
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of March 31, 2021 which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets. In addition, there is an equity method investment in a wind project with no book value where we had previously disclosed in 2019 our allocation of impairment losses recorded by the project sponsor. We moved this investment from Category 2 to Category 3 due to continued underperformance.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 149 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $59 million.
Receivables
As of December 31, 2020, our allowance for loan losses was $36 million based on our expectation of credit losses over the lives of the receivables in our portfolio. Quarterly, we update that expected loss to reflect both the expected loss on newly originated receivables and any changes in the expected loss on existing receivables. During the three months ended March 31,

2021, we held our allowance for loan losses constant at $36 million, as improving macroeconomic factors were offset by certain loan specific reserves.
Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or "Portfolio Segment", as defined by Topic 326, as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Government (1)	$135	$—	$—	$248	$—	$—
Commercial (2)	1,024	315	36	1,002	282	36
Total	$1,159	$315	$36	$1,250	$282	$36
(1)As of March 31, 2021, our government receivables include $32 million of U.S. federal government transactions and $103 million of transactions where the ultimate obligors are state or local governments.
Risk characteristics of our government receivables include the energy savings or the power output of the projects and the ability of the government obligor to generate revenue for debt service, via taxation or other means. Transactions may have guarantees of energy savings or other performance support from third-party service providers, which typically are entities, directly or whose ultimate parent entity is, rated investment grade by an independent rating agency. All of our government receivables are included in Performance Rating 1 in the Portfolio Performance table above. Our allowance for government receivables is primarily calculated by using PD/LGD methods as discussed in Note 2 to our financial statements in this Form 10-Q. Our expectation of credit losses for these receivables is immaterial given the high credit-quality of the obligors.
(2)As of March 31, 2021, this category of assets includes $536 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $511 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $29 million. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sustainable infrastructure sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $19 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $22 million allowance on these $997 million in assets as a result of lower probability assumptions utilized in our allowance methodology.
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2021		Three months ended March 31, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance (1)	$—	$36	$—	$25
Provision for loss on receivables	—	—	—	1
Ending balance	$—	$36	$—	$26
(1)For the three months ended March 31, 2020, the beginning balance represents January 1, 2020, the adoption date of Topic 326. The beginning balance includes the pre-tax allowance for loss on receivables of $17 million recorded upon adoption which reflects our estimated loss as of that date under the new standard as well as the $8 million of receivables which were previously on non-accrual status and fully reserved.
Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,159	$19	$128	$302	$710
Weighted average yield by period	8.2%	8.7%	6.8%	9.2%	8.1%

Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of March 31, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$26	$—	$—	$—	$26
Weighted average yield by period	4.6%	—%	—%	—%	4.6%

We had no investments that were impaired or on non-accrual status as of March 31, 2021 or December 31, 2020, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(15)	(14)
Real estate	$358	$359

As of March 31, 2021, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2021 to December 31, 2021	$2	$17
2022	3	22
2023	3	23
2024	3	24
2025	3	24
2026	3	24
Thereafter	72	717
Total	$89	$851

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of March 31, 2021, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings, LLC	$490
Various	Lighthouse Partnerships (1)	246
March 2020	University of Iowa Energy Collaborative Holdings LLC	119
Various	Phase V Class A LLC	75
Various	Other investees	456
	Total equity method investments	$1,386
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
On July 1, 2020, we acquired a preferred equity interest in Jupiter Equity Holdings, LLC ("Jupiter") that is expected to own an approximately 2.3 gigawatt portfolio of renewable energy projects. We have agreed to guarantee certain of the obligations of the subsidiary in connection with these agreements. As of March 31, 2021, we have made capital contributions to Jupiter of approximately $465 million related to eight operating wind projects and two operating solar projects with an aggregate capacity of approximately 2.1 gigawatts. We expect to ultimately invest approximately $540 million in Jupiter by making additional periodic capital contributions related to three more projects anticipated to be commercially operational on or prior to December, 2021, at which time the additional projects relating to a specific funding will be transferred into Jupiter. Assuming all of the projects are acquired by Jupiter, the renewables portfolio will consist of 13 projects (nine onshore wind projects and four utility-scale solar projects) and will feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
Jupiter is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among Jupiter, one of our subsidiaries and a subsidiary of the project sponsor, and contains customary terms and conditions. We own 100% of the Class A Units in Jupiter corresponding to 49% of the distributions from Jupiter subject to the preferences discussed below. Most major decisions that may impact Jupiter, its subsidiaries or its assets, require the majority vote of a four person committee in which we and the project sponsor each have two representatives. Through Jupiter, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party on or after July 1, 2023. We use the equity method of accounting to account for our preferred equity interest in Jupiter, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables Portfolio
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $219 million through March 31, 2021, and additional investments are expected to be made in 2021 and 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers. In the first quarter of 2021, we made approximately $15 million in equity contributions and made $10 million in member loans to one of the Lighthouse Partnerships for the settlement of hedging activity under one of the project's power hedge agreements as a result of the February 2021 winter storms in Texas.
Each of the Lighthouse Partnerships are or will be governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact each of the Lighthouse Partnerships, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two Company representatives and two sponsor representatives. Through each Lighthouse Partnership, commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets are achieved. Subject to customary exceptions, no member of a Lighthouse Partnership can transfer any of its equity ownership in any Lighthouse Partnership to a third party without approval of the review committee of that Lighthouse Partnership. We use the equity method of accounting to account for our preferred equity interest in each Lighthouse

Partnership, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Based on an evaluation of our equity method investments, we determined that no OTTI had occurred as of March 31, 2021 or December 31, 2020.
7.Credit facilities
Secured credit facilities
We have two secured revolving credit facilities (our "Secured Credit Facilities"), a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility, which we modified in March 2021 to have a maximum outstanding principal amount of $100 million, lowered from a previous amount of $250 million. This modification resulted in a $1.5 million loss due to the acceleration of a portion of the related unamortized financing costs. The Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of March 31, 2021:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$20
Value of collateral pledged to credit facility	24	142
Weighted average short-term borrowing rate	N/A	1.6%

Loans under the Rep-Based Facility bear interest at a rate equal to one-month LIBOR plus 1.40% or 1.85% (depending on the type of collateral) or, in certain circumstances, the Federal Funds Rate plus 0.40% or 0.85% (depending on the type of collateral). Loans under the Approval-Based Facility bear interest at a rate equal to one-month LIBOR plus 1.50% or 2.00% (depending on the type of collateral) or, under certain circumstances, the Federal Funds Rate plus 0.50% or 1.00% (depending on the type of collateral).
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
The amount eligible to be drawn under the Secured Credit Facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Secured Credit Facilities determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of March 31, 2021 are as follows:

Future minimum maturities
(in millions)
April 1, 2021 to December 31, 2021	$—
2022	5
2023	15
Total	$20

We have approximately $3 million of remaining unamortized financing costs associated with the Secured Credit Facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Credit Facilities. Administrative fees are payable annually to the administrative agent under each of the Secured Credit Facilities and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Facility over the actual amount borrowed under the Rep-Based Facility.
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2021.
The Secured Credit Facilities also include customary events of default, including the existence of a default in more than 50% of underlying financings. The occurrence of an event of default may result in termination of the credit facilities, acceleration of amounts due under the Secured Credit Facilities, and accrual of default interest at a rate of LIBOR plus 2.00% in the case of both the Rep-Based Facility and the Approval-Based Facility.
Unsecured credit facility
In February 2021, we entered into an unsecured revolving credit facility with a maximum outstanding principal amount of $50 million which matures in February 2022. As of March 31, 2021, we have not drawn on this facility. We have approximately $1 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured credit facility. In April 2021, we entered into a new $400 million, 364-day unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders, replacing the existing $50 million unsecured revolving credit facility entered into in February 2021.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of the LIBOR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions reductions. As of the inception of the unsecured revolving credit facility, the applicable margins are 2.25% for LIBOR-based loans and 1.25% for prime rate-based loans. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 2.25% of the term loan amounts.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2021	December 31, 2020	Interest Rate (1)	Maturity Date		March 31, 2021	December 31, 2020	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$80	$81	4.28%	October 2034	$—	$133	$134	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note (2)	13	13	5.41%	October 2034	—	133	134	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Trust 2016-2	68	67	4.35%	April 2037	—	70	71	Receivables
HASI ECON 101 Trust (3)	—	126	3.57%	May 2041	—	—	133	Receivables and investments
HASI SYB Trust 2017-1	150	150	3.86%	March 2042	—	204	205	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	94	95	3.68%	January 2047	—	108	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (4)	69	73	3.15% - 7.45%	2022 to 2032	18	69	73	Receivables
Unamortized financing costs	(11)	(12)
Non-recourse debt (5)	$463	$593
(1)Represents interest rate as of March 31, 2021.
(2)The Company repurchased this note in April of 2021.
(3)In March 2021, we prepaid this loan using proceeds from the sale of the assets which served as collateral. We recognized a loss on the sale of the assets of approximately $3 million which is included in gain on sale of receivables and investments in our income statement.
(4)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(5)The total collateral pledged against our non-recourse debt was $584 million and $723 million as of March 31, 2021 and December 31, 2020, respectively. In addition, $20 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of March 31, 2021 and December 31, 2020, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of March 31, 2021 and December 31, 2020.
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

The stated minimum maturities of non-recourse debt as of March 31, 2021, were as follows:

Future minimum maturities
(in millions)
April 1, 2021 to December 31, 2021	$21
2022	23
2023	27
2024	30
2025	27
2026	26
Thereafter	320
Total minimum maturities	$474
Unamortized financing costs	(11)
Total non-recourse debt	$463

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the "Senior Unsecured Notes"). The Senior Unsecured Notes are subject to covenants which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of March 31, 2021 and December 31, 2020. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
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
(2)Prior to this date, we may redeem, at our option, some or all of the 2024 Notes or 2025 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2024 Notes or 2025 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2024 Notes or 2025 Notes in whole or in part at redemption prices defined in the indenture governing the 2024 Notes or 2025 Notes, plus accrued and unpaid interest though the redemption date.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	March 31, 2021	December 31, 2020
	(in millions)
Principal	$1,275	$1,275
Accrued interest	18	22
Unamortized premium	2	2
Less: Unamortized financing costs	(15)	(16)
Carrying value of Senior Unsecured Notes	$1,280	$1,283

We recorded approximately $17 million in interest expense related to the Senior Unsecured Notes in the three months ended March 31, 2021 compared to approximately $7 million in the three months ended March 31, 2020.
Convertible Senior Notes
We have outstanding $294 million aggregate principal amount of convertible senior notes ("Convertible Senior Notes"), including $144 million of principal amount convertible senior notes due August 15, 2023 issued in August 2020 at a stated interest rate of 0%. Holders may convert any of their Convertible Senior Notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Senior Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of March 31, 2021:

	Outstanding Principal Amount	Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)						(in millions)
2022 Convertible Senior Notes	$150	September 1, 2022	4.125%	March 1 and September 1	36.7825	$27.19	5.5	$0.33
2023 Convertible Senior Notes	144	August 15, 2023	0.000%	N/A	20.6779	$48.36	3.0	$0.34
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
For both the 2022 Convertible Senior Notes and the 2023 Convertible Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its convertible notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the convertible notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the convertible notes may require us to redeem all or a portion of their convertible notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest.
We have a redemption option to call the 2022 Convertible Senior Notes prior to maturity (i) on or after March 1, 2022 and (ii) at any time if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT. The redemption price will be equal to the principal of the notes being redeemed, plus accrued and unpaid interest. In the event of redemption after March 1, 2022, there will be an additional make-whole premium paid to the holder of the redeemed notes unless the redemption is deemed reasonably necessary to preserve our qualification as a REIT. We may redeem the 2023 Convertible Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.

The following table presents a summary of the components of the Convertible Senior Notes:

	March 31, 2021	December 31, 2020
	(in millions)
Principal	$294	$294
Accrued interest	1	2
Less: Unamortized financing costs	(5)	(5)
Carrying value of Convertible Senior Notes	$290	$291

We recorded approximately $2 million in interest expense related to the Convertible Senior Notes in the each of three months ended March 31, 2021 and 2020, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2021, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in December 2021. As of March 31, 2021, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of March 31, 2021, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $(7) million for the three months ended March 31, 2021 compared to a $(2) million income tax benefit (expense) in the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, our income tax benefit/expense was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2021 and 4% for 2020.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2020 and 2021:

Announced Date	Record Date		Pay Date	Amount per share
2/20/2020	4/2/2020		4/10/2020	$0.34
6/5/2020	7/2/2020		7/9/2020	0.34
8/6/2020	10/2/2020		10/9/2020	0.34
11/5/2020	12/28/2020	(1)	01/8/2021	0.34
2/18/2021	04/5/2021		04/12/2021	0.35
(1) This dividend was treated as a distribution in 2021 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock during 2021 and 2020:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2020	ATM	4.500	$25.84	(2)	$115
Q2 2020	ATM	1.938	23.10	(2)	44
Q3 2020	ATM	0.875	33.81	(2)	29
Q4 2020	ATM	2.204	50.35	(2)	110
Q1 2021	ATM	1.639	63.55	(2)	103
(1)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2022 to 2024 subject to service, performance and market conditions. During the three months ended March 31, 2021, our board of directors awarded employees and directors 69,823 shares of restricted stock, restricted stock units and LTIP Units that vest from 2022 to 2024. As of March 31, 2021, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three months ended March 31, 2021 we recorded $5 million compared to $4 million during the same period in 2020. Of the current period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $11 million as of March 31, 2021. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(262)	28.59	—
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	52,397	61.58	3.2
Vested	(75,876)	20.47	(1.5)
Forfeited	—	—	—
Ending Balance — March 31, 2021	343,698	$34.54	$11.9

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	(266)	25.90	—
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	—	—	—
Ending Balance — March 31, 2021	81,846	$35.52	$2.9

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	—	—	—
Vested	(60,167)	25.82	(1.6)
Forfeited	—	—	—
Ending Balance — March 31, 2021	225,515	$20.50	$4.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2021	312,704	$20.59	$6.4

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers.

12.Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2 to our financial statements in this Form 10-Q. To the extent our Senior Convertible Notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion of the note in the denominator in calculating dilutive EPS as described in Note 2 to our financial statements in this Form 10-Q.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$51.0	$24.3
Less: Dividends and distributions on participating securities	(0.3)	(0.3)
Less: Undistributed earnings attributable to participating securities	(0.1)	—
Net income (loss) attributable to controlling stockholders — basic	50.6	24.0
Add: Interest expense related to convertible notes under the if-converted method	2.1	1.8
Add: Undistributed earnings attributable to participating securities	0.1	—
Net income (loss) attributable to controlling stockholders — dilutive	$52.8	$25.8

Denominator:
Weighted-average number of common shares — basic	77,493,021	67,172,104
Weighted-average number of common shares — diluted	86,866,581	73,140,922
Basic earnings per common share	$0.65	$0.36
Diluted earnings per common share	$0.61	$0.35

Securities being allocated a portion of earnings:
Weighted-average number of OP units	323,527	281,903

	As of March 31, 2021	As of March 31, 2020
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	569,213	660,880
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	569,213	660,880
Restricted stock units	81,846	241,988
LTIP Units with market-based vesting conditions	312,704	180,500
Potential shares of common stock related to convertible notes	8,487,800	5,510,499

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $54 million and $17 million during the three months ended March 31, 2021 and March 31, 2020, respectively.
We describe our accounting for non-controlling equity investments in Note 2 to our financial statements in this Form 10-Q.The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings LLC	Rosie Target Co, LLC (1)	Jupiter Equity Holdings LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (2)	Total
	(in millions)
Balance Sheet
As of December 31, 2020
Current assets	$92	$25	$284	$86	$241	$728
Total assets	1,532	298	3,136	303	4,969	10,238
Current liabilities	48	19	263	3	335	668
Total liabilities	1,217	118	504	139	2,123	4,101
Members' equity	315	180	2,632	164	2,846	6,137
As of December 31, 2019
Current assets	99	—	43	—	254	396
Total assets	1,335	87	456	—	3,186	5,064
Current liabilities	54	42	29	—	143	268
Total liabilities	1,010	82	55	—	896	2,043
Members' equity	325	5	401	—	2,290	3,021
Income Statement
For the twelve months ended December 31, 2020
Revenue	127	1	(14)	2	254	370
Income (loss) from continuing operations	(8)	(5)	(72)	(2)	(152)	(239)
Net income (loss)	(8)	(5)	(72)	(2)	(152)	(239)
For the twelve months ended December 31, 2019
Revenue	102	—	15	—	156	273
Income (loss) from continuing operations	(16)	—	(10)	—	(71)	(97)
Net income (loss)	(16)	—	(10)	—	(71)	(97)

(1)    Component of the Lighthouse Partnerships described in Note 6 to our financial statements in this Form 10-Q.
(2)     Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the "Company" refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” Our business is focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020, (collectively, our “2020 Form 10-K”) that was filed with the SEC.
Our Business
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
Our investments are focused on three areas:
•Behind-The-Meter ("BTM"): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements including heating, ventilation and air conditioning systems, lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;
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
We prefer investments in which the assets use proven technology and have a long-term, creditworthy off-taker or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and we may be secured by the installed improvements or other real estate rights. For GC assets, the off-taker or counterparty may be a utility or electric user who has entered into a contractual commitment, such as a power purchase agreement (“PPA”), to purchase power produced by a renewable energy project at a minimum price with potential price escalators for a portion of the project’s estimated life.
We completed approximately $188 million of transactions during the three months ended March 31, 2021, compared to approximately $186 million during the same period in 2020. As of March 31, 2021, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $2.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2021, our Portfolio consisted of over 220 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2021, we managed approximately $4.5 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2021, we manage approximately $7.4 billion of assets which we refer to as our "Managed Assets".

We make our investments utilizing a variety of structures including:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and
•Real estate, such as land or other assets leased for use by GC projects typically under long-term leases.
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
We often make investments where we hold preferred or mezzanine position in a project which is subordinated to project debt and/or preferred forms of equity. Investing greater than 15% of our assets in any individual project requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and the maintenance of our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
We believe we have available a broad range of financing sources as part of our strategy that are designed to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse debt, recourse debt, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings. We believe that certain debt we have issued meets the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings which do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2021, our pipeline consisted of more than $3.0 billion in new equity, debt and real estate opportunities. Of our pipeline, 48% is related to BTM assets and 42% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, the impacts of climate change, and the impact of the novel coronavirus (COVID-19). We provide a summary of the factors impacting our operating results in our 2020 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Variable Interest Entity Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio, and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2020 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $2.9 billion as of March 31, 2021 and included approximately $1.4 billion of BTM assets and approximately $1.5 billion of GC assets. Approximately 40% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet. Approximately 47% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 13% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 220 transactions with an average size of $13 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of March 31, 2021.
Our Portfolio included the following as of March 31, 2021:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•Real estate, such as land or other assets leased for use by GC projects typically under long-term leases; and
•Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2021:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$128	2021 to 2048
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum (1)	97	2022 to 2058
Fixed-rate receivables, interest rates greater than 6.50% per annum (2)	934	2021 to 2069
Receivables	1,159
Allowance for loss on receivables	(36)
Receivables, net of allowance	1,123
Fixed-rate investments, interest rates less than 5.00% per annum	15	2035 to 2046
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	11	2030 to 2051
Total receivables and investments	$1,149
(1)Excludes receivables held-for-sale of $6 million
(2)Excludes receivables held-for-sale of $18 million.
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended March 31,
	2021	2020
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$25	$23
Average balance of receivables	$1,235	$1,150
Average interest rate of receivables	8.0%	7.9%
Interest income, investments	$1	$1
Average balance of investments	$46	$73
Average interest rate of investments	3.9%	4.4%
Rental income	$6	$6
Average balance of real estate	$359	$362
Average yield on real estate	7.2%	7.2%
Average balance of receivables, investments, and real estate	$1,639	$1,585
Average yield from receivables, investments, and real estate	7.7%	7.6%
Debt
Interest expense	$28	$18
Average balance of debt	$2,190	$1,399
Average cost of debt	5.0%	5.2%

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2021:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance) (1)	$1,159	$131	$132	$387	$509
Investments	26	—	2	5	19

(1)Excludes receivables held-for-sale of $24 million.

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2021,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2021,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020

	Three months ended March 31,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$25	$24	$1	4%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	18	5	13	260%
Fee income	3	6	(3)	(50)%
Total Revenue	52	41	11	27%
Expenses
Interest expense	28	18	10	56%
Provision for loss on receivables	1	1	—	—%
Compensation and benefits	15	9	6	67%
General and administrative	4	3	1	33%
Total expenses	48	31	17	55%
Income before equity method investments	4	10	(6)	(60)%
Income (loss) from equity method investments	54	16	38	238%
Income (loss) before income taxes	58	26	32	123%
Income tax (expense) benefit	(7)	(2)	(5)	250%
Net income (loss)	$51	$24	$27	113%

•Net income increased by $27 million due to an increase of $11 million in total revenue and an increase in equity method investments income of $38 million, offset by a $17 million increase in total expenses and a $5 million increase in income tax expense. These results do not reflect the non-GAAP distributable earnings adjustment applied to our equity method investments, which is discussed in the non-GAAP financial measures section below.
•Total revenue increased by $11 million due to a $1 million increase in interest income resulting from a higher average balance of the Portfolio. There was a $10 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized, partially offset by lower fee generating activities.
•Interest expense increased by $10 million due primarily to higher average outstanding borrowings.
•Compensation and benefit expense increased by $6 million as a result of an increase in our employee headcount, compensation and one-time employee-related costs.
•Income from equity method investments increased by $38 million, primarily due to a larger portfolio of equity method investments and tax attributes recognized by our co-investors which increases our HLBV allocation of earnings.
•Income tax expense increased by $5 million primarily due to the increased HLBV income described above.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) distributable earnings, (2) distributable net investment income, and (3) managed assets. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.
Distributable Earnings
We calculate distributable earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, gains or (losses) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. Judgment will be utilized in determining when we will reflect the losses on receivables in our distributable earnings. In making this determination, we will consider certain circumstances such as, the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, distributable earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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

The following table provides results related to our equity method investments for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,
	2021	2020
	(in millions)
Income (loss) under GAAP	$54	$17

Distributable earnings	$24	$16
Return of capital/(deferred cash collections)	(13)	60
Cash collected	$11	$76

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$51,024	$0.61	$24,308	$0.35
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(54,481)		(16,588)
Add back equity method investments earnings	23,837		16,085
Equity-based compensation charges	5,499		3,548
Provision for loss on receivables	505		648
Gain/loss on debt modification or extinguishment	1,499		—
Amortization of intangibles	823		822
Non-cash provision (benefit) for income taxes	6,779		1,923
Current year earnings attributable to non-controlling interest	192		102
Distributable earnings (2)	$35,677	$0.43	$30,848	$0.44
(1)This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 82,561,956 shares and for the three months ended March 31, 2021 and 69,597,038 shares for the three months ended March 31, 2020 which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.

Distributable Net Investment Income
We have a portfolio of investments in climate solutions which we finance using a combination of debt and equity. We calculate distributable net investment income by adjusting GAAP-based net investment income for those distributable earnings adjustments described above which impact investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies.
The following is a reconciliation of our GAAP net investment income to our distributable net investment income:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Interest income	$25,100	$23,889
Rental income	6,469	6,470
GAAP-based investment revenue	31,569	30,359
Interest expense	27,582	18,135
GAAP-based net investment income	3,987	12,224
Equity method earnings adjustment	23,837	16,085
(Gain) loss on debt modification or extinguishment (1)	1,499	—
Amortization of real estate intangibles	772	772
Distributable net investment income	$30,095	$29,081
(1)Adds back non-cash write-off of debt issuance costs related to the modification of non-recourse debt included in interest expense in our income statement.

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	March 31, 2021	December 31, 2020
	(dollars in millions)
Equity method investments	$1,386	$1,280
Government receivables	135	248
Commercial receivables, net of allowance	988	965
Receivables held-for sale	24	—
Real estate	358	359
Investments	26	55
GAAP-based Portfolio	2,917	2,907
Assets held in securitization trusts	4,500	4,308
Managed Assets	$7,417	$7,215

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
Our Portfolio totaled approximately $2.9 billion as of March 31, 2021. Unlevered portfolio yield was 7.7% and 7.6% as of March 31, 2021 and December 31, 2020, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2021.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended March 31, 2021, will avoid annual carbon emissions by approximately 87,000 metric tons, equating to a CarbonCount® of 0.46. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 17 million metric tons.
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
We believe we have substantial liquidity as of March 31, 2021, with unrestricted cash balances of $232 million. During 2021, we have issued $103 million in equity and entered into an unsecured revolving credit facility for an initial commitment of $50 million, which in April 2021 was replaced with a similar facility with additional lenders for a maximum capacity of $400 million. Our only material maturities of non-amortizing recourse debt before 2024 are our Senior Convertible Notes, which may not require a cash outlay as they can be settled through the issuance of common stock.
In addition to the unsecured revolving credit facility, we have two secured revolving credit facilities (“Rep-Based Facility” and “Approval-Based Facility”) with several lenders with a combined maximum commitment of $300 million. For additional information on our credit facilities, see Note 7 to our financial statements in this Form 10-Q. As of March 31, 2021, we had $474 million of non-recourse borrowings. We have $1.3 billion of senior unsecured notes and $294 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies. As of March 31, 2021, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $4.5 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we will have future cash needs related to the maturity of the non-amortizing balances of our senior unsecured debt and the balances of our credit facilities. We also have maturities related to our non-recourse debt and Senior Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Senior Convertible Notes, we believe it is possible those obligations will be settled with the issuance of shares. For further information on non-recourse debt and our Senior Convertible Notes, see Note 8 to our financial statements of this Form 10-Q.

The maturity profile of these obligations are as follows (excluding non-recourse debt):

Maturities of Recourse Debt
$600
$500
$400
$300
$200
$100
$—
2021
2022
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Senior Convertible Notes
Credit facilities

The above cash maturities do not include our non-recourse debt, given that to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. The above also does not include convertible debt maturities, as it is possible those obligations will be settled with the issuance of shares. For further information on non-recourse debt and our convertible notes, see Note 8 to our financial statements of this Form 10-Q.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of March 31, 2021, below our current board-approved leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 99% as of March 31, 2021, which is within our targeted fixed rate debt percentage range of 75% to 100%.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	March 31, 2021	% of Total	December 31, 2020	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$20	1%	$23	1%
Fixed-rate debt	2,032	99%	2,166	99%
Total debt (1)	$2,052	100%	$2,189	100%
Equity	$1,311		$1,210
Leverage	1.6 to 1		1.8 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities. Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $253 million and $310 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2021 and December 31, 2020, respectively.
Cash flows relating to operating activities
Net cash used in operating activities was approximately $18 million for the three months ended March 31, 2021, driven primarily by net income of $51 million offset by adjustments for non-cash and other items of $69 million. The non-cash and other adjustments consisted of decreases of $43 million related to equity method investments, $24 million related to purchases of receivables held-for-sale to be sold in the second quarter, $8 million related to gains on securitizations, and $6 million related to other items. These decreases were partially offset by of increases of $2 million related to accounts payable and accrued expenses, $5 million related to equity-based compensation, $4 million of depreciation and amortization, and $1 million related to provision for loss on receivables,
Net cash provided by operating activities was approximately $12 million for the three months ended March 31, 2020, driven primarily by net income of $24 million, offset by adjustments for non-cash and other items of $12 million. The non-cash and other adjustments consisted of increases of $1 million related to provision for loss on receivables, $9 million related to equity method investments, $1 million of depreciation and amortization, $2 million of amortization of deferred financing costs, and $4 million related to equity-based compensation. These were offset by $5 million related to gains on securitizations and $24 million related to changes in accounts payable and accrued expenses and other items.
Cash flows relating to investing activities
Net cash used in investing activities was approximately $95 million for the three months ended March 31, 2021. We made $101 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $12 million and made $53 million of equity method investments. We collected $26 million of principal payments from receivables and fixed rate debt-securities, $44 million from the sales of financial assets, and received $1 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $56 million for the three months ended March 31, 2021. We received $103 million of net proceeds from issuances of common stock, which was offset by $5 million of principal payments on non-recourse debt, $3 million of principal payments on credit facilities, $10 million for withholding requirements as a result of the vesting of employee shares and paid $29 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $168 million as of March 31, 2021, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
The dividends declared in 2020 and 2021 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2021, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of March 31, 2021, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our government and commercial receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Our credit facilities are variable rate lines of credit with approximately $20 million outstanding as of March 31, 2021. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $20 million in variable rate borrowings by $25 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in this Form 10-Q.
Liquidity and Concentration Risk
The assets that comprise our Portfolio are not and are not expected to be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Certain of the projects in which we invest have one obligor and thus we are subject to concentration risk for these investments and could incur significant losses if any of these projects perform poorly or if we are required to write down the value of any of these projects. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas, which may make those assets or the related collateral more susceptible to natural disasters or other regional events. See also “Credit Risks” discussed above.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis, the cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as low natural gas prices continue or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted.
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
Environmental Risks
Our business is impacted by the effects of climate change, including extreme weather events, and various related regulatory responses. We discuss the risks and opportunities associated with the impacts of climate change in our Form 10-K Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations. This discussion outlines potential qualitative impacts to our business, quantitative illustrations of sensitivity as well as our strategy and resilience to these risks and opportunities.
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions amounting to approximately $19 million (net of recoveries) on the approximately $7 billion of loans and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.3% on cumulative such transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have established a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2021, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2021, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2020 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2021, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2021. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2021	195,700	$53.08	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2021.
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

10.1*	Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 7, 2021	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 7, 2021	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: May 7, 2021	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President