Form 10-Q
period 2021-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2021-08-06
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 78,617,195 shares of common stock, par value $0.01 per share, outstanding as of August 2, 2021 (which includes 197,256 shares of unvested restricted common stock).

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
Other important factors that we think could cause our actual results to differ materially from expected results are summarized below, including the ongoing impact of the current outbreak of the novel coronavirus ("COVID-19"), on the U.S., regional and global economies, the U.S. climate solutions market and the broader financial markets. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Form 10-K and in our subsequent filings under the Exchange Act. Other factors besides those listed could also adversely affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding new virus variants and uncertainty regarding whether "herd immunity" can be achieved through vaccination campaigns.
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
•market trends in our industry, energy markets, commodity prices including continued low natural gas prices, interest rates, the capital markets or the general economy;
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
- i -

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
•the degree to which our hedging strategies may or may not protect us from risks, such as interest rate or commodity price volatility;
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

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$583,219	$286,250
Equity method investments	1,489,122	1,279,651
Government receivables	130,685	248,455
Commercial receivables, net of allowance of $37 million and $36 million, respectively	1,026,555	965,452
Receivables held-for-sale	9,308	—
Real estate	357,633	359,176
Investments	17,876	55,377
Securitization assets	193,559	164,342
Other assets	127,575	100,364
Total Assets	$3,935,532	$3,459,067
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$75,813	$59,944
Credit facilities	44,830	22,591
Non-recourse debt (secured by assets of $579 million and $723 million, respectively)	441,513	592,547
Senior unsecured notes	1,759,137	1,283,335
Convertible notes	291,690	290,501
Total Liabilities	2,612,983	2,248,918
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 78,419,939 and 76,457,415 shares issued and outstanding, respectively	784	765
Additional paid in capital	1,487,103	1,394,009
Accumulated deficit	(193,530)	(204,112)
Accumulated other comprehensive income (loss)	11,336	12,634
Non-controlling interest	16,856	6,853
Total Stockholders’ Equity	1,322,549	1,210,149
Total Liabilities and Stockholders’ Equity	$3,935,532	$3,459,067

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Interest income	$25,016	$23,649	$50,117	$47,539
Rental income	6,462	6,469	12,931	12,939
Gain on sale of receivables and investments	24,426	15,916	41,916	20,820
Fee income	2,990	2,561	5,625	8,130
Total revenue	58,894	48,595	110,589	89,428
Expenses
Interest expense	40,463	21,664	68,045	39,798
Provision for loss on receivables	906	2,523	1,411	3,171
Compensation and benefits	12,422	9,314	27,633	18,212
General and administrative	4,966	3,853	9,850	7,262
Total expenses	58,757	37,354	106,939	68,443
Income before equity method investments	137	11,241	3,650	20,985
Income (loss) from equity method investments	22,252	(590)	76,734	15,999
Income (loss) before income taxes	22,389	10,651	80,384	36,984
Income tax (expense) benefit	(5,981)	1,407	(12,760)	(515)
Net income (loss)	$16,408	$12,058	$67,624	$36,469
Net income (loss) attributable to non-controlling interest holders	434	50	626	152
Net income (loss) attributable to controlling stockholders	$15,974	$12,008	$66,998	$36,317
Basic earnings (loss) per common share	$0.20	$0.16	$0.85	$0.51
Diluted earnings (loss) per common share	$0.20	$0.16	$0.81	$0.51
Weighted average common shares outstanding—basic	78,372,647	72,914,145	77,935,264	70,043,125
Weighted average common shares outstanding—diluted	81,944,511	73,382,217	87,165,587	70,662,377
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$16,408	$12,058	$67,624	$36,469
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $(0.6) million and $0.2 million for the three and six months ended June 30, 2021 and $(0.6) million and $(1.1) million for the three and six months ended June 30, 2020	11,943	3,953	(7,368)	11,407
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(1.5) million and $(1.9) million for the three and six months ended June 30, 2021 and $1.8 million and $1.7 million for the three and six months ended June 30, 2020	4,814	(5,419)	6,054	(5,061)
Comprehensive income (loss)	33,165	10,592	66,310	42,815
Less: Comprehensive income (loss) attributable to non-controlling interest holders	496	42	611	179
Comprehensive income (loss) attributable to controlling stockholders	$32,669	$10,550	$65,699	$42,636

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2021	78,319	$783	$1,489,168	$(181,992)	$(5,360)	$8,721	$1,311,320
Net income (loss)	—	—	—	15,974	—	434	16,408
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,905	38	11,943
Unrealized gain (loss) on interest rate swaps	—	—	—	—	4,791	23	4,814
Issued shares of common stock	—	—	(37)	—	—	—	(37)
Equity-based compensation	—	—	1,602	—	—	7,970	9,572
Issuance (repurchase) of vested equity-based compensation shares	100	1	(3,630)	—	—	—	(3,629)
Dividends and distributions	—	—	—	(27,512)	—	(330)	(27,842)
Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,336	$16,856	$1,322,549

Balance at March 31, 2020	71,325	$713	$1,206,225	$(185,789)	$11,076	$4,330	$1,036,555
Net income (loss)	—	—	—	12,008	—	50	12,058
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	3,938	15	3,953
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(5,395)	(24)	(5,419)
Issued shares of common stock	1,938	20	44,171	—	—	—	44,191
Equity-based compensation	—	—	1,900	—	—	1,319	3,219
Issuance (repurchase) of vested equity-based compensation shares	56	—	(1,320)	—	—	—	(1,320)
Dividends and distributions	—	—	—	(24,938)	—	(335)	(25,273)
Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964
See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	66,998	—	626	67,624
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(7,323)	(45)	(7,368)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	6,025	29	6,054
Issued shares of common stock	1,639	16	102,873	—	—	—	102,889
Equity-based compensation	—	—	4,241	—	—	10,009	14,250
Issuance (repurchase) of vested equity-based compensation shares	323	3	(14,020)	—	—	—	(14,017)
Dividends and distributions	—	—	—	(56,416)	—	(616)	(57,032)
Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,336	$16,856	$1,322,549

Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	36,317	—	152	36,469
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,358	49	11,407
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(5,039)	(22)	(5,061)
Issued shares of common stock	6,444	65	159,485	—	—	—	159,550
Equity-based compensation	—	—	6,481	—	—	2,258	8,739
Issuance (repurchase) of vested equity-based compensation shares	537	5	(17,293)	—	—	—	(17,288)
Dividends and distributions	—	—	—	(51,219)	—	(440)	(51,659)
Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$67,624	$36,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	1,411	3,171
Depreciation and amortization	1,839	1,790
Amortization of financing costs	5,579	3,466
Equity-based compensation	9,787	7,524
Equity method investments	(62,941)	18,643
Non-cash gain on securitization	(26,454)	(28,568)
(Gain) loss on sale of receivables and investments	(720)	8,654
Loss on debt extinguishment	14,584	—
Changes in receivables held-for-sale	(9,190)	—
Changes in accounts payable and accrued expenses	(534)	2,006
Change in accrued interest on receivables and investments	(893)	(13,530)
Other	(2,285)	(32)
Net cash provided by (used in) operating activities	(2,193)	39,593
Cash flows from investing activities
Equity method investments	(136,921)	(150,020)
Equity method investment distributions received	7,677	73,766
Purchases of and investments in receivables	(197,153)	(63,411)
Principal collections from receivables	51,065	60,031
Proceeds from sales of receivables	75,582	52,329
Purchases of investments	(4,830)	(17,571)
Principal collections from investments	142	1,697
Proceeds from sales of investments and securitization assets	15,197	58,035
Funding of escrow accounts	(11,851)	(6,563)
Withdrawal from escrow accounts	1,538	5,234
Other	941	421
Net cash provided by (used in) investing activities	(198,613)	13,948
Cash flows from financing activities
Proceeds from credit facilities	25,000	126,000
Principal payments on credit facilities	(3,041)	(126,795)
Proceeds from issuance of non-recourse debt	—	15,938
Principal payments on non-recourse debt	(25,554)	(90,960)
Proceeds from issuance of senior unsecured notes	1,000,000	400,000
Redemption of senior unsecured notes	(514,101)	—
Net proceeds of common stock issuances	102,727	158,950
Payments of dividends and distributions	(55,513)	(49,021)
Withholdings on employee share vesting	(14,018)	(17,283)
Payment of debt issuance costs	(15,629)	(6,292)
Other	(12)	(626)
Net cash provided by (used in) financing activities	499,859	409,911
Increase (decrease) in cash, cash equivalents, and restricted cash	299,053	463,452
Cash, cash equivalents, and restricted cash at beginning of period	310,331	106,586
Cash, cash equivalents, and restricted cash at end of period	$609,384	$570,038
Interest paid	$60,082	$33,533
Non-cash changes in liabilities (financing activity)	(121,512)	—
Non-cash changes in receivables and investments (investing activity)	127,614	—
Non-cash changes in residual assets (investing activity)	(34,684)	(28,923)
Non-cash changes in other assets (investing activity)	(1,729)	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2021

1.The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) invests in climate solutions by providing capital to the leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns from a diversified portfolio of projects with long-term and predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
The Company and its subsidiaries are hereafter referred to as “we,” “us,” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions, and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three and six-month periods ended June 30, 2021 and 2020, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Since we have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our assets on our balance sheet, we have concluded we are the primary beneficiary and should consolidate these entities under the provisions of ASC 810. We also have certain subsidiaries we deem to be voting interest entities that we control through our ownership of voting interests and accordingly consolidate.
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
Equity Method Investments
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies ("LLCs") taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule (which typically does not correspond with our ownership percentages). Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project's cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”).
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
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance including discounted cash flow analysis and probability-of-default/loss given default ("PD/LGD") methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries ("TRS") that are taxed separately, and that will generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis several organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT's net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
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

Recently Issued Accounting Pronouncements
Accounting standards updates issued before August 6, 2021, and effective after June 30, 2021, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2021 and December 31, 2020, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of June 30, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$145	$131	Level 3
Commercial receivables	1,162	1,027	Level 3
Receivables held-for-sale	16	9	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	188	188	Level 3
Liabilities (3)
Credit facilities	$45	$45	Level 3
Non-recourse debt	496	453	Level 3
Senior unsecured notes	1,813	1,782	Level 2
Convertible notes	496	296	Level 2
(1)The amortized cost of our investments as of June 30, 2021, was $17 million.
(2)Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost. The amortized cost of our securitization assets as of June 30, 2021 was $173 million.
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
(2)    Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost. The amortized cost of our securitization assets as of December 31, 2020, was $141 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$26	$63	$55	$75
Purchases of investments	—	1	5	18
Principal payments on investments	—	(1)	—	(2)
Sale of investments	(10)	(19)	(38)	(53)
Realized gains on investments recorded in gain on sale of receivables and investments	1	2	—	5
Unrealized gains (losses) on investments recorded in OCI	1	—	(4)	3
Balance, end of period	$18	$46	$18	$46

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2021	$7	$—	$0.2	$—
December 31, 2020	—	6	—	0.3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of June 30, 2021 and December 31, 2020. The weighted average discount rate used to determine the fair value of our investments as of June 30, 2021 and December 31, 2020 were 3.6% and 3.2%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$160	$118	$159	$122
Accretion of securitization residual assets	2	1	4	3
Additions to securitization residual assets	19	14	34	26
Collections of securitization residual assets	(5)	(3)	(5)	(4)
Sales of securitization residual assets	—	—	—	(21)
Unrealized gains (losses) on securitization residual assets recorded in OCI	12	5	(4)	9
Balance, end of period	$188	$135	$188	$135
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets as of June 30, 2021 and December 31, 2020. The weighted average discount rates used to determine the fair value of our securitization residual assets as of June 30, 2021 and December 31, 2020 were 4.3% and 3.8%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value. See Note 6 for discussion of a fair value measurement recorded at June 30, 2021 related to an equity method investment.
Concentration of Credit Risk
Government and commercial receivables, real estate leases, and debt investments consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various climate solutions projects and do not, in our view, represent a significant concentration of credit risk. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2021	December 31, 2020
	(in millions)
Cash deposits	$583	$286
Restricted cash deposits (included in other assets)	26	24
Total cash deposits	$609	$310
Amount of cash deposits in excess of amounts federally insured	$608	$309
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the six months ended June 30, 2021 and June 30, 2020.

We have also granted to members of our management team and directors LTIP Units pursuant to the 2013 Plan. LTIP Units issued to employees are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the "OP Agreement") provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our financial statements in this Form 10-Q.
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the six months ended June 30,
	2021	2020
	(in millions)
Gains on securitizations	$42	$21
Cost of financial assets securitized	584	110
Proceeds from securitizations	626	131
Residual and servicing assets	194	140
Cash received from residual and servicing assets	6	5
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, which are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing our residual interests in the trusts' collateral, the investors and the securitization trusts have no recourse to our assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 1% to 8%.
As of June 30, 2021 and December 31, 2020, our managed assets totaled $8.0 billion and $7.2 billion respectively, of which $5.0 billion and $4.3 billion were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2021 or June 30, 2020. As of June 30, 2021, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $104 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of June 30, 2021, our Portfolio included approximately $3.0 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.

In developing and evaluating performance against our credit criteria, we consider a number of qualitative and quantitative criteria including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2021, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage	(dollars in millions)
2021	$—	$19	$—	$—	$19
2020	—	178	—	—	178
2019	—	483	7	—	490
2018	—	254	—	—	254
2017	32	1	8	—	41
2016	15	59	—	—	74
Prior to 2016	84	46	—	8	138
Total receivables	131	1,040	15	8	1,194
Less: Allowance for loss on receivables	—	(22)	(7)	(8)	(37)
Net receivables (4)	131	1,018	8	—	1,157
Receivables held-for-sale	—	9	—	—	9
Investments	11	7	—	—	18
Real estate	—	358	—	—	358
Equity method investments (5)	—	1,464	25	—	1,489
Total	$142	$2,856	$33	$—	$3,031
Percent of Portfolio	5%	94%	1%	—%	100%
Average remaining balance (6)	$6	$14	$10	$4	$13
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of June 30, 2021 which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets. In addition, there is an equity method investment in a wind project with no book value where we had previously disclosed in 2019 our allocation of impairment losses recorded by the project sponsor. We moved this investment from Category 2 to Category 3 in the first quarter of 2021 due to continued underperformance.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 145 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $62 million.
Receivables
As of June 30, 2021, our allowance for loan losses was $37 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three and six months ended June 30, 2021, we increased our reserve by approximately $1 million as a result of loan commitments made during the period.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or "Portfolio Segment", as defined by Topic 326, as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Government (1)	$131	$—	$—	$248	$—	$—
Commercial (2)	1,063	268	37	1,002	282	36
Total	$1,194	$268	$37	$1,250	$282	$36
(1)As of June 30, 2021, our government receivables include $29 million of U.S. federal government transactions and $102 million of transactions where the ultimate obligors are state or local governments.
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
(2)As of June 30, 2021, this category of assets includes $565 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $593 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $51 million. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $15 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $22 million allowance on these $1.0 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2021		Three months ended June 30, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$36	$—	$26
Provision for loss on receivables	—	1	—	3
Ending balance	$—	$37	$—	$29

	Six months ended June 30, 2021		Six months ended June 30, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance (1)	$—	$36	$—	$26
Provision for loss on receivables	—	1	—	3
Ending balance	$—	$37	$—	$29
(1)For the six months ended June 30, 2020, the beginning balance represents January 1, 2020, the adoption date of Topic 326. The beginning balance includes the pre-tax allowance for loss on receivables of $17 million recorded upon adoption which reflects our estimated loss as of that date under the new standard as well as the $8 million of receivables which were previously on non-accrual status and fully reserved.
Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,194	$78	$56	$326	$734
Weighted average yield by period	8.3%	7.5%	6.3%	9.0%	8.3%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of June 30, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$18	$—	$—	$—	$18
Weighted average yield by period	4.1%	—%	—%	—%	4.1%

We had no investments that were impaired or on non-accrual status as of June 30, 2021 or December 31, 2020, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(15)	(14)
Real estate	$358	$359

As of June 30, 2021, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2021 to December 31, 2021	$2	$11
2022	3	22
2023	3	23
2024	3	24
2025	3	24
2026	3	24
Thereafter	72	717
Total	$89	$845

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of June 30, 2021, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings, LLC	$565
Various	Lighthouse Partnerships (1)	221
March 2020	University of Iowa Energy Collaborative Holdings LLC	121
Various	Phase V Class A LLC	108
Various	Other investees	474
	Total equity method investments	$1,489
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
On July 1, 2020, we acquired a preferred equity interest in Jupiter Equity Holdings, LLC ("Jupiter") that is expected to own an approximately 2.3 gigawatt portfolio of renewable energy projects. We have agreed to guarantee certain of the obligations of the subsidiary in connection with these agreements. As of June 30, 2021, we have made capital contributions to Jupiter of approximately $522 million related to nine operating wind projects and three operating solar projects with an aggregate capacity of approximately 2.3 gigawatts. We expect to ultimately invest approximately $540 million in Jupiter by making additional periodic capital contributions related to one more project anticipated to be commercially operational on or prior to December 31, 2021, at which time the additional project will be transferred into Jupiter. Assuming all of the projects are acquired by Jupiter, the renewables portfolio will consist of 13 projects (nine onshore wind projects and four utility-scale solar projects) and will feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $219 million through June 30, 2021, and additional investments are expected to be made in 2021 and 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers. In the first quarter of 2021, we made approximately $15 million in equity contributions and made $10 million in member loans to one of the Lighthouse Partnerships for the settlement of hedging activity under one of the project's power hedge agreements as a result of the February 2021 winter storms in Texas.
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
In July 2021, we restructured an equity method investment with a GAAP carrying value of $24 million to convert it to a $17 million loan. The June 30, 2021 GAAP carrying value of this investment included amounts related to non-cash HLBV income which in normal course would have reversed over time. Because this transaction was an indication of fair value that existed as of June 30, 2021, we accelerated the reversal of $7 million of previously recorded non-cash HLBV income included in the June 30, 2021 carrying value of this investment in the second quarter through income from equity method investments on our income statement.
7.Credit facilities
Secured credit facilities
We have two secured revolving credit facilities (our "Secured Credit Facilities"), a representation-based loan agreement (the “Rep-Based Facility") and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility, which we modified in March 2021 to have a maximum outstanding principal amount of $100 million, lowered from a previous amount of $250 million. This modification resulted in a $1.5 million loss due to the acceleration of a portion of the related unamortized financing costs which was recognized in the first quarter of 2021. The Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of June 30, 2021:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$19
Value of collateral pledged to credit facility	24	137
Weighted average short-term borrowing rate	N/A	1.58%

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
The amount eligible to be drawn under the Secured Credit Facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Secured Credit Facilities determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe, including in the case of one asset, an agreed-upon amortization schedule. The stated minimum maturities to be paid under the amortization schedule to meet the required target loan balances as of June 30, 2021 are as follows:

Future minimum maturities
(in millions)
July 1, 2021 to December 31, 2021	$—
2022	4
2023	15
Total	$19
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
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2021.
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
Unsecured credit facility
In April 2021, we entered into a new $400 million, 364-day unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders, replacing our then-existing $50 million unsecured revolving credit facility entered into in February 2021. As of June 30, 2021, the outstanding balance on this facility was $25 million, and it currently bears interest at a rate of 2.325%. We have approximately $2 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured credit facility.
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

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date		June 30, 2021	December 31, 2020	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$79	$81	4.28%	October 2034	$—	$133	$134	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note (1)	—	13	5.41%	October 2034	—	—	134	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Trust 2016-2	66	67	4.35%	April 2037	—	69	71	Receivables
HASI ECON 101 Trust (2)	—	126	3.57%	May 2041	—	—	133	Receivables and investments
HASI SYB Trust 2017-1	149	150	3.86%	March 2042	—	204	205	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	94	95	3.68%	January 2047	—	107	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	65	73	3.15% - 7.45%	2022 to 2032	18	66	73	Receivables
Unamortized financing costs	(11)	(12)
Non-recourse debt (4)	$442	$593
(1)The Company repurchased this note in April of 2021.
(2)In March 2021, contractual terms were modified resulting in the deconsolidation of both this debt and the related pledged assets. We recognized a loss of approximately $3 million which is included in gain on sale of receivables and investments in our income statement.
(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $579 million and $723 million as of June 30, 2021 and December 31, 2020, respectively. In addition, $24 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of June 30, 2021 and December 31, 2020, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We are in compliance with all covenants as of June 30, 2021 and December 31, 2020.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of June 30, 2021, were as follows:

Future minimum maturities
(in millions)
July 1, 2021 to December 31, 2021	$14
2022	23
2023	26
2024	30
2025	26
2026	25
Thereafter	309
Total minimum maturities	$453
Unamortized financing costs	(11)
Total non-recourse debt	$442

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from our investments in climate solutions serving as collateral for certain of our non-recourse debt facilities, these additional cash flows are required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings. To the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls.
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the "Senior Unsecured Notes"), including $1 billion of senior notes due 2026 ("2026 Notes") issued in June 2021. Proceeds from the 2026 Notes were used to redeem the 2024 Notes as described below. The Senior Unsecured Notes are subject to covenants which limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of June 30, 2021 and December 31, 2020. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets which are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2024 Notes	$—	(1)	July 15, 2024	5.25%	January 15th and July 15th	July 15, 2021
2025 Notes	400		April 15, 2025	6.00%	April 15 and October 15th	April 15, 2022 (2)
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (2)
2030 Notes	375	(3)	September 15, 2030	3.75%	February 15th and August 15th	September 15, 2022 (4)

(1)The first $350 million issuance of 2024 Notes was priced at par. We subsequently issued $150 million of the $500 million aggregate principal amount of the 2024 Notes for total proceeds of $157 million ($155 million net of issuance costs) at an effective interest rate of 4.13%. The 2024 Notes were redeemed in June 2021 using a portion of the proceeds from the 2026 Notes. We recognized a loss of $15 million upon redemption for the redemption premium and the acceleration of debt issuance cost and premium amortization which is recorded in interest expense in our income statement.

(2)Prior to this date, we may redeem, at our option, some or all of the 2025 Notes or 2026 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2025 Notes or 2026 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2025 Notes or 2026 Notes in whole or in part at redemption prices defined in the indenture governing the 2025 Notes or 2026 Notes, plus accrued and unpaid interest though the redemption date.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2021	December 31, 2020
	(in millions)
Principal	$1,775	$1,275
Accrued interest	10	22
Unamortized premium (discount)	(3)	2
Less: Unamortized financing costs	(23)	(16)
Carrying value of Senior Unsecured Notes	$1,759	$1,283

We recorded approximately $17 million and $34 million in interest expense related to the Senior Unsecured Notes in the three and six months ended June 30, 2021, respectively, compared to approximately $12 million and $18 million in the three and six months ended June 30, 2020, respectively.
Convertible Senior Notes
We have outstanding $294 million aggregate principal amount of convertible senior notes ("Convertible Senior Notes"). Holders may convert any of their Convertible Senior Notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Senior Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of June 30, 2021:

	Outstanding Principal Amount	Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)						(in millions)
2022 Convertible Senior Notes	$150	September 1, 2022	4.125%	March 1 and September 1	36.7956	$27.18	5.5	$0.33
2023 Convertible Senior Notes	144	August 15, 2023	0.000%	N/A	20.6816	$48.35	3.0	$0.34
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
We have a redemption option to call the 2022 Convertible Senior Notes prior to maturity (i) on or after March 1, 2022 and (ii) at any time if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT, with the holder of the notes having the option of converting prior to our redemption becoming effective. The redemption price will be equal to the principal of the notes being redeemed, plus accrued and unpaid interest. In the event of redemption after March 1, 2022, there will be an additional make-whole premium paid to the holder of the redeemed notes unless the redemption is deemed reasonably necessary to preserve our qualification as a REIT. We may redeem the 2023 Convertible Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.
The following table presents a summary of the components of the Convertible Senior Notes:

	June 30, 2021	December 31, 2020
	(in millions)
Principal	$294	$294
Accrued interest	2	2
Less: Unamortized financing costs	(4)	(5)
Carrying value of Convertible Senior Notes	$292	$291

We recorded approximately $2 million and $4 million in interest expense related to the Convertible Senior Notes in the three and six months ended June 30, 2021, respectively, compared to $2 million and $4 million for the three and six months ended June 30, 2020, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2021, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in December 2021. As of June 30, 2021, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of June 30, 2021, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(6) million and $(13) million for the three and six months ended June 30, 2021, respectively compared to a $1 million and $(1) million income tax (expense) benefit in the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2021 and 2020, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2021 and 4% for 2020.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2020 and 2021:

Announced Date	Record Date		Pay Date	Amount per share
2/20/2020	4/2/2020		4/10/2020	$0.34
6/5/2020	7/2/2020		7/9/2020	0.34
8/6/2020	10/2/2020		10/9/2020	0.34
11/5/2020	12/28/2020	(1)	01/8/2021	0.34
2/18/2021	04/5/2021		04/12/2021	0.35
5/4/2021	7/2/2021		7/9/2021	0.35
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2020	ATM	4.500	$25.84	$115
Q2 2020	ATM	1.938	23.10	44
Q3 2020	ATM	0.875	33.81	29
Q4 2020	ATM	2.204	50.35	110
Q1 2021	ATM	1.639	63.55	103
(1)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2022 to 2024 subject to service, performance and market conditions. During the six months ended June 30, 2021, our board of directors awarded employees and directors 419,946 shares of restricted stock, restricted stock units and LTIP Units that vest from 2022 to 2024. As of June 30, 2021, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and six months ended June 30, 2021 we recorded $4 million and $10 million of stock based compensation, respectively, compared to $4 million and $8 million during the three and six months ended June 30, 2020. Of the current six-month period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status which occurred in the first quarter of 2021. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $22 million as of June 30, 2021. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(262)	28.59	—
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	66,673	60.15	4.0
Vested	(250,758)	29.22	(7.3)
Forfeited	(50)	63.59	—
Ending Balance — June 30, 2021	183,042	$37.57	$6.9
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	(266)	25.90	—
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	—	—	—
Ending Balance — June 30, 2021	81,846	$35.52	$2.9

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance — June 30, 2021	384,046	$43.15	$16.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance — June 30, 2021	347,478	$31.61	$11.0

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$16.0	$12.0	$67.0	$36.3
Less: Dividends and distributions on participating securities	(0.2)	(0.2)	(0.5)	(0.5)
Less: Undistributed earnings attributable to participating securities	—	—	(0.1)	—
Net income (loss) attributable to controlling stockholders — basic	15.8	11.8	66.4	35.8
Add: Interest expense related to convertible notes under the if-converted method	0.3	—	4.3	—
Add: Undistributed earnings attributable to participating securities	—	—	0.1	—
Net income (loss) attributable to controlling stockholders — dilutive	$16.1	$11.8	$70.8	$35.8

Denominator:
Weighted-average number of common shares — basic	78,372,647	72,914,145	77,935,264	70,043,125
Weighted-average number of common shares — diluted	81,944,511	73,382,217	87,165,587	70,662,377
Basic earnings per common share	$0.20	$0.16	$0.85	$0.51
Diluted earnings per common share	$0.20	$0.16	$0.81	$0.51

Securities being allocated a portion of earnings:
Weighted-average number of OP units	493,737	321,261	409,102	301,582

	As of June 30, 2021	As of June 30, 2020
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	567,088	657,841
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	567,088	657,841
Restricted stock units	81,846	235,866
LTIP Units with market-based vesting conditions	347,478	312,704
Potential shares of common stock related to convertible notes	8,490,305	5,513,244

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $22 million and $77 million during the three and six months ended June 30, 2021, respectively, compared to $(1) million and $16 million during the three and six months ended June 30, 2020, respectively.
We describe our accounting for non-controlling equity investments in Note 2 to our financial statements in this Form 10-Q.The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings LLC	Rosie Target Co, LLC (1)	Lighthouse Renewable HoldCo LLC (1)	Jupiter Equity Holdings LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (2)	Total
	(in millions)
Balance Sheet
As of March 31, 2021
Current assets	$90	$13	$11	$464	$74	$281	$933
Total assets	1,567	288	486	3,320	400	4,681	10,742
Current liabilities	59	7	37	356	7	474	940
Total liabilities	1,240	103	117	657	271	2,174	4,562
Members' equity	327	185	369	2,663	129	2,507	6,180
As of December 31, 2020
Current assets	92	25	22	314	86	215	754
Total assets	1,532	299	497	3,131	303	4,476	10,238
Current liabilities	48	19	22	236	3	317	645
Total liabilities	1,217	118	87	478	139	2,040	4,079
Members' equity	315	181	410	2,653	164	2,436	6,159
Income Statement
For the three months ended March 31, 2021
Revenue	33	2	(62)	(72)	3	76	(20)
Income (loss) from continuing operations	1	(2)	(71)	(165)	7	(7)	(237)
Net income (loss)	1	(2)	(71)	(165)	7	(7)	(237)
For the three months ended March 31, 2020
Revenue	29	—	—	—	—	54	83
Income (loss) from continuing operations	(5)	—	—	—	—	(3)	(8)
Net income (loss)	(5)	—	—	—	—	(3)	(8)
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
•Grid-Connected ("GC"): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Sustainable Infrastructure: upgraded transmission and distribution systems, water and storm water infrastructure, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
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
We completed approximately $509 million and $697 million of transactions during the three and six months ended June 30, 2021, respectively, compared to approximately $178 million and $364 million during the same period in 2020. As of June 30, 2021, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $3.0 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2021, our Portfolio consisted of over 225 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2021, we managed approximately $5.0 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2021, we manage approximately $8.0 billion of assets which we refer to as our "Managed Assets".

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
We believe we have available a broad range of financing sources as part of our strategy that are designed to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse debt, recourse debt, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings. We believe that certain debt we have issued meets the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of June 30, 2021, our pipeline consisted of more than $3.0 billion in new equity, debt and real estate opportunities. Of our pipeline, 49% is related to BTM assets and 34% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2021. The uncertainty surrounding COVID-19 may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $3.0 billion as of June 30, 2021 and included approximately $1.5 billion of BTM assets and approximately $1.5 billion of GC assets. Approximately 39% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet. Approximately 48% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 13% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 225 transactions with an average size of $13 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of June 30, 2021.
Our Portfolio included the following as of June 30, 2021:
•Equity investments in either preferred or common structures in unconsolidated entities;
•Government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•Real estate, such as land or other assets leased for use by GC projects typically under long-term leases; and
•Investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2021:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$117	2023 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	67	2022 to 2056
Fixed-rate receivables, interest rates greater than 6.50% per annum (1)	1,010	2021 to 2069
Receivables	1,194
Allowance for loss on receivables	(37)
Receivables, net of allowance	1,157
Fixed-rate investments, interest rates less than 5.00% per annum	11	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7	2047 to 2051
Total receivables and investments	$1,175
(1)Excludes receivables held-for-sale of $9 million
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$25	$23	$49	$46
Average balance of receivables	$1,180	$1,133	$1,214	$1,148
Average interest rate of receivables	8.4%	8.0%	8.1%	7.9%
Interest income, investments	$—	$1	$1	$1
Average balance of investments	$21	$58	$36	$66
Average interest rate of investments	4.5%	4.4%	3.9%	4.4%
Rental income	$6	$6	$13	$13
Average balance of real estate	$358	$361	$358	$361
Average yield on real estate	7.2%	7.2%	7.2%	7.2%
Average balance of receivables, investments, and real estate	$1,559	$1,553	$1,608	$1,576
Average yield from receivables, investments, and real estate	8.1%	7.7%	7.8%	7.6%
Debt
Interest expense	$26	$22	$53	$40
Average balance of debt	$2,068	$1,664	$2,129	$1,532
Average cost of debt	5.0%	5.2%	5.0%	5.2%

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2021:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance) (1)	$1,194	$139	$185	$390	$480
Investments	18	1	2	3	12

(1)Excludes receivables held-for-sale of $9 million.

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2021,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2021,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020

	Three months ended June 30,
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$25	$24	$1	4%
Rental income	6	6	—	—%
Gain on sale of receivables and investments	25	16	9	56%
Fee income	3	3	—	—%
Total Revenue	59	49	10	20%
Expenses
Interest expense	41	22	19	86%
Provision for loss on receivables	1	2	(1)	(50)%
Compensation and benefits	12	9	3	33%
General and administrative	5	4	1	25%
Total expenses	59	37	22	59%
Income (loss) before equity method investments	—	12	(12)	(100)%
Income (loss) from equity method investments	22	(1)	23	(2,300)%
Income (loss) before income taxes	22	11	11	100%
Income tax (expense) benefit	(6)	1	(7)	(700)%
Net income (loss)	$16	$12	$4	33%

•Net income increased by $4 million due to an increase of $10 million in total revenue and an increase in equity method investments income of $23 million, offset by a $22 million increase in total expenses and a $7 million increase in income tax expense. These results do not reflect the non-GAAP distributable earnings adjustments discussed in the non-GAAP financial measures section below.
•Total revenue increased by $10 million due to a $1 million increase in interest income resulting from a higher average Portfolio balance and rate and a $9 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized, partially offset by lower fee generating activities.
•Interest expense increased by $19 million due primarily to a one-time loss on the redemption of senior unsecured notes, as well as additional expense due to a higher outstanding debt balance.
•Compensation and benefits expense increased by $3 million as a result of an increase in our employee headcount and compensation.
•Income from equity method investments increased by $23 million primarily due to new investments which were not in the portfolio in the prior period.

•Income tax expense increased by $7 million primarily due to the increased HLBV income described above.
Comparison of the Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020

	Six months ended June 30, 2021
	2021	2020	$ Change	% Change
	(dollars in millions)
Revenue
Interest income	$50	$47	$3	6%
Rental income	13	13	—	—%
Gain on sale of receivables and investments	42	21	21	100%
Fee income	6	8	(2)	(25)%
Total Revenue	111	89	22	25%
Expenses
Interest expense	68	40	28	70%
Provision for loss on receivables	1	3	(2)	(67)%
Compensation and benefits	28	18	10	56%
General and administrative	10	7	3	43%
Total expenses	107	68	39	57%
Income (loss) before equity method investments	4	21	(17)	(81)%
Income (loss) from equity method investments	77	16	61	381%
Income (loss) before income taxes	81	37	44	119%
Income tax (expense) benefit	(13)	(1)	(12)	1,200%
Net income (loss)	$68	$36	$32	89%
•Net income increased by $32 million due to an increase of $22 million in total revenue and an increase in equity method investments income of $61 million, offset by a $39 million increase in total expenses and a $12 million increase in income tax expense. These results do not reflect the non-GAAP distributable earnings adjustments discussed in the non-GAAP financial measures section below.
•Total revenue increased by $22 million due to a $3 million increase in interest income resulting from a higher average Portfolio balance and rate and a $19 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized, partially offset by lower fee generating activities.
•Interest expense increased by $28 million due to a one time loss on the redemption of senior unsecured notes, as well as additional expense due to a larger outstanding debt balance.
•Compensation and benefits expense increased by $10 million as a result of an increase in our employee headcount, compensation and one-time employee-related costs. General and administrative expenses increased by $3 million due primarily to an increase in the size of the company.
•Income from equity method investments increased by $61 million primarily due to new investments which were not in the portfolio in the prior period.
•Income tax expense increased by $12 million primarily due to the increased HLBV income described above.
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
Distributable Earnings
We calculate distributable earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our distributable earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, distributable earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
The following table provides results related to our equity method investments for the three and six months ended June 30, 2021 and 2020.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions)
Income (loss) under GAAP	$22	$(1)	$77	$16

Distributable earnings	$27	$11	$51	$27
Return of capital/(deferred cash collections)	(17)	19	(30)	79
Cash collected	$10	$30	$21	$106

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$15,974	$0.20	$12,008	$0.16	$66,998	$0.81	$36,317	$0.51
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(22,252)		590		(76,734)		(15,999)
Equity method investments earnings	26,834		11,018		50,671		27,103
Equity-based compensation charges	4,289		3,975		9,787		7,524
Provision for loss on receivables	906		2,523		1,411		3,171
Loss (gain) on debt modification or extinguishment	14,584		—		16,083		—
Amortization of intangibles	823		824		1,645		1,646
Non-cash provision (benefit) for income taxes	5,981		(1,407)		12,760		515
Current year earnings attributable to non-controlling interest	434		50		626		152
Distributable earnings (2)	$47,573	$0.57	$29,581	$0.40	$83,247	$1.01	$60,429	$0.84
(1)This is the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 82,832,735 shares and 82,723,380 shares for the three and six months ended June 30, 2021 and 74,543,045 shares and 72,095,539 shares for the three and six months ended June 30, 2020, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.

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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$25,016	$23,649	$50,117	$47,539
Rental income	6,462	6,469	12,931	12,939
GAAP-based investment revenue	31,478	30,118	63,048	60,478
Interest expense	40,463	21,664	68,045	39,798
GAAP-based net investment income	(8,985)	8,454	(4,997)	20,680
Equity method earnings adjustment	26,834	11,018	50,671	27,103
Loss (gain) on debt modification or extinguishment	14,584	—	16,083	—
Amortization of real estate intangibles	773	773	1,543	1,546
Distributable net investment income	$33,206	$20,245	$63,300	$49,329

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	June 30, 2021	December 31, 2020
	(dollars in millions)
Equity method investments	$1,489	$1,280
Government receivables	131	248
Commercial receivables, net of allowance	1,026	965
Receivables held-for sale	9	—
Real estate	358	359
Investments	18	55
GAAP-based Portfolio	3,031	2,907
Assets held in securitization trusts	4,973	4,308
Managed Assets	$8,004	$7,215

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
Our Portfolio totaled approximately $3.0 billion as of June 30, 2021. Unlevered portfolio yield was 7.7% and 7.6% as of June 30, 2021 and December 31, 2020, respectively. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2021.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended June 30, 2021, will avoid annual carbon emissions by approximately 115,000 metric tons, equating to a CarbonCount® of 0.23. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 17 million metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements, including ongoing commitments to repay borrowings, fund and maintain our current and future assets, make distributions to our stockholders and other general business needs. We will use significant cash to make investments in climate solutions, repay principal and interest on our borrowings, make distributions to our stockholders and fund our operations. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with non-recourse or recourse debt, equity and off-balance sheet securitization structures.
We have adequate liquidity as of June 30, 2021, with unrestricted cash balances of $583 million, an unsecured revolving credit facility with an unused capacity of $375 million and $67 million of available capacity in our secured revolving credit facilities. During 2021, in addition to entering into our $400 million unsecured revolving credit facility, we have issued $103 million in equity, and issued $1 billion in senior unsecured notes, with $500 million being used to redeem our 2024 senior unsecured notes. As of June 30, 2021, we had $453 million of non-recourse borrowings. We have $1.8 billion of senior unsecured notes and $294 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies. As of June 30, 2021, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.0 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we will have future cash needs related to the maturity of the non-amortizing balances of our Senior Unsecured Notes and the balances of our credit facilities. We also have maturities related to our non-recourse debt and Senior Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Senior Convertible Notes, it is possible those obligations will be settled with the issuance of shares. For further information on non-recourse debt and our Senior Convertible Notes, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of these obligations are as follows (excluding non-recourse debt):

Maturities of Recourse Debt in Millions
$1,100
$1,000
$900
$800
$700
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.9 to 1 as of June 30, 2021, below our current board-approved leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 98% as of June 30, 2021, which is within our targeted fixed rate debt percentage range of 75% to 100%.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	June 30, 2021	% of Total	December 31, 2020	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$45	2%	$23	1%
Fixed-rate debt	2,492	98%	2,166	99%
Total debt (1)	$2,537	100%	$2,189	100%
Equity	$1,323		$1,210
Leverage	1.9 to 1		1.8 to 1

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
We believe our identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future investments, debt service, operating costs and distributions to our stockholders. To qualify as a REIT, we must distribute annually at least 90% of our REIT’s taxable income without regard to the deduction for dividends paid and excluding net capital gains. These dividend requirements limit our ability to retain earnings and thereby increase the need to replenish capital for growth and our operations.
Sources and Uses of Cash
We had approximately $609 million and $310 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2021 and December 31, 2020, respectively.
Cash flows relating to operating activities
Net cash used in operating activities was approximately $2 million for the six months ended June 30, 2021, driven primarily by net income of $68 million offset by adjustments for non-cash and other items of $70 million. The non-cash and other adjustments consisted of decreases of $63 million related to equity method investments, $9 million related to purchases of receivables held-for-sale, $27 million related to gains on securitizations, and $4 million related to other items. These decreases were partially offset by a loss on debt extinguishment of $15 million and by increases of $10 million related to equity-based compensation, $7 million of depreciation and amortization, and $1 million related to provision for loss on receivables.
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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $199 million for the six months ended June 30, 2021. We made $202 million of investments in receivables and fixed rate debt-securities, funded escrow accounts for $12 million and made $137 million of equity method investments. We collected $51 million of principal payments from receivables and fixed rate debt-securities, $91 million from the sales of financial assets, $8 million from equity method investments in excess of income recognized to date under GAAP and received $2 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $500 million for the six months ended June 30, 2021. We received $1 billion from the issuance of senior unsecured notes, $103 million of net proceeds from issuances of common stock, and $25 million of borrowings from credit facilities, which were offset by $514 million related to the redemption of senior unsecured notes, $26 million of principal prepayments on non-recourse debt, $15 million for debt issuance costs, $3 million of principal payments on credit facilities, $14 million for withholding requirements resulting from the vesting of employee shares and paid $56 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $194 million as of June 30, 2021, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2021, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of June 30, 2021, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our government and commercial receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Typically, our long-term debt is at fixed rates or we may at times use interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.
Our credit facilities are variable rate lines of credit with approximately $45 million outstanding as of June 30, 2021. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $45 million in variable rate borrowings by $50 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions amounting to approximately $19 million (net of recoveries) on the over $7 billion of loans and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.3% on cumulative such transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2021, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2021, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2021, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2020 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2021, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2021. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2021	195,700	$53.08	N/A	N/A
April 1 - April 30, 2021	6,484	56.31	N/A	N/A
May 1 - May 31, 2021	67,593	48.30	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2021.
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

4.6
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

4.7
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on June 28, 2021).

10.1
Credit Agreement, dated as of April 19, 2021, between the Company and certain subsidiaries and JPMorgan Chase Bank, N.A., as Administrative Agent and each lender from time to time party thereto (incorporated by reference to Exhibit 10.1 on Registrant's Form 8-K (No. 011-35877), filed on April 20, 2021).

10.2*	Second Amended and Restated Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson

10.3*	Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Susan D. Nickey

10.4*	Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc T. Pangburn

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 6, 2021	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 6, 2021	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: August 6, 2021	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President