Form 10-Q
period 2021-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2021-11-05
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 84,693,740 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2021 (which includes 197,256 shares of unvested restricted common stock).

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ materially from those described in the forward-looking statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 (collectively, our “2020 Form 10-K”), that was filed with the U.S. Securities and Exchange Commission (the “SEC”), and this Form 10-Q and other periodic reports that we file with the SEC.
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
•market trends in our industry, energy markets, commodity prices (including continued low natural gas prices), interest rates, the capital markets or the general economy;
•our business and investment strategy;
•the availability of opportunities to invest in climate solutions, including energy efficiency and renewable energy projects, and our ability to complete potential new opportunities in our pipeline;
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
- i -

•the impact of weather conditions, natural disasters, accidents, equipment failures or other events that disrupt the operation of our investments or negatively impact the value of our assets;
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
•the impact of and changes in accounting guidance;
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);
•the availability of and our ability to attract and retain qualified personnel;
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

- iii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2021 (unaudited)	December 31, 2020
Assets
Cash and cash equivalents	$413,259	$286,250
Equity method investments	1,468,282	1,279,651
Commercial receivables, net of allowance of $39 million and $36 million, respectively	1,224,741	965,452
Government receivables	126,412	248,455
Real estate	356,861	359,176
Investments	17,637	55,377
Securitization assets	203,625	164,342
Other assets	130,046	100,364
Total Assets	$3,940,863	$3,459,067
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$77,395	$59,944
Credit facilities	25,483	22,591
Non-recourse debt (secured by assets of $574 million and $723 million, respectively)	438,051	592,547
Senior unsecured notes	1,771,264	1,283,335
Convertible notes	155,285	290,501
Total Liabilities	2,467,478	2,248,918
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 84,275,179 and 76,457,415 shares issued and outstanding, respectively	843	765
Additional paid in capital	1,671,747	1,394,009
Accumulated deficit	(225,933)	(204,112)
Accumulated other comprehensive income (loss)	7,746	12,634
Non-controlling interest	18,982	6,853
Total Stockholders’ Equity	1,473,385	1,210,149
Total Liabilities and Stockholders’ Equity	$3,940,863	$3,459,067

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Interest income	$26,236	$23,508	$76,352	$71,046
Rental income	6,430	6,469	19,361	19,408
Gain on sale of receivables and investments	13,072	13,628	54,988	34,449
Fee income	3,144	4,984	8,769	13,115
Total revenue	48,882	48,589	159,470	138,018
Expenses
Interest expense	27,349	26,085	95,394	65,884
Provision for loss on receivables	1,485	2,458	2,896	5,629
Compensation and benefits	12,218	9,012	39,850	27,223
General and administrative	4,964	3,918	14,814	11,181
Total expenses	46,016	41,473	152,954	109,917
Income before equity method investments	2,866	7,116	6,516	28,101
Income (loss) from equity method investments	(7,215)	16,506	69,519	32,505
Income (loss) before income taxes	(4,349)	23,622	76,035	60,606
Income tax (expense) benefit	1,250	(2,345)	(11,510)	(2,860)
Net income (loss)	$(3,099)	$21,277	$64,525	$57,746
Net income (loss) attributable to non-controlling interest holders	(261)	102	366	255
Net income (loss) attributable to controlling stockholders	$(2,838)	$21,175	$64,159	$57,491
Basic earnings (loss) per common share	$(0.04)	$0.28	$0.81	$0.80
Diluted earnings (loss) per common share	$(0.04)	$0.28	$0.79	$0.78
Weighted average common shares outstanding—basic	79,335,173	74,012,788	78,407,028	71,376,004
Weighted average common shares outstanding—diluted	79,335,173	76,131,252	82,069,464	72,644,626
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(3,099)	$21,277	$64,525	$57,746
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 and $0.0 million and $(1.1) million for the three and nine months ended September 30, 2020	(900)	872	(8,268)	12,280
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.9 million and $(1.0) million for the three and nine months ended September 30, 2021 and $(0.3) million and $1.3 million for the three and nine months ended September 30, 2020	(2,703)	990	3,351	(4,071)
Comprehensive income (loss)	(6,702)	23,139	59,608	65,955
Less: Comprehensive income (loss) attributable to non-controlling interest holders	(274)	110	337	289
Comprehensive income (loss) attributable to controlling stockholders	$(6,428)	$23,029	$59,271	$65,666

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,335	$16,855	$1,322,547
Net income (loss)	—	—	—	(2,838)	—	(261)	(3,099)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(896)	(4)	(900)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(2,693)	(10)	(2,703)
Issued shares of common stock	857	9	48,803	—	—	—	48,812
Equity-based compensation	—	—	985	—	—	2,730	3,715
Conversion of convertible notes	4,999	50	134,856	—	—	—	134,906
Dividends and distributions	—	—	—	(29,565)	—	(328)	(29,893)
Balance at September 30, 2021	84,275	$843	$1,671,747	$(225,933)	$7,746	$18,982	$1,473,385

Balance at June 30, 2020	73,319	$733	$1,250,976	$(198,719)	$9,619	$5,355	$1,067,964
Net income (loss)	—	—	—	21,175	—	102	21,277
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	864	8	872
Unrealized gain (loss) on interest rate swaps	—	—	—	—	991	(1)	990
Issued shares of common stock	875	10	29,238	—	—	—	29,248
Equity-based compensation	—	—	1,617	—	—	1,285	2,902
Other	59	—	913	—	—	(859)	54
Dividends and distributions	—	—	—	(25,370)	—	(200)	(25,570)
Balance at September 30, 2020	74,253	$743	$1,282,744	$(202,914)	$11,474	$5,690	$1,097,737
See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	64,159	—	366	64,525
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(8,219)	(49)	(8,268)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	3,331	20	3,351
Issued shares of common stock	2,496	25	151,676	—	—	—	151,701
Equity-based compensation	—	—	5,226	—	—	12,739	17,965
Issuance (repurchase) of vested equity-based compensation shares	323	3	(14,020)	—	—	—	(14,017)
Conversion of convertible notes	4,999	50	134,856	—	—	—	134,906
Dividends and distributions	—	—	—	(85,980)	—	(947)	(86,927)
Balance at September 30, 2021	84,275	$843	$1,671,747	$(225,933)	$7,746	$18,982	$1,473,385

Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	57,491	—	255	57,746
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,222	58	12,280
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(4,048)	(23)	(4,071)
Issued shares of common stock	7,319	75	188,723	—	—	—	188,798
Equity-based compensation	—	—	8,098	—	—	3,543	11,641
Issuance (repurchase) of vested equity-based compensation shares	537	5	(17,293)	—	—	—	(17,288)
Other	59	—	913	—	—	(860)	53
Dividends and distributions	—	—	—	(76,588)	—	(641)	(77,229)
Balance at September 30, 2020	74,253	$743	$1,282,744	$(202,914)	$11,474	$5,690	$1,097,737

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$64,525	$57,746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	2,896	5,629
Depreciation and amortization	2,811	2,685
Amortization of financing costs	8,445	5,824
Equity-based compensation	13,503	11,615
Equity method investments	(45,684)	14,024
Non-cash gain on securitization	(37,521)	(36,866)
(Gain) loss on sale of receivables and investments	(720)	8,671
Loss on debt extinguishment	14,584	—
Changes in accounts payable and accrued expenses	11,606	5,906
Change in accrued interest on receivables and investments	(9,516)	(21,925)
Other	(3,243)	(1,447)
Net cash provided by (used in) operating activities	21,686	51,862
Cash flows from investing activities
Equity method investments	(155,461)	(322,948)
Equity method investment distributions received	10,936	90,920
Proceeds from sales of equity method investments	300	—
Purchases of and investments in receivables	(407,517)	(92,232)
Principal collections from receivables	87,548	94,780
Proceeds from sales of receivables	75,582	52,329
Purchases of investments	(4,830)	(22,777)
Principal collections from investments	256	1,981
Proceeds from sales of investments and securitization assets	15,197	58,018
Funding of escrow accounts	(12,069)	(7,783)
Withdrawal from escrow accounts	1,538	6,300
Other	290	3,200
Net cash provided by (used in) investing activities	(388,230)	(138,212)
Cash flows from financing activities
Proceeds from credit facilities	25,000	126,000
Principal payments on credit facilities	(22,441)	(134,594)
Proceeds from issuance of non-recourse debt	—	15,938
Principal payments on non-recourse debt	(29,900)	(118,623)
Proceeds from issuance of senior unsecured notes	1,000,000	771,250
Proceeds from issuance of convertible notes	—	143,750
Redemption of senior unsecured notes	(500,000)	—
Net proceeds of common stock issuances	151,501	188,197
Payments of dividends and distributions	(83,354)	(74,295)
Withholdings on employee share vesting	(14,018)	(17,287)
Redemption premium paid	(14,101)	—
Payment of debt issuance costs	(17,672)	(14,382)
Other	(13)	(623)
Net cash provided by (used in) financing activities	495,002	885,331
Increase (decrease) in cash, cash equivalents, and restricted cash	128,458	798,981
Cash, cash equivalents, and restricted cash at beginning of period	310,331	106,586
Cash, cash equivalents, and restricted cash at end of period	$438,789	$905,567
Interest paid	$74,962	$57,310
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$45,578	$38,081
Right-of-use asset obtained in exchange for lease liability	4,628	—
Issuance of common stock from conversion of convertible notes	135,800	—
Deconsolidation of non-recourse debt	126,139	—
Deconsolidation of assets pledged for non-recourse debt	130,513	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2021

1.The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) invests in climate solutions by providing capital to leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. Our goal is to generate attractive returns from a diversified portfolio of projects with long-term and predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions, and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a real estate investment trust (“REIT”) and also intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940 (the "1940 Act"), as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine-month periods ended September 30, 2021 and 2020, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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

Consolidation
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess whether we should consolidate these entities on an ongoing basis. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain assets that are not consolidated in our financial statements as described below in Securitization of Financial Assets.
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
Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantees of certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and are not consolidated as we exert significant influence rather than control through our ownership of voting interests, and accordingly account for them as equity method investments described below.
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
We evaluate our receivables for an allowance as determined under ASC Topic 326 Financial Instruments- Credit Losses (“Topic 326”) and for our internally derived asset performance categories included in Note 6 to our financial statements in this Form 10-Q on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
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
For our other real estate lease transactions that are classified as operating leases, the scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents that vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to the ongoing operation of leases where we are the lessor, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.
When our real estate transactions are treated as an asset acquisition with an operating lease, we typically record our real estate purchases at cost, including acquisition and closing costs, which is allocated to each tangible and intangible asset acquired on a relative fair value basis.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements, if any, based on the determination of the fair values of these assets. The as-if-vacant fair value of a property is typically determined by management based on appraisals by a qualified appraiser. In determining the fair value of the identified intangibles of an acquired property, above-market and below-market in-place lease values are valued based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the lease, including renewal periods reasonably certain of being exercised by the lessee.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similar to available-for-sale debt securities and carried at fair value. Income related to the residual assets is recognized using the effective interest rate method and included in fee income in the income statement. Our residual assets are evaluated for impairment on a quarterly basis. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
Convertible Notes
We have issued convertible senior notes that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible debt instruments are generally required to separately account for the conversion option of the convertible debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since this conversion option is both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion option. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted, the carrying value of each bond is reclassified into stockholders' equity.
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013. We also have taxable REIT subsidiaries (“TRS”) that are taxed separately, and that will generally be subject to U.S. federal, state and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we must meet on an ongoing basis several organizational and operational requirements, including a requirement that we currently distribute at least 90% of our REIT's net taxable income before dividends paid, excluding capital gains, to our stockholders. As a REIT, we are not subject to U.S. federal corporate income tax on that portion of net income that is currently distributed to our owners.
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
Segment Reporting
We make equity and debt investments in the energy efficiency, renewable energy and sustainable infrastructure markets. We manage our business as a single portfolio and report all of our activities as one business segment.

Recently Issued Accounting Pronouncements
Accounting standards updates issued before November 5, 2021, and effective after September 30, 2021, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2021 and December 31, 2020, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Government receivables	$139	$126	Level 3
Commercial receivables	1,397	1,225	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	198	198	Level 3
Liabilities (3)
Credit facilities	$25	$25	Level 3
Non-recourse debt	487	449	Level 3
Senior unsecured notes	1,838	1,793	Level 2
Convertible notes	203	158	Level 2
(1)The amortized cost of our investments as of September 30, 2021, was $17 million.
(2)Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost. The amortized cost of our securitization assets as of September 30, 2021 was $184 million.
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
(2)    Included in securitization assets on the consolidated balance sheet. This amount excludes securitization servicing assets, which are carried at amortized cost. The amortized cost of our securitization assets as of December 31, 2020 was $141 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$18	$46	$55	$75
Purchases of investments	—	5	5	23
Principal payments on investments	—	—	—	(2)
Sale of investments	—	—	(38)	(53)
Realized gains on investments recorded in gain on sale of receivables and investments	—	—	—	5
Unrealized gains (losses) on investments recorded in OCI	—	1	(4)	4
Balance, end of period	$18	$52	$18	$52

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2021	$7	$—	$0.2	$—
December 31, 2020	—	6	—	0.3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of September 30, 2021 and December 31, 2020. The weighted average discount rate used to determine the fair value of our investments as of September 30, 2021 and December 31, 2020 were 3.6% and 3.2%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Balance, beginning of period	$188	$135	$159	$122
Accretion of securitization residual assets	2	2	6	4
Additions to securitization residual assets	11	9	45	36
Collections of securitization residual assets	(2)	(4)	(8)	(9)
Sales of securitization residual assets	—	—	—	(21)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(1)	—	(4)	10
Balance, end of period	$198	$142	$198	$142
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of September 30, 2021 and December 31, 2020. The weighted average discount rates used to determine the fair value of our securitization residual assets as of September 30, 2021 and December 31, 2020 were 4.3% and 3.8%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value. See Note 6 for discussion of a fair value measurement recorded at September 30, 2021 related to an equity method investment.
Concentration of Credit Risk
Government and commercial receivables, real estate leases and debt investments consist primarily of U.S. federal government-backed receivables, investment grade state and local government receivables and receivables from various climate solutions projects and do not, in our view, represent a significant concentration of credit risk. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2021	December 31, 2020
	(in millions)
Cash deposits	$413	$286
Restricted cash deposits (included in other assets)	26	24
Total cash deposits	$439	$310
Amount of cash deposits in excess of amounts federally insured	$437	$309
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the nine months ended September 30, 2021 and 57,400 OP units were exchanged by non-controlling interest holders during the nine months ended September 30, 2020.

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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the nine months ended September 30,
	2021	2020
	(in millions)
Gains on securitizations	$55	$34
Cost of financial assets securitized	665	173
Proceeds from securitizations	720	207
Residual and servicing assets	204	147
Cash received from residual and servicing assets	9	9
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing our residual interests in the trusts' collateral, the investors and the securitization trusts have no recourse to our assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 8%.
As of September 30, 2021 and December 31, 2020, our managed assets totaled $8.2 billion and $7.2 billion, respectively, of which $5.0 billion and $4.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2021 or September 30, 2020. As of September 30, 2021, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $109 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of September 30, 2021, our Portfolio included approximately $3.2 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.

In developing and evaluating performance against our credit criteria, we consider a number of qualitative and quantitative criteria including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2021, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage	(dollars in millions)
2021	$—	$203	$—	$—	$203
2020	—	190	—	—	190
2019	—	483	6	—	489
2018	—	260	—	—	260
2017	31	1	8	—	40
2016	14	59	—	—	73
Prior to 2016	81	46	—	8	135
Total receivables	126	1,242	14	8	1,390
Less: Allowance for loss on receivables	—	(26)	(5)	(8)	(39)
Net receivables (4)	126	1,216	9	—	1,351
Receivables held-for-sale	—	—	—	—	—
Investments	11	7	—	—	18
Real estate	—	357	—	—	357
Equity method investments (5)	—	1,442	26	—	1,468
Total	$137	$3,022	$35	$—	$3,194
Percent of Portfolio	4%	95%	1%	—%	100%
Average remaining balance (6)	$6	$13	$10	$4	$12
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of September 30, 2021, which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets. This category previously contained an equity method investment in a wind project with no book value due to our allocation of impairment losses recorded by the project sponsor. We sold this equity method investment in the third quarter for nominal proceeds.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 152 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $72 million.
Receivables
As of September 30, 2021, our allowance for loan losses was $39 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three and nine months ended September 30, 2021, we increased our reserve by approximately $2 million and $3 million, respectively, primarily as a result of loans and loan commitments made during the period.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Government (1)	$126	$—	$—	$248	$—	$—
Commercial (2)	1,264	290	39	1,002	282	36
Total	$1,390	$290	$39	$1,250	$282	$36
(1)As of September 30, 2021, our government receivables include $28 million of U.S. federal government transactions and $98 million of transactions where the ultimate obligors are state or local governments.
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
(2)As of September 30, 2021, this category of assets includes $742 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $647 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $76 million. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $14 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $26 million allowance on these $1.2 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2021		Three months ended September 30, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$37	$—	$29
Provision for loss on receivables	—	2	—	2
Ending balance	$—	$39	$—	$31

	Nine months ended September 30, 2021		Nine months ended September 30, 2020
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance (1)	$—	$36	$—	$26
Provision for loss on receivables	—	3	—	5
Ending balance	$—	$39	$—	$31
(1)For the nine months ended September 30, 2020, the beginning balance represents January 1, 2020, the adoption date of Topic 326. The beginning balance includes the pre-tax allowance for loss on receivables of $17 million recorded upon adoption which reflects our estimated loss as of that date under the new standard as well as the $8 million of receivables which were previously on non-accrual status and fully reserved.
Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,390	$67	$56	$482	$785
Weighted average yield by period	8.2%	7.6%	6.3%	8.4%	8.3%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of September 30, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$18	$—	$—	$—	$18
Weighted average yield by period	4.1%	—%	—%	—%	4.1%

We had no investments that were impaired or on non-accrual status as of September 30, 2021 or December 31, 2020, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(16)	(14)
Real estate	$357	$359

As of September 30, 2021, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2021 to December 31, 2021	$1	$5
2022	3	22
2023	3	23
2024	3	24
2025	3	24
2026	3	24
Thereafter	72	717
Total	$88	$839

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of September 30, 2021, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$540
Various	Lighthouse Partnerships (1)	211
March 2020	University of Iowa Energy Collaborative Holdings LLC	121
Various	Phase V Class A LLC	109
Various	Other investees	487
	Total equity method investments	$1,468
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of September 30, 2021, we have made capital contributions to Jupiter of approximately $540 million related to these projects. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Partnerships
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $219 million through September 30, 2021, and additional investments are expected to be made in 2021 and 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers. In the first quarter of 2021, we made approximately $15 million in equity contributions and made $10 million in member loans to one of the Lighthouse Partnerships for the settlement of hedging activity under one of the project's power hedge agreements as a result of the February 2021 winter storms in Texas.
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

Other Equity method investments
In July 2021, we restructured an equity method investment with a GAAP carrying value of $24 million to convert it to a $17 million loan. The June 30, 2021 GAAP carrying value of this investment included amounts related to non-cash HLBV income that in normal course would have reversed over time. Because this transaction was an indication of fair value that existed as of June 30, 2021, we accelerated the reversal of $7 million of previously recorded non-cash HLBV income included in the June 30, 2021 carrying value of this investment in the second quarter through income from equity method investments on our income statement.
7.Credit facilities and commercial paper notes
Secured credit facilities
We have two secured revolving credit facilities (our “Secured Credit Facilities”), a representation-based loan agreement (the “Rep-Based Facility”) and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility, which we modified in March 2021 to have a maximum outstanding principal amount of $100 million, lowered from a previous amount of $250 million. This modification resulted in a $1.5 million loss due to the acceleration of a portion of the related unamortized financing costs that was recognized in the first quarter of 2021. The Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of September 30, 2021:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$—
Value of collateral pledged to credit facility	24	89
Available capacity based on pledged assets	11	64
Weighted average short-term borrowing rate	N/A	N/A

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
The amount eligible to be drawn under the Secured Credit Facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Secured Credit Facilities determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe. The Approval-Based Facility previously had an outstanding draw with a fixed amortization schedule that was prepaid in the third quarter of 2021.
We have approximately $2 million of remaining unamortized financing costs associated with the Secured Credit Facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Credit Facilities. Administrative fees are payable annually to the administrative agent under each of the Secured Credit Facilities and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based

Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Facility over the actual amount borrowed under the Rep-Based Facility.
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2021.
The Secured Credit Facilities also include customary events of default, including the existence of a default in more than 50% of the value of underlying financings. The occurrence of an event of default may result in termination of the credit facilities, acceleration of amounts due under the Secured Credit Facilities, and accrual of default interest at a rate of LIBOR plus 2.00% in the case of both the Rep-Based Facility and the Approval-Based Facility.
Unsecured credit facility
In April 2021, we entered into a new $400 million, 364-day unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders, replacing our then-existing $50 million unsecured revolving credit facility entered into in February 2021. As of September 30, 2021, the outstanding balance on this facility was $25 million, and it currently bears interest at a rate of 2.325%. We have approximately $1 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of the LIBOR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance. As of the inception of the unsecured revolving credit facility, the applicable margins are 2.25% for LIBOR-based loans and 1.25% for prime rate-based loans. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 2.25% of the term loan amounts.
CarbonCount© Green Commercial Paper Note Program
In September 2021, we entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in December 2022. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. The proceeds of our commercial paper notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. We have no commercial paper notes outstanding as of September 30, 2021.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount© metric. As of September 30, 2021, we have approximately $1 million of remaining unamortized financing costs associated with the commercial paper program and associated letter of credit that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the commercial paper program. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2021	December 31, 2020	Interest Rate	Maturity Date		September 30, 2021	December 31, 2020	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$78	$81	4.28%	October 2034	$—	$133	$134	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note (1)	—	13	5.41%	October 2034	—	133	134	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Trust 2016-2	66	67	4.35%	April 2037	—	66	71	Receivables
HASI ECON 101 Trust (2)	—	126	3.57%	May 2041	—	—	133	Receivables and investments
HASI SYB Trust 2017-1	147	150	3.86%	March 2042	—	203	205	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-01	93	95	3.68%	January 2047	—	107	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	65	73	3.15% - 7.45%	2022 to 2032	18	65	73	Receivables
Unamortized financing costs	(11)	(12)
Non-recourse debt (4)	$438	$593
(1)The Company repurchased this note in April of 2021.
(2)In March 2021, contractual terms were modified resulting in the deconsolidation of both this debt and the related pledged assets. We recognized a loss of approximately $3 million, which is included in gain on sale of receivables and investments in our income statement.
(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $574 million and $723 million as of September 30, 2021 and December 31, 2020, respectively. In addition, $25 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of September 30, 2021 and December 31, 2020, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2021 and December 31, 2020.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of September 30, 2021, were as follows:

Future minimum maturities
(in millions)
October 1, 2021 to December 31, 2021	$11
2022	23
2023	26
2024	30
2025	26
2026	25
Thereafter	308
Total minimum maturities	$449
Unamortized financing costs	(11)
Total non-recourse debt	$438

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”), including $1 billion of senior notes due 2026 (“2026 Notes”) issued in June 2021. Proceeds from the 2026 Notes were used to redeem the 2024 Notes as described below. The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of September 30, 2021 and December 31, 2020. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2021	December 31, 2020
	(in millions)
Principal	$1,775	$1,275
Accrued interest	21	22
Unamortized premium (discount)	(3)	2
Less: Unamortized financing costs	(22)	(16)
Carrying value of Senior Unsecured Notes	$1,771	$1,283

We recorded approximately $19 million and $53 million in interest expense related to the Senior Unsecured Notes in the three and nine months ended September 30, 2021, respectively, compared to approximately $14 million and $33 million in the three and nine months ended September 30, 2020, respectively.
Convertible Senior Notes
We have outstanding $158 million aggregate principal amount of convertible senior notes (“Convertible Senior Notes”). Holders may convert any of their Convertible Senior Notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Senior Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of September 30, 2021:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$14	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8088	$27.17	0.5	$0.33
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.6853	$48.34	3.0	$0.34
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)During the quarter ended September 30, 2021, $136 million in principal amount of 2022 Convertible Senior Notes were converted into 5 million shares of common stock.
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
The following table presents a summary of the components of the Convertible Senior Notes:

	September 30, 2021	December 31, 2020
	(in millions)
Principal	$158	$294
Accrued interest	—	2
Less: Unamortized financing costs	(3)	(5)
Carrying value of Convertible Senior Notes	$155	$291

We recorded approximately $2 million and $6 million in interest expense related to the Convertible Senior Notes in the three and nine months ended September 30, 2021 and 2020, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
We have made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in December 2021. As of September 30, 2021, our maximum obligation under this guarantee is approximately $60 million. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2021, there have been no such actions resulting in claims against the Company.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of September 30, 2021, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $1 million and $(12) million for the three and nine months ended September 30, 2021, respectively, compared to a $(2) million and $(3) million income tax (expense) benefit in the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2021 and 4% for 2020.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2020 and 2021:

Announced Date	Record Date		Pay Date	Amount per share
2/20/2020	4/2/2020		4/10/2020	$0.34
6/5/2020	7/2/2020		7/9/2020	0.34
8/6/2020	10/2/2020		10/9/2020	0.34
11/5/2020	12/28/2020	(1)	01/8/2021	0.34
2/18/2021	04/5/2021		04/12/2021	0.35
5/4/2021	7/2/2021		7/9/2021	0.35
8/5/2021	10/1/2021		10/8/2021	0.35
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2020	ATM	4.500	$25.84	$115
Q2 2020	ATM	1.938	23.10	44
Q3 2020	ATM	0.875	33.81	29
Q4 2020	ATM	2.204	50.35	110
Q1 2021	ATM	1.639	63.55	103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
(1)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards under our 2013 Plan
We have issued equity awards that vest from 2022 to 2025 subject to service, performance and market conditions. During the nine months ended September 30, 2021, our board of directors awarded employees and directors 434,159 shares of restricted stock, restricted stock units and LTIP Units that vest from 2022 to 2025. As of September 30, 2021, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and nine months ended September 30, 2021 we recorded $4 million and $14 million of stock based compensation, respectively, compared to $4 million and $12 million during the three and nine months ended September 30, 2020. Of the current nine-month period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status that occurred in the first quarter of 2021. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $19 million as of September 30, 2021. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(262)	28.59	—
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	80,886	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(50)	63.59	—
Ending Balance — September 30, 2021	197,255	$38.89	$7.7
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	(266)	25.90	—
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	—	—	—
Ending Balance — September 30, 2021	81,846	$35.52	$2.9

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance — September 30, 2021	384,046	$43.15	$16.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance — September 30, 2021	347,478	$31.61	$11.0

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$(2.8)	$21.2	$64.2	$57.5
Less: Dividends and distributions on participating securities	(0.2)	(0.2)	(0.7)	(0.7)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — basic	(3.0)	21.0	63.5	56.8
Add: Interest expense related to convertible notes under the if-converted method	—	0.1	1.0	0.1
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$(3.0)	$21.1	$64.5	$56.9

Denominator:
Weighted-average number of common shares — basic	79,335,173	74,012,788	78,407,028	71,376,004
Weighted-average number of common shares — diluted	79,335,173	76,131,252	82,069,464	72,644,626
Basic earnings per common share	$(0.04)	$0.28	$0.81	$0.80
Diluted earnings per common share	$(0.04)	$0.28	$0.79	$0.78

Securities being allocated a portion of earnings:
Weighted-average number of OP units	559,686	321,261	459,848	301,582

	As of September 30, 2021	As of September 30, 2020
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	581,301	653,071
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	581,301	653,071
Restricted stock units	81,846	235,866
LTIP Units with market-based vesting conditions	347,478	312,704
Potential shares of common stock related to convertible notes	3,494,175	8,485,630

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $(7) million and $70 million during the three and nine months ended September 30, 2021, respectively, compared to $17 million and $33 million during the three and nine months ended September 30, 2020, respectively.
We describe our accounting for non-controlling equity investments in Note 2 to our financial statements in this Form 10-Q. The following is a summary of the consolidated financial position and results of operations of the significant entities accounted for using the equity method.

	SunStrong Capital Holdings LLC	Rosie Target Co, LLC (1)	Lighthouse Renewable HoldCo LLC (1)	Summit Ridge Capital Holdings, LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (2)	Total
	(in millions)
Balance Sheet
As of June 30, 2021
Current assets	$87	$11	$11	$51	$60	$636	$856
Total assets	1,624	282	482	407	441	7,900	11,136
Current liabilities	63	5	41	58	8	587	762
Total liabilities	1,282	101	130	357	353	2,586	4,809
Members' equity	342	181	352	50	88	5,314	6,327
As of December 31, 2020
Current assets	92	25	22	18	86	539	782
Total assets	1,532	299	497	268	303	7,340	10,239
Current liabilities	48	19	22	43	3	518	653
Total liabilities	1,217	118	87	243	139	2,298	4,102
Members' equity	315	181	410	25	164	5,042	6,137
Income Statement
For the six months ended June 30, 2021
Revenue	67	6	(71)	6	11	4	23
Income (loss) from continuing operations	2	(3)	(88)	(5)	4	(283)	(373)
Net income (loss)	2	(3)	(88)	(5)	4	(283)	(373)
For the six months ended June 30, 2020
Revenue	61	—	—	1	—	118	180
Income (loss) from continuing operations	(4)	—	—	(2)	—	(1)	(7)
Net income (loss)	(4)	—	—	(2)	—	(1)	(7)
(1)     Component of the Lighthouse Partnerships described in Note 6 to our financial statements in this Form 10-Q.
(2)     Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” Our business is focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2020, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2020 (collectively, our “2020 Form 10-K”), that was filed with the SEC.
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
Our investments are focused on three areas:
•Behind-the-Meter (“BTM”): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements, including heating, ventilation and air conditioning systems, lighting, energy controls, roofs, windows, building shells and/or combined heat and power systems;
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
We completed approximately $359 million and $1.1 billion of transactions during the three and nine months ended September 30, 2021, respectively, compared to approximately $716 million and $1.1 billion during the same period in 2020. As of September 30, 2021, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $3.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2021, our Portfolio consisted of over 260 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2021, we managed approximately $5.0 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2021, we manage approximately $8.2 billion of assets which we refer to as our “Managed Assets”.

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
We often make investments where we hold preferred or mezzanine position in a project that is subordinated to project debt and/or preferred forms of equity. Investing greater than 10% of our assets in any individual project requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and the maintenance of our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
We believe we have available a broad range of financing sources as part of our strategy that are designed to increase potential returns to our stockholders. We may finance our investments through the use of non-recourse debt, recourse debt or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. We often provide, and our sources of financing are increasingly interested in, the estimated carbon emission savings or environmental ratings associated with our financings. We believe that certain debt we have issued meets the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of September 30, 2021, our pipeline consisted of more than $3.0 billion in new equity, debt and real estate opportunities. Of our pipeline, 52% is related to BTM assets and 35% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount®, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. Refer to “MD&A — Environmental Metrics” below for a discussion of the carbon emissions avoided as a result of our investments. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013, and operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act.

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions that we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, the impacts of climate change and the impact of the novel coronavirus (COVID-19). We provide a summary of the factors impacting our operating results in our 2020 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2021. Various uncertainties, including those surrounding COVID-19, may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Variable Interest Entity Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2020 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $3.2 billion as of September 30, 2021 and included approximately $1.7 billion of BTM assets and approximately $1.5 billion of GC assets. Approximately 43% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet. Approximately 45% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects and approximately 12% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 260 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of September 30, 2021.
Our Portfolio included the following as of September 30, 2021:
•equity investments in either preferred or common structures in unconsolidated entities;
•government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•real estate, such as land or other assets leased for use by GC projects typically under long-term leases; and
•investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2021:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$113	2023 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	95	2022 to 2056
Fixed-rate receivables, interest rates greater than 6.50% per annum	1,182	2021 to 2069
Receivables	1,390
Allowance for loss on receivables	(39)
Receivables, net of allowance	1,351
Fixed-rate investments, interest rates less than 5.00% per annum	11	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7	2047 to 2051
Total receivables and investments	$1,369
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$26	$23	$75	$68
Average balance of receivables	$1,249	$1,148	$1,230	$1,152
Average interest rate of receivables	8.3%	8.0%	8.2%	7.9%
Interest income, investments	$—	$—	$1	$2
Average balance of investments	$17	$44	$29	$59
Average interest rate of investments	3.9%	4.0%	3.9%	4.3%
Rental income	$6	$6	$19	$19
Average balance of real estate	$357	$360	$358	$361
Average yield on real estate	7.2%	7.2%	7.2%	7.2%
Average balance of receivables, investments, and real estate	$1,624	$1,552	$1,618	$1,572
Average yield from receivables, investments, and real estate	8.0%	7.7%	7.9%	7.6%
Debt
Interest expense (1)	$27	$26	$79	$66
Average balance of debt	$2,532	$1,926	$2,264	$1,663
Average cost of debt	4.3%	5.4%	4.7%	5.3%
(1) Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2021:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,390	$120	$194	$542	$534
Investments	18	1	2	3	12

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2021,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2021,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our residual assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The residual assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2056.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020

	Three months ended September 30,
	2021		2020	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$26,236		$23,508	$2,728	12%
Rental income	6,430		6,469	(39)	(1)%
Gain on sale of receivables and investments	13,072		13,628	(556)	(4)%
Fee income	3,144		4,984	(1,840)	(37)%
Total Revenue	48,882		48,589	293	1%
Expenses
Interest expense	27,349		26,085	1,264	5%
Provision for loss on receivables	1,485		2,458	(973)	(40)%
Compensation and benefits	12,218		9,012	3,206	36%
General and administrative	4,964		3,918	1,046	27%
Total expenses	46,016		41,473	4,543	11%
Income (loss) before equity method investments	2,866	0	7,116	(4,250)	(60)%
Income (loss) from equity method investments	(7,215)		16,506	(23,721)	(144)%
Income (loss) before income taxes	(4,349)		23,622	(27,971)	(118)%
Income tax (expense) benefit	1,250		(2,345)	3,595	(153)%
Net income (loss)	$(3,099)		$21,277	$(24,376)	(115)%

•Net income decreased by $24 million due to a decrease in equity method investments income (loss) of $24 million and a $5 million increase in total expenses, offset by a $4 million change in income tax (expense) benefit. These results do not reflect the non-GAAP distributable earnings adjustments discussed in the non-GAAP financial measures section below.
•Total revenue was consistent period over period. A $3 million increase in interest income, driven primarily by a higher average Portfolio balance and rate, was offset by lower gain on sale and fee income, driven by a change in the mix of assets being securitized and lower advisory fee generating opportunities.
•Interest expense increased by $1 million primarily due to a higher average outstanding debt balance. We recorded a $1 million provision for loss on receivables as a result of loans and loan commitments made during the quarter.
•Compensation and benefits expense increased by $3 million as a result of an increase in our employee headcount and compensation. General and administrative expenses increased by $1 million due to additional investment in corporate infrastructure.

•Income (loss) from equity method investments using HLBV allocations decreased by $24 million primarily due to the impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax (expense) benefit changed by $4 million primarily due to lower net income (loss) in the current period.
Comparison of the Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020

	Nine months ended September 30, 2021
	2021	2020	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$76,352	$71,046	$5,306	7%
Rental income	19,361	19,408	(47)	—%
Gain on sale of receivables and investments	54,988	34,449	20,539	60%
Fee income	8,769	13,115	(4,346)	(33)%
Total Revenue	159,470	138,018	21,452	16%
Expenses
Interest expense	95,394	65,884	29,510	45%
Provision for loss on receivables	2,896	5,629	(2,733)	(49)%
Compensation and benefits	39,850	27,223	12,627	46%
General and administrative	14,814	11,181	3,633	32%
Total expenses	152,954	109,917	43,037	39%
Income (loss) before equity method investments	6,516	28,101	(21,585)	(77)%
Income (loss) from equity method investments	69,519	32,505	37,014	114%
Income (loss) before income taxes	76,035	60,606	15,429	25%
Income tax (expense) benefit	(11,510)	(2,860)	(8,650)	302%
Net income (loss)	$64,525	$57,746	$6,779	12%
•Net income increased by $7 million due to an increase of $21 million in total revenue and an increase in equity method investments income of $37 million, offset by a $43 million increase in total expenses and a $9 million increase in income tax expense. These results do not reflect the non-GAAP distributable earnings adjustments discussed in the non-GAAP financial measures section below.
•Total revenue increased by $21 million due to a $5 million increase in interest income resulting from a higher average Portfolio balance and rate and a $16 million increase in gain on sale and fee income primarily from a change in mix of assets being securitized, partially offset by lower advisory fee generating opportunities.
•Interest expense increased by $30 million due to a one time loss on the redemption of senior unsecured notes, as well as additional expense from a larger average outstanding debt balance. We recorded a provision for loss on receivables of $3 million due to loans and loan commitments made during the year.
•Compensation and benefits expense increased by $13 million as a result of an increase in our employee headcount, compensation and one-time employee-related costs. General and administrative expenses increased by $4 million due to additional investment in corporate infrastructure and charitable donations.
•Income from equity method investments increased by $37 million primarily due to new investments which were not in the portfolio in the prior period offset by the impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax (expense) benefit increased by $9 million primarily due to the increased HLBV income described above.
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
We believe a non-GAAP measure, such as distributable earnings, that adjusts for the items discussed above is and has been a meaningful indicator of our economic performance and is useful to our investors as well as management in evaluating our performance as it relates to expected dividend payments over time. As a REIT, we are required to distribute substantially all of our taxable income to investors in the form of dividends, which is a principal focus of our investors. Additionally, we believe that our investors also use distributable earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of distributable earnings is useful to our investors.
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
The following table provides results related to our equity method investments for the three and nine months ended September 30, 2021 and 2020.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in millions)
Income (loss) under GAAP	$(7)	$17	$70	$33

Distributable earnings	$26	$13	$77	$40
Return of capital/(deferred cash collections)	(13)	16	(42)	95
Cash collected	$13	$29	$35	$135

Distributable earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating distributable earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures. Accordingly, our reported distributable earnings may not be comparable to similar metrics reported by other companies.
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$(2,838)	$(0.04)	$21,175	$0.28	$64,159	$0.79	$57,491	$0.78
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	7,215		(16,506)		(69,519)		(32,505)
Equity method investments earnings	25,898		13,258		76,570		40,361
Equity-based compensation charges	3,715		4,091		13,503		11,615
Provision for loss on receivables	1,485		2,458		2,896		5,629
Loss (gain) on debt modification or extinguishment	—		—		16,083		—
Amortization of intangibles	823		823		2,468		2,469
Non-cash provision (benefit) for income taxes	(1,250)		2,345		11,510		2,860
Current year earnings attributable to non-controlling interest	(261)		102		366		255
Distributable earnings (2)	$34,787	$0.41	$27,746	$0.36	$118,036	$1.42	$88,175	$1.19
(1)The per share data reflects GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 83,912,769 shares and 83,118,733 shares for the three and nine months ended September 30, 2021 and 77,041,509 shares and 73,819,517 shares for the three and nine months ended September 30, 2020, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. To the extent a convertible note is converted during the period, we include its dilution using the treasury stock method until the date of conversion, after which we include the shares issued upon conversion. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.

Distributable Net Investment Income
We have a portfolio of investments in climate solutions that we finance using a combination of debt and equity. We calculate distributable net investment income by adjusting GAAP-based net investment income for those distributable earnings adjustments described above that impact investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies.
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Interest income	$26,236	$23,508	$76,352	$71,046
Rental income	6,430	6,469	19,361	19,408
GAAP-based investment revenue	32,666	29,977	95,713	90,454
Interest expense	27,349	26,085	95,394	65,884
GAAP-based net investment income	5,317	3,892	319	24,570
Equity method earnings adjustment	25,898	13,258	76,570	40,361
Loss (gain) on debt modification or extinguishment	—	—	16,083	—
Amortization of real estate intangibles	772	772	2,317	2,317
Distributable net investment income	$31,987	$17,922	$95,289	$67,248

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	September 30, 2021	December 31, 2020
	(in millions)
Equity method investments	$1,468	$1,280
Government receivables	126	248
Commercial receivables, net of allowance	1,225	965
Real estate	357	359
Investments	18	55
GAAP-based Portfolio	3,194	2,907
Assets held in securitization trusts	5,041	4,308
Managed Assets	$8,235	$7,215

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
Our Portfolio totaled approximately $3.2 billion as of September 30, 2021. Unlevered portfolio yield was 7.6% as of both September 30, 2021 and December 31, 2020. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2021.
Environmental Metrics
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to understand the impact our investments are having on climate change. In this calculation, which we refer to as CarbonCount®, we apply emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated during the quarter ended September 30, 2021, will avoid annual carbon emissions by approximately 101,000 metric tons, equating to a CarbonCount® of 0.30. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 17 million metric tons.
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
We have adequate liquidity as of September 30, 2021, with unrestricted cash balances of $413 million, an unsecured revolving credit facility with an unused capacity of $375 million, and $75 million of available capacity in our secured revolving credit facilities. During 2021, in addition to entering into our $400 million unsecured revolving credit facility, we have issued $152 million in equity, and issued $1 billion in senior unsecured notes, with $500 million being used to redeem our 2024 senior unsecured notes. $136 million of our 2022 senior convertible notes were converted into equity in the third quarter, representing a non-cash settlement of those notes. In the third quarter we established our $100 million CarbonCount(c) Green Commercial Paper Notes Program, offering us another potential short-term liquidity source. As of September 30, 2021, we had $449 million of non-recourse borrowings. We have $1.8 billion of senior unsecured notes and $158 million of convertible notes outstanding. We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete gain on sale securitization transactions with large institutional investors such as life insurance companies. As of September 30, 2021, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.0 billion.
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
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of additional bank credit facilities (including term loans and revolving facilities), warehouse facilities, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage the Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, the interest rate environment and the credit quality of our financing counterparties. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of September 30, 2021, below our current board-approved leverage limit of 2.5 to 1. Our percentage of fixed rate debt was approximately 99% as of September 30, 2021, which is within our targeted fixed rate debt percentage range of 75% to 100%.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	September 30, 2021	% of Total	December 31, 2020	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$25	1%	$23	1%
Fixed-rate debt	2,365	99%	2,166	99%
Total debt (1)	$2,390	100%	$2,189	100%
Equity	$1,473		$1,210
Leverage	1.6 to 1		1.8 to 1

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
Sources and Uses of Cash
We had approximately $439 million and $310 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2021 and December 31, 2020, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $22 million for the nine months ended September 30, 2021, driven primarily by net income of $65 million offset by adjustments for non-cash and other items of $43 million. The non-cash and other adjustments consisted of decreases of $46 million related to equity method investments, $38 million related to gains on securitizations, $10 million related to portfolio accrued interest, and $3 million related to other items. These decreases were partially offset by a loss on debt extinguishment of $15 million and by increases of $14 million related to equity-based compensation, $11 million of depreciation and amortization, $11 million related to changes in accounts payable and accrued expenses, and $3 million related to provision for loss on receivables.
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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $388 million for the nine months ended September 30, 2021. We made $412 million of investments in receivables and fixed rate debt-securities, made $156 million of equity method investments, and funded escrow accounts for $12 million. We collected $91 million from the sales of financial assets, $88 million of principal payments from receivables and fixed rate debt-securities, $11 million from equity method investments in excess of income recognized to date under GAAP and received $2 million from escrow accounts and other items.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $495 million for the nine months ended September 30, 2021. We received $1 billion from the issuance of senior unsecured notes, $152 million of net proceeds from issuances of common stock, and $25 million of borrowings from credit facilities, which were offset by $500 million related to the redemption of senior unsecured notes, $30 million of principal prepayments on non-recourse debt, $23 million of principal payments on credit facilities, $18 million for debt issuance costs, $14 million for the payment of redemption premium on retirement of the senior unsecured notes, $14 million for withholding requirements resulting from the vesting of employee shares and paid $83 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $204 million as of September 30, 2021, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our portfolio, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent, that in respect of any calendar year, cash available for distribution is less than our taxable income, or our declared distribution we could be required to sell assets, borrow funds or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRS.

To the extent that we generate taxable income, distributions to our stockholders generally will be taxable as ordinary income, although all or a portion of such distributions may be designated by us as a qualified dividend or capital gain. Beginning in 2018 (and through taxable years ending in 2025), a deduction is permitted for certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. In the event we make distributions to our stockholders in excess of our taxable income, the excess will constitute a return of capital. In addition, a portion of such distributions may be taxable stock dividends payable in our shares. We will furnish annually to each of our stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.
The dividends declared in 2020 and 2021 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of September 30, 2021, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of September 30, 2021, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our government and commercial receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We anticipate that our primary market risks will be related to the credit quality of our counterparties and project companies, market interest rates, the liquidity of our assets, commodity prices and environmental factors. We will seek to manage these risks while, at the same time, seeking to provide an opportunity to stockholders to realize attractive returns through ownership of our common stock. Many of these risks have been magnified due to the continuing economic disruptions caused by the COVID-19 pandemic; however, while we continue to monitor the pandemic its impact on such risks remains uncertain and difficult to predict.
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
We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.
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
Our credit facilities are variable rate lines of credit with approximately $25 million outstanding as of September 30, 2021. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $25 million in variable rate borrowings by $31 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions amounting to approximately $19 million (net of recoveries) on the over $8 billion of loans and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative such transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2021, that have materially affected, or was reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2021, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2020 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2021, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
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

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2021.
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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 5, 2021	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 5, 2021	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: November 5, 2021	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President