Form 10-K
period 2021-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2022-02-22
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $4.3 billion based on the closing sales price of the registrant’s common stock on June 30, 2021 as reported on the New York Stock Exchange.
On February 17, 2022, the registrant had a total of 85,520,330 shares of common stock, $0.01 par value, outstanding (which includes 193,549 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Annual Report on Form 10-K (“Form 10-K”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, and include the ongoing impact of the current outbreak of the novel coronavirus (“COVID-19”). When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by or on our behalf in this Form 10-K, in presentations, on our websites, in response to questions or otherwise.
Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances, including, but not limited to, unanticipated events, after the date on which such statement is made, unless otherwise required by law. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained or implied in any forward-looking statement.

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
Risks Related to Our Assets and Projects in Which We Invest
•The lack of liquidity of our assets may adversely affect our business, including our ability to value our assets.
•We rely on our project sponsors for financial reporting related to our project companies, and our financial statements may be materially affected if the financial reporting related to our project companies proves to be incorrect.
•Our investments are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
•Our mezzanine or subordinated loans are riskier, less protected against loss than, and generally less liquid than, other forms of debt with more senior preference.
•Our equity investments, many of which are illiquid with no readily available market, involve a substantial degree of risk.
•We generally do not control the projects in which we invest, which may result in the project owner making certain business decisions or taking risks with which we disagree.
•Portions of the electricity our assets generate is sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources may have a material adverse effect on our long-term business prospects, financial condition and results of operations.
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
Risks Related to Our Company
•We may change our operational policies (including our investment guidelines and strategies) with the approval of our board of directors (“Board”) but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.
•An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.
•While we have an established Board-approved leverage limit, our Board may change our financial leverage guidelines without stockholder consent.
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
Risks Related to COVID-19
•The current outbreak and spread of COVID-19 continues to disrupt the U.S. and global economies and financial markets and create widespread business continuity and viability issues.

PART I
In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” “HASI,” and “our company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation and any of our subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P., a Delaware limited partnership, is a subsidiary of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” Our business is focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
Item 1.    Business
GENERAL
We invest in climate solutions developed or sponsored by leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe that we are one of the first U.S. public companies solely dedicated to climate solution investments. Our goal is to generate attractive returns from a diversified portfolio of project company investments with long-term, predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change. Our vision is that every investment improves our climate future. In executing this vision, we focus on a wide variety of climate solutions including:

•Building Energy Efficiency	•LED Building Lighting
•Energy Efficient Heating, Cooling and Ventilation	•Building Controls and Sensors
•Combined Heat and Power Systems	•Electric Distribution Systems
•LED Street Lighting	•Distributed Commercial and Industrial Solar
•Community Solar	•Residential Solar
•Utility Scale Solar	•Utility Scale Wind
•Water and Stream Distribution Systems	•Storm Water Management
•Nature Based Solutions and Environmental Credits	•Other Climate Related Technologies
We are internally managed, and our management team has extensive relevant industry knowledge and experience. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators, which provide recurring, programmatic investment and fee-generating opportunities. Additionally, we have relationships with leading commercial and investment banks and institutional investors from which we are referred additional investment and fee-generating opportunities.
We completed approximately $1.7 billion of transactions during 2021, compared to approximately $1.9 billion during 2020. As of December 31, 2021, we held approximately $3.6 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees. As of December 31, 2021, we managed approximately $5.2 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2021, we manage approximately $8.8 billion of assets, which we refer to as our “Managed Assets.”
Our investments take many forms, including equity, joint ventures, land ownership, loans, and other financing transactions. We also generate ongoing fees via off-balance sheet securitization transactions, advisory services, and asset management. We use borrowings as part of our strategy to fund our investments in climate solutions and have available to us a broad range of financing sources including short-term commercial paper issuances, revolving credit facilities, non-recourse or recourse debt, equity, and off-balance sheet securitization structures. We calculate the estimated carbon emission savings using CarbonCount®, a proprietary tool which measures the efficiency with which our investments reduce carbon emissions, and generally provide the associated CarbonCount metrics for our debt issuances. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles. A further description of our financing activities can be found herein.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor.

Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of December 31, 2021, our pipeline consisted of more than $4.0 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
We are committed to leadership in transparent disclosure on environmental, social, and governance (“ESG”) matters. Beginning in 2013, we became one of the first capital providers to evaluate the carbon efficiency of our Portfolio by utilizing CarbonCount. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board led initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”) and provide the recommended disclosures in our Form 10-K. In 2020, we joined the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets. We anticipate that our reporting in accordance with PCAF will be implemented by 2023. For further information on our ESG disclosures, see the discussion in the sections titled “Investment Strategy” and “Environmental and Social Responsibility and Corporate Governance” herein. We are committed to providing transparent disclosures on our human capital management, which can be found herein in the section titled “Human Capital Strategy.” In 2021, we founded the Hannon Armstrong Foundation, which provides cash and in-kind support to programs that align with our philanthropic priorities of ensuring equal access to climate solutions, empowering and creating opportunity for marginalized individuals and communities, and creating a local impact.
We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013, and operate our business in a manner that permits us to maintain our exemption from registration as an investment company under the 1940 Act.
INVESTMENT STRATEGY
With scientific consensus that global-warming trends are linked to human activities and result in various extreme weather events, we believe our firm is well-positioned to generate attractive risk-adjusted returns by investing in, and managing a portfolio of, assets that address climate-changing greenhouse gas emissions. Further, with increasing weather-related disasters, we see similar investment opportunities in infrastructure assets that mitigate the impact of, and increase the resiliency to, these weather events and other adverse impacts of climate change.
Our vision is that every investment improves our climate future and thus the carbon impact of an investment is at the core of our business model. We believe that climate positive investments will produce attractive risk adjusted returns and we require investments to be neutral to negative on incremental carbon emissions or have some other tangible environmental benefit such as reducing water consumption or increasing resilience to climate change influenced weather events.
Our climate-positive investment thesis is based on the following theories:
•more efficient technologies are more productive and thus should lead to higher economic returns;
•lower portfolio risk is inherent in a portfolio of smaller investments, generated by trends of increasing decentralization and digitalization of energy assets;
•investing in assets aligned with scientific consensus and broadly held societal values will reduce potential regulatory and social costs through more internalization of externalities; and
•assets that reduce carbon emissions represent an embedded option that may increase in value if regulatory authorities were to set a price on carbon emissions.
We believe combining this investment thesis with our multi-decade experience in investing in our markets through multiple interest rate and business cycles, intermittent governmental support for reducing carbon emissions and several cycles of business expansions in renewable and other sustainable infrastructure markets, allows us to earn attractive risk-adjusted returns on the assets in which we invest. We also believe there is a very large potential market opportunity as the legacy technologies for generating and using energy and the systems that produce carbon emissions are retired and replaced by low-to-no carbon emission systems. Mitigation and resiliency investments continue to grow to address severe weather events and other climate change impacts.
Our investments in climate solutions are focused on three markets:
•Behind-the-Meter (“BTM”): distributed building or facility projects, which reduce energy usage or cost through the use of solar generation and energy storage or energy efficiency improvements including heating, ventilation and air conditioning systems (“HVAC”), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;

•Grid-Connected (“GC”): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Sustainable Infrastructure (“SI”): upgraded transmission and distribution systems, water and storm water infrastructure, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
Of our pipeline, 48% is related to BTM assets and 37% is related to GC assets, with the remainder related to SI. We prefer investments in which the assets use proven technology and have a long-term, creditworthy off-taker or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights. For GC assets, the off-takers or counterparties may be utility or electric users who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life.
We make our investments utilizing a variety of structures, including:
•equity investments in either preferred or common structures in unconsolidated entities which own renewable energy or energy efficiency projects;
•commercial and government receivables or securities, such as loans for renewable energy and energy efficiency projects; and
•real estate, such as land or other assets leased for use by GC projects typically under long term leases.
Our equity investments in renewable energy and energy efficiency projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure project companies or portfolios of project companies are in many cases secured by the installed improvements, or other real estate rights. We also own, directly or through equity investments, land that is leased under long-term agreements to renewable energy projects where our investment returns are typically senior to most project costs, debt, and equity.
We often make investments where we hold a preferred or mezzanine position in a project company where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 10% of our assets in any individual project company requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and the maintenance of our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
As of December 31, 2021, our Portfolio consisted of over 285 investments, with approximately 53% of our Portfolio invested in BTM assets and approximately 47% invested in GC assets, which include our land holdings. The mix of our Portfolio is expected to vary over time, as we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor, and maturity.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2021 will reduce annual carbon emissions by approximately 0.8 million metric tons, equating to a CarbonCount of 0.50. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
We believe that our long history of climate solutions investing, the experience, expertise and relationships of our management team, the anticipated credit strength of the obligors or investees involved in our investments and the size and growth potential of our market, position us well to capitalize on our strategy.
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations, for additional discussion on the performance of our Portfolio.

FINANCING STRATEGY
We believe we have available a broad range of financing sources as part of our strategy to fund our investments in climate solutions. We may finance our investments through the use of non-recourse debt, recourse debt or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, term loans, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of special purpose entities or funds in which outside investors participate to allow us to expand the investments that we make or to manage our Portfolio diversification.
The decision on how we finance specific assets or groups of assets is largely driven by market conditions including the overall interest rate environment, prevailing credit spreads and the terms of available financing. During periods of market disruption, certain sources of financing may be more readily accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of financial leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may use, we do seek to, but are not required to, operate within certain metrics, including maintaining a financial leverage ratio, defined as the ratio of debt to equity, at or below 2.5 to 1. In addition, our board of directors (our “Board”) has established a current target range for our percentage of fixed rate debt to total debt of between 75% and 100%. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.
For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. The availability of securitization counterparties has remained high throughout various market cycles due to investor demand for high credit quality, long-term climate-positive investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks. We also typically manage and service these assets in exchange for fees. We may also use other funds or structures where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheets of other investors and advising various companies with respect to structuring investments.
Refer to Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources, for additional discussion on our financings and our ratios and Item 8. Financial Statements and Supplementary Data, Notes 5, 7 and 8 to our financial statements for further information on the types and amounts of our financing activities.
HUMAN CAPITAL STRATEGY
An emphasis on a durable social fabric, including diverse, engaged, and fairly compensated staff, is an important factor in our financial success. Our culture is focused on hiring and retaining highly talented employees with diverse backgrounds and empowering them to create value for our stockholders, and our success is dependent on employee understanding of and investment in their role in that value creation. Our employees are responsible for upholding our purpose, values, strategy, and talent leadership expectations.
It is important to us that our employees are engaged in our mission of sustainability because we believe engagement improves their performance, as well as our employee recruitment and retention. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of sustainability and regularly meets with small groups of employees to receive their feedback on our business. We also meet no less than quarterly as a Company to provide information to employees on our mission, strategic planning and financial results. We continuously evaluate our employees’ level of engagement through in-person meetings or remote one-on-one check-in calls that include asking open-ended questions and through formal surveys or similar tools administered on a periodic basis.
We adhere to a blended learning approach with the understanding that our people learn from experiences (on the job and in life), from other people (mentors or supportive managers), and from formal learning and training programs. We acknowledge that learning is highly individualized and needs to be offered in a way that is most conducive to a specific learner’s needs. We run a periodic education series that includes internal and external speakers presenting topics of interest that are relevant to our employees. We provide multiple learning solutions that cover a wide range of areas such as diversity, equity, and inclusion training, leadership skills, financial knowledge, technology training, and presentation skills. We also support the pursuit of advanced certifications and degrees in areas including business, science and engineering, and liberal and fine arts and employ formal and informal coaching arrangements.
We care about our employees’ employment experience and recognize them as individuals who are motivated in different ways. Managers hold performance conversations with their employees on a periodic basis (targeting a minimum of twice a year) to ensure they receive the performance feedback they deserve, and to allow managers to obtain insight into how to support the development of their staff, and to ensure that performance expectations are clear and aligned with the overarching objectives of the Company. We also provide continuous dialogue in between these formal touchpoints.

We believe we provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Therefore, employees generally receive a portion of their compensation in the form of annual bonuses as well as equity grants which are both tied in part to the Company’s financial performance. We encourage our employees to contribute their time to support various community and charitable activities and sponsor several local community organizations with a primary focus on organizations addressing issues around environmental and social justice. In addition to competitive base salaries, cash bonuses, and equity participation for most employees, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay substantially all of the cost of our employees’ healthcare insurance. Further, in addition to what we believe to be market total rewards benefits, we provide additional benefits, such as on-site influenza and COVID-19 vaccination clinics and a tuition reimbursement program.
We take a values-driven, broad view of diversity, equity, and inclusion. We believe that fostering an internal climate that is supportive and allows people of all backgrounds to flourish lends itself to the highest levels of company performance and facilitates the attraction and retention of best-in-class talent. We also believe it is inherently the right way to conduct business. We support an innovative, creative culture where people can bring their best and most authentic selves to work. Employees who hold divergent opinions are encouraged to voice their views. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion indices.
Decisions regarding staffing, selection, and promotions are made on the basis of individual qualifications related to the requirements of the position. We are committed to identifying and developing the talents of our next generation of leaders. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the sourcing and/or promotion of highly-qualified women, people of color and other under-represented groups for management and Board positions. To better support our female and underrepresented employees in their onboarding, training, development and progression within the Company, we have established a mentorship program where certain members of our Board mentor female employees who are developing managers.
Our policy is “equal pay for equal work” in compliance with applicable state law. Compensation for our employees is based upon experience, seniority, educational attainment, and individual contribution and company performance against goals.
As of December 31, 2021, we employed 99 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics” for discussion of metrics related to our Human Capital Strategy.
ENVIRONMENTAL AND SOCIAL RESPONSIBILITY AND CORPORATE GOVERNANCE
We own and invest in a diversified portfolio of climate solutions projects focused on reducing or mitigating the impacts of climate change. Under the direction of our chief executive officer and the Board, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our Board is responsible for our ESG oversight, including related policies and communications. Additionally, we have a committee of employees from across our organization that is focused on implementing ESG strategies and policies and reports directly to our chief executive officer. Annually we publish a report that illustrates our progress on these matters.
Environmental Responsibility. Our business and business strategy are focused on addressing climate change, in part through the reduction of carbon emissions that have been scientifically linked to climate change. As described under “Investment Strategy”, we quantify the carbon impact of each of our investments. In addition, we operate our business in a manner intended to reduce our own environmental impact, including by purchasing carbon-free renewable energy for our office, encouraging recycling and composting, and offering clean transportation employee incentives for electric and hybrid vehicles. We have also adopted policies focused on minimizing the environmental impact of our operations.
Through our membership in the Net Zero Asset Managers Initiative, we are pleased to participate in the Glasgow Financial Alliance for Net Zero, which brings the financial sector together to accelerate a shared commitment to decarbonizing the global economy. In 2021, we established targets for our transition to net-zero carbon emissions by 2050 using the foundational framework developed by the Science Based Targets Initiative.
We are a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption. We participate in a number of initiatives and coalitions that share our commitment to climate action, corporate sustainability, climate-risk disclosure and reporting, and the expansion of clean energy including the United Nations-supported Principles for Responsible Investment, the United Nations Global Compact campaign entitled Business Ambition for 1.5°, Climate Action 100+, and the reporting framework established by an international consortium of business and environmental NGOs referred to as the Climate Disclosure Standards Board.
Social Responsibility. We recognize that the effects of pollution, environmental degradation, increased climate-fueled extreme weather events, and the economic transition away from fossil fuels fall most heavily on marginalized communities in our society, especially communities of color. We know that the effects of climate change are already disproportionately impacting disadvantaged communities, and these adverse outcomes will be exacerbated if we do not eliminate harmful greenhouse gas emissions. Equally so, we acknowledge the legacy of discriminatory policies in creating and perpetuating this imbalance.

We believe in every person’s inherent worth and dignity and that we should all have access to clean water, clean air, healthy food, resilient and reliable shelter and energy, and good paying jobs. We believe these disparities must be addressed while society works to accelerate the transition to a net-zero economy, both here in the United States and across the globe, a concept we refer to as “climate justice”.

We are determined to incorporate climate justice ideals and actions across our entire business, including in our process for underwriting investments, our engagement with business partners, our human capital strategy, philanthropy, and policy advocacy efforts. In 2021, we established the Hannon Armstrong Foundation, that provides cash and in-kind support to programs which provide climate solutions investments and career opportunities for those from historically underrepresented communities, as well as organizations across our local region that seek to strengthen the social fabric and promote economic and climate resiliency.
Corporate Governance. We are focused on achieving best-in-class corporate governance practices to help ensure that our team will operate in a manner consistent with our organizational mission and deliver attractive risk-adjusted returns. Our corporate governance philosophy is based on maintaining a close alignment of our interests with those of our stakeholders. Notable features of our corporate governance structure include the following:
•our Corporate Governance Guidelines provide for a majority vote policy for the election of directors pursuant to which any nominee who receives a greater number of votes “withheld” from his or her election than votes “for” such election shall promptly tender his or her resignation to our Board for their consideration to accept or reject such resignation;
•our Board is not staggered, with each of our directors subject to re-election annually;
•our Board has determined that eight of our nine directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;
•we have a lead independent director of the Board that convenes and chairs executive sessions of the independent directors to discuss certain matters without management or the chairman present;
•four of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);
•three of our directors (including our lead independent director) are women and one of our directors is a person of color constituting 33% and 11% respectively, of our Board in furtherance of our board diversity policy;
•a target retirement age of 75 has been established for our directors;
•we have an active stockholder outreach program, including providing stockholders the right to vote on an advisory basis on the fairness of the remuneration of executives;
•our Board members and named executive officers are required to maintain certain levels of stock ownership in our company ranging between three and six times their base salary or retainer, depending on position;
•we have a Clawback Policy that provides for the possible recoupment of performance or incentive-based compensation in the event of an accounting restatement due to material noncompliance by us with any financial reporting requirements under the securities laws (other than due to a change in applicable accounting methods, rules or interpretations);
•we have opted out of the control share acquisition statute in the Maryland General Corporations Law (the “MGCL”);

•stockholders have the ability to amend the Company’s bylaws by the affirmative vote of the holders of a majority of the outstanding shares of common stock of the Company pursuant to a binding proposal submitted by a stockholder;
•we have exempted from the business combinations statute in the MGCL transactions that are approved by our Board (including a majority of our directors who are not affiliates or associates of the acquiring person); and
•we do not have a stockholder rights plan (i.e., no poison pill).
In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics policy (the “Code of Conduct”). This policy covers a wide range of business practices and procedures and applies to our officers, directors, employees, agents, representatives, and consultants. In addition, we have implemented whistleblowing procedures designed to facilitate the report of accounting and auditing matters as well as Code of Conduct matters (the “Whistleblower Policy”) that sets forth procedures by which any Covered Persons (as defined in the Whistleblower Policy) may report, on a confidential basis, concerns regarding, among other things, any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee as well as any potential Code of Conduct or ethics violations with our Nominating, Governance and Corporate Responsibility Committee or our Chief Legal Officer.
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
Our business is managed by our leadership team, subject to the supervision and oversight of our Board. Our directors stay informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications.
OUR FOCUS ON TRANSPARENT ESG REPORTING
We believe in transparent reporting relating to ESG matters because we believe such reporting improves the understanding of our financial results. As discussed in the “Investment Strategy” section above, we quantify the environmental impact of every transaction we execute through the application of CarbonCount. Our 2021 CarbonCount and avoided emissions for investments originated in 2021 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Environmental Metrics”.
We continue to implement the TCFD recommendations, and the recommended disclosures are located in this filing as follows;
•Governance - “Environmental and Social Responsibility and Corporate Governance”,
•Strategy - “Investment Strategy”
•Risk Management - “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Impacting our Operating Results — Impact of climate of climate change on our future operations (Scenario Analysis)” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Risk Management”, and
•Metrics and Targets - “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations - Environmental Metrics”.
In addition to the above environmental reporting initiatives, in 2020, we joined PCAF, a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets. We expect to implement our reporting in accordance with PCAF by 2023. We also disclose metrics related to our Human Capital Strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Human Capital Metrics”. When issuing debt, including our CarbonCount Green Commercial Paper Notes, we generally provide the estimated carbon emission savings using CarbonCount, and in some instances are able to achieve better borrowing rates by achieving certain CarbonCount scores. Certain of our debt issuances have been evaluated to determine that they meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles.

COMPETITION
We compete against a number of parties, including banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, specialty finance companies, utilities, independent power producers, project developers, pension funds, governmental bodies, private credit platforms, and public entities established to own infrastructure assets and other entities.
We compete primarily on the basis of service, price, structure and flexibility as well as the breadth and depth of our expertise. We may at times compete and at other times partner or work as a participant with alternative financing sources. The continued low yields in alternative investment opportunities and increasing investor acceptance of the climate solutions market has increased the level of competition we experience. We may also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging us as an outside capital provider. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with climate solutions projects in which we have invested. We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise.
For additional information concerning these competitive risks, see “Item 1A. Risk Factors—We operate in a competitive market and future competition may impact the terms of our investments.”
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND OTHER LEADERSHIP TEAM PERSONNEL
Our executive officers and other leadership team personnel and their biographies are as follows:
Jeffrey W. Eckel, 63, has served as our president, chief executive officer, and chairman of our Board since 2013 and was with the predecessor of our company as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. Mr. Eckel is on the board of trustees of The Nature Conservancy of Maryland and DC. Mr. Eckel was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where Mr. Eckel served until 2016 while also serving as its chairman from 2012 to 2014. Mr. Eckel has over 35 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses.
Jeffrey A. Lipson, 54, has served as an executive vice president and our chief operating officer since 2021 and as our chief financial officer since 2019. Previously, Mr. Lipson was president and chief executive officer and director of Congressional Bancshares and its subsidiary Congressional Bank (now Forbright Bank). Mr. Lipson has also been a senior vice president and the treasurer of CapitalSource Inc. and its subsidiary CapitalSource Bank and a senior vice president, Corporate Treasury, at Bank of America and its predecessor FleetBoston Financial. Mr. Lipson received a Bachelor of Science degree in Economics from Pennsylvania State University in 1989 and a Masters in Business Administration in Finance from New York University’s Leonard N. Stern School of Business in 1993. Mr. Lipson serves on the board of directors of the Jewish Council for the Aging of Greater Washington.
Susan D. Nickey, 61, has served as an executive vice president and our chief client officer since January 2021 and is responsible for leading business development and managing client relationships. Ms. Nickey previously served as a managing director from 2014 to 2021. Ms. Nickey currently serves as treasurer on the board of directors of the American Clean Power Association and is a member of the President’s Council at Ceres, a non-profit sustainability advocacy organization. Previously, she founded and served as CEO of Threshold Power. Ms. Nickey received a Bachelor in Business Administration from the University of Notre Dame in 1983 and a Master’s of Science in Foreign Service from Georgetown University in 1986.
Steven L. Chuslo, 64, has served as an executive vice president and our general counsel and secretary since 2013 and the chief legal officer since January 2021. Previously, Mr. Chuslo has served with the predecessor of our company as general counsel and secretary since 2008. Mr. Chuslo is responsible for governance support to the Board and management and oversees the company’s legal resources in the investment and portfolio management activities. Mr. Chuslo has more than 30 years of experience in the fields of securities, commercial and project finance, energy project development, and U.S. federal regulation. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst and a Juris Doctorate from the Georgetown University Law Center.
Nathaniel J. Rose, CFA, 44, has served as executive vice president since 2015 and a co-chief investment officer beginning in 2021. Previously, Mr. Rose served as our chief operating officer from 2015 to 2017, our chief investment officer from 2013 to 2015 and 2017 to 2020 and has been with the Company and its predecessor since 2000. Mr. Rose has been involved with a vast majority of our transactions since 2000. Mr. Rose earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.

Daniel K. McMahon, CFA, 50, has served us as an executive vice president since 2015 and is the co-head of our portfolio management group and the head of our syndication group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Marc T. Pangburn, CFA, 36, has served as an executive vice president and a co-chief investment officer since January 2021. Mr. Pangburn joined the Company in 2013 and previously served as a managing director until 2021, and is jointly responsible for the Company’s investing activities. Previously, Mr. Pangburn worked at MP2 Capital, a solar development and financing company, where he was responsible for structuring the firm’s transactions, and worked in the private capital group at New York Life Investments, focusing on utilities, energy and infrastructure debt and equity investments. Mr. Pangburn received his Bachelor of Arts degree in economics from Drew University and is a CFA charter holder.
Richard R. Santoroski, 57, has served as executive vice president and co-head of portfolio management since October 2021, previously serving as chief analytics officer since January 2021 after joining the company in 2020 as a managing director. Mr. Santoroski is responsible for integrating analytics across portfolio, investment, and risk-related decisions. Previously, Mr. Santorski served as co-founder and managing partner of Wye Holdings from 2017 to 2020. From 2012 to 2016, he served as co-founder and managing director of American Capital Energy and Infrastructure (ACEI), an emerging markets investor in power generation projects across Africa, Asia, Latin America, and the Middle East. Prior to ACEI, Mr. Santoroski served as executive vice president, chief risk officer, and head of corporate mergers, acquisitions & development of The AES Corporation. Prior to joining AES, he worked for several years at New York State Electric and Gas as an engineer and energy trader. Mr. Santoroski holds a Bachelor of Science degree in electrical engineering from Pennsylvania State University as well as a Master of Science degree in electrical engineering and a Master of Business Administration degree from Syracuse University.
Katherine McGregor Dent, 49, has served as our senior vice president and chief human resources officer since April 2020, focusing on culture, strategy, and organizational development. Previously, Ms. Dent served as vice president, deputy general counsel, and assistant secretary from 2003 to 2020, where she played a key role in structuring, developing, negotiating, and closing several billions of dollars of transactions. Ms. Dent received a Bachelor of Arts in English from Niagara University in 1993 and a Juris Doctor from the University at Buffalo School of Law in 1996. Ms. Dent serves as the Chair of the board of trustees for St. Anne’s School of Annapolis.
Charles W. Melko, CPA, 41, has served as a senior vice president and our chief accounting officer since 2017 and as our treasurer since January 2021. He joined the Company in 2016 as a senior vice president and controller and has since been responsible for leading the company’s accounting and financial reporting function. In his treasurer role, he is involved in the company’s cash management and related capital markets activities. He is also responsible for leading the company’s ESG programs and continually driving best-practices in ESG disclosures. Previously, he served in a number of roles at PricewaterhouseCoopers LLP since 2005, including as a Senior Manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy in 2002, a Master of Business Administration degree in 2005 and a Master of Science degree in Accountancy from Wheeling Jesuit University in 2005. He holds a CPA license in West Virginia and Maryland.
AVAILABLE INFORMATION
We maintain a website at www.hannonarmstrong.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee, Nominating, Governance and Corporate Responsibility Committee and Finance and Risk Committee of our Board. Company Documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401, (410) 571-9860.

Item 1A.    Risk Factors
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or market collectively as climate solutions projects or the industry. Please also refer to the sections entitled “Forward-Looking Statements” and “Risk Factor Summary”.
Risks Related to Our Business and Our Industry
Our business depends in part on U.S. federal, state and local government policies, and a decline in the level of government support could harm our business.
The projects in which we invest typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in and the use of climate solutions.
U.S. federal policies and incentives include, for example, tax credits (including credits that have been recently reduced and scheduled to be eliminated or phased out in the future), tax deductions, bonus depreciation, federal grants and loan guarantees and energy market regulations. State and local governments policies and incentives include, for example, renewable portfolio standards (“RPS”), commercial property assessed clean energy (“C-PACE”) programs, feed-in tariffs, other tariffs, tax incentives and other cash and non-cash payments.
Governmental agencies, commercial entities and developers of climate solutions projects frequently depend on these policies and incentives to help defray the costs associated with, and to finance, various projects. Government regulations also impact the terms of third-party financing provided to support these projects, including through energy savings performance contracts. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates, or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from, the investments we make may decline, which could harm our business.
U.S. federal, state and local government entities are major participants in, and regulators of, the energy industry, and their actions could be adverse to our project companies or our company.
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
Although our energy efficiency investments do not normally require additional governmental appropriations to cover repayment due to the energy and operating savings derived from the newly installed equipment and systems, a significant decline in the fiscal health, level of appropriations or budgets of government customers may make it difficult for them to remain current on existing payment obligations or undesirable to enter into new energy efficiency improvement projects. Alternatively, some government entities may choose to provide appropriations or other credit support for climate solutions projects, which would negatively impact the use of private capital such as ours. This could have a material and adverse effect on the return of and return on our investments for existing projects and on our ability to originate new assets. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects. For example, an increase in money set aside for government expenditures for energy efficiency projects may reduce demand for our investments.
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
Many traditional sources of energy such as coal, petroleum-based fuels and natural gas can be influenced by the price of underlying or substitute commodities. Such prices, which have decreased and may continue to decrease, may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on fossil fuel energy sources. For example, low natural gas prices may reduce the demand for projects like renewable energy that can substitute for natural gas, as well as adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity the projects sell on either a forward or a spot-market basis. Technological progress in electricity generation, storage or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects as well as the value of our existing Portfolio. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our investments or the price that industry participants receive for the sale of fossil fuel could adversely impact our operating results.
If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted.
The market for various types of climate solutions projects is emerging and rapidly evolving, leaving their future success uncertain. Similarly, various investing techniques, such as leasing land for renewable energy projects, purchasing interests in existing renewable energy projects, the use of C-PACE financing and the use of taxable debt for state and local energy efficiency or sustainable infrastructure financings are emerging and the future success of these investing techniques is also uncertain. If some or all market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of fossil fuel energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, and the extent of government subsidies and regulatory developments. Any changes in the markets, products, technologies, financing techniques, or the regulatory environment could adversely impact the demand or financial performance for such projects and our investments.
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
Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of renewable energy and energy efficiency systems that may significantly reduce demand for systems and projects in which we invest or may adversely affect the profitability of such projects.
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
Further, certain climate solutions projects in which we invest may be “qualifying facilities” that are exempt from rate regulation as public utilities by FERC under the Federal Power Act, (the “FPA”). FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities and can entitle such facilities to enter into PPAs with local utilities, from which the qualifying facilities benefit. Changes to these U.S. federal laws and regulations could increase the regulatory burdens and costs and could reduce the revenue of the project. In addition, modifications to the pricing policies of utilities could require climate solutions projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects in which we invest are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any adverse changes in the rates project owners are permitted to charge could negatively impact the repayment of our investments, or the return on our assets.
In addition, the operation of, and electrical interconnection for, our climate solutions projects may be subject to U.S. federal, state or local interconnection and federal reliability standards, some of which are set forth in utility tariffs. These standards and tariffs specify rules, business practices and economic terms to which the projects in which we invest are subject and that may impact a project’s ability to deliver the electricity it produces or transports to its end customer. The tariffs are drafted by the utilities and approved by the utilities’ state and U.S. federal regulatory commissions. These standards and tariffs change frequently and it is possible that future changes will increase our administrative burden or adversely affect the terms and conditions under which the projects render services to their customers.
Under certain circumstances, we may also be subject to the reliability standards of the North American Electric Reliability Corporation. If project owners fail to comply with the mandatory reliability standards, they could be subject to sanctions, including substantial monetary penalties, which could also raise credit risks for, or lower the returns available from, the project companies in which we invest.
These various regulations may also limit the transferability or sale of renewable energy projects and any such limits could negatively impact our returns from such projects.
We are subject to risks related to our ESG activities and disclosures.
Our ESG strategy and practices and the level of transparency with which we are approaching them are foundational to our business and expose us to several risks, including:
•that we may fail or be unable to fully achieve one or more of our ESG goals due to a range of factors within or beyond our control, or that we may adjust or modify our goals in light of new information, adjusted projections, or a change in business strategy, which could negatively impact our reputation and our business;
•that a failure to or perception of a failure to disclose metrics and set goals that are rigorous enough or in an acceptable format, a failure to appropriately manage selection of goals, a failure to or perception of a failure to make appropriate disclosures, stockholder perception of a failure to prioritize the “correct” ESG goals, or an unfavorable ESG-related rating by a third party, which could negatively impact our reputation and our business;
•that certain data we utilize in our CarbonCount or similar metric calculations is prepared by third parties or receives limited assurance from and/or verification by third parties and may undergo a less rigorous review process than assurance sought in connection with more traditional audits and such review process may not identify errors and may not protect us from potential liability under the securities laws, and, if errors are identified our reputation and our business could be negatively impacted and if we were to seek more extensive assurance or attestation with respect to such ESG metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation;

•that the ESG or sustainability standards, norms, or metrics, which are constantly evolving, change in a manner that impacts us negatively or requires us to change the content or manner of our disclosures, and our stockholders or third parties view such changes negatively, we are unable to adequately explain such changes, or we are required to expend significant resources to update our disclosures, any of which could negatively impact our reputation and our business; and
•that our business could be negatively impacted if any of our disclosures, including our CarbonCount or similar metrics, reporting to third-party ESG standards, or reporting against our goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.
We operate in a competitive market and future competition may impact the terms of our investments.
We compete against a number of parties who may provide alternatives to our investments including specialty finance companies, savings and loan associations, banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, utilities, independent power producers, project developers, pension funds, government entities, public entities established to own infrastructure assets and other entities. The continued low interest rate environment and increasing investor acceptance of the climate solutions market have increased the level of competition we experience. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our climate solutions projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Further, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. The increase in the number or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by seasonal trends and construction cycles, and these trends and cycles could have an adverse effect on our operating results.
The volume and timing of our originations are subject to seasonal fluctuations and construction cycles, particularly in climates that experience colder weather during the winter months or at educational institutions, where large projects are typically carried out during summer months when their facilities are unoccupied. In addition, government customers, many of which have fiscal years that do not coincide with ours, typically follow annual procurement cycles. Further, government contracting cycles can be affected by the timing of, and delays in, the legislative process related to government programs, funding, or incentives that help drive demand for climate solutions projects. As a result of such fluctuations, we may occasionally experience fluctuations in the timing of new asset opportunities or declines in revenue or earnings as compared to the immediately preceding quarter, and comparisons of our operating results on a period-to-period basis may not be meaningful.
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
With respect to our business operations, increases in interest rates, in general, may over time cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return assets to decline; and (4) the market value of our interest rate swap agreements to increase. Decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return assets to increase; and (5) the market value of our interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
The lack of liquidity of our assets may adversely affect our business, including our ability to value our assets.

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

Some of the assets in our Portfolio may be recorded at fair value and, as a result, there could be uncertainty as to the value of these assets. Further, we may experience a decline in the fair value of our assets.
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
A decline in the fair market value of any asset we carry at fair value, may require us to reduce the value of such assets under GAAP. In addition, our other financial assets are subject to an impairment assessment that could result in adjustments to their carrying values. Upon the subsequent disposition or sale of such assets, we could incur future losses or gains based on the difference between the sale price received and adjusted value of such assets as reflected on our balance sheet at the time of sale.
The preparation of our financial statements, including provision for loan losses, involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be incorrect.
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
Further, our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors and may not be correct. If our estimates or judgments are incorrect, our results of operations and financial condition could be severely impacted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to our provision of loan losses.
We rely on our project sponsors for financial reporting related to our project companies, and our financial statements may be materially affected if the financial reporting related to our project companies proves to be incorrect.
We have equity investments in climate solutions project companies which we account for under the equity method of accounting, which requires us to rely on the project sponsor for the reporting of the financial results of those project companies, including in some instances the allocation of earnings under the hypothetical liquidation at book value (“HLBV”) method. The HLBV method involves complex judgments around the interpretation of legal provisions governing liquidation of the entity in which we are invested. To the extent the reporting inclusive of these HLBV allocations we are provided is incorrect, our financial results reported using that information may be incorrect.

The majority of our investments are not rated by a rating agency, which may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.
The majority of our investments are not rated by any rating agency and we expect that most of the assets we originate and acquire in the future will not be rated by any rating agency. Although we focus on climate solutions project companies with high credit quality obligors, we believe that some of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.
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
Our climate solutions project companies may incur liabilities that rank equally with, or senior to, our investments in such projects.
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
Subordinated and mezzanine debt and equity investments involve a number of significant risks, including:

•such investments could be subject to further dilution as a result of the issuance of additional debt or equity interests and to additional risks because subordinated and mezzanine debt are subordinate to other indebtedness and in some cases, project tax equity, and equity interests are subordinate to all indebtedness (including trade creditors) and any senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•to the extent that a project company in which we invest requires additional capital and is unable to obtain it, we may not recover our investment; and
•in some cases, subordinated and mezzanine debt may not pay current interest or principal or equity investments may not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the project company in which we invest. The project may face unanticipated costs or delays or may not generate projected cash flows which could lead to the project generating lower than expected rates of return.
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
Some of our project companies are structured as joint ventures, partnerships, securitizations, syndications and consortium arrangements. Part of our strategy is to participate with other institutional investors or the project’s sponsor on various climate solutions transactions. These arrangements are driven by the magnitude of capital required to complete acquisitions and the development of climate solutions projects and other industry-wide trends that we believe will continue. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from ours. These investments generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, project decisions relating to the management, operation and the timing and nature of any exit, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, project operations may be subject to the risk that the project owners may make business, financial or management choices with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests. Because we may not have the ability to exercise control, we may not be able to realize some or all of the benefits expected from our investment. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
In addition, some of our joint ventures, partnerships, and equity investments, subject the sale or transfer of our interests in these project companies to rights of first refusal or first offer, tag along or drag along rights and buy-sell, call-put or other restrictions. Such rights may be triggered at a time when we may not want them to be exercised and such rights may inhibit our ability to sell our interest in an entity within our desired time frame or on any other desired terms.
Many of our assets depend on revenues from third-party contractual arrangements.
Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers, including federal, state, or local governments for energy efficiency projects or utilities or other customers under PPAs. There is a risk that these customers may default under their contracts. In addition, many of these end-customers are large entities with wide ranging activities. An event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer, such as the effect of recent wildfires on the California utilities. Furthermore, the bankruptcy, insolvency, or other liquidity constraints of one or more customers may result in a renegotiation or rejection of the third-party contract, delay the receipt of any obligations or reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.
Certain of our projects with contractually committed revenues or other sources of repayment under long term contracts will be subject to re-contracting risk in the future. We cannot provide assurance that these contracts can be re-negotiated once their terms expire on equally favorable terms or at all. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
Where we make loans to or own equity interests in special purposes entities such as those that lease solar energy systems to residential customers, those special purpose entities often enter into various contractual arrangements with, or receive performance guarantees from the affiliate project sponsor to ensure satisfactory equipment or other project performance over the term of the lease or power purchase agreement. To the extent those parties are unable to perform on their contractual obligations or performance guarantees we may see diminished equity returns or the special purpose entity may be unable to repay their loan timely or at all.
We seek to mitigate these credit risks by employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, the solvency and financial wherewithal of counterparties with whom we do business could be impacted and our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. In the event a counterparty to us or one of our climate solutions projects becomes insolvent or unable to make payments, we may fail to recover the full value of our investment or realize the value from the counterparty’s contract, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our, or one of our climate solutions projects’, counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. Certain participants in the sustainable energy industry have experienced significant declines in the value of their equity and difficulty in raising or refinancing debt, which increases the credit risk to these companies and there can be no assurance they will be able to fulfill their obligations which could adversely impact our operating results.
Some of the projects in which we invest have sold their output under PPAs that expose the projects to various risks.
Some of our projects enter into PPAs when they contract to sell all or a fixed proportion of the electricity generated by the project, sometimes bundled with renewable energy credits and capacity or other environmental attributes, to a power purchaser, often a utility, or increasingly, a corporation. PPAs are used to stabilize our revenues from that project. We are exposed to the risk that the power purchaser, who we consider an obligor, will fail to perform under a PPA or the PPA will be terminated or expire, which will lead to that project needing to sell its electricity at the then market price, which could be substantially lower than the price provided in the applicable PPA. In most instances, the project also commits to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition, and results of operations could suffer as a result.
Portions of the electricity and environmental attributes our assets generate are sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources such as we are experiencing may, and could continue to, have a material adverse effect on our long-term business prospects, financial condition and results of operations.
Low prices for traditional fossil fuels, particularly natural gas, could cause demand for renewable energy to decrease and prices have, and may continue to, adversely affect both the future sale price of energy under new PPAs and the current sale price of energy sold on a spot-market basis. Low PPA and spot market power prices, if combined with other factors, can have a material adverse effect on our projects and their respective values and our expected returns, results of operations and cash available for distribution.
Some of the projects we invest in, or may plan to invest in, sell environmental attributes such as renewable energy credits or other similar credits on an uncontracted basis. To the extent merchant prices for these attributes are lower than expected, our projects revenues could be adversely impacts, and our business, financial condition, and results of operations could suffer as a result.
The ability of our assets to generate revenue from certain projects depends on having interconnection arrangements and services.

The future success of our assets will depend, in part, on their ability to maintain satisfactory interconnection agreements. If the interconnection or transmission agreement of a project is terminated for any reason, they may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the existing arrangement, or at all, or they may experience significant delays or costs in connection with securing a replacement. If a network to which one or more of the projects is connected experiences equipment or operational problems or other forms of “down time,” the affected project may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators for lost income due to down time. In addition, our projects may be exposed to a locational basis risk resulting from a difference between where the power is generated and the contracted delivery point. These factors could materially affect these projects, which could negatively affect our business, results of operations, financial condition, and cash flow.
Our projects and their obligors are exposed to an increase in climate change or other change in meteorological conditions which could have an impact on electric generation, revenue, insurance costs or the ability of the projects or their obligors to honor their contract obligations, all of which could adversely affect our business, financial condition and results of operations and cash flows.
The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including extreme temperatures, wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our projects, including the result of changes in weather patterns (including floods, tsunamis, drought, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions, such as extreme cold temperatures impacting Texas in February 2021, could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects. The resulting effects of climate change can also have an impact on the cost of, and the ability of a project to obtain, adequate insurance coverage to protect against related losses.
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
Operation of the projects in which we invest involves significant risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Climate projects are subject to various construction and operating delays and risks that have in the past caused them to, and may in the future cause them to, incur higher than expected costs or generate less than expected amounts of savings or outputs, such as electricity in the case of a renewable energy project.
The ongoing operation of the projects in which we invest involves risks that include construction delays, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane, ice, wind, and temperature extremes, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions, pandemics, or other catastrophic events are inherent risks in the construction and operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of projects, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling less electricity or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. Any extended interruption in a project’s construction or operation, a project’s inability to operate its assets efficiently, manage capital expenditures and costs and generate earnings and cash flow could have a material adverse effect on the repayment of and return on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience any equipment breakdowns, insurance claims or non-performance by contractors or vendors.
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
The use of real property rights that we acquire or are used for our climate solutions projects may be adversely affected by the rights of lienholders and leaseholders that are superior to those of the grantors of those real property rights to us.
The projects in which we invest often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. Although we believe that we, or our projects in which we invest, have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of water, oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, our rights may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest and our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.
We own land or leasehold interests that are used by renewable energy projects. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on our underwritten returns. Moreover, many of our real estate assets are concentrated in similar geographic locations, which subjects us to an increased risk of significant loss if any property declines in value, incurs a natural disaster or if we are unable to lease a property.
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
In addition, renewable energy projects rely on electric and other types of transmission lines and facilities owned and operated by third parties to receive and distribute their energy. Any substantial access barriers to these lines and facilities could adversely impact the demand or financial performance for such projects and our investments.

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
Risks Related to Our Company
We may change our operational policies (including our investment guidelines and strategies) with the approval of our Board but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.
Our board of directors determines our operational policies and may amend or revise our policies, including our policies with respect to acquisitions, dispositions, growth, operations, compensation, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders at any time. We may change our investment guidelines, underwriting process and our strategy at any time with the approval of our Board, but without the consent of our stockholders, which could result in originating assets that are different in type from, and possibly riskier than, the assets initially contemplated. In addition, our charter provides that our Board may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.
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
We grow our business in part through future acquisitions or other similar investments.
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
The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address financial crises or other areas of regulatory concern. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate the potential impacts could have a material adverse effect on the operations of our business.
Loss of our 1940 Act exemptions would adversely affect us, the market price of shares of our common stock and our ability to distribute dividends.
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
In addition, one or more of our subsidiaries qualifies for an exemption from registration as an investment company under the 1940 Act pursuant to either Section 3(c)(5)(A) of the 1940 Act, which is available for entities which are not engaged in the business of issuing redeemable securities, face-amount certificates of the installment type or periodic payment plan certificates, and which are primarily engaged in the business of purchasing or otherwise acquiring notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services, or Section 3(c)(5)(B) of the 1940 Act, which is available for entities primarily engaged in the business of making loans to manufacturers, wholesalers, and retailers of, and to prospective purchasers of, specified merchandise, insurance, and services. These exemptions generally require that at least 55% of such subsidiaries’ portfolios must be comprised of qualifying assets that meet the requirements of the exemption. We intend to treat energy efficiency loans where the loan proceeds are specifically provided to finance equipment, services and structural improvements to properties and other facilities and renewable energy and other climate solutions projects or improvements as qualifying assets for purposes of these exemptions. In general, we also expect, with regard to our subsidiaries relying on Section 3(c)(5)(A) or (B), to rely on guidance published by the SEC or its staff, including reliance on a no-action letter obtained in connection with Sections 3(c)(5)(A) and 3(c)(5)(B) of the 1940 Act, or on our analyses of guidance published with respect to other types of assets to determine which assets are qualifying assets under the exemptions.

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
Risks Related to our Borrowings and Hedging
We use financial leverage in executing our business strategy, which may adversely affect the returns on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use debt to finance our assets, including credit facilities, recourse and non-recourse debt, securitizations, and syndications. Changes in the financial markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders, potential lenders or institutional investors to be unwilling or unable to provide us with financing or participate in securitizations or could increase the costs of that financing or securitization. Some of our borrowings will have a remaining balance when they come due. If we are unable to repay or refinance the remaining balance of this debt, or if the terms of any available refinancing are not favorable, we may be forced to liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from the assets acquired.

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
As some of our borrowings will have a remaining balance at maturity, we may be required to enter into new borrowings at higher rates or to sell certain of our assets to repay the loan. In addition, any increases in the federal funds rate announced by the Federal Reserve Board of Governors is likely to increase shorter-term interest rates and may lower the difference between shorter-term interest rates and longer-term interest rates which would result in a flattening or inversion of the yield curve. The Federal Reserve Board of Governors raised the federal funds rate nine times during the period between December 2015 and December 2018 and has announced its intention to determine what future adjustments are appropriate to the federal funds rate over time, including as a result of increased concerns over inflation, but such changes in fiscal and monetary policies are beyond our control and are difficult to predict.
Our credit facilities have rates that adjust on a frequent basis based on prevailing short-term interest rates. An increase in interest rates, or a flattening or inversion of the yield curve, would reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter-term rates. This change in interest rates would adversely affect our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings including repurchase agreements and warehouse facilities that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to obtain continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.
While we have an established Board-approved leverage limit, our Board may change our leverage limits without stockholder approval.
We are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level. The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage limits which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our board of directors has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets. If the value of the pledged assets is below the value of the debt or if we default on a facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. We may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.
The use of securitizations and special purpose entities exposes us to additional risks.
We hold securitized loans and often hold the most junior certificates or the residual value associated with a securitization. We have also established funds and special purpose entities through which we hold only a partial or subordinate interest or a residual value after taking into account our non-recourse debt facilities or a right to participate in the profits of such entity once it achieves a predefined threshold. As a holder of the residual value or other such interests, we are more exposed to losses on the underlying collateral because the interest we retain in the securitization vehicle or other entity would be subordinate to the more senior notes or interests issued to investors and we would, therefore, absorb all of the losses, up to the value of our interests, sustained with respect to the underlying assets before the owners of the notes or other interests experience any losses. In addition, the inability to securitize our Portfolio or assets within our Portfolio could hurt our performance and our ability to grow our business.
We also use various special purpose entities to own and finance our assets. These subsidiaries incur various types of debt, that can be used to finance one or more of our assets. This debt is typically structured as non-recourse debt, which means it is repayable solely from the revenue from the investment financed by the debt and is secured by the related physical assets, major contracts, cash accounts and in some cases, a pledge of our ownership interests in the subsidiaries involved in the projects. Although this subsidiary debt is typically non-recourse to us, we make certain representations and warranties or enter into certain guaranties of our subsidiary’s obligations or covenants to the non-recourse debt holder, the breach of which may require us to make payments to the lender. We may also from time to time determine to provide financial support to the subsidiary in order to maintain rights to the project or otherwise avoid the adverse consequences of a default. In the event a subsidiary defaults on its indebtedness, its creditors may foreclose on the collateral securing the indebtedness, which may result in us losing our ownership interest in some or all of the subsidiary’s assets. The loss of our ownership interest in a subsidiary or some or all of a subsidiary’s assets could have a material adverse effect on our business, financial condition and operating results.
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
Our non-recourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financings, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. Certain financing agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline and adversely affect our ability to qualify, or remain qualified, as a REIT. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could curtail the returns on our assets.
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
The discontinuation of U.S. dollar London Interbank Offered Rate (“LIBOR”) may adversely affect our borrowing costs and the costs of any related hedging transactions.
The terms of certain of our revolving credit facilities and interest rate hedge agreements refer to U.S. dollar LIBOR. As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. Some of our financing arrangements may not include robust fallback language that would facilitate replacing U.S. dollar LIBOR with a clearly defined alternative reference rate. We may not able to amend or refinance these credit facilities and interest rate hedge agreements prior to the discontinuation of U.S. dollar LIBOR, or applicable legislation or regulations may provide a benchmark replacement rate based on SOFR, a spread adjustment and conforming changes. Even when robust fallback language is included in financing arrangements, there can be no assurance that the benchmark replacement rate plus any spread adjustment will be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose us to additional financial risks and increase the cost of any related hedging transactions. It is not possible to predict all consequences of the IBA’s plans to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts. Any transition from LIBOR to alternative reference rates could result in financial market disruptions or significant increases in our borrowing costs or the costs of any related hedging, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

Borrowings under our CarbonCount®-Based Revolving Credit Facility bear interest at a variable rate that is based on the SOFR, which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and results of operations.

Borrowings under our CarbonCount®-Based Revolving Credit Facility may bear interest at a rate per annum that is based upon SOFR. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data and use of SOFR may result in interest rates and/or payments that are higher or lower than the rates and payments that we might have experienced using LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the CarbonCount®-Based Revolving Credit Facility determines that SOFR based rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR loans, outstanding SOFR loans will be converted into ABR Loans (as defined in the CarbonCount®-Based Revolving Credit Facility). The possible volatility of and uncertainty around SOFR as a LIBOR replacement rate and the potential conversion to ABR Loans could result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.
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
Additionally, applicable regulations require certain derivatives, including certain interest rate swaps, to be executed on a regulated market and cleared through a central counterparty. Unlike over-the-counter swaps, the counterparty for the cleared swaps is the clearing house, which reduces counterparty risk. However, cleared swaps require us to appoint clearing brokers and to post margin in accordance with the clearing house’s rules, which has resulted in increased costs for cleared swaps compared to over-the-counter swaps. Our over-the-counter hedges with swap dealers are subject to margin regulations which prescribe the required margin, limit eligible margin to cash and specified types of securities. These margin regulations have the effect, therefore, of increasing the costs of hedging and could induce us to limit our use of certain hedging transactions.
Also, any mortgage real estate investment trust that trades in swaps may be considered a "commodity pool," which would cause its operator to be regulated as a “commodity pool operator” (a “CPO”). Operators of mortgage REITs are currently exempt from CPO registration requirements, subject to certain qualification parameters. The need to operate within these parameters could limit the use of swaps and other commodity interests by us below the level that we would otherwise consider optimal or may lead to the registration of our company, our management team or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.
Moreover, the projects in which we invest, may enter into various forms of hedging including interest rate and power price hedging. To the extent they enter into such hedges, the financial results of the project will be exposed to similar risks as described above which could adversely impact our results of operations.

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
Risks Related to Our Common Stock
An active trading market for our common stock may not continue, which could cause our common stock to trade at a discount and make it difficult for holders of our common stock to sell their shares.
Our common stock is listed on the New York Stock Exchange (“NYSE”). However, an active trading market for our common stock may not continue, which could cause our common stock to trade at a discount to historical prices. Some of the factors that have or in the future could negatively affect the market price of our common stock include:
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
•publication of research reports about us or the climate solutions industry;
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
Market factors unrelated to our performance also have, and could in the future, negatively impact the market price of our common stock. One of the factors that investors may consider in deciding whether to buy or sell our common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in capital markets have, or in the future could, affect the market value of our common stock.
Common stock and preferred stock eligible for future sale may have adverse effects on our share price.
Subject to applicable law, our Board, without stockholder approval, may authorize us to issue additional authorized and unissued shares of common stock and preferred stock on the terms and for the consideration it deems appropriate.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to qualify, and maintain our qualification, as a REIT under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Our current policy is to pay quarterly distributions, which on an annual basis is expected to equal or substantially exceed 90% or more of our REIT taxable income. In the event that our Board authorizes distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.
Our ability to make distributions may be adversely affected by a number of factors. Therefore, although we anticipate making quarterly distributions to our stockholders, our Board has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, raise additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. If we raise additional equity, our stock price could be materially and adversely affected. Our Board will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt covenants, maintenance of our REIT qualification, applicable provisions of the MGCL and other factors as our Board may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:
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
In addition, all or a portion of the distributions that we make to our stockholders will be taxable as ordinary income, subject to a potential deduction equal to 20% of the amount of such dividends for taxable years beginning in 2018 and ending in 2025, which generally reduces the effective U.S. federal income tax rate applicable to such dividends. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for tax purposes. A return of capital is not taxable income but has the effect of reducing the basis of a stockholder’s investment in shares of our common stock.

Future offerings of debt or equity securities, which may rank senior to our common stock, may adversely affect the market price of our common stock.
Our present debt ranks, and any future debt would rank, senior to our common stock. Such debt is, and likely will be, governed by a loan agreement, an indenture, or other instrument containing covenants restricting our operating flexibility. Additionally, our convertible securities, and any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock and may result in dilution to owners of our common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such debt or securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
The “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, some of which (for example, a classified board) we do not yet have.
As permitted by the MGCL, our Board has by resolution exempted from the “business combination” provision of the MGC business combinations (1) between us and any other person, provided, that such business combination is first approved by our Board (including a majority of our directors who are not affiliates or associates of such person), (2) the Predecessor and its affiliates and associates as part of our formation transactions and (3) persons acting in concert with any of the foregoing. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of shares of our stock. There can be no assurance that our Board will not amend or revoke the exemption at any time.
Our authorized but unissued shares of common and preferred stock may prevent a change in our control.
Our charter permits our Board to authorize us to issue additional shares of our authorized but unissued common or preferred stock. In addition, our Board may, without common stockholder approval, amend our charter to increase the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue and classify or reclassify any unissued shares of common or preferred stock and set the terms of the classified or reclassified shares. As a result, our Board may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for shares of our common stock or otherwise be in the best interest of our stockholders.
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

In order for us to qualify as a REIT for each taxable year after 2013, no more than 50% in value of our outstanding capital stock may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our stock during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. “Individuals” for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value or in number of shares, whichever is more restrictive, of the aggregate outstanding shares of our capital stock, the outstanding shares of any class or series of our preferred stock or the outstanding shares of our common stock. These ownership limits could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our Board has established exemptions from these ownership limits that permit certain institutional investors and their clients to hold shares of our common stock in excess of these ownership limits.
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
We have elected to be treated, and qualify, as a REIT for U.S. federal income tax purposes. The U.S. federal income tax laws governing REITs are complex, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT and remain so qualified, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares, and the amount of our distributions. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals.
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
In August of 2016, the Treasury Department and the IRS published regulations which we refer to as the Real Property Regulations relating to the definition of “real property” for purposes of the REIT income and asset tests with respect to our taxable years beginning after December 31, 2016. Among other things, the Real Property Regulations provide that an obligation secured by a structural component of a building or other inherently permanent structure qualifies as a real estate asset for REIT qualification purposes only if such obligation is also secured by a real property interest in the inherently permanent structure served by such structural component. This aspect of the Real Property Regulations has important implications for our qualification as a REIT since a significant portion of our REIT qualifying assets consists of receivables that are secured by liens on installed structural improvements designed to improve the energy efficiency of buildings and a significant portion of our REIT qualifying gross income is interest income earned with respect to such receivables.
The structural improvements securing our receivables generally qualify as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing our receivables are integrated into and serve the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inure to us as a result of our receivables are sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficiency and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building need not be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. We have applied the analysis described above in a number of states that have adopted Section 9-604(b) of the UCC. In addition, in states where Section 9-604(b) of the UCC has not been adopted, we apply the analysis described above based on the application of the local real property laws of that state to the extent that we have received advice from counsel in those jurisdictions that local real property law provides us with appropriate rights to the buildings in which the structural improvements securing our receivables have been installed. Furthermore, we have applied the analysis described above to certain receivables secured by liens on structural improvements installed in buildings located in certain U.S. installations outside of the United States, based on our view that such installations are subject to U.S. sovereignty and as a result the UCC applies in such installations. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases that support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore remains uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that our receivables meet the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.
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
In addition, our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis in accordance with existing REIT regulations and rules and interpretations thereof. Moreover, the IRS, new legislation, court decisions or other administrative guidance, in each case possibly with retroactive effect, may make it more difficult or impossible for us to qualify as a REIT. Our ability to satisfy the requirements to qualify as a REIT also depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes. Thus, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given that we will so qualify for any particular year. Further, differences in timing between the recognition of taxable income, our GAAP income and the actual receipt of cash may occur. For example, we may be required to accrue interest and discount income on debt securities or interests in debt securities before we receive any payments of interest or principal on such assets, and there may be timing differences in the accrual of such interest and discount income for tax purposes and for GAAP purposes.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our net taxable income, and distributions to our stockholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money or sell assets in order to pay our taxes. Our payment of income tax would negatively impact the results of our operations and decrease the amount of our income available for distribution to our stockholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to distribute substantially all of our taxable income to our stockholders, which would leave our Board with more discretion over our future distribution levels. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to qualify as a REIT for the subsequent four taxable years following the year in which we failed to qualify.

Complying with REIT requirements may force us to liquidate or forego otherwise attractive investments, incur debt, or sell assets at inopportune times.
To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, government securities, shares in REITs and other qualifying real estate assets. In addition, certain other limitations apply to the asset we may hold, which generally limit the concentration we may hold in assets that are not qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
In addition, in order to qualify as a REIT, we must distribute to our stockholders, each calendar year, at least 90% of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute our taxable income to our stockholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax.
These requirements may require us to liquidate from our portfolio, or contribute to a taxable REIT subsidiary (a “TRS”), otherwise attractive investments, and we may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source of income or asset diversification requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders. In addition, if we are compelled to liquidate our assets, such as to repay obligations to our lenders, this could impact our qualification with the REIT requirements, and we may be required to take actions to satisfy the REIT income, asset, or distribution tests, or else fail to qualify as a REIT. No assurance can be provided that we will satisfy these requirements under all circumstances. Furthermore, in order to meet the REIT distribution requirements, we may be required to: (i) sell assets in adverse market conditions, (ii) raise debt or equity on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (iv) make a taxable distribution of our shares as part of a distribution in which stockholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash or (v) use cash reserves, in order to comply with the REIT distribution requirements and to avoid U.S. federal corporate income tax and the 4% non-deductible excise tax. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
In addition, we may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In IRS Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although IRS Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire mezzanine loans that may not meet all of the requirements for reliance on this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT. Further, we invest in assets such as C-PACE bonds and assessments, that we believe are secured by real property for purposes of the REIT income and asset tests but with respect to which no authority is directly on point. If the IRS were to successfully assert that such C-PACE assets are not qualifying assets for purposes of the REIT gross asset tests or do not generate qualifying income for purposes of the 75% gross income test, our REIT qualification could be adversely affected.
Further, under certain circumstances, interest from debt instruments that are secured by real property and other property is required to be apportioned between qualifying real estate interest and nonqualifying interest based on the principal amount of the debt instrument and the fair market value of the underlying real property. If debt instruments that we hold were to generate a greater amount of nonqualifying interest than we anticipate, we could fail to satisfy the REIT gross income test, and could lose our REIT qualification or be required to pay a penalty tax to preserve our REIT compliance.
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
Similarly, some of the debt investments that we acquire may have been issued with an original issue discount. We will generally be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt investments will be made. If such debt investments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable. In addition, in the event that any debt investments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular debt investment are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. While we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter. Although we do not presently intend to, we may, in the future, acquire debt investments that are subsequently modified by agreement with the borrower. If such amendments are “significant modifications” under the applicable Treasury Regulations, we may be required to recognize taxable income as a result of such amendments. In addition, we may be required to accelerate our accrual for U.S. federal income tax purposes of certain items of income to the extent that we would otherwise recognize such items of income for U.S. federal income tax purposes later than we would report such items on our financial statements. Finally, we may be required under the terms of indebtedness that we incur with private lenders to use cash received from interest payments to make principal payments on that indebtedness, with the effect of recognizing income but not having a corresponding amount of cash available for distribution to our stockholders. These circumstances could affect our ability to satisfy the REIT distribution requirements.
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
Overall, no more than 20% of the value of a REIT’s total assets may consist of stock or securities of one or more TRSs. In order to satisfy the TRS limitation, we may make loans to our TRSs that meet the requirements to be treated as qualifying investments of new capital, which are generally treated as real estate assets under the Internal Revenue Code. Because such loans are treated as real estate assets for purposes of the REIT requirements, we do not treat these loans as TRS securities for purposes of the TRS asset limitation. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs, which could adversely impact our qualification as a REIT. In addition, our TRSs have obtained financing in transactions in which we and our other subsidiaries have provided guaranties and similar credit support. Although we believe that these financings are properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements. While we will be monitoring the aggregate value of the securities of our TRSs and intend to conduct our affairs so that such securities will represent less than 20% of the value of our total assets, there can be no assurance that we will be able to comply with the TRS limitation in all market conditions.
Further, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
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
Legislative, regulatory, or administrative changes could adversely affect us.
The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. Recently, the Biden administration has indicated an intention to enact tax legislation that could impact the taxation of an investment in our common stock. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.
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
COVID-19 is having significant repercussions across regional, national and global economies and financial markets, and could trigger further periods of regional, national and global economic slowdown or regional, national or global recessions. COVID-19 continues to adversely impact regional, national and global economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak continues to rapidly evolve.
In an attempt to control COVID-19 the Federal government and most states and/or local governments, including the state in which we are headquartered and in regions where our projects and other investments are located or where they are managed, have implemented various restrictions, rules, or guidelines including quarantines, restrictions on travel, “shelter in place”, “stay at home”, or “safer at home” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects allowed. While some of these restrictions have been relaxed or phased out, many of these or similar restrictions remain in place, continue to be implemented, or additional restrictions are being considered. Although, in certain cases, exceptions may be available for certain essential operations and businesses which generally include the renewable energy projects in which we invest, there is no assurance that such exceptions will enable us to avoid adverse effects to our results of operations and business. Further, such actions create disruption in energy efficiency, renewable energy, real estate and other climate solutions markets and adversely impact a number of industries.
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
•difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the global financial markets or deterioration in credit and financing conditions may affect our ability or the ability of our climate solutions projects and our ultimate off-taker or project users to make regular payments of principal, interest or project revenue (e.g., due to unemployment, underemployment, or reduced income or revenues) or to access savings or capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could result in the inability to make payments under our borrowing facilities or notes, affect our or our projects’ ability to meet liquidity, net worth, and leverage covenants under borrowing facilities or have a material adverse effect on the value of investments we hold or on our business, financial condition, results of operations and cash flows;
•temporary or lasting changes involving the status, practices and procedures of our operations or our projects or our projects’ sponsors’ operations, including with respect to new originations of investments - to the extent we elect or are required to limit or be more selective in making new originations of investments, we may strain our relationships with business partners, customers and counterparties, breach actual or perceived obligations to them, and be subject to litigation and claims from such partners, customers and counterparties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows; moreover, some of our ultimate off-taker or project users’ operations, or our operations, the climate solutions markets or projects and our ultimate off-taker or project users have not been able to and others may not be able to function effectively because of, among other factors, disruptions in the normal operation of climate solutions markets or projects, any inability to access short-term or long-term financing, a disruption in the market for securitization transactions, or the inability to access these markets or execute securitization transactions due to negative impacts to our, our projects or our ultimate off-taker or project users financial condition or operating capabilities resulting from the COVID-19 pandemic or future pandemics; any or all of these impacts could result in reduced net investment income and cash flow, as well as an impairment of our investments which reductions and impairments could be material;
•to the extent ultimate off-taker or other project users that have been negatively impacted by the COVID-19 or other pandemics do not timely remit payments of principal, interest or other payments (whether due to an inability to make such payments, an unwillingness to make such payments, or a waiver of the requirement to make such payments on a timely basis or at all, including under the terms of any applicable forbearance, modification, or maturity extension agreement or program (which forbearance, waiver, or maturity extension may be available as a result of a government-

sponsored or -imposed program or under any such agreement or program we or our project sponsors may otherwise offer)), then the value of our investments will likely be impaired, potentially materially; moreover, to the extent any such pandemic impacts local, regional or national economic conditions, the value of a climate solutions project is likely to decline, which would likely negatively impact the value of our investments, potentially materially;
•some of our climate solutions projects are being constructed and others are subject to ongoing maintenance; planned construction or maintenance of some of these projects have not been able to proceed on a timely basis or at all and others may be similarly affected as a result of being negatively impacted by the COVID-19 pandemic and could be similarly affected by a future pandemic, including due to operating disruptions or government mandated moratoriums on construction, development or redevelopment or the inability to source the necessary construction personnel, equipment or parts; all of the foregoing factors would likely negatively impact the value of our investments, potentially materially;
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
COVID-19 or a future pandemic and the impacts thereof on the current financial, economic and capital markets environments and other areas are difficult to predict and could present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.
To the extent the COVID-19 or a future pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, as well as the Risk Factors in the Form 10-K, such as those relating to changes in interest rates, declining demand for our projects due to declining costs of traditionally-sourced energy, the lack of liquidity of our assets and investments, changes in the fair value of our assets, negative market conditions, our dependence on third-party contractual arrangements, our dependence on the availability of capital, changes in credit ratings assigned to our assets, counterparties to repurchase transactions’ defaulting on their obligations and our investments’ subjectivity to delinquency, foreclosure and loss.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located at 1906 Towne Centre Blvd, Suite 370, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2021, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 14, 2022, we had 165 registered holders of our common stock. The 165 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our Portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 to our audited financial statements in this Form 10-K for details of our dividends declared in 2021 and 2020.
Additionally, as we are subject to the REIT requirements to distribute at least 90% of our REIT taxable income, there is a minimum amount of distributions that we are required to make. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including, the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRSs distributed to the REIT. See Note 10 to our audited financial statements in this Form 10-K regarding the amount of our distributions that are taxed as ordinary income to our stockholders.
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return from December 31, 2016 to December 31, 2021 on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and peer group indices, including the FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF. The graph assumes that $100 was invested at closing on December 31, 2016, in our shares of common stock, the S&P 500 Index, and the peer group indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF)
$480
$440
$400
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
HASI
S&P 500
FTSE NAREIT All Equity REIT Index
Global X Renewable Energy Producers ETF

Company or Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$134.32	$113.67	$201.27	$414.53	$356.20
S&P 500 Index	100.00	121.82	116.47	153.13	181.29	233.28
FTSE NAREIT All Equity REIT Index	100.00	108.67	104.25	134.12	127.31	179.85
Global X Renewable Energy Producers ETF	100.00	121.14	113.57	155.66	197.12	171.90

Sources: Bloomberg L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of common stock during 2021.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2021	195,700	$53.08	N/A	N/A
April 1 - April 30, 2021	6,484	56.31	N/A	N/A
May 1 - May 31, 2021	67,593	48.30	N/A	N/A
(1)    During the year ended December 31, 2021, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. No OP units were exchanged for shares of common stock during the year ended December 31, 2021. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    [Reserved]
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to ‘Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations’ on our Form 10-K for the year ended December 31, 2020 for a discussion of our results for the year ended December 31, 2019 and a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019.
Overview
We invest in climate solutions developed or sponsored by leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe we are one of the first U.S. public companies solely dedicated to climate solutions. Our goal is to generate attractive returns from a diversified portfolio of project company investments with long-term, predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change.
We are internally managed, and our management team has extensive relevant industry knowledge and experience, dating back more than 30 years. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators which provide recurring, programmatic investment and fee-generating opportunities. Additionally, we have relationships with leading banks, investment banks, and institutional investors from which we are referred additional investment and fee generating opportunities.
We completed approximately $1.7 billion of transactions during 2021, compared to approximately $1.9 billion during 2020. As of December 31, 2021, we held approximately $3.6 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of December 31, 2021, we managed approximately $5.2 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2021, we manage approximately $8.8 billion of assets, which we refer to as our “Managed Assets”.
Our investments have taken many forms, including equity, joint ventures, land ownership, lending, or other financing transactions. We also generate ongoing fees through off-balance sheet securitization transactions, advisory services, and asset management. We use borrowings as part of our strategy to increase potential returns to our stockholders and have available a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
As a result of increasing global awareness of and aversion to climate change impacts, we believe the climate solutions markets in which we invest, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. In January 2022, National Oceanic and Atmospheric Administration (“NOAA”) reported that globally, 2021 was the fourth warmest year on record, with all six of the warmest years on record having occurred since 2012.
Further, communities across the globe are increasingly experiencing the destructive economic impacts of climate change, which are only expected to increase in frequency and severity. According to NOAA, there were 20 natural disaster events in the United States in 2021, with an estimated individual cost of greater than $1 billion and an aggregate cost of approximately $145 billion. NOAA reports, that the total cost of climate related disasters over the last five years exceeds $742 billion. In its Weather, Climate & Catastrophe Insight: 2021 Annual Report, Aon reports that there were 401 natural catastrophe events globally in 2021, resulting in economic losses of $343 billion, making it the third costliest year on record.
In its Energy Efficiency 2021 report, the International Energy Agency (“IEA”) estimates global spending on energy efficiency at almost $300 billion, and forecasts that overall investment in energy efficiency will need to triple by 2030 in order to achieve certain net-zero carbon by 2050 targets. Given that many projects are often self-financed (especially energy efficiency), we believe our total addressable market is likely a subset of these overall industry estimates. However, we believe these estimates are reliable indicators of market trends.
These positive industry trends coupled with the increasing environmental and economic imperative to reduce carbon emissions are expected to further broaden our investable universe. Investments in energy efficiency as a service allow organizations to avoid the upfront costs of efficiency investments by paying for efficiency-enabled cost savings as operating rather than capital expenses. In its Annual Energy Outlook 2021, the U.S. Energy Information Administration (“EIA”) estimates that decreasing energy intensity resulting from energy efficiency improvements will continue until at least 2050. In addition, Lazard’s 2021 Levelized Cost of Energy Analysis shows that renewables continue to be competitive with traditional generation sources on a new-built cost basis with certain renewable technologies achieving competitiveness with existing conventional generation technologies on a marginal basis, making renewables even more attractive investment targets. Further, in its New Energy Outlook 2021, Bloomberg New Energy Finance (“BNEF”) states global annual investment in energy supply and infrastructure will need to double from around $1.7 trillion per year today to between $3.1 trillion and $5.8 trillion per year on average over the next thirty years.
We expect the federal government to take, and they have taken, certain actions which are supportive of the industry for climate solutions. In 2021, Congress passed the Infrastructure Investment and Jobs Act which provides funding opportunities for a variety of traditional infrastructure projects including approximately $65 billion for energy and electric grid development which is critical for further development of renewable energy projects. In December 2021, President Biden signed an executive order committing the U.S. federal government to achieve 100 percent carbon pollution-free electricity and to achieve a net-zero emissions building portfolio by 2045, including a 50 percent emissions reduction from buildings, campuses, and installations by 2032 from 2008 levels.
Corporates are also responding to climate change risks - in part through renewable energy sourcing commitments. BNEF states that in 2021, a record 31 gigawatts of clean energy were purchased through corporate PPAs, an increase of over 20% from the previous year, with two-thirds of this purchasing occurring in the United States. In its 2021 Annual Report, the RE 100, a global corporate leadership initiative bringing together influential businesses committed to 100% renewable electricity, reported that over 300 multinational companies have pledged to achieve 100% renewable energy with an average target date of 2030, with the average target year for North American companies being 2027.
Federal Energy Savings Performance Contracts (“ESPCs”) are an example of a public-private partnership that eliminate the need for a federal agency to find appropriated funds to replace, operate, and maintain energy-intensive equipment while also providing multiple ancillary benefits, including saving taxpayer dollars currently spent on energy consumption, improving conditions for federal workers and service men and women, and creating private sector jobs. Support for ESPCs remain bipartisan, and the presidential administration is expected to continue to support the program. Almost $3.4 billion in ESPC contracts have been awarded over the last five government fiscal years.
While we believe that the long-term growth prospects for our business remain positive, volatility in financial markets and higher inflation along with interest rate movements could impact the markets we serve. The Federal Reserve Board of Governors has indicated that it will begin to reduce its asset purchases and increase the rate at which banks lend to one another (known as the federal funds rate) while monitoring the economic outlook. We believe higher interest rates and inflation are likely to have a minimal impact on our existing portfolio, and that PPA prices for future deals are rising to compensate with regards to new investments. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business.
According to the Department of Energy, average annual Henry Hub natural gas prices for the years from 2012 to 2021 were over 45% lower than the same prices from 2002 to 2011 , and its 2021 outlook forecasts that prices will stay below pre-2010 levels through 2050. As wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the United States, lower natural gas prices have negatively impacted, and are expected to continue to negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot market prices. For more detail on commodity price impacts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk”. We attempt to mitigate our exposure to these low commodity prices and future volatility, as well as any credit risk associated with these prices, by acquiring projects with contracted revenues, negotiating certain structural protections such as preferred returns, and through active asset management and portfolio monitoring. Similarly, we seek to manage credit risk that might arise from commodity price declines through our due diligence and underwriting processes, strong structural protections in our transaction agreements with customers, and active asset management and portfolio monitoring.
Notwithstanding any concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business. As a long-term participant committed to providing capital for climate solutions, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.
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
Income from Securitization, Syndication and Other Services
We earn gain on sale of financial assets or fee income by securitizing or selling all or a portion of certain transactions. For transactions that we securitize via a non-consolidated trust, we recognize a gain on the securitization. The gain may be comprised of either or both cash received and a residual interest in securitized assets. We may also recognize additional income from servicing fees from these securitized assets over the life of the asset. We view the revenue from such activities as a valuable component of our earnings and an important source of franchise value.
In many cases, we arrange the securitization of the loan or other asset prior to originating the transaction and thus avoid exposure to credit spread and interest rate risks. In these cases, we avoid funding risks for these financings or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed.
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
The total amount of income from securitizations, syndications, and other services will vary from quarter to quarter depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the mix of our Portfolio and our need to tailor our mix of assets in order to allow us to qualify as a REIT for U.S. federal income tax purposes and maintain our exemption from registration under the 1940 Act.
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain our current level of financing costs. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to payment guarantees provided by ESCOs that are required in the event that certain energy savings are not realized by the customer. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have extended mezzanine loans to various special purpose entities which own residential or community solar projects, and the ultimate repayment of those loans is dependent on the creditworthiness of the related residential obligors. As a result of investing in these and other mezzanine loans, we are exposed to additional credit risk. In certain instances interest is paid on our mezzanine loans in-kind, which increases our outstanding loan balances and causes the ultimate repayment of cash to occur later. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit losses. See Item 7A. Quantitative and Qualitative Disclosures about Credit Risks for further information on our credit risks and see Note 6 to our audited financial statements in this Form 10-K for additional detail of the credit risks surrounding our Portfolio.

Changes in Market Interest Rates and Liquidity
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with new asset originations and our borrowings, including our revolving credit facilities, and in the future, to the extent we choose to enter into any new floating rate assets, revolving credit facilities or other borrowings. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on interest rates risks and liquidity.
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
Government Policies
We make investments in renewable energy projects that typically depend in part on various federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in, and the use of, climate solutions. Policies and incentives provided by the U.S. federal government may include tax credits (with some of these tax credits that are related to renewable energy scheduled to be reduced or eliminated in the future), tax deductions, bonus depreciation, federal grants and loan guarantees, and energy market regulations. The value of tax credits, deductions and incentives and how they can be realized may be impacted by changes in tax laws, rates, or regulations.
Incentives provided by state and local governments may include an RPS or similar clean energy standard, which specify the portion of the power utilized by local utilities that must be derived from renewable or clean energy sources as well as the state or local government sponsored programs where the financing of energy efficiency or renewable energy projects is repaid through an assessment in the property tax bill in a program commonly referred to as PACE. Additionally, certain states have implemented feed-in or net metering tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments.
Governmental agencies, commercial entities and developers of climate solutions projects frequently depend on these policies and incentives to help defray the costs of various projects. Government regulations also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from our investments may decline, which could harm our business.
Impacts of climate change on our future operations
As our business is focused on reducing carbon emissions and increasing resiliency to climate change, we are impacted by the effects of climate change and various related regulatory responses. In managing our business, we consider the potential impacts to our operations that may result in certain climate-related scenarios. We have implemented the recommendations of the TCFD, which provides a framework to consider and disclose our processes for managing the risks and opportunities associated with climate change. We have disclosed the components of the TCFD framework throughout this document. The following tables highlight our evaluation of potential impacts to our business in two climate related scenarios as well as our resilience to and strategy for handling the potential impacts.

Transition Risks and Opportunities - We believe our Portfolio will be impacted by the transition risks and opportunities contemplated by the Paris Accords and the achievement of its objectives.
Scenario 1 - Global action is taken to limit the global temperature increase to 1.5 degrees Celsius above pre-industrial levels

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact on our management strategy
The price of Renewable Energy Credits (“RECs”) or similar structures increase as more aggressive renewable portfolio standards and corporate renewable energy targets are implemented	Increased expected cash flows and financial returns for certain of our investments to the extent the RECs are sold at higher market prices.	If the overall price level of RECs increased by 5% we would not expect a material impact to the overall cash flows from our existing investments. This is largely due to the lower value of RECs in comparison to power prices in most of the markets where our investments are located.	We may identify more investment opportunities resulting from the increased REC value. In addition, to the extent that our investments become more valuable we would consider whether it would be more economical to our stockholders to either monetize the investment given the increase in value or continue to hold in our Portfolio and maximize our returns from adding additional leverage to our financing.
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

Under a scenario where a carbon tax drives the price of power up by 10%, our wind equity investments may generate approximately 7% in additional cash flows over their life as compared to the cash flow the investments are expected to generate under the current baseline scenario.

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
Significant growth in positive public sentiment for climate solutions investment	Increased demand for investment in climate solutions may increase the volume of transactions in which we may invest, reduce our overall cost of capital and increase our profitability.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the positive impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.	An increased demand for climate solutions may increase competition and influence our pricing strategy. We would continue to review our pricing strategies with these opportunities.
Customer preference shifting to match electricity demand with carbon-free energy generation from resources on the same regional grids	Increased demand for climate solutions investment in particular regions increase the volume of transactions in which we may invest, reduce our overall cost of capital and increase our profitability.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the positive impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.
Changing consumer preference can drive investments in renewable deployments in new areas to improve the localization of clean energy supplies and can drive development of multi-technology portfolios of intelligent generation and storage, both of which may increase the total investment opportunities available to us.

Scenario 2 - Global temperatures increase more than 2 degrees Celsius above pre-industrial levels

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
No meaningful government policy to shift the trajectory of global climate change	Given current trends, even without an increase in government support, we might expect increased demand for climate solutions due to the improving economics and cost competitiveness of these technologies.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.
The increased demand in climate solutions may increase competition and influence our pricing strategy.
Such growth in demand may increase the volume of investment opportunities available to us.
An increase in demand for climate change resiliency solutions	Flooding and storm surges may become more frequent, resulting in an increase in demand for storm water management assets.	Given the nature of our business activities and focus on structuring transactions to meet the capital needs of our clients, it is difficult to reliably quantify the positive impact on our investment opportunities. However, we would expect to achieve accretive economics from this assumption.
The increased demand in climate solutions may increase competition and influence our pricing strategy.
Greater instability in the power grid may increase the demand for on-site and distributed power generation systems and battery storage.
If the above events occur, we may experience an increase in the volume of investment opportunities available to us.
Greater variability and instability in the commodity markets	Potential increases in the price of commodities (e.g., natural gas) due to climate change induced supply chain and transport disruptions, such as a major hurricane striking a series of gulf coast pipelines, may drive power prices higher, thus increasing financial returns from certain of our investments to the extent the power is sold at market prices rather than under fixed price contracts.	We believe any mentioned impacts that are realized, are short-term in nature and we would not expect a material impact on our investments.	We currently have risk management processes which include a recurring review of our investments through our portfolio management function to assess any increasing operational costs of our investments. For our Portfolio, we will actively manage the risk to make appropriate adjustments to budget approvals, operational approvals, and other asset management tasks. For any new investments, we make conservative assumptions to protect our investments from such types of pricing volatility and will continue to do so, including new assumptions around commodity volatility as relevant.
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

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
Operational performance of the projects in which we invest are impacted by the global temperature increase	A decrease in performance and power generation of the solar and wind energy assets related to our investments, as the performance of these assets vary based upon the ambient temperatures (in the case of solar) and air density (in the case of wind). Both conditions may be caused by increases in global temperatures.	Solar portfolio production can be affected by an increase in global temperature depending on the geography. If solar production decreases by 5% we may expect there to be a 8% decrease in expected cash flows from our solar equity investments.

High temperatures have a significant efficiency impact on wind turbines as high temperature faults create more wear and tear on equipment. If wind production decreases by 5% the cash flows from our wind equity investments would be expected to decrease by 5%.

		We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.	When underwriting our investment opportunities we make conservative assumptions regarding performance and operational expenses that protect our returns from some level of unexpected performance or operation issues in the future. We will continue to adjust our assumptions as additional risks and severity of climate risk are assessed. We actively manage our Portfolio to preemptively and proactively address any operational or maintenance issues.
	Increased wind variability and increased wear on wind turbine components, which may increase operating costs.	An increase in operating expenses would result and if there was 5% higher operating expenses the cash flows from our wind equity investments would be expected to decrease by 1%.
	Increased operating costs and lower generation from the increase in temperatures may reduce our expected cash flows and financial returns from our investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	If there were both a decrease in production of 5% and higher operating expenses of 5% our cash flows from our wind equity and solar equity investments would be expected to decline by 8% and 9%, respectively. We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
An increase in water scarcity potentially resulting in an increase in the price of water	Water is used to clean the panels on solar energy assets to maintain their efficiency. An increase in water prices may reduce the cash flows and financial returns from our related investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	The impact of water scarcity and increased prices to our Portfolio is not expected to have a material impact on the cash flows of our investments.	To the extent this becomes a material matter we would seek out protections to mitigate any impact of additional water related costs.
	Climate change related impacts to the amount of potable water supplies, such as irregular rainfall and salt water intrusion, may drive increases in the price of water. These increases in cost may increase the demand for assets that increase water use efficiency resulting in an increase in the volume of investment opportunities available to us.		The increased demand in these projects may increase competition and influence our pricing strategy.
An increase in the cost, or a change in the availability of insurance	In anticipation of climate change related physical risks, projects related to our investments in particularly vulnerable regions, such as low-lying coastal areas, may face increases in insurance costs. An increase in insurance costs may reduce the cash flows and financial returns from these investments and may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	Insurance policies are executed on an annual basis and in some regions the price of insurance could increase such that the cashflow and value of our projects in high risk geographic regions are affected. This increase in insurance cost would drive an increase in total operating expenses. We have estimated that an increase in operating expenses of 5% would be expected to reduce our cash flows from solar equity projects by 1% .

		We would not expect a material impact on our wind equity, renewable energy debt, solar real estate and energy efficiency investments.	We require that the projects in which we invest are insured against casualty events that could impact our cash distributions. We continually evaluate whether there are superior asset or portfolio level policies that are available that optimize our insurance coverage and premium costs.
Impact of COVID-19
The current outbreak of the novel coronavirus (COVID-19) is having an ongoing impact on the U.S., regional and global economies, the U.S. climate solutions market and the broader financial markets, including supply chain disruptions, tightening labor markets, and inflation. Our financial results for 2021 have not been adversely impacted by COVID-19 to a material degree. We believe that the cost-savings attributes of the projects in which we invest provide incentive to borrowers and other obligors to continue to make their contractual payments.
COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows. We expect to continue to review and adjust our efforts as the circumstances and impacts of the pandemic develop and respond to the shifting business and financial landscape and heightened volatility in, among other things, financial markets as well as the general economy and the various federal, state and local guidelines on business operations. See the Risk Factors section of this Form 10-K for additional discuss of certain potential risks to our business arising from COVID-19.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use including areas that involve the use of significant estimates. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. See Note 2 to our audited financial statements in this Form 10-K for further details on our accounting policies. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.
Consolidation
We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment and make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type and degree of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities’ assets, liabilities and related activity in our financial statements. Refer to discussion below relating to additional consolidation considerations related to the securitization of receivables. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K.
Equity Method Investments
For our non-consolidated equity investments, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity as reported by the investee using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income. We further discuss our process for applying this method of income allocations in Note 2 to our audited financial statements in this Form 10-K.
Impairment of our Portfolio
We evaluate the various assets in our Portfolio on at least a quarterly basis, and more frequently when economic or other conditions warrant such an evaluation, for delinquencies or other events that may indicate a potential impairment or specific consideration in the development of the allowance for credit losses. For our equity method investments and real estate, if an impairment charge is deemed appropriate it would be recorded in our income statement and reduce our net income. In addition, for our receivables, we make judgments about our expected losses related to the receivables in our Portfolio and record an allowance for credit losses on such receivables with a provision for loss on receivables in our income statement. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K.
Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in these transactions it would be treated as a secured borrowing rather than a sale in our financial statements, which would result in reduced revenue in the current period and an increase in assets and non-recourse debt. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K. We also make assumptions regarding the fair value of our securitization assets in these transferred assets. If our determination of fair value is determined to be incorrect, our gain on sale of receivables and investments in our income statement and securitization assets on our balance sheet will be inaccurate. See Note 3 to our audited financial statements in this Form 10-K for a discussion around fair value measurements.
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2020 and December 31, 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 22, 2021.
We invest in climate solutions developed or sponsored by leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe we are one of the first U.S. public companies solely dedicated to such climate solutions. Our goal is to generate attractive returns from a diversified portfolio of project company investments with long-term, predictable cash flows that reduce carbon emissions or increase resilience to climate change.
We completed approximately $1.7 billion of transactions during 2021, compared to approximately $1.9 billion during 2020. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio”. Our Portfolio was approximately $3.6 billion as of December 31, 2021 and $2.9 billion December 31, 2020.
Portfolio
Our Portfolio totaled approximately $3.6 billion as of December 31, 2021, and included approximately $1.9 billion of BTM assets and approximately $1.7 billion of GC assets. Approximately 49% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 41% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet and approximately 10% of our Portfolio was real estate leased to renewable energy projects under long-term operating lease agreements. Our Portfolio consisted of over 285 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of December 31, 2021.

The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2021:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$131	2023 to 2056
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum (1)	92	2022 to 2056
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	635	2022 to 2069
Fixed-rate receivables, interest rates greater than 8.00% per annum	602	2023 to 2047
Receivables	1,460
Less: Allowance for loss on receivables	(36)
Receivables, net of allowance	1,424
Fixed-rate investments, interest rates less than 5.00% per annum	11	2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7	2047 to 2051
Total receivables and investments	$1,442
(1)Excludes receivables held-for-sale of $22 million.
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our short-term commercial paper issuances and revolving credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Years Ended December 31,
	2021	2020	2019
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$106	$92	$68
Average balance of receivables	$1,301	$1,165	$930
Average interest rate of receivables	8.1%	7.9%	7.3%
Interest income, investments	$1	$2	$6
Average balance of investments	$26	$58	$148
Average interest rate of investments	4.0%	4.2%	4.3%
Rental income	$26	$26	$26
Average balance of real estate	$358	$361	$364
Average yield on real estate	7.2%	7.2%	7.1%
Average balance of receivables, investments, and real estate	$1,685	$1,584	$1,442
Average yield from receivables, investments, and real estate	7.9%	7.6%	6.9%
Debt
Interest expense (1)	$106	$92	$64
Average balance of debt	$2,300	$1,797	$1,307
Average cost of debt	4.6%	5.1%	4.9%
(1)    Excludes loss on debt modification or extinguishment included in interest expense in our income statement.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2021:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,460	$94	$213	$564	$589
Investments	18	1	2	4	11

See Note 6 to our audited financial statements in this Form 10-K for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2021,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2021,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our audited financial statements in this Form 10-K. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

	Years ended December 31,		$ Change	% Change
	2021	2020
	(dollars in thousands)
Revenue
Interest income	$106,889	$95,559	$11,330	12%
Rental income	25,905	25,878	27	—%
Gain on sale of receivables and investments	68,333	49,887	18,446	37%
Fee income	12,039	15,583	(3,544)	(23)%
Total revenue	213,166	186,907	26,259	14%
Expenses
Interest expense	121,705	92,182	29,523	32%
Provision for loss on receivables	496	10,096	(9,600)	(95)%
Compensation and benefits	52,975	37,766	15,209	40%
General and administrative	19,907	14,846	5,061	34%
Total expenses	195,083	154,890	40,193	26%
Income before equity method investments	18,083	32,017	(13,934)	(44)%
Income (loss) from equity method investments	126,421	47,963	78,458	164%
Income (loss) before income taxes	144,504	79,980	64,524	81%
Income tax benefit (expense)	(17,158)	2,779	(19,937)	(717)%
Net income (loss)	$127,346	$82,759	$44,587	54%

•Net income increased by approximately $45 million as a result of a $26 million increase in total revenue and a $78 million increase in income from equity method investments, partially offset by a $40 million increase in total expenses and a $20 million increase in income tax expense. These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest and rental income increased by $11 million due to the addition of higher yielding assets and a larger portfolio. Gain on sale and fee income increased by $15 million primarily from a change in mix of assets being securitized, partially offset by lower advisory fee generating opportunities.
•Interest expense for the year increased by approximately $30 million due to a one time $15 million loss on the redemption of the 2024 senior unsecured notes, as well as additional expense from a larger average outstanding debt balance partially offset by a lower cost of debt. Provision for loss on receivables decreased by $10 million compared to the prior period, as the provision related to the current year loan and loan commitments were largely offset by the release of certain loan-specific reserves.
•Compensation and benefits increased by $15 million as a result of an increase in our employee headcount, compensation and one-time employee-related costs. General and administrative increased by $5 million due to additional investment in corporate infrastructure.

•Income from equity method investments increased by $78 million, primarily due to new investments in our Portfolio, which had large one-time allocations of income under HLBV due to tax benefits recognized by our co-investors.
•We recorded income tax expense of $17 million primarily due to the HLBV income described above, compared with an income tax benefit of $3 million in the previous year.
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
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method. Thus, in calculating distributable earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the underwritten investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our distributable earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns.
In 2021, we acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the last three years:

	Years ended December 31,
	2021	2020	2019
	(dollars in millions)
Income (loss) under GAAP	$126	$48	$64

Distributable earnings	$104	$55	$41
Return of capital/(deferred cash collections)	(51)	102	60
Cash collected	$53	$157	$101

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
We have calculated our distributable earnings for the years ended December 31, 2021, 2020 and 2019. The table below provides a reconciliation of our GAAP net income to distributable earnings:

	Years Ended December 31,
	2021		2020		2019
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders (1)	$126,579	$1.51	$82,416	$1.10	$81,564	$1.24
Distributable earnings adjustments
Reverse GAAP income from equity method investments	(126,421)		(47,963)		(64,174)
Add equity method investments earnings adjustment	103,707		55,305		41,437
Non-cash equity-based compensation charges	17,047		16,791		14,160
Non-cash provision for loss on receivables	496		10,096		8,027
Loss (gain) on debt modification or extinguishment	16,083		—		—
Amortization of intangibles	3,307		3,291		3,285
Non-cash provision (benefit) for taxes	17,158		(2,779)		8,091
Current year earnings attributable to non-controlling interest	767		343		356
Distributable earnings (2)	$158,723	$1.88	$117,500	$1.55	$92,746	$1.40
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.

(2)Distributable earnings per share are based on 84,268,341 shares, 75,588,286 shares and 66,046,401 shares for the years ended December 31, 2021, 2020 and 2019, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuance in this calculation related to our convertible notes using the treasury stock method and any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. To the extent a convertible note is converted during the period, we include its dilution using the treasury stock method until the date of conversion, after which we include the shares issued upon conversion. We believe the use of the treasury stock method is an appropriate representation of the potential dilution when considering the economic behaviors of the holders of the instrument.

Distributable Net Investment Income
We have a portfolio of investments in climate solutions that we finance using a combination of debt and equity. We calculate distributable net investment income as shown in the table below by adjusting GAAP-based net investment income for the equity method earnings adjustments which are applicable to distributable net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies. Also refer to discussion above related to Distributable Earnings.
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Interest income	$106,889	$95,559	$76,200
Rental income	25,905	25,878	25,884
GAAP-based investment revenue	$132,794	$121,437	$102,084
Interest expense	121,705	92,182	64,241
GAAP-based net investment income	$11,089	$29,255	$37,843
Equity method earnings adjustment	103,707	55,305	41,437
Loss (gain) on debt modification or extinguishment	16,083	—	—
Amortization of real estate intangibles	3,089	3,089	3,082
Distributable net investment income	$133,968	$87,649	$82,362
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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
	(dollars in millions)
Equity method investments	$1,760	$1,280
Commercial receivables, net of allowance	1,299	965
Government receivables	125	248
Receivables held-for-sale	22	—
Real estate	356	359
Investments	18	55
GAAP-based Portfolio	3,580	2,907
Assets held in securitization trusts	5,199	4,308
Managed assets	$8,779	$7,215
Other Measures and Metrics
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
Our Portfolio totaled approximately $3.6 billion as of December 31, 2021. Unlevered portfolio yield was 7.5% as of December 31, 2021 and 7.6% as of December 31, 2020. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-K for additional discussion of the characteristics of our Portfolio as of December 31, 2021.
Environmental Metrics
As discussed in Item 1. Business, as part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated in 2021 will reduce annual carbon emissions by approximately 0.8 million metric tons, equating to a CarbonCount of 0.50.
In assessing our performance and results of operations, we also consider the impact of our operations on the environment. We utilize the carbon emissions categorizations established by the World Resources Institute Greenhouse Gas Protocol Corporate Standards (“Standards”) to set goals and calculate our estimated emissions. The categorizations are as follows:
•Scope 1 GHG emissions - Direct emissions - Emissions from operations that are owned or controlled by the reporting company. Due to the nature of our operations, we do not have Scope 1 GHG emissions.
•Scope 2 GHG emissions - Indirect emissions - Emissions from the generation of purchased or acquired energy such as electricity, steam, heating or cooling, consumed by the reporting company. As we purchase power for our offices from renewable, zero-carbon energy sources, we do not have market-based Scope 2 emissions.
•Scope 3 GHG emissions - Indirect emissions - All other indirect emissions that occur in the value chain of the reporting company, including both upstream and downstream emissions. This includes the estimated emissions associated with employee commuting and business travel.
The table below illustrates our goals and performance for 2021 in metric tons (“MT”).

Category	Goal	Performance
Scope 1 GHG emissions	0 MT	0 MT
Scope 2 GHG emissions	0 MT	0 MT1
Scope 3 GHG emissions	0 MT2	< 300 MT2
(1)Performance stated is market-based.
(2)Our stated actual performance and goal for Scope 3 GHG emissions does not include the carbon emissions or the emissions reductions as a result of our investments. The first year estimated carbon emissions avoided as a result of our investments originated in 2021 are 809 thousand MT.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce and our progress in fostering a diverse and inclusive work environment. As of December 31, 2021, we employed 97 people full-time, 2 person part-time, and 9 people as independent contractors. The average tenure of our employees as of December 31, 2021, was approximately 4.3 years, and more than 36% of our employees had been employed by us for more than 4 years. For the year ended December 31, 2021, we had an employee turnover rate of 3%, including one retirement. There were no retirements or resignations related to ill health.
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
Metrics surrounding the diversity and inclusion of our workforce are shown below:
Percentage of various levels of the workforce who identify as male or female as of December 31, 2021

Workforce
37%
63%
Female-identifying
Male-identifying

Managerial roles

37%
63%
Female-identifying
Male-identifying

Leadership team
17%
83%
Female-identifying
Male-identifying

Board of directors

33%
67%
Female-identifying
Male-identifying

Percentage of various levels of the workforce who identify as racial- or ethnic-minorities as of December 31, 2021

Workforce

16%
3%
7%
3%
71%
White
Black or African American
Hispanic or Latino
Asian
Two or More Races

Managerial roles
19%
3%
3%
75%
White
Black or African American
Hispanic or Latino
Asian

Board of directors

11%
89%
White
Black or African American

Demographic data of promoted employees during the year ended December 31, 2021

Gender of 2021 Promotees
32%
68%
Female-identifying
Male-identifying

2021 Promotees by Ethic or Racial Self-identification

11%
11%
78%
White
Black or African-American
Hispanic or Latino

Of both our workforce and our managerial roles, 3% represent as LGBTQ. In addition to diversity of gender and ethnic background, we also value diversity of thought, with 58% of our leadership team and 67% of our Board possessing degrees outside the fields of business or economics, including in science and engineering, liberal and fine arts, and law.

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
We have adequate liquidity as of December 31, 2021, with unrestricted cash balances of $226 million, an unsecured revolving credit facility with an unused capacity of $350 million, and $25 million of available capacity in our secured revolving credit facilities. In 2021 we established our $100 million CarbonCount Green Commercial Paper Notes Program, offering us another potential short-term liquidity source, of which $50 million is available as of December 31, 2021. During 2021, we entered into a $400 million unsecured revolving credit facility which was upsized to $600 million in February 2022, we issued $201 million in equity, and issued $1 billion in senior unsecured notes, with $500 million of the proceeds of such issuance being used to redeem our 2024 senior unsecured notes. As of December 31, 2021, we had $440 million of non-recourse borrowings. We have $1.8 billion of senior unsecured notes and $152 million of convertible notes outstanding. $142 million of our 2022 senior convertible notes were converted into equity in 2021, representing a non-cash settlement of those notes.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of December 31, 2021, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.2 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we will have future cash needs related to the maturity of the non-amortizing balances of our

Senior Unsecured Notes and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Senior Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Senior Convertible Notes, those obligations may be settled prior to maturity with the issuance of shares or a restructuring of the debt or at maturity with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-K.
The maturity profile of these obligations (excluding non-recourse debt) are shown below:

Cash Maturities of Outstanding Debt
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2022
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Credit Facilities (1)
Green Commercial Paper Notes

(1)     Our unsecured senior credit facility was amended in 2022 to have a maturity in 2025.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, recourse or non-recourse debt, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of December 31, 2021, which is below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 96% as of December 31, 2021, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage as of December 31, 2021 and 2020 is shown in the chart below:

	December 31, 2021	% of Total	December 31, 2020	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$101	4%	$23	1%
Fixed-rate debt	2,392	96%	2,166	99%
Total debt (1)	$2,493	100%	$2,189	100%
Equity	$1,567		$1,210
Leverage	1.6 to 1		1.8 to 1
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
Sources and Uses of Cash
We had approximately $251 million and $310 million in unrestricted cash, cash equivalents, and restricted cash as of December 31, 2021 and 2020, respectively.
Cash Flows Relating to Operating Activities
Net cash provided by operating activities was approximately $13 million for the year ended December 31, 2021, driven primarily by net income of $127 million, less adjustments for non-cash and other items of $114 million. The non-cash and other adjustments consisted of decreases of $94 million related to equity method investments, $48 million related to non-cash gain on securitization, $22 million related to changes in receivables held for sale, and $7 million in accrued interest and other. These were partially offset by increases of $17 million for equity based compensation, $14 million of non-cash loss on debt extinguishment, $11 million of changes in accounts payable and accrued expenses, $11 million in amortization of financing costs, and $4 million of depreciation and amortization.
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
Cash Flows Relating to Investing Activities
Net cash used in investing activities was approximately $703 million for the year ended December 31, 2021. We made equity method investments of $402 million, investments in receivables and fixed rate debt securities of $558 million, and funded escrow accounts of $12 million. These were offset by collected payments of $149 million from receivables and fixed rate debt securities and the receipt of $91 million from the sale of financial assets. We also collected $21 million from equity method investments in excess of income recognized to date under GAAP, withdrew $2 million from escrow accounts, and had other cash inflows of $6 million.
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
Cash Flows Relating to Financing Activities
Net cash provided by financing activities was approximately $631 million for the year ended December 31, 2021. We received proceeds from the issuance of senior unsecured debt of $1 billion, net proceeds from common stock issuances of $201 million, and proceeds from credit facilities and commercial paper notes of $150 million. These were partially offset by the redemption of senior unsecured notes of $514 million, principal payments on credit facilities of $22 million, principal payments on non-recourse debt of $38 million, payments of $14 million for withholding requirements as a result of the vesting of employee shares, payment of debt issuance costs of $18 million and payments of dividends, distributions, and other financing activities of $114 million.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $210 million as of December 31, 2021, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our audited financial statements in this Form 10-K, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K.
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
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in this Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.
Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our assets, our operating expenses and any other expenditures. In the event that our board of directors determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent, that in respect of any calendar year, cash available for distribution is less than our taxable income, or our declared distribution we could be required to sell assets, borrow funds or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRS.
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
The dividends declared in 2021 and 2020 are described in Note 11 to our audited financial statements in this Form 10-K.
Book Value Considerations
As of December 31, 2021, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of December 31, 2021, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our commercial and government receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.

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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain access to attractive financing. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects.We have invested in mezzanine loans and, as a result, we are exposed to additional credit risk. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.
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

We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.
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
Our revolving credit facilities are variable rate lines of credit with approximately $100 million outstanding as of December 31, 2021. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in LIBOR would increase the quarterly interest expense related to the $101 million in variable rate borrowings by $126 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our audited financial statements in this Form 10-K.
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
Commodity Price Risk
When we make equity or debt investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis as opposed to BTM projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user.
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis. The cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas price volatility continues or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. In the case of utility scale solar projects, we focus on owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted.
We believe that low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, but may reduce the demand for other projects such as renewable energy that may be a substitute for natural gas. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.

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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have either written off or specifically identified only two transactions, amounting to approximately $19 million (net of recoveries) on the approximately $8 billion of debt and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the Portfolio. We further discuss our strategy to managing these risks in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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
As discussed in Note 2 to the consolidated financial statements, the Company makes equity investments in renewable energy and energy efficiency projects that are accounted for under the equity method of accounting. During the year ended December 31, 2021, the Company made new equity investments in renewable energy and energy efficiency projects amounting to $401.9 million and held $1.8 billion of equity investments in renewable energy and energy efficiency projects as of December 31, 2021. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is critical to its determination that it is not the primary beneficiary of the investee. Also, as described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments, which is done one quarter in arrears to allow for receipt of financial information from its investees.

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

How We Addressed the Matter in our Audit
We tested controls that address the risks of material misstatement relating to: i) the determination of whether the Company has the power to direct the significant activities of the investees and ii) the recognition of its share of investees’ profits and losses through use of the HLBV method based on financial information reported to the Company from its investees. For example, we tested controls over management’s review of the variable interest model and determination of whether the Company has power. We also tested controls over management’s review of the HLBV method, including the application of the liquidation provisions and the financial information reported from their investees.

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

We tested the Company’s application of the HLBV method for a sample of both new and existing investments. Our audit procedures included, among others, involving tax professionals to assist in evaluating the Company’s application of the liquidation provisions within the LLC Agreements. Specifically, we assessed the Company’s HLBV calculations by agreeing provisions of the calculations, such as the application of stated preferred returns and allocation of tax attributes, to the terms of the LLC Agreements for each of these investments. We also performed additional procedures on the Company’s HLBV calculations that included, but were not limited to, recalculating the stated preferred returns, recalculating allocations of tax attributes, comparing inputs included within the calculations to the information reported to the Company by its investee, and recalculating the Company’s share of profits and losses of the investee.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1983.

Tysons, Virginia

February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia

February 22, 2022

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$226,204	$286,250
Equity method investments	1,759,651	1,279,651
Commercial receivables, net of allowance of $36 million and $36 million, respectively	1,298,529	965,452
Government receivables	125,409	248,455
Receivables held-for-sale	22,214	—
Real estate	356,088	359,176
Investments	17,697	55,377
Securitization assets	210,354	164,342
Other assets	132,165	100,364
Total Assets	$4,148,311	$3,459,067
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$88,866	$59,944
Credit facilities	100,473	22,591
Commercial paper notes	50,094	—
Non-recourse debt (secured by assets of $573 million and $723 million, respectively)	429,869	592,547
Senior unsecured notes	1,762,763	1,283,335
Convertible notes	149,731	290,501
Total Liabilities	2,581,796	2,248,918
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 85,326,781 and 76,457,415 shares issued and outstanding, respectively	853	765
Additional paid in capital	1,727,667	1,394,009
Accumulated deficit	(193,706)	(204,112)
Accumulated other comprehensive income (loss)	9,904	12,634
Non-controlling interest	21,797	6,853
Total Stockholders’ Equity	1,566,515	1,210,149
Total Liabilities and Stockholders’ Equity	$4,148,311	$3,459,067

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2021	2020	2019
Revenue
Interest income	$106,889	$95,559	$76,200
Rental income	25,905	25,878	25,884
Gain on sale of receivables and investments	68,333	49,887	24,423
Fee income	12,039	15,583	15,074
Total revenue	213,166	186,907	141,581
Expenses
Interest expense	121,705	92,182	64,241
Provision for loss on receivables	496	10,096	8,027
Compensation and benefits	52,975	37,766	28,777
General and administrative	19,907	14,846	14,693
Total expenses	195,083	154,890	115,738
Income before equity method investments	18,083	32,017	25,843
Income (loss) from equity method investments	126,421	47,963	64,174
Income (loss) before income taxes	144,504	79,980	90,017
Income tax benefit (expense)	(17,158)	2,779	(8,097)
Net income (loss)	127,346	82,759	81,920
Net income (loss) attributable to non-controlling interest holders	767	343	356
Net income (loss) attributable to controlling stockholders	$126,579	$82,416	$81,564
Basic earnings (loss) per common share	$1.57	$1.13	$1.25
Diluted earnings (loss) per common share	$1.51	$1.10	$1.24
Weighted average common shares outstanding—basic	79,992,922	72,387,581	63,916,440
Weighted average common shares outstanding—diluted	87,671,641	74,373,169	64,771,491

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$127,346	$82,759	$81,920
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $0.4 million, $(1.1) million and $(0.6) million in 2021, 2020, and 2019 respectively	(5,434)	12,437	11,249
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $(0.8) million, $1.0 million, and $1.8 million in 2021, 2020, and 2019 respectively	2,687	(3,063)	(6,243)
Comprehensive income (loss)	124,599	92,133	86,926
Less: Comprehensive income (loss) attributable to non-controlling interest holders	751	383	378
Comprehensive income (loss) attributable to controlling stockholders	$123,848	$91,750	$86,548

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2018	60,510	$605	$965,384	$(163,205)	$(1,684)	$3,423	$804,523
Net income (loss)	—	—	—	81,564	—	356	81,920
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,200	49	11,249
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(6,216)	(27)	(6,243)
Issued shares of common stock	5,399	54	138,347	—	—	—	138,401
Equity-based compensation	—	—	12,355	—	—	55	12,410
Issuance (repurchase) of vested equity-based compensation shares	425	4	(9,173)	—	—	—	(9,169)
Other	4	—	(61)	—	—	(43)	(104)
Tax basis difference on contributed asset	—	—	(4,549)	—	—	—	(4,549)
Dividends and distributions	—	—	—	(88,145)	—	(381)	(88,526)
Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	82,416	—	343	82,759
Adoption of ASU 2016-13, net of tax effect	—	—	—	(14,031)	—	(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,380	57	12,437
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(3,046)	(17)	(3,063)
Issued shares of common stock	9,523	96	298,375	—	—	—	298,471
Equity-based compensation	—	—	9,711	—	—	4,812	14,523
Issuance (repurchase) of vested equity-based compensation shares	537	6	(17,293)	—	—	—	(17,287)
Other	59	—	913	—	—	(859)	54
Dividends and distributions	—	—	—	(102,711)	—	(841)	(103,552)
Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	126,579	—	767	127,346
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(5,401)	(33)	(5,434)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	2,671	16	2,687
Issued shares of common stock	3,326	33	200,808	—	—	—	200,841
Equity-based compensation	—	—	6,039	—	—	15,471	21,510
Issuance (repurchase) of vested equity-based compensation shares	324	3	(14,020)	—	—	—	(14,017)
Conversion of convertible notes	5,220	52	140,831	—	—	—	140,883
Dividends and distributions	—	—	—	(116,173)	—	(1,277)	(117,450)
Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$127,346	$82,759	$81,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables	496	10,096	8,027
Depreciation and amortization	3,801	3,580	3,593
Amortization of financing costs	11,316	7,789	6,435
Equity-based compensation	17,047	16,791	14,160
Equity method investments	(94,773)	13,099	(34,392)
Non-cash gain on securitization	(48,332)	(55,413)	(56,717)
Gain (loss) on sale of receivables and investments	(720)	13,811	13,241
Changes in receivables held-for-sale	(22,035)	—	—
Loss on debt extinguishment	14,584	—	—
Changes in accounts payable and accrued expenses	11,313	8,023	5,184
Change in accrued interest on receivables and investments	(859)	(24,282)	(17,721)
Other	(5,875)	(2,971)	5,759
Net cash provided by operating activities	13,309	73,282	29,489
Cash flows from investing activities
Equity method investments	(401,856)	(885,862)	(152,096)
Equity method investment distributions received	21,777	98,571	71,183
Proceeds from sales of equity method investments	300	—	81,297
Purchases of and investments in receivables	(553,366)	(256,323)	(497,866)
Principal collections from receivables	148,769	132,958	57,670
Proceeds from sales of receivables	75,582	59,398	134,932
Purchases of investments	(4,830)	(40,185)	(45,830)
Principal collections from investments	414	2,424	6,626
Proceeds from sales of investments and securitization assets	15,197	68,520	139,230
Funding of escrow accounts	(12,069)	(23,178)	(28,953)
Withdrawal from escrow accounts	1,756	8,094	30,707
Other	4,924	3,931	1,959
Net cash provided by (used in) investing activities	(703,402)	(831,652)	(201,141)

	Years Ended December 31,
	2021	2020	2019

Cash flows from financing activities
Proceeds from credit facilities	100,000	126,000	101,500
Principal payments on credit facilities	(22,441)	(134,594)	(328,465)
Proceeds from issuance of commercial paper notes	50,000	—	—
Proceeds from issuance of non-recourse debt	—	15,938	130,988
Principal payments on non-recourse debt	(37,974)	(125,969)	(206,705)
Proceeds from issuance of senior unsecured notes	1,000,000	771,250	507,313
Redemption of senior unsecured notes	(500,000)	—	—
Proceeds from issuance of convertible notes	—	143,750	—
Payments on deferred funding obligations	—	—	(18,791)
Net proceeds of common stock issuances	200,641	298,070	138,383
Payments of dividends and distributions	(113,510)	(99,867)	(86,406)
Withholdings on employee share vesting	(14,018)	(17,287)	(9,168)
Redemption premium paid	(14,101)	—	—
Payment of debt issuance costs	(17,750)	—	—
Other	(12)	(15,176)	(9,764)
Net cash provided by (used in) financing activities	630,835	962,115	218,885
Increase (decrease) in cash, cash equivalents, and restricted cash	(59,258)	203,745	47,233
Cash, cash equivalents, and restricted cash at beginning of period	310,331	106,586	59,353
Cash, cash equivalents, and restricted cash at end of period	$251,073	$310,331	$106,586
Interest paid	$108,267	$75,934	$48,056
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$56,432	$56,697	$61,001
Right-of-use asset obtained in exchange for lease liability	4,628	—	—
Issuance of common stock from conversion of convertible notes	141,810	—	—
Deconsolidation of non-recourse debt and other liabilities	126,139	—	59,532
Deconsolidation of assets pledged for non-recourse debt	130,513	—	116,829
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021
1. The Company
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
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions, and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio may include:
•equity investments in either preferred or common structures in unconsolidated entities which own renewable energy or energy efficiency projects;
•commercial and government receivables, such as loans for renewable energy and energy efficiency projects;
•real estate, such as land or other assets leased for use by climate solutions projects typically under long-term leases; and
•investments in debt securities of renewable energy or energy efficiency projects.
We finance our business through cash on hand, borrowings through short-term commercial paper issuances and revolving credit facilities, issuances of unsecured debt, asset-backed securitization transactions and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We have qualified as a real estate investment trust (“REIT”) and also intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”), as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
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
Following the guidance for non-controlling interests in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810:), references in this report to our earnings per share and our net income and stockholders’ equity attributable to common stockholders do not include amounts attributable to non-controlling interests.
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
Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantees of certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and are not consolidated as we exert significant influence rather than control through our ownership of voting interests, and accordingly we account for them as equity method investments described below.
Equity Method Investments
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income, and tax attributes according to a negotiated schedule which typically does not correspond with our ownership percentages. Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss to these investments is limited to the amount of our equity investment, as well as other investments we may have in the same investee.
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

Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables may include the ability to defer required interest payments in exchange for increasing the receivable balance at the borrower’s option. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible.
We evaluate our receivables for an allowance as determined under ASC Topic 326 Financial Instruments- Credit Losses (“Topic 326”) and for our internally derived asset performance categories included in Note 6 to our financial statements on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326, which we adopted in the year ended December 31, 2020. We use a variety of methods in developing our allowance including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, including a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
Real Estate
Real estate consists of land or other real property and its related lease intangibles, net of any amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for similarly to our commercial receivables as described above in Government and Commercial Receivables.

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
Our other retained interest in securitized assets, the residual assets, are accounted for similar to available-for-sale debt securities and carried at fair value. Income related to the residual assets is recognized using the effective interest rate method and included in fee income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
Cash and Cash Equivalents
Cash and cash equivalents include short-term government securities, certificates of deposit and money market funds, all of which had an original maturity of three months or less at the date of purchase. These securities are carried at their purchase price, which approximates fair value.
Restricted Cash
Restricted cash includes cash and cash equivalents set aside with certain lenders primarily to support obligations outstanding as of the balance sheet dates. Restricted cash is reported as part of other assets in our consolidated balance sheets. Refer to Note 3 to our financial statements in this Form 10-K for disclosure of the balances of restricted cash included in other assets.
Convertible Notes
We have issued convertible senior notes that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible debt instruments are generally required to separately account for the conversion option of the convertible debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since this conversion option is both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion option. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted, the carrying value of each convertible note is reclassified into stockholders’ equity.

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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants under the 2013 Plan, if applicable (“participating securities” as defined in Note 12 to our financial statements in this Form 10-K). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants under the 2013 Plan, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and convertible notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The convertible notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period.
Segment Reporting
We make equity and debt investments in the climate solutions markets. We manage our business as a single portfolio and report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
There were no accounting standards that became effective in the year ended December 31, 2021 that had a material effect on our consolidated financial statements and related disclosures. Accounting standards updates issued before February 22, 2022 and effective after December 31, 2021, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2021 and December 31, 2020, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of December 31, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,433	$1,299	Level 3
Government receivables	137	125	Level 3
Receivables held-for-sale	32	22	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	210	210	Level 3
Liabilities (3)
Credit facilities	$100	$100	Level 3
Commercial paper notes	50	50	Level 3
Non-recourse debt	476	440	Level 3
Senior unsecured notes	1,823	1,784	Level 2
Convertible notes	186	152	Level 2
(1)The amortized cost of our investments as of December 31, 2021, was $17 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization assets as of December 31, 2021, was $194 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2020
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,018	$965	Level 3
Government receivables	282	248	Level 3
Investments (1)	55	55	Level 3
Securitization residual assets (2)	159	159	Level 3
Liabilities (3)
Credit facilities	$23	$23	Level 3
Non-recourse debt	678	605	Level 3
Senior unsecured notes	1,362	1,299	Level 2
Convertible notes	552	296	Level 2
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

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2021	2020
	(in millions)
Balance, beginning of period	$55	$75
Purchases of investments	5	40
Principal payments on investments	—	(3)
Sale of investments	(38)	(67)
Realized gains on investments recorded in gain on sale of receivables and investments	—	6
Unrealized gains (losses) on investments recorded in OCI	(4)	4
Balance, end of period	$18	$55

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
December 31, 2021	$7	$—	$0.1	$—
December 31, 2020	—	6	—	0.3
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of December 31, 2021 and 2020. The weighted average discount rates used to determine the fair value of our investments as of December 31, 2021 and 2020 were 3.6% and 3.2%, respectively.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2021	2020
	(in millions)
Balance, beginning of period	$159	$122
Accretion of securitization residual assets	9	6
Additions to securitization residual assets	61	54
Collections of securitization residual assets	(17)	(11)
Sales of securitization residual assets	—	(21)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(2)	9
Balance, end of period	$210	$159
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of December 31, 2021 and 2020. The weighted average discount rate used to determine the fair value of our securitization residual assets as of December 31, 2021 and 2020 was 4.3% and 3.8%, respectively.

Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value. See Note 6 for a discussion of a fair value measurement recorded during the year ended December 31, 2021 related to an equity method investment.
Concentration of Credit Risk
Commercial and government receivables, real estate leases, and debt investments consist primarily of receivables from various projects, U.S. federal government-backed receivables, and investment grade state and local government receivables and do not, in our view, represent a significant concentration of credit risk. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2021	2020
	(in millions)
Cash deposits	$226	$286
Restricted cash deposits (included in other assets)	25	24
Total cash deposits	$251	$310
Amount of cash deposits in excess of amounts federally insured	$249	$309
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the year ended December 31, 2021. Non-controlling interest holders exchanged 57,400 OP units for the same number of shares of our common stock during the year ended December 31, 2020.
We have also granted to members of our leadership team and directors LTIP Units pursuant to the 2013 Plan. The LTIP Units issued to employees are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the “OP Agreement”) provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our financial statements in this Form 10-K.
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2021	2020	2019
	(in millions)
Gains on securitizations	$68	$50	$24
Cost of financial assets securitized	810	292	853
Proceeds from securitizations	878	342	877
Residual and servicing assets	210	164	124
Cash received from residual and servicing assets	18	12	7
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.20% of the outstanding balance. We may periodically make servicer advances, that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 2% to 8%.
As of December 31, 2021 and December 31, 2020, our managed assets totaled $8.8 billion and $7.2 billion, respectively, of which $5.2 billion and $4.3 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the years ended December 31, 2021, 2020, or 2019. As of December 31, 2021, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows for $104 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6. Our Portfolio
As of December 31, 2021, our Portfolio included approximately $3.6 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2021, which is assessed quarterly:

	Portfolio Performance
	Government	Commercial
	1 (1)	1 (1)	2 (2)	3 (3)	Total
Receivable vintage	(dollars in millions)
2021	$—	$295	$—	$—	$295
2020	—	200	—	—	200
2019	—	454	2	—	456
2018	—	263	—	—	263
2017	31	1	9	—	41
Prior to 2017	94	103	—	8	205
Total receivables held-for-investment	125	1,316	11	8	1,460
Less: Allowance for loss on receivables	—	(25)	(3)	(8)	(36)
Net receivables held-for-investment (4)	125	1,291	8	—	1,424
Receivables held-for-sale	—	22	—	—	22
Investments	11	7	—	—	18
Real estate	—	356	—	—	356
Equity method investments (5)	—	1,726	34	—	1,760
Total	$136	$3,402	$42	$—	$3,580
Percent of Portfolio	4%	95%	1%	—%	100%
Average remaining balance (6)	$6	$13	$11	$4	$12
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of December 31, 2021 which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets. This category previously contained an equity method investment in a wind project with no book value due to our allocation of impairment losses recorded by the project sponsor. We sold this equity method investment in the third quarter for nominal proceeds.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 174 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $84 million.
Receivables
As of December 31, 2021 our allowance for loan losses was $36 million based on our expectation for credit losses over the lives of the receivables in our Portfolio. During 2021, our reserve was unchanged, as additional allowances associated with loans and loan commitments were offset by the release of certain loan-specific reserves.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment,” as defined by Topic 326, as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$1,335	$184	$36	$1,002	$282	$36
Government (2)	125	—	—	248	—	—
Total	$1,460	$184	$36	$1,250	$282	$36

(1)As of December 31, 2021, this category of assets include $776 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $684 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $108 million. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $11 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $25 million allowance on these $1.3 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of December 31, 2021, our government receivables include $28 million of U.S. federal government transactions and $97 million of transactions where the ultimate obligors are state or local governments.
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

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the year ended December 31, 2021:

	Commercial	Government
	(in millions)
Beginning balance - January 1, 2020 (1)	$26	$—
Provision for loss on receivables	10	—
Ending balance - December 31, 2020	36	—
Provision for loss on receivables	—	—
Ending balance - December 31, 2021	$36	$—

(1)Balance as of the adoption of Topic 326, which includes the pre-tax allowance for loss on receivables of $17 million recorded upon adoption which reflects our estimated loss as of that date under the new standard as well as the $8 million of receivables which were previously on non-accrual status and fully reserved.

Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,460	$49	$49	$538	$824
Weighted average yield by period	8.1%	7.4%	5.8%	8.2%	8.2%

Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of December 31, 2021:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$18	$—	$—	$—	$18
Weighted average yield by period	4.1%	—%	—%	—%	4.1%
We had no investments that were impaired or on non-accrual status as of December 31, 2021 or 2020, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(17)	(14)
Real estate	$356	$359
As of December 31, 2021, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2022	$3	$22
2023	3	24
2024	3	24
2025	3	24
2026	3	24
Thereafter	72	723
Total	$87	$841
Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of December 31, 2021, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings, LLC	$540
December 2020	Lighthouse Partnerships (1)	390
March 2020	University of Iowa Energy Collaborative Holdings LLC	123
Various	Other investees	707
	Total equity method investments	$1,760
(1)Represents the total of three equity investments in a portfolio of a renewable energy projects discussed below.
Jupiter Equity Holdings, LLC
We have a preferred equity interest in Jupiter Equity Holdings, LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. We have made capital contributions to Jupiter of approximately $540 million related to these projects. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. In 2021, we modified this structure to include an additional project in the renewables portfolio and to be held through the four partnerships (“Lighthouse Partnerships”), bringing our total expected investment to $870 million. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $388 million through December 31, 2021, and additional investments are expected to be made in 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 15 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers. In 2021, we made approximately $15 million in equity contributions and made $10 million in member loans to one of the Lighthouse Partnerships for the settlement of hedging activity under one of the project’s power hedge agreements as a result of the February 2021 winter storms in Texas.
Each of the Lighthouse Partnerships are or will be governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact each of the Lighthouse Partnerships, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two Company representatives and two sponsor representatives. Through each Lighthouse Partnership, commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of the Renewables Portfolio are achieved. Subject to customary exceptions, no member of a Lighthouse Partnership can transfer any of its equity ownership in any Lighthouse Partnership to a third party without approval of the review committee of that Lighthouse Partnership. We use the equity method of accounting to account for our preferred equity interest in each Lighthouse Partnership, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Other Equity method investments

In 2021 we restructured an equity method investment with a GAAP carrying value of $24 million to convert it to a $17 million loan. The GAAP carrying value of this investment included amounts related to non-cash HLBV income that in normal course would have reversed over time. Upon restructuring, we accelerated the reversal of $7 million of previously recorded non-cash HLBV income included in the carrying value of this investment through income from equity method investments on our income statement. Also in 2021, we had a working capital loan with an outstanding principal balance of $18 million to one of our equity method investments which we exchanged for an additional equity investment in that investee.
7. Credit facilities and commercial paper notes
Secured credit facilities
We have two secured revolving credit facilities (our “Secured Credit Facilities”), a representation-based loan agreement (the “Rep-Based Facility”) and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility, which we modified in March 2021 to have a maximum outstanding principal amount of $100 million, lowered from a previous amount of $250 million. This modification resulted in a $1.5 million loss due to the acceleration of a portion of the related unamortized financing costs that was recognized in interest expense in 2021. The Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of December 31, 2021:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$50
Value of collateral pledged to credit facility	24	90
Available capacity based on pledged assets	11	14
Weighted average short-term borrowing rate	N/A	2.1%
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
The amount eligible to be drawn under the Secured Credit Facilities is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Secured Credit Facilities determines the borrowing capacity, subject to the overall facility limits described above. Under the Rep-Based Facility, the applicable valuation percentage is 85% in the case of a land-lease obligor or a U.S. Federal Government obligor, 80% in the case of an institutional obligor or state and local obligor, and with respect to other obligors or in certain circumstances, such other percentage as the administrative agent may prescribe. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe. The Approval-Based Facility previously had an outstanding draw with a fixed amortization schedule that was prepaid in 2021.
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

The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of December 31, 2021.
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
Unsecured revolving credit facilities
In April 2021, we entered into a $400 million 364-day unsecured revolving credit facility (“Existing Revolving Credit Facility”) pursuant to a revolving credit agreement with a syndicate of lenders, replacing our then-existing $50 million unsecured revolving credit facility entered into in February 2021. As of December 31, 2021, the outstanding balance on the Existing Revolving Credit Facility was $50 million, and it beared interest at a rate of 2.35%. As of December 31, 2021, we had less than $1 million of remaining unamortized financing costs associated with the Existing Revolving Credit Facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Existing Revolving Credit Facility. In February 2022, the Existing Revolving Credit Facility was replaced with a $600 million unsecured revolving credit facility (“New Revolving Credit Facility”), which matures in February 2025.
The Existing Revolving Credit Facility bears interest at a rate of the LIBOR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of the inception of the unsecured revolving credit facility, the applicable margins are 2.25% for LIBOR-based loans and 1.25% for prime rate-based loans. The New Revolving Credit facility bears interest at a rate of SOFR plus applicable margins, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance. The initial applicable margins are 1.875% for Term SOFR Rate-based loans and 0.875% for prime rate-based loans. Both unsecured revolving credit facilities have commitment fee based on our current credit rating. Both unsecured revolving credit facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. Both unsecured revolving credit facilities also include customary events of default and remedies. At our option, upon maturity of the New Revolving Credit Facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
In September 2021, we entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in December 2022. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. The proceeds of our commercial paper notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. In December 2021, we issued $50 million in green commercial paper notes which mature in March 2022, bearing a total borrowing rate of 1.26%.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of December 31, 2021, we have approximately $1 million of remaining unamortized financing costs associated with the commercial paper program and associated letter of credit that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the commercial paper program. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2021	2020				2021	2020
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$77	$81	4.28%	October 2034	$—	$133	$134	Receivables, real estate and real estate intangibles
HASI Sustainable Yield Bond 2015-1B Note (1)	—	13	5.41%	October 2034	—	—	134	Class B Bond of HASI Sustainable Yield Bond 2015-1
HASI SYB Trust 2016-2	62	67	4.35%	April 2037	—	65	71	Receivables
HASI ECON 101 Trust (2)	—	126	3.57%	May 2041	—	—	133	Receivables and investments
HASI SYB Trust 2017-1	146	150	3.86%	March 2042	—	203	205	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-1	93	95	3.68%	January 2047	—	107	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (3)	62	73	3.15% - 7.45%	2022 to 2032	18	65	73	Receivables
Unamortized financing costs	(10)	(12)
Non-recourse debt (4)	$430	$593
(1)The Company repurchased this note in 2021.
(2)In 2021, contractual terms were modified resulting in the deconsolidation of both this debt and the related pledged assets. We recognized a loss of approximately $3 million, which is included in gain on sale of receivables and investments in our income statement.
(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $573 million and $723 million as of December 31, 2021 and December 31, 2020, respectively. In addition, $24 million and $23 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of December 31, 2021 and December 31, 2020, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of December 31, 2021 and 2020.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of December 31, 2021, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2022	$25
2023	26
2024	30
2025	26
2026	25
Thereafter	308
Total minimum maturities	440
Unamortized financing costs	(10)
Total non-recourse debt	$430
The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from our investments in climate solutions projects serving as collateral for certain of our non-recourse debt facilities, these additional cash flows may be required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings. To the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls.
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”), including $1 billion of senior notes due 2026 (“2026 Notes”) issued in June 2021. Proceeds from the 2026 Notes were used to redeem the 2024 Notes as described below. The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of December 31, 2021 and 2020. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. The proceeds of our Senior Unsecured Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

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
(2)Prior to this date, we may redeem, at our option, some or all of the 2025 Notes or 2026 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2025 Notes or 2026 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2025 or 2026 Notes in whole or in part at redemption prices defined in the indenture governing the 2025 Notes or 2026 Notes, plus accrued and unpaid interest though the redemption date.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	As of and for the year ended December 31,
	2021	2020
	(in millions)
Principal	$1,775	$1,275
Accrued interest	12	22
Unamortized premium (discount)	(3)	2
Less: Unamortized financing costs	(21)	(16)
Carrying value of Senior Unsecured Notes	$1,763	$1,283
Interest expense	$72	$49
Convertible Senior Notes
We have outstanding $152 million aggregate principal amount of convertible senior notes (“Convertible Senior Notes”), including $144 million of principal amount convertible senior notes due August 15, 2023 issued in August 2020 at a stated interest rate of 0%. Holders may convert any of their convertible notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Senior Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of December 31, 2021:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$8	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8366	$27.15	0.3	$0.33
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.6931	$48.33	3.0	$0.34
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)During the year ended December 31, 2021, $142 million in principal amount of 2022 Convertible Senior Notes were converted into 5.2 million shares of common stock.
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

The following table presents a summary of the components of our Senior Convertible Notes:

	As of and for the year ended December 31,
	2021	2020
	(in millions)
Principal	$152	$294
Accrued interest	—	2
Less:
Unamortized financing costs	(2)	(5)
Carrying value of Convertible Senior Notes	$150	$291
Interest expense	$6	$8
9. Commitments and Contingencies
Leases
We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in 2011 and amended in 2013 and 2017. Lease payments under this lease commenced in 2012 and incremental payments related to the amendments commenced in 2014 and 2017. The lease expires in 2027. In 2021, we signed a lease for new office space which expires in 2033, and expect to begin subleasing the prior space in 2023. The leases provide for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis.
Rent expense was less than $1 million for each of the years ended December 31, 2021, 2020, and 2019, respectively. Future gross minimum lease payments are approximately $1 million per year during the remaining term of the leases.
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
We made a guarantee related to the financing of one of our joint venture entities that owns debt securities of energy efficiency projects. The entity entered into a financing arrangement where we had guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in December 2021, which was paid as scheduled. We have no performance obligations remaining under this guarantee as of December 31, 2021.
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of December 31, 2021, there have been no such actions resulting in claims against the Company.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of December 31, 2021, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10. Income Tax
We recorded an income tax benefit (expense) of approximately $(17) million for the year ended December 31, 2021, a $3 million tax benefit (expense) for the year ended December 31, 2020, and an $(8) million tax benefit (expense) for the year for the year ended 2019 related to the activities of our TRS. The federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. Below is a reconciliation between the federal statutory rates of our TRS entities and our effective tax rates for the years ended December 31:

	2021	2020	2019
Federal statutory income tax rate	21%	21%	21%
Changes in rate resulting from:
Share-based compensation	(4)%	(13)%	2%
Equity method investments	(2)%	(12)%	(2)%
Other	5%	(4)%	(1)%
Valuation allowance	—%	—%	(15)%
Effective tax rate	20%	(8)%	5%
Our deferred tax liability was $25 million and $8 million as of December 31, 2021 and 2020, respectively, related to the activities of our TRS. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2021	2020
	(in millions)
Net operating loss (NOL) carryforwards	$75	$63
Tax credit carryforwards	16	15
Share-based compensation	3	3
Other	13	9
Valuation allowance	—	—
Gross deferred tax assets	107	90
Receivables basis difference	$(15)	$(12)
Equity method investments	(117)	(86)
Gross deferred tax liabilities	(132)	(98)
Net deferred tax liabilities	$(25)	$(8)
We have unused NOLs of $306 million and tax credits of approximately $16 million. Approximately, $87 million of our NOLs will begin to expire in 2034. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $219 million were added in taxable years after 2018 which are not subject to expiration but are limited to 80% of taxable income. Our tax credits begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2018 through 2021 are open. As of December 2021 and 2020, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2021 and 2020, and no interest and penalties were recognized during the years ended December 31, 2021, 2020, or 2019.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2021 and 2020 are characterized as follows:

	2021	2020
Common distributions
Ordinary income	14%	—%
Return of capital	86%	100%
	100%	100%

11. Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2020 and 2021:

Announced Date	Record Date		Pay Date	Amount per share
2/20/2020	04/2/2020		04/10/2020	$0.34
6/5/2020	07/2/2020		07/9/2020	0.34
8/6/2020	10/2/2020		10/9/2020	0.34
11/5/2020	12/28/2020	(1)	01/8/2021	0.34
02/18/2021	04/5/2021		04/12/2021	0.35
05/4/2021	07/2/2021		07/9/2021	0.35
08/5/2021	10/1/2021		10/8/2021	0.35
11/4/2021	12/28/2021	(1)	01/11/2022	0.35
(1)These dividends are treated as distributions in the following year for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings, to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock in 2020 and 2021:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (1)	Net Proceeds (2)
		(amounts in millions, except per share amounts)
Q1 2020	ATM	4.500	$25.84	$115
Q2 2020	ATM	1.938	23.10	44
Q3 2020	ATM	0.875	33.81	29
Q4 2020	ATM	2.204	50.35	110
Q1 2021	ATM	1.639	63.55	103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
Q4 2021	ATM	0.830	59.82	49
(1)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

Equity-based Compensation Awards under our 2013 Plan
We have 6,762,265 awards authorized for issuance under our 2013 Plan. As of December 31, 2021, we have issued awards with service, performance and market conditions and have 2,615,214 awards remaining available for issuance. During the year ended December 31, 2021, our board of directors awarded employees and directors 434,159 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2022 to 2025. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	(in millions)
Equity-based compensation expense	$17	$17	$14
Fair value of awards vested on vesting date	44	39	19

The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $15 million as of December 31, 2021. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2019	750,242	$20.08	$15.1
Granted	194,077	32.93	6.4
Vested	(576,880)	19.50	(11.3)
Forfeited	(262)	28.59	—
Ending Balance—December 31, 2020	367,177	$27.77	$10.2
Granted	80,886	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(3,757)	51.43	(0.2)
Ending Balance—December 31, 2021	193,548	$38.66	$7.5
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2019	435,578	$20.12	$8.8
Granted	23,342	27.18	0.6
Incremental performance shares granted	216,932	18.99	4.1
Vested	(439,986)	19.04	(8.4)
Forfeited	(266)	25.90	—
Ending Balance—December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	(3,480)	39.92	(0.1)
Ending Balance—December 31, 2021	78,366	$35.32	$2.8
(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2019	201,310	$25.84	$5.2
Granted	165,346	18.56	3.1
Vested	(80,974)	25.87	(2.1)
Forfeited	—	—	—
Ending Balance—December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance—December 31, 2021	384,046	$43.15	$16.6
(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2019	180,500	$26.70	$4.8
Granted	132,204	12.25	1.6
Vested	—	—	—
Forfeited	—	—	—
Ending Balance—December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance—December 31, 2021	347,478	$31.61	$11.0
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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Year ended December 31,
Numerator:	2021	2020	2019
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$126.6	$82.4	$81.6
Less: Dividends and distributions to participating securities	(0.9)	(0.9)	(1.4)
Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$125.7	$81.5	$80.2
Add: Interest expense related to convertible notes under the if-converted method	6.3	0.4	—
Net income (loss) attributable to controlling stockholders—diluted	$132.0	$81.9	$80.2
Denominator:
Weighted-average number of common shares—basic	79,992,922	72,387,581	63,916,440
Weighted-average number of common shares—diluted	87,671,641	74,373,169	64,771,491
Basic earnings per common share	$1.57	$1.13	$1.25
Diluted earnings per common share	$1.51	$1.10	$1.24

Securities being allocated a portion of earnings:
Weighted-average number of OP units	485,013	309,465	279,135
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	577,594	652,859	951,552
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	577,594	652,859	951,552
Restricted stock units	78,366	235,600	435,578
LTIP Units with market-based vesting conditions	347,478	312,704	180,500
Potential shares of common stock related to convertible notes	3,274,300	8,487,800	5,510,499
13. Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. During the years ended December 31, 2021, 2020, and 2019 we recognized income (loss) of $126 million, $48 million, and $64 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate.

	Vivint Solar Asset 3 Borrower, LLC	Rosie Targetco, LLC	Other Investments (1)	Total
Balance Sheet	in millions
As of September 30, 2021
Current assets	$20	$13	$754	$787
Total assets	406	282	11,188	11,876
Current liabilities	16	5	741	762
Total liabilities	383	101	4,558	5,042
Members’ equity	23	181	6,630	6,834
As of December 31, 2020
Current assets	86	25	671	782
Total assets	303	299	9,637	10,239
Current liabilities	3	19	631	653
Total liabilities	139	118	3,845	4,102
Members’ equity	164	181	5,792	6,137
Income Statement
For the nine months ended September 30, 2021
Revenue	20	11	65	96
Income from continuing operations	3	(2)	(493)	(492)
Net income	3	(2)	(493)	(492)
For the year ended December 31, 2020
Revenue	2	1	367	370
Income from continuing operations	(2)	(5)	(232)	(239)
Net income	(2)	(5)	(232)	(239)
For the year ended December 31, 2019
Revenue	—	—	273	273
Income from continuing operations	—	—	(97)	(97)
Net income	—	—	(97)	(97)
(1)Represents aggregated financial statement information for investments not separately presented.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed less than $1 million under the plan for the years ended December 31, 2021, 2020, and 2019, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Balance at beginning of period	$35,757	$8,027	$—
Charged to provision (1)	496	27,730	8,027
Loan charge-offs	—	—	—
Balance at end of period	$36,253	$35,757	$8,027

(1)    Amounts in 2020 include $17 million related to the adoption of ASC 326, which we adopted as of January 1, 2020 .

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 84 of this annual report on Form 10-K.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2021.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Securities Authorized For Issuance Under Equity Compensation Plans
In 2013, we adopted the 2013 Plan to provide equity-based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2013 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, restricted stock units, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards up to an aggregate of 7.5% of the shares of common stock issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into shares of common stock).
As of December 31, 2021, we have approximately 1.4 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2021:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	2,615,214
Equity compensation plans not approved by stockholders	—
Total	2,615,214
(1)The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock and assuming performance-based LTIP units vest at 200%)) at the time of the award. As of December 31, 2021, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 10, 2021)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (No. 001-35877), filed on February 25, 2020)

4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.5
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.6
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.'s 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on August 21, 2020).

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

4.8
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021).

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.12
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.13
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.14
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.15
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.26 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.16
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.27 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.17
Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.28 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.18
Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.29 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.19
Credit Agreement, dated as of April 19, 2021, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 on the Registrant’s Form 8-K (No. 011-35877), filed on April 20, 2021)

10.20
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.21
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.22
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.23
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.24
Second Amended and Restated Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.25
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.26
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc T. Pangburn (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.27
At Market Issuance Sales Agreement, dated May 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.28
Amendment No. 1 to the At Martket Issuance Sales Agreement, dated February 26, 2021, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.29
Credit Agreement, dated as of February 7, 2022, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on February 11, 2022.

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

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 22, 2022	/s/ Jeffrey W. Eckel
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

Signatures		Title

By:	/s/ Jeffrey W. Eckel	Chairman of the Board, President	February 22, 2022
	Jeffrey W. Eckel	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey A. Lipson	Chief Financial Officer, Chief Operating	February 22, 2022
	Jeffrey A. Lipson	Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer, Treasurer and	February 22, 2022
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Clarence D. Armbrister		February 22, 2022
Clarence D. Armbrister

By:	/s/ Teresa M. Brenner		February 22, 2022
Teresa M. Brenner

By:	/s/ Michael T. Eckhart		February 22, 2022
Michael T. Eckhart

By:	/s/ Nancy C. Floyd		February 22, 2022
Nancy C. Floyd

By:	/s/ Simone F. Lagomarsino		February 22, 2022
Simone F. Lagomarsino

By:	/s/ Charles M. O’Neil		February 22, 2022
Charles M. O’Neil

By:	/s/ Richard J. Osborne	February 22, 2022
Richard J. Osborne

By:	/s/ Steven G. Osgood	February 22, 2022
Steven G. Osgood