Form 10-K/A
period 2021-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2022-03-31
CIK 1561894

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
On March 29, 2022, the registrant had a total of 86,755,344 shares of common stock, $0.01 par value, outstanding (which includes 195,660 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA	PCAOB ID:	42

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2022 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investments in Vivint Solar Asset 3 HoldCo Parent, LLC and subsidiaries and Rosie TargetCo, LLC and subsidiaries, which are not consolidated in our financial statements, were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2021, and that our equity method investment in SunStrong Capital Holdings, LLC and subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2020. Since the financial statements as of and for the year ended December 31, 2021, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2021. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 22, 2022, to include the following Exhibits:

•Exhibit 23.2 -- Consent of Ernst & Young LLP for the consolidated financial statements of Vivint Solar Asset 3 HoldCo Parent, LLC
•Exhibit 23.3 -- Consent of Ernst & Young LLP for the consolidated financial statements of Rosie TargetCo, LLC
•Exhibit 23.4 -- Consent of KPMG LLP for the consolidated financial statements of Rosie TargetCo, LLC
•Exhibit 23.5 -- Consent of KPMG LLP for the consolidated financial statements of SunStrong Capital Holdings, LLC
•Exhibit 99.1 -- Consolidated financial statements as of December 31, 2021 and 2020 and for the year ended December 31, 2021 and for the period from October 9, 2020 to December 31, 2020 of Vivint Solar Asset 3 HoldCo Parent, LLC LLC and subsidiaries
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended of Rosie TargetCo LLC and subsidiaries
•Exhibit 99.3 -- Consolidated financial statements as of December 31, 2020 and for the year then ended of Rosie TargetCo LLC and subsidiaries
•Exhibit 99.4 -- Consolidated financial statements as of December 31, 2021 and 2020 and for the three years ended December 31, 2021, of SunStrong Capital Holdings, LLC and subsidiaries

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including its exhibits, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
10.2
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.3
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.4
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.5
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.7
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.9
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.10
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.11
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.12
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.13
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.14
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.15
Loan Agreement (Rep-Based), dated as of December 13, 2018 by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.26 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.16
Loan Agreement (Approval-Based), data as of December 13, 2018, by and among certain subsidiaries of the Company, Bank of America, N.A., as administrative agent, and each lender from time to time party thereto (incorporated by reference to Exhibit 10.27 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.17
Limited Guaranty (Rep-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.28 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.18
Guaranty (Approval-Based), dated as of December 13, 2018, by the Company and Hannon Armstrong Capital, LLC (incorporated by reference to Exhibit 10.29 on the Registrant’s Form 10-K (No. 001-35877) for the year ended December 31, 2018, filed on February 22, 2019)

10.19
Credit Agreement, dated as of April 19, 2021, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 on the Registrant’s Form 8-K (No. 011-35877), filed on April 20, 2021)

10.20
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.21
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.22
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.23
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.24
Amended and Restated Employment Agreement, dated April 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey A. Lipson (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2020 (No. 001-35877), filed on May 11, 2020)

10.25
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.26
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc T. Pangburn (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.27
At Market Issuance Sales Agreement, dated May 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.28
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.29
Credit Agreement, dated as of February 7, 2022, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on February 11, 2022.

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)

23.2*	Consent of Ernst & Young LLP for Vivint Solar Asset 3 HoldCo Parent, LLC
23.3*	Consent of Ernst & Young LLP for Rosie TargetCo, LLC
23.4*	Consent of KPMG LLP for Rosie TargetCo, LLC
23.5*	Consent of KPMG LLP for SunStrong Capital Holdings, LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*
Consolidated financial statements as of December 31, 2021 and 2020 and for the year ended December 31, 2021 and for the period from October 9, 2020 to December 31, 2020 of Vivint Solar Asset 3 HoldCo Parent, LLC and subsidiaries

99.2*	Consolidated financial statements as of December 31, 2021 and 2020 and for the years then ended of Rosie TargetCo, LLC and subsidiaries
99.3*	Consolidated financial statements as of December 31, 2020 and for the year then ended of Rosie TargetCo, LLC and subsidiaries
99.4*	Consolidated financial statements as of December 31, 2021 and 2020 and for the three years ended December 31, 2021, of SunStrong Capital Holdings, LLC and subsidiaries
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 31, 2022	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President