Form 10-Q
period 2022-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2022-05-06
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 86,923,202 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2022 (which includes 195,660 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021 (collectively, our “2021 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- i -

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$133,323	$226,204
Equity method investments	1,871,168	1,759,651
Commercial receivables, net of allowance of $37 million and $36 million, respectively	1,320,507	1,298,529
Government receivables	116,183	125,409
Receivables held-for-sale	65,749	22,214
Real estate	359,867	356,088
Investments	16,501	17,697
Securitization assets	192,178	210,354
Other assets	146,253	132,165
Total Assets	$4,221,729	$4,148,311
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$90,895	$88,866
Credit facilities	100,464	100,473
Commercial paper notes	75,172	50,094
Non-recourse debt (secured by assets of $567 million and $573 million, respectively)	424,441	429,869
Senior unsecured notes	1,774,900	1,762,763
Convertible notes	141,863	149,731
Total Liabilities	2,607,735	2,581,796
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 86,719,735 and 85,326,781 shares issued and outstanding, respectively	867	853
Additional paid in capital	1,783,938	1,727,667
Accumulated deficit	(181,282)	(193,706)
Accumulated other comprehensive income (loss)	(12,341)	9,904
Non-controlling interest	22,812	21,797
Total Stockholders’ Equity	1,613,994	1,566,515
Total Liabilities and Stockholders’ Equity	$4,221,729	$4,148,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Revenue
Interest income	$30,242	$25,100
Rental income	6,499	6,469
Gain on sale of receivables and investments	17,099	17,490
Fee income	4,636	2,636
Total revenue	58,476	51,695
Expenses
Interest expense	26,652	27,582
Provision for loss on receivables	621	505
Compensation and benefits	14,929	15,210
General and administrative	7,138	4,884
Total expenses	49,340	48,181
Income before equity method investments	9,136	3,514
Income (loss) from equity method investments	47,566	54,481
Income (loss) before income taxes	56,702	57,995
Income tax (expense) benefit	(10,999)	(6,779)
Net income (loss)	$45,703	$51,216
Net income (loss) attributable to non-controlling interest holders	357	192
Net income (loss) attributable to controlling stockholders	$45,346	$51,024
Basic earnings (loss) per common share	$0.53	$0.65
Diluted earnings (loss) per common share	$0.51	$0.61
Weighted average common shares outstanding—basic	85,583,152	77,493,021
Weighted average common shares outstanding—diluted	89,052,167	86,866,581
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$45,703	$51,216
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $1.0 million for the three months ended March 31, 2022 and $0.8 million for the three months ended March 31, 2021	(22,709)	(19,310)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(0.1) million for the three months ended March 31, 2022 and $(0.4) million for the three months ended March 31, 2021	289	1,240
Comprehensive income (loss)	23,283	33,146
Less: Comprehensive income (loss) attributable to non-controlling interest holders	182	115
Comprehensive income (loss) attributable to controlling stockholders	$23,101	$33,031

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	45,346	—	357	45,703
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(22,532)	(177)	(22,709)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	287	2	289
Issued shares of common stock	1,050	10	49,850	—	—	—	49,860
Equity-based compensation	—	—	962	—	—	2,579	3,541
Conversion of convertible notes	283	3	7,671	—	—	—	7,674
Issuance (repurchase) of vested equity-based compensation shares	60	1	(2,212)	—	—	—	(2,211)
Dividends and distributions	—	—	—	(32,922)	—	(1,746)	(34,668)
Balance at March 31, 2022	86,720	$867	$1,783,938	$(181,282)	$(12,341)	$22,812	$1,613,994

Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	51,024	—	192	51,216
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(19,225)	(85)	(19,310)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	1,232	8	1,240
Issued shares of common stock	1,639	16	102,910	—	—	—	102,926
Equity-based compensation	—	—	2,639	—	—	2,039	4,678
Issuance (repurchase) of vested equity-based compensation shares	223	2	(10,390)	—	—	—	(10,388)
Dividends and distributions	—	—	—	(28,904)	—	(286)	(29,190)
Balance at March 31, 2021	78,319	$783	$1,489,168	$(181,992)	$(5,359)	$8,721	$1,311,321
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$45,703	$51,216
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	621	505
Depreciation and amortization	987	894
Amortization of financing costs	2,716	3,354
Equity-based compensation	3,540	5,499
Equity method investments	(38,564)	(43,231)
Non-cash gain on securitization	(4,532)	(6,751)
(Gain) loss on sale of receivables and investments	29	(1,227)
Changes in receivables held-for-sale	(43,482)	(23,574)
Changes in accounts payable and accrued expenses	11,709	1,145
Change in accrued interest on receivables and investments	(2,925)	(718)
Other	(7,745)	(5,291)
Net cash provided by (used in) operating activities	(31,943)	(18,179)
Cash flows from investing activities
Equity method investments	(78,717)	(52,862)
Equity method investment distributions received	4,217	—
Proceeds from sales of equity method investments	1,700	—
Purchases of and investments in receivables	(35,018)	(96,389)
Principal collections from receivables	19,850	25,998
Proceeds from sales of receivables	—	36,370
Purchases of real estate	(4,550)	—
Purchases of investments	—	(4,830)
Proceeds from sales of investments and securitization assets	—	7,335
Funding of escrow accounts	—	(11,851)
Withdrawal from escrow accounts	—	1,126
Other	(2,975)	98
Net cash provided by (used in) investing activities	(95,493)	(95,005)
Cash flows from financing activities
Principal payments on credit facilities	—	(3,041)
Proceeds from issuance of commercial paper notes	25,000	—
Principal payments on non-recourse debt	(5,577)	(4,830)
Net proceeds of common stock issuances	50,011	102,867
Payments of dividends and distributions	(31,810)	(27,690)
Withholdings on employee share vesting	(2,211)	(10,388)
Payment of financing costs	(3,421)	(1,017)
Other	(461)	(10)
Net cash provided by (used in) financing activities	31,531	55,891
Increase (decrease) in cash, cash equivalents, and restricted cash	(95,905)	(57,293)
Cash, cash equivalents, and restricted cash at beginning of period	251,073	310,331
Cash, cash equivalents, and restricted cash at end of period	$155,168	$253,038
Interest paid	$13,145	$30,018
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$4,532	$14,816
Issuance of common stock from conversion of convertible notes	7,674	—
Deconsolidation of non-recourse debt	—	126,139
Deconsolidation of assets pledged for non-recourse debt	—	130,513
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2022

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
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions, and typically benefit from contractually committed high credit quality obligors. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes:
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2022 and 2021, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
The consolidated financial statements include our accounts and controlled subsidiaries, including the Operating Partnership. All material intercompany transactions and balances have been eliminated in consolidation.

Following the guidance for non-controlling interests in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”), references in this report to our earnings per share and our net income and stockholders’ equity attributable to common stockholders do not include amounts attributable to non-controlling interests.
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
Equity Method Investments
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule which typically does not correspond with our ownership percentages. Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and the operator of the project along with any other common equity investors receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss to these investments is limited to the amount of our equity investment, as well as receivables from the same investee.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants, if applicable (“participating securities” as defined in Note 12 to our financial statements in this Form 10-Q). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and convertible notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The convertible notes are included if they are dilutive using the if-converted method. The if-converted method removes interest expense related to the convertible notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period.

Segment Reporting
We make equity and debt investments in the climate solutions markets. We manage our business as a single portfolio and report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before May 6, 2022, and effective after March 31, 2022, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2022 and December 31, 2021, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,451	$1,321	Level 3
Government receivables	117	116	Level 3
Receivables held-for-sale	85	66	Level 3
Investments (1)	17	17	Level 3
Securitization residual assets (2)	192	192	Level 3
Liabilities (3)
Credit facilities	$100	$100	Level 3
Commercial paper notes	75	75	Level 3
Non-recourse debt	434	434	Level 3
Senior unsecured notes	1,729	1,795	Level 2
Convertible notes	156	144	Level 2
(1)The amortized cost of our investments as of March 31, 2022, was $17 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of March 31, 2022 was $198 million.
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
(1)    The amortized cost of our investments as of December 31, 2021, was $17 million.
(2)    Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2021 was $194 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$18	$55
Purchases of investments	—	5
Sale of investments	—	(29)
Unrealized gains (losses) on investments recorded in OCI	(2)	(5)
Balance, end of period	$16	$26

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2022	$9	$—	$0.7	$—
December 31, 2021	7	—	0.1	—
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 4% based upon transactions involving similar assets as of March 31, 2022 and December 31, 2021. The weighted average discount rates used to determine the fair value of our investments as of March 31, 2022 and December 31, 2021 were 4.5% and 3.6%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2022	2021
	(in millions)
Balance, beginning of period	$210	$159
Accretion of securitization residual assets	2	2
Additions to securitization residual assets	5	15
Collections of securitization residual assets	(3)	(1)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(22)	(15)
Balance, end of period	$192	$160
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and a range of interest rate spreads of approximately 1% to 7% based upon transactions involving similar assets as of March 31, 2022 and December 31, 2021. The weighted average discount rates used to determine the fair value of our securitization residual assets as of March 31, 2022 and December 31, 2021 were 5.2% and 4.3%, respectively. The difference between fair value and amortized cost is due to interest rates movements. We have the intent and ability to hold these assets until a recovery of fair value.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Commercial and governmental receivables, real estate leases and debt investments consist primarily of receivables from various projects, U.S. federal government-backed receivables, and investment grade state and local government receivables and do not, in our view, represent a significant concentration of credit risk. Certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2022	December 31, 2021
	(in millions)
Cash deposits	$133	$226
Restricted cash deposits (included in other assets)	22	25
Total cash deposits	$155	$251
Amount of cash deposits in excess of amounts federally insured	$153	$249
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the three months ended March 31, 2022 and March 31, 2021.

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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the three months ended March 31,
	2022	2021
	(in millions)
Gains on securitizations	$17	$18
Cost of financial assets securitized	175	120
Proceeds from securitizations	192	138
Residual and servicing assets	192	165
Cash received from residual and servicing assets	3	1
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.20% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 3% to 9%.
As of March 31, 2022 and December 31, 2021, our managed assets totaled $9.0 billion and $8.8 billion, respectively, of which $5.3 billion and $5.2 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2022 or March 31, 2021. As of March 31, 2022, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $98 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of March 31, 2022, our Portfolio included approximately $3.7 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.

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
The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2022, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage	(dollars in millions)
2022	$—	$2	$—	$—	$2
2021	—	305	—	—	305
2020	—	195	—	—	195
2019	—	468	2	—	470
2018	—	265	—	—	265
2017	26	1	9	—	36
Prior to 2017	90	103	—	8	201
Total receivables	116	1,339	11	8	1,474
Less: Allowance for loss on receivables	—	(26)	(3)	(8)	(37)
Net receivables (4)	116	1,313	8	—	1,437
Receivables held-for-sale	—	66	—	—	66
Investments	9	7	—	—	16
Real estate	—	360	—	—	360
Equity method investments (5)	—	1,842	29	—	1,871
Total	$125	$3,588	$37	$—	$3,750
Percent of Portfolio	3%	96%	1%	—%	100%
Average remaining balance (6)	$6	$12	$10	$4	$12
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Included in this category are two commercial receivables with a combined total carrying value of approximately $8 million as of March 31, 2022, which we have held on non-accrual status since 2017. We expect to continue to pursue our legal claims with regards to these assets.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 259 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $93 million.
Receivables
As of March 31, 2022, our allowance for loan losses was $37 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended March 31, 2022, we increased our reserve by approximately $1 million, primarily as a result of loans and loan commitments made during the period.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)

Commercial (1)	1,358	196	37	1,335	184	36
Government (2)	$116	$—	$—	$125	$—	$—
Total	$1,474	$196	$37	$1,460	$184	$36
(1)As of March 31, 2022, this category of assets includes $781 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. Approximately $702 million of our commercial receivables are loans made to entities in which we also have non-controlling equity investments of approximately $119 million. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for $11 million of receivables included in Performance Category 2 and the $8 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $26 million allowance on these $1.3 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of March 31, 2022, our government receivables include $20 million of U.S. federal government transactions and $96 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2022		Three months ended March 31, 2021
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$36	$—	$36
Provision for loss on receivables	—	1	—	—
Ending balance	$—	$37	$—	$36
Other than the $8 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,474	$49	$52	$533	$840
Weighted average yield by period	8.1%	7.4%	5.9%	8.3%	8.1%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of March 31, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$16	$—	$—	$—	$16
Weighted average yield by period	4.1%	—%	—%	—%	4.1%

We had no investments that were impaired or on non-accrual status as of March 31, 2022 or December 31, 2021, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2058 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Real estate
Land	$275	$269
Lease intangibles	103	104
Accumulated amortization of lease intangibles	(18)	(17)
Real estate	$360	$356

As of March 31, 2022, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2022 to December 31, 2022	$2	$17
2023	3	24
2024	3	24
2025	3	24
2026	3	25
2027	3	25
Thereafter	68	713
Total	$85	$852

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of March 31, 2022, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$563
Various	Lighthouse Partnerships (1)	428
Various	Phase V Class A LLC	130
March 2020	University of Iowa Energy Collaborative Holdings LLC	124
Various	Other investees	626
	Total equity method investments	$1,871
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of March 31, 2022, we have made capital contributions to Jupiter of approximately $546 million related to these projects. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
Jupiter is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among Jupiter, one of our subsidiaries and a subsidiary of the project sponsor, and contains customary terms and conditions. We own 100% of the Class A Units in Jupiter corresponding to 49% of the distributions from Jupiter subject to the preferences discussed below. Most major decisions that may impact Jupiter, its subsidiaries or its assets, require the majority vote of a four person committee on which we and the project sponsor each have two representatives. Through Jupiter, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party on or after July 1, 2023. We use the equity method of accounting to account for our preferred equity interest in Jupiter, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of approximately $870 million in preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $423 million through March 31, 2022, and additional investments are expected to be made in 2022 as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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
The following table provides additional detail on our Secured Credit Facilities as of March 31, 2022:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$50
Value of collateral pledged to credit facility	11	90
Available capacity based on pledged assets	8	16
Weighted average short-term borrowing rate	N/A	1.81%

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
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2022.

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
Unsecured revolving credit facilities
In February 2022, we entered into a new $600 million unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025, replacing our then-existing $400 million unsecured revolving credit facility entered into in April 2021. As of March 31, 2022, the outstanding balance on this facility was $50 million, and it currently bears interest at a rate of 2.169%. We have approximately $4 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of SOFR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of the inception of the unsecured revolving credit facility, the applicable margins are 1.875% for SOFR-based loans and 0.875% for prime rate-based loans. The unsecured revolving credit facility has a commitment fee based on our current credit rating. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
In September 2021, we entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in December 2022. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of March 31, 2022, we have $75 million of commercial paper notes outstanding, maturing in the second quarter of 2022, which together bear an average total borrowing rate of 1.46%. An amount equal to the proceeds of these notes were allocated to the refinance of commercial paper notes issued in December 2021 as well as to additional investments in eligible green projects.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of March 31, 2022, we have approximately $1 million of remaining unamortized financing costs associated with the commercial paper program and associated letter of credit that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the commercial paper program. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2022	December 31, 2021	Interest Rate	Maturity Date		March 31, 2022	December 31, 2021	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$76	$77	4.28%	October 2034	$—	$133	$133	Receivables, real estate and real estate intangibles
HASI SYB Trust 2016-2	63	62	4.35%	April 2037	—	64	65	Receivables
HASI SYB Trust 2017-1	145	146	3.86%	March 2042	—	203	203	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-1	92	93	3.68%	January 2047	—	107	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (1)	58	62	3.15% - 7.23%	2024 to 2032	18	60	65	Receivables
Unamortized financing costs	(10)	(10)
Non-recourse debt (2)	$424	$430
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $567 million and $573 million as of March 31, 2022 and December 31, 2021, respectively. In addition, $21 million and $24 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of March 31, 2022 and December 31, 2021, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of March 31, 2022 and December 31, 2021.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of March 31, 2022, were as follows:

Future minimum maturities
(in millions)
April 1, 2022 to December 31, 2022	$19
2023	26
2024	30
2025	26
2026	25
2027	34
Thereafter	274
Total minimum maturities	$434
Unamortized financing costs	(10)
Total non-recourse debt	$424

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of March 31, 2022 and December 31, 2021. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$400		April 15, 2025	6.00%	April 15 and October 15th	April 15, 2022 (1)
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (1)
2030 Notes	375	(2)	September 15, 2030	3.75%	February 15th and August 15th	September 15, 2022 (3)

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
(2)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%.

(3)Prior to this date, we may, at our option on one or more occasions redeem up to 40% of the 2030 Notes using the proceeds of certain equity offerings at a price equal to 103.75% of the principal amount thereof; plus accrued but unpaid interest, if any, to, but excluding the applicable redemption date. At any point prior to maturity, we may redeem, at our option, some or all of the 2030 Notes plus the applicable “make-whole” premium as defined in the indenture governing the 2030 Notes plus accrued and unpaid interest through the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	March 31, 2022	December 31, 2021
	(in millions)
Principal	$1,775	$1,775
Accrued interest	23	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(20)	(21)
Carrying value of Senior Unsecured Notes	$1,775	$1,763

We recorded approximately $19 million in interest expense related to the Senior Unsecured Notes in the three months ended March 31, 2022, compared to approximately $17 million in the three months ended March 31, 2021.
Convertible Senior Notes
We have outstanding $144 million aggregate principal amount of convertible senior notes (“Convertible Senior Notes”). Holders may convert any of their Convertible Senior Notes into shares of our common stock at the applicable conversion ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Senior Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Senior Notes as of March 31, 2022:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion Ratio	Conversion Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$—	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8366	$27.15	—	$0.33
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.6931	$48.33	3.0	$0.34
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)During the quarter ended March 31, 2022, the remaining $8 million in principal amount of 2022 Convertible Senior Notes were converted into 282,678 shares of common stock.
For the 2023 Convertible Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its convertible notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the convertible notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the convertible notes may require us to redeem all or a portion of their convertible notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest.
In March 2022, we exercised a redemption option to call the remaining outstanding $8.1 million principal 2022 Convertible Senior Notes. $7.6 million principal of notes converted prior to the effectiveness of the redemption option, with the remaining notes being redeemed for cash of $0.5 million. We may redeem the 2023 Convertible Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.

The following table presents a summary of the components of the Convertible Senior Notes:

	March 31, 2022	December 31, 2021
	(in millions)
Principal	$144	$152
Accrued interest	—	—
Less: Unamortized financing costs	(2)	(2)
Carrying value of Convertible Senior Notes	$142	$150

We recorded approximately $0.5 million and $2.1 million in interest expense related to the Convertible Senior Notes in the three months ended March 31, 2022 and 2021, respectively.
In April 2022, certain of our TRS jointly issued $200 million of 0.00% green exchangeable senior notes due 2025 which are guaranteed by the Company and certain other subsidiaries and may, under certain conditions, be exchangeable for the Company’s common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. Upon any exchange, holders will receive a number of shares of the Company’s common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, which will initially be 17.6873, equivalent to an initial exchange price of approximately $56.54 per share, plus cash in lieu of fractional shares. The Company intends to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2022, there have been no such actions resulting in claims against the Company.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of March 31, 2022, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(11) million for the three months ended March 31, 2022, compared to a $(7) million income tax (expense) benefit in the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2022 and 2021.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2021 and 2022:

Announced Date	Record Date		Pay Date	Amount per share
2/18/2021	4/5/2021		4/12/2021	$0.350
5/4/2021	7/2/2021		7/9/2021	$0.350
8/5/2021	10/1/2021		10/8/2021	$0.350
11/4/2021	12/28/2021	(1)	01/11/2022	$0.350
2/17/2022	04/4/2022		04/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
(1) This dividend was treated as a distribution in 2022 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. We completed the following public offerings (including ATM issuances) of our common stock during 2022 and 2021:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2021	ATM	1.639	$63.55	$103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
Q4 2021	ATM	0.830	59.82	49
Q1 2022	ATM	1.050	48.14	50
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2022 to 2026 subject to service, performance and market conditions. During the three months ended March 31, 2022, our board of directors awarded employees and directors 332,322 shares of restricted stock, restricted stock units and LTIP Units that vest from 2023 to 2026. As of March 31, 2022, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three months ended March 31, 2022 we recorded $4 million of stock based compensation, compared to $5 million during the three months ended March 31, 2021. Of the prior-year three-month period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status that occurred in the first quarter of 2021. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $28 million as of March 31, 2022. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	80,886	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(3,757)	51.43	(0.2)
Ending Balance — December 31, 2021	193,548	$38.66	$7.5
Granted	27,864	48.05	1.3
Vested	(25,753)	26.36	(0.7)
Forfeited	—	—	—
Ending Balance — March 31, 2022	195,659	$41.61	$8.1

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	(3,480)	39.92	(0.1)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	—	—	—
Ending Balance — March 31, 2022	63,426	$50.88	$3.2

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	154,118	46.08	7.1
Vested	(87,069)	22.40	(2.0)
Forfeited	—	—	—
Ending Balance — March 31, 2022	451,095	$48.15	$21.7

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2021	347,478	$31.61	$11
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — March 31, 2022	324,028	$42.84	$13.9

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$45.3	$51.0
Less: Dividends and distributions on participating securities	(0.2)	(0.3)
Less: Undistributed earnings attributable to participating securities	(0.1)	(0.1)
Net income (loss) attributable to controlling stockholders — basic	45.0	50.6
Add: Interest expense related to convertible notes under the if-converted method	0.3	2.1
Add: Undistributed earnings attributable to participating securities	0.1	0.1
Net income (loss) attributable to controlling stockholders — dilutive	$45.4	$52.8

Denominator:
Weighted-average number of common shares — basic	85,583,152	77,493,021
Weighted-average number of common shares — diluted	89,052,167	86,866,581
Basic earnings per common share	$0.53	$0.65
Diluted earnings per common share	$0.51	$0.61

Securities being allocated a portion of earnings:
Weighted-average number of OP units	675,207	323,527

	As of March 31, 2022	As of March 31, 2021
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	646,754	569,213
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	646,754	569,213
Restricted stock units	63,426	81,846
LTIP Units with market-based vesting conditions	324,028	312,704
Potential shares of common stock related to convertible notes	2,974,634	8,487,800

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $48 million during the three months ended March 31, 2022, compared to $54 million during the three months ended March 31, 2021. We describe our accounting for non-controlling equity investments in Note 2.
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

	Jupiter Equity Holdings LLC	Phase V Class A LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2021
Current assets	$323	$17	$13	$489	$842
Total assets	3,434	201	384	8,095	12,114
Current liabilities	188	40	12	472	712
Total liabilities	687	46	379	4,104	5,216
Members' equity	2,747	155	5	3,991	6,898
As of December 31, 2020
Current assets	338	28	86	352	804
Total assets	3,509	65	303	6,739	10,616
Current liabilities	248	21	3	395	667
Total liabilities	502	22	139	3,460	4,123
Members' equity	3,007	43	164	3,279	6,493
Income Statement
For the twelve months ended December 31, 2021
Revenue	(253)	4	28	393	172
Income (loss) from continuing operations	(450)	—	1	(133)	(582)
Net income (loss)	(450)	—	1	(133)	(582)
For the twelve months ended December 31, 2020
Revenue	(14)	—	1	378	365
Income (loss) from continuing operations	(72)	—	(2)	(164)	(238)
Net income (loss)	(72)	—	(2)	(164)	(238)
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
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021 (collectively, our “2021 Form 10-K”), that was filed with the SEC.
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
We are internally managed, and our management team has extensive relevant industry knowledge and experience. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators that provide recurring, programmatic investment and fee-generating opportunities. Additionally, we have relationships with leading banks, investment banks, and institutional investors from which we are referred additional investment and fee generating opportunities.
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
We completed approximately $331 million of transactions during the three months ended March 31, 2022 compared to approximately $188 million during the same period in 2021. As of March 31, 2022, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $3.7 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2022, our Portfolio consisted of over 320 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2022, we managed approximately $5.3 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2022, we manage approximately $9.0 billion of assets which we refer to as our “Managed Assets”.

We make our investments utilizing a variety of structures including:
•equity investments in either preferred or common structures in unconsolidated entities that own renewable energy or energy efficiency projects;
•government and commercial receivables or securities, such as loans for renewable energy and energy efficiency projects; and
•real estate, such as land or other assets leased for use by GC projects typically under long-term leases.
Our equity investments in renewable energy and energy efficiency projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, land which is leased under long-term agreements to renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2022, our pipeline consisted of more than $4.0 billion in new equity, debt and real estate opportunities. Of our pipeline, 56% is related to BTM assets and 31% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions that we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act and, the impact of climate change, and the impact of the novel coronavirus (COVID-19). We provide a summary of the factors impacting our operating results in our 2021 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2022. Various uncertainties, including those surrounding COVID-19, may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2021 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $3.7 billion as of March 31, 2022 and included approximately $2.0 billion of BTM assets and approximately $1.7 billion of GC assets. Approximately 49% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 41% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments, on our balance sheet, and 10% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 320 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of March 31, 2022.
Our Portfolio included the following as of March 31, 2022:
•equity investments in either preferred or common structures in unconsolidated entities that own renewable energy or energy efficiency projects;
•government and commercial receivables, such as loans for renewable energy and energy efficiency projects;
•real estate, such as land or other assets leased for use by GC projects typically under long-term leases; and
•investments in debt securities of renewable energy or energy efficiency projects.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2022:

	Balance		Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$123		2023 to 2046
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	93		2024 to 2056
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	649		2022 to 2069
Fixed-rate receivables, interest rates greater than 8.00% per annum	609		2024 to 2047
Receivables	1,474	(1)
Allowance for loss on receivables	(37)
Receivables, net of allowance	1,437
Fixed-rate investments, interest rates less than 5.00% per annum	9		2035 to 2038
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7		2047 to 2051
Total receivables and investments	$1,453
(1)    Excludes receivables held for sale of $66 million.
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our short-term commercial paper issuances and our credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended March 31,
	2022	2021
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$30	$25
Average balance of receivables	$1,459	$1,235
Average interest rate of receivables	8.2%	8.0%
Interest income, investments	$—	$1
Average balance of investments	$17	$46
Average interest rate of investments	4.0%	3.9%
Rental income	$6	$6
Average balance of real estate	$357	$359
Average yield on real estate	7.3%	7.2%
Average balance of receivables, investments, and real estate	$1,833	$1,639
Average yield from receivables, investments, and real estate	8.0%	7.7%
Debt
Interest expense (1)	$27	$28
Average balance of debt	$2,512	$2,190
Average cost of debt	4.2%	5.0%
(1) Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2022:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,474	$102	$209	$565	$598
Investments	16	—	2	4	10

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2022,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2022,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021

	Three months ended March 31,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$30,242	$25,100	$5,142	20%
Rental income	6,499	6,469	30	—%
Gain on sale of receivables and investments	17,099	17,490	(391)	(2)%
Fee income	4,636	2,636	2,000	76%
Total Revenue	58,476	51,695	6,781	13%
Expenses
Interest expense	26,652	27,582	(930)	(3)%
Provision for loss on receivables	621	505	116	23%
Compensation and benefits	14,929	15,210	(281)	(2)%
General and administrative	7,138	4,884	2,254	46%
Total expenses	49,340	48,181	1,159	2%
Income (loss) before equity method investments	9,136	3,514	5,622	160%
Income (loss) from equity method investments	47,566	54,481	(6,915)	(13)%
Income (loss) before income taxes	56,702	57,995	(1,293)	(2)%
Income tax (expense) benefit	(10,999)	(6,779)	(4,220)	62%
Net income (loss)	$45,703	$51,216	$(5,513)	(11)%

•Net income decreased by $6 million due to a decrease in equity method investments income (loss) of $7 million, a $4 million increase in income tax expense, and a $1 million increase in total expenses, offset by a $7 million increase in revenue. These results do not reflect the non-GAAP distributable earnings adjustments discussed in the non-GAAP financial measures section below.
•Total revenue increased by $7 million due to a $5 million increase in interest income, driven primarily by a higher average Portfolio balance and rate and by a $2 million increase in fee income, driven by additional fee generating opportunities in the current period.
•Interest expense decreased by $1 million primarily due to a debt extinguishment expense in the prior year which did not recur, partially offset by higher interest costs due to a higher average outstanding debt balance with a lower average interest rate. We recorded a $1 million provision for loss on receivables as a result of loans and loan commitments made during the quarter.

•Compensation and benefits and general and administrative expenses increased by $2 million due to additional investment in corporate infrastructure.
•Income (loss) from equity method investments using HLBV allocations decreased by $7 million primarily due to fewer tax attributes recognized by our co-investors which decreases our HLBV allocation of earnings.
•Income tax expense increased by $4 million primarily due to an increase in our expected annual effective tax rate for 2022.

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
In 2021, we acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,
	2022	2021
	(in millions)
Income (loss) under GAAP	$48	$54

Distributable earnings	$32	$24
Return of capital/(deferred cash collections)	(19)	(13)
Cash collected	$13	$11

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$45,346	$0.51	$51,024	$0.61
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(47,566)		(54,481)
Equity method investments earnings adjustment	31,598		23,837
Equity-based compensation charges	3,540		5,499
Provision for loss on receivables	621		505
Loss (gain) on debt modification or extinguishment	—		1,499
Amortization of intangibles	839		823
Non-cash provision (benefit) for income taxes	10,999		6,779
Current year earnings attributable to non-controlling interest	357		192
Distributable earnings (2)	$45,734	$0.52	$35,677	$0.43
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 87,206,540 shares for the three months ended March 31, 2022 and 82,561,956 shares for the three months ended March 31, 2021, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to convertible notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares upon conversion. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.
Distributable Net Investment Income
We have a portfolio of investments in climate solutions that we finance using a combination of debt and equity. We calculate distributable net investment income as shown in the table below by adjusting GAAP-based net investment income for those distributable earnings adjustments that are applicable to distributable net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies. For further information, see the discussion above related to Distributable Earnings.
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Interest income	$30,242	$25,100
Rental income	6,499	6,469
GAAP-based investment revenue	36,741	31,569
Interest expense	26,652	27,582
GAAP-based net investment income	10,089	3,987
Equity method earnings adjustment	31,598	23,837
Loss (gain) on debt modification or extinguishment	—	1,499
Amortization of real estate intangibles	771	772
Distributable net investment income	$42,458	$30,095

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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	March 31, 2022	December 31, 2021
	(in millions)
Equity method investments	$1,871	$1,760
Commercial receivables, net of allowance	1,321	1,299
Government receivables	116	125
Receivables held-for sale	66	22
Real estate	360	356
Investments	16	18
GAAP-based Portfolio	3,750	3,580
Assets held in securitization trusts	5,286	5,199
Managed Assets	$9,036	$8,779
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
Our Portfolio totaled approximately $3.7 billion as of March 31, 2022. Unlevered portfolio yield was 7.3% as of March 31, 2022 and 7.5% as of December 31, 2021. Portfolio yield decreased primarily due to adjustments in the expected performance of certain of our assets as a result of grid congestion in the power market where those assets are located. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2022.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated during the quarter ended March 31, 2022, will avoid annual carbon emissions by approximately 63,000 metric tons, equating to a CarbonCount® of 0.19. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
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
We have adequate liquidity as of March 31, 2022, with unrestricted cash balances of $133 million, an unsecured revolving credit facility with an unused capacity of $550 million, $24 million of available capacity in our secured revolving credit facilities, and $25 million available capacity in our green commercial paper program. During 2022, we have issued $50 million in equity. In March 2022, $8 million of our 2022 Senior Convertible Notes were converted into 282,678 shares of common stock, with the remaining notes redeemed for cash of $0.5 million. As of March 31, 2022, we had $434 million of non-recourse borrowings, $1.8 billion of senior unsecured notes and $144 million of convertible notes outstanding. In April 2022, we issued $200 million principal amount of senior convertible notes which mature in 2025, have a 0.00% coupon and accrete to a premium at maturity at an effective rate of 3.25% annually. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of March 31, 2022, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.3 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we will have future cash needs related to the maturity of the non-amortizing balances of our Senior Unsecured Notes and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Senior Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Senior Convertible Notes, those obligations may be settled prior to maturity with the issuance of shares or a restructuring of the debt or at maturity with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of these obligations are as follows (excluding non-recourse debt):

Maturities of Recourse Debt in Millions
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2022
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Senior Convertible and Exchangeable Notes (1)
Credit facilities
Green commercial paper notes

(1)    Includes exchangeable notes issued in April 2022.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of March 31, 2022, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 96% as of March 31, 2022, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	March 31, 2022	% of Total	December 31, 2021	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$100	4%	$101	4%
Fixed-rate debt	2,416	96%	2,392	96%
Total debt (1)	$2,516	100%	$2,493	100%
Equity	$1,614		$1,567
Leverage	1.6 to 1		1.6 to 1

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
Sources and Uses of Cash
We had approximately $155 million and $251 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2022 and December 31, 2021, respectively.
Cash flows relating to operating activities
Net cash used in operating activities was approximately $32 million for the three months ended March 31, 2022, driven primarily by net income of $46 million offset by adjustments for non-cash and other items of $78 million. The non-cash and other adjustments consisted of $43 million in changes in receivables held-for-sale, decreases of $39 million related to equity method investments, $5 million related to gains on securitizations, $3 million related to portfolio accrued interest, and $8 million related to other items. These decreases were partially offset by increases of $4 million related to equity-based compensation, $4 million of depreciation and amortization, $11 million related to changes in accounts payable and accrued expenses, and $1 million related to provision for loss on receivables.
Net cash used in operating activities was approximately $18 million for the three months ended March 31, 2021, driven primarily by net income of $51 million offset by adjustments for non-cash and other items of $69 million. The non-cash and other adjustments consisted of decreases of $43 million related to equity method investments, $24 million related to purchases of receivables held-for-sale which were sold in the second quarter of 2021, $8 million related to gains on securitizations, and $6 million related to other items. These decreases were partially offset by of increases of $2 million related to accounts payable and accrued expenses, $5 million related to equity-based compensation, $4 million of depreciation and amortization, and $1 million related to provision for loss on receivables,

Cash flows relating to investing activities
Net cash used in investing activities was approximately $95 million for the three months ended March 31, 2022. We made $35 million of investments in receivables and fixed rate debt-securities, made $79 million of equity method investments, purchased $5 million of real estate, and had $2 million of other investing cash outflows. We collected $20 million of principal payments from receivables and fixed rate debt-securities and $6 million from equity method investments in excess of income recognized to date under GAAP.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $32 million for the three months ended March 31, 2022. We received $50 million of net proceeds from issuances of common stock and $25 million of net proceeds from the issuance of green commercial paper notes, which were offset by $6 million of principal prepayments on non-recourse debt, $3 million for financing costs, $2 million for withholding requirements resulting from the vesting of employee shares and paid $32 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $201 million as of March 31, 2022, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in our Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.

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
The dividends declared in 2021 and 2022 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2022, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of March 31, 2022, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain access to attractive financing. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have invested in mezzanine loans and, as a result, we are exposed to additional credit risk. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.
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
Our revolving credit facilities are variable rate lines of credit with approximately $100 million outstanding as of March 31, 2022. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $100 million in variable rate borrowings by $126 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power in the open market on a merchant basis. The cash flows of such projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas price volatility continues or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar project by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted.
We believe that low prices in natural gas will increase demand for some types of our projects, such as combined heat and power, and high prices in natural gas may increase the demand for other projects such as renewable energy that may be a substitute for natural gas. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2022, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2022, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2021 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2022, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2022. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2022	45,045	$49.09	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2022.

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

4.8
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on April 15, 2022).

10.1*	Amended and Restated Employment Agreement, dated April 5, 2022, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Richard R. Santoroski

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 6, 2022	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: May 6, 2022	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: May 6, 2022	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President