Form 10-Q
period 2022-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2022-08-09
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 001-35877

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland		46-1347456
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Park Place Suite 200		21401
Annapolis,	Maryland
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 87,622,208 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2022 (which includes 132,257 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2021 (collectively, our “2021 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$279,459	$226,204
Equity method investments	1,935,467	1,759,651
Commercial receivables, net of allowance of $37 million and $36 million, respectively	1,445,576	1,298,529
Government receivables	110,754	125,409
Receivables held-for-sale	74,109	22,214
Real estate	359,106	356,088
Investments	11,643	17,697
Securitization assets	178,156	210,354
Other assets	124,748	132,165
Total Assets	$4,519,018	$4,148,311
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$105,200	$88,866
Credit facilities	201,032	100,473
Commercial paper notes	100,174	50,094
Non-recourse debt (secured by assets of $553 million and $573 million, respectively)	416,343	429,869
Senior unsecured notes	1,765,195	1,762,763
Convertible notes	339,559	149,731
Total Liabilities	2,927,503	2,581,796
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 87,489,951 and 85,326,781 shares issued and outstanding, respectively	875	853
Additional paid in capital	1,811,889	1,727,667
Accumulated deficit	(232,590)	(193,706)
Accumulated other comprehensive income (loss)	(22,132)	9,904
Non-controlling interest	33,473	21,797
Total Stockholders’ Equity	1,591,515	1,566,515
Total Liabilities and Stockholders’ Equity	$4,519,018	$4,148,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Interest income	$33,358	$25,016	$63,601	$50,117
Rental income	6,609	6,462	13,108	12,931
Gain on sale of receivables and investments	19,664	24,426	36,762	41,916
Fee income	3,172	2,990	7,809	5,625
Total revenue	62,803	58,894	121,280	110,589
Expenses
Interest expense	28,827	40,463	55,479	68,045
Provision for loss on receivables	8,064	906	8,685	1,411
Compensation and benefits	22,246	12,422	37,176	27,633
General and administrative	7,408	4,966	14,546	9,850
Total expenses	66,545	58,757	115,886	106,939
Income before equity method investments	(3,742)	137	5,394	3,650
Income (loss) from equity method investments	(19,585)	22,252	27,981	76,734
Income (loss) before income taxes	(23,327)	22,389	33,375	80,384
Income tax (expense) benefit	4,789	(5,981)	(6,209)	(12,760)
Net income (loss)	$(18,538)	$16,408	$27,166	$67,624
Net income (loss) attributable to non-controlling interest holders	(89)	434	270	626
Net income (loss) attributable to controlling stockholders	$(18,449)	$15,974	$26,896	$66,998
Basic earnings (loss) per common share	$(0.21)	$0.20	$0.31	$0.85
Diluted earnings (loss) per common share	$(0.21)	$0.20	$0.30	$0.81
Weighted average common shares outstanding—basic	87,049,777	78,372,647	86,316,464	77,935,264
Weighted average common shares outstanding—diluted	87,049,777	81,944,511	89,541,858	87,165,587
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(18,538)	$16,408	$27,166	$67,624
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.6 million and $1.5 million for the three and six months ended June 30, 2022 and $(0.6) million and $0.2 million for the three and six months ended June 30, 2021	(21,448)	11,943	(44,158)	(7,368)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(3.5) million and $(3.6) million for the three and six months ended June 30, 2022 and $(1.5) million and $(1.9) million for the three and six months ended June 30, 2021	11,512	4,814	11,801	6,054
Comprehensive income (loss)	(28,474)	33,165	(5,191)	66,310
Less: Comprehensive income (loss) attributable to non-controlling interest holders	(234)	496	(52)	611
Comprehensive income (loss) attributable to controlling stockholders	$(28,240)	$32,669	$(5,139)	$65,699

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2022	86,720	$867	$1,783,938	$(181,282)	$(12,341)	$22,812	$1,613,994
Net income (loss)	—	—	—	(18,449)	—	(89)	(18,538)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(21,188)	(260)	(21,448)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	11,397	115	11,512
Issued shares of common stock	731	8	27,926	—	—	—	27,934
Equity-based compensation	—	—	976	—	—	11,416	12,392
Issuance (repurchase) of vested equity-based compensation shares	39	—	(951)	—	—	—	(951)
Dividends and distributions	—	—	—	(32,859)	—	(521)	(33,380)
Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515

Balance at March 31, 2021	78,319	$783	$1,489,168	$(181,992)	$(5,360)	$8,721	$1,311,320
Net income (loss)	—	—	—	15,974	—	434	16,408
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	11,905	38	11,943
Unrealized gain (loss) on interest rate swaps	—	—	—	—	4,791	23	4,814
Issued shares of common stock	—	—	(37)	—	—	—	(37)
Equity-based compensation	—	—	1,602	—	—	7,970	9,572
Issuance (repurchase) of vested equity-based compensation shares	100	1	(3,630)	—	—	—	(3,629)
Dividends and distributions	—	—	—	(27,512)	—	(330)	(27,842)
Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,336	$16,856	$1,322,549
See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	26,896	—	270	27,166
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(43,720)	(438)	(44,158)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	11,684	117	11,801
Issued shares of common stock	1,781	18	77,776	—	—	—	77,794
Equity-based compensation	—	—	1,938	—	—	13,995	15,933
Issuance (repurchase) of vested equity-based compensation shares	99	1	(3,163)	—	—	—	(3,162)
Conversion of Convertible Notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(65,780)	—	(2,268)	(68,048)
Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515

Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	66,998	—	626	67,624
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(7,323)	(45)	(7,368)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	6,025	29	6,054
Issued shares of common stock	1,639	16	102,873	—	—	—	102,889
Equity-based compensation	—	—	4,241	—	—	10,009	14,250
Issuance (repurchase) of vested equity-based compensation shares	323	3	(14,020)	—	—	—	(14,017)
Dividends and distributions	—	—	—	(56,416)	—	(616)	(57,032)
Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,336	$16,856	$1,322,549

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$27,166	$67,624
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	8,685	1,411
Depreciation and amortization	1,925	1,839
Amortization of financing costs	5,632	5,579
Equity-based compensation	15,933	9,787
Equity method investments	(12,186)	(62,941)
Non-cash gain on securitization	(14,952)	(26,454)
(Gain) loss on sale of receivables and investments	(218)	(720)
Loss on debt extinguishment	—	14,584
Changes in receivables held-for-sale	(51,649)	(9,190)
Changes in accounts payable and accrued expenses	3,666	(534)
Change in accrued interest on receivables and investments	(7,334)	(893)
Other	(3,558)	(2,285)
Net cash provided by (used in) operating activities	(26,890)	(2,193)
Cash flows from investing activities
Equity method investments	(136,582)	(136,921)
Equity method investment distributions received	36,381	7,677
Proceeds from sales of equity method investments	1,700	—
Purchases of and investments in receivables	(264,618)	(197,153)
Principal collections from receivables	87,799	51,065
Proceeds from sales of receivables	5,047	75,582
Purchases of real estate	(4,550)	—
Purchases of investments	(2,329)	(4,830)
Proceeds from sales of investments and securitization assets	7,020	15,197
Funding of escrow accounts	—	(11,851)
Withdrawal from escrow accounts	15,156	1,538
Other	(574)	1,083
Net cash provided by (used in) investing activities	(255,550)	(198,613)
Cash flows from financing activities
Proceeds from credit facilities	100,000	25,000
Principal payments on credit facilities	—	(3,041)
Proceeds from issuance of commercial paper notes	50,000	—
Principal payments on non-recourse debt	(13,529)	(25,554)
Proceeds from issuance of senior unsecured notes	—	1,000,000
Proceeds from issuance of convertible notes	200,000	—
Redemption of senior unsecured notes	—	(514,101)
Net proceeds of common stock issuances	77,974	102,727
Payments of dividends and distributions	(64,930)	(55,513)
Withholdings on employee share vesting	(3,161)	(14,018)
Payment of financing costs	(8,241)	(15,629)
Other	(2,545)	(12)
Net cash provided by (used in) financing activities	335,568	499,859
Increase (decrease) in cash, cash equivalents, and restricted cash	53,128	299,053
Cash, cash equivalents, and restricted cash at beginning of period	251,073	310,331
Cash, cash equivalents, and restricted cash at end of period	$304,201	$609,384
Interest paid	$48,402	$60,082
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$14,952	$34,684
Right-of-use asset obtained in exchange for lease liability	—	—
Issuance of common stock from conversion of Convertible Notes	7,674	—
Deconsolidation of non-recourse debt	—	121,512
Deconsolidation of assets pledged for non-recourse debt	—	127,614
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2022

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
We finance our business through cash on hand, short-term commercial paper issuances, revolving credit facilities, issuances of unsecured debt, asset-backed securitization transactions, convertible securities, and equity issuances. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and six- month periods ended June 30, 2022 and 2021, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Consolidation
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess on an ongoing basis whether we should consolidate these entities. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain assets that are not consolidated in our financial statements as described below in Securitization of Financial Assets.
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
Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is typically limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantees of certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and are not consolidated as we exert significant influence rather than control through our ownership of voting interests, and accordingly we account for them as equity method investments described below.
Equity Method Investments
We have made equity investments in various renewable energy and energy efficiency projects. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule that typically does not correspond with our ownership percentages. Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and common equity investors, often the operator of the project, receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in renewable energy or energy efficiency projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
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
We evaluate on a quarterly basis whether our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable. First, we consider both qualitative and quantitative indicators whether there may be loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is a indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables are subordinate to preferred investors in a project who are allocated the majority of the project’s cash in the early years of the investment, so accordingly these investments may include the ability to defer scheduled interest payments in exchange for increasing the receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in the Change in accrued interest line in the operating section of our statement of cash flows.
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
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period. We have made certain loan commitments that are within the scope of Topic 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.
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
For our real estate lease transactions that are classified as operating leases, the scheduled rental revenue typically varies during the lease term and thus rental income is recognized on a straight-line basis, unless there is considerable risk as to collectability, so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents that vary during the lease term and the income recognized on a straight-line basis and is recorded in other assets. Expenses, if any, related to the ongoing operation of leases where we are the lessor, are charged to operations as incurred. Our initial investment is classified as investing activities and income collected for rental income is classified as operating activities in our consolidated statements of cash flows.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similar to available-for-sale debt securities and carried at fair value. Changes in fair value are recorded in AOCI. Income related to the residual assets is recognized using the effective interest rate method and included in fee income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
Convertible Notes
We have issued convertible and exchangeable senior notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion and exchange options are both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity.

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
Equity-Based Compensation
In 2013, we adopted the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan, which provides for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. In 2022, our board of directors approved the 2022 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (“the 2022 Plan”), which was subsequently approved by shareholders at our 2022 annual meeting of stockholders, for the purpose of continuing to provide equity-based incentive compensation to members of our senior management team, our independent directors, employees, advisers, consultants and other personnel. From time to time, we may grant equity or equity-based awards as compensation to our independent directors, employees, advisors, consultants and other personnel under the 2022 Plan. Certain awards earned under each plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, income or gain must be allocated by our Operating Partnership to certain LTIP units issued by our Operating Partnership so that the capital accounts of such units are equalized with the capital accounts of other holders of OP units before parity is reached and LTIP units can be converted to limited partnership units.
We record compensation expense for grants made under the plans in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. We have also issued awards where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation.
In the second quarter of 2022, our Board approved a retirement policy that provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures and without the requirement for continued employment. Employees are eligible for the retirement policy upon meeting age and years of service criteria. We record compensation expense for unvested grants through the date in which an employee meets the retirement criteria. At implementation of this policy, we recorded compensation expense of $9 million to reflect unvested grants of employees who meet the retirement eligibility criteria.
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants, if applicable (“participating securities” as defined in Note 12 to our financial statements in this Form 10-Q). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and Convertible Notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The Convertible Notes are included if they are dilutive using the if-converted method, which removes interest expense related to the Convertible Notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion or exchange of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period.
Segment Reporting
We make equity and debt investments in the climate solutions markets. We manage our business as a single portfolio and report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before August 9, 2022, and effective after June 30, 2022, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2022 and December 31, 2021, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.

The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 3 measurements are measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our senior unsecured notes and Convertible Notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value.

	As of June 30, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,532	$1,446	Level 3
Government receivables	107	111	Level 3
Receivables held-for-sale	92	74	Level 3
Investments (1)	12	12	Level 3
Securitization residual assets (2)	178	178	Level 3
Liabilities (3)
Credit facilities	$201	$201	Level 3
Commercial paper notes	100	100	Level 3
Non-recourse debt	402	426	Level 3
Senior unsecured notes	1,563	1,784	Level 2
Convertible Notes:
2023 Convertible Senior Notes	140	144	Level 2
2025 Exchangeable Senior Notes	195	201	Level 2
Total Convertible Notes	335	345
(1)The amortized cost of our investments as of June 30, 2022, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of June 30, 2022 was $206 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,433	$1,299	Level 3
Government receivables	137	125	Level 3
Receivables held-for-sale	32	22	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	210	210	Level 3
Liabilities (3)
Credit facilities	$100	$100	Level 3
Commercial paper notes	50	50	Level 3
Non-recourse debt	476	440	Level 3
Senior unsecured notes	1,823	1,784	Level 2
Convertible Notes:
2022 Convertible Senior Notes	16	8	Level 2
2023 Convertible Senior Notes	170	144	Level 2
Total Convertible Notes	186	152
(1)    The amortized cost of our investments as of December 31, 2021, was $17 million.
(2)    Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2021 was $194 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$17	$26	$18	$55
Purchases of investments	2	—	2	5
Sale of investments	(7)	(10)	(7)	(38)
Realized gains on investments recorded in gain on sale of receivables and investments	—	1	—	—
Unrealized gains (losses) on investments recorded in OCI	—	1	(1)	(4)
Balance, end of period	$12	$18	$12	$18

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2022	$5	$7	$0.3	$0.4
December 31, 2021	7	—	0.1	—
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a risk-free rate and add a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 3% as of June 30, 2022, and 1% to 4% as of December 31, 2021. The weighted average discount rates used to determine the fair value of our investments as of June 30, 2022 and December 31, 2021 were 5.3% and 3.6%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$192	$160	$210	$159
Accretion of securitization residual assets	3	2	5	4
Additions to securitization residual assets	10	19	15	34
Collections of securitization residual assets	(5)	(5)	(8)	(5)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(22)	12	(44)	(4)
Balance, end of period	$178	$188	$178	$188
In determining the fair value of our securitization residual assets, we used a risk-free rate and add a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of June 30, 2022 and December 31, 2021. The weighted average discount rates used to determine the fair value of our securitization residual assets as of June 30, 2022 and December 31, 2021 were 6.0% and 4.3%, respectively. The difference between fair value and amortized cost is due to interest rate movements, and no securitization residual assets have been in a material loss position for more than 12 months or has a loss which is individually material. We have the intent and ability to hold these assets until a recovery of fair value.

Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2022	December 31, 2021
	(in millions)
Cash deposits	$279	$226
Restricted cash deposits (included in other assets)	25	25
Total cash deposits	$304	$251
Amount of cash deposits in excess of amounts federally insured	$302	$249
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units held by outside limited partners represent less than 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the six months ended June 30, 2022 and June 30, 2021.
We have also granted to members of our leadership team and directors LTIP Units pursuant to our equity incentive plans. LTIP Units issued to employees are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the amended and restated agreement of limited partnership of the Operating Partnership (the “OP Agreement”) provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our financial statements in this Form 10-Q.

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the six months ended June 30,
	2022	2021
	(in millions)
Gains on securitizations	$37	$42
Cost of financial assets securitized	242	584
Proceeds from securitizations	279	626
Residual and servicing assets	178	194
Cash received from residual and servicing assets	9	6
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 4% to 5% for the six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, our managed assets totaled $9.3 billion and $8.8 billion, respectively, of which $5.4 billion and $5.2 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2022 or June 30, 2021. As of June 30, 2022, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $91 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of June 30, 2022, our Portfolio included approximately $3.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
In developing and evaluating performance against our credit criteria, we consider a number of qualitative and quantitative criteria which may include a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2022, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage	(dollars in millions)
2022	$—	$228	$—	$—	$228
2021	—	285	—	—	285
2020	—	164	—	—	164
2019	—	425	—	2	427
2018	—	267	—	—	267
2017	26	1	—	9	36
Prior to 2017	85	102	—	—	187
Total receivables	111	1,472	—	11	1,594
Less: Allowance for loss on receivables	—	(29)	—	(8)	(37)
Net receivables (4)	111	1,443	—	3	1,557
Receivables held-for-sale	50	24	—	—	74
Investments	3	9	—	—	12
Real estate	—	359	—	—	359
Equity method investments (5)	—	1,907	28	—	1,935
Total	$164	$3,742	$28	$3	$3,937
Percent of Portfolio	4%	95%	1%	—%	100%
Average remaining balance (6)	$8	$11	$14	$11	$11
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Loans in this category are placed on non-accrual status. In the second quarter of 2022, we moved to this category from Category 2 $11 million of loans we had made in a new market venture where the performance has not met expectations.
Previously included in this category were two commercial receivables with a combined total carrying value of approximately $8 million which were assignments of land lease payments from two wind projects that we had originated in 2014. In 2017, the operator of the projects terminated the lease, at which time we filed a legal claim and placed these assets on non-accrual status. In 2019, we received a court decision indicating that the owners of the projects were within their rights under the contract terms to terminate the lease which impacts the land lease assignments to us, at which time we reserved the receivables for their full carrying amount. In the second quarter of 2022, we received a court decision indicating that our appeal was not successful, and accordingly we wrote off the full amount of the receivable.
(4)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(6)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 243 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $76 million.
Receivables
As of June 30, 2022, our allowance for loan losses was $37 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three and six months ended June 30, 2022, we increased our reserve by approximately $8 million, due to loans and loan commitments made during the period as well as an incremental reserve recorded on the loans moved into Portfolio Performance Category 3 discussed above.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)

Commercial (1)	1,483	117	37	1,335	184	36
Government (2)	$111	$—	$—	$125	$—	$—
Total	$1,594	$117	$37	$1,460	$184	$36
(1)As of June 30, 2022, this category of assets includes $1.0 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for the $11 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $29 million allowance on these $1.5 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of June 30, 2022, our government receivables include $16 million of U.S. federal government transactions and $95 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2022		Three months ended June 30, 2021
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$37	$—	$36
Provision for loss on receivables	—	8	—	1
Write-off of allowance	—	(8)	—	—
Ending balance	$—	$37	$—	$37

	Six months ended June 30, 2022		Six months ended June 30, 2021
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$36	$—	$36
Provision for loss on receivables	—	9	—	1
Write-off of allowance	—	(8)	—	—
Ending balance	$—	$37	$—	$37
Other than the $11 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,594	$1	$48	$733	$812
Weighted average yield by period	8.1%	7.4%	4.6%	8.3%	8.2%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of June 30, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$12	$—	$—	$—	$12
Weighted average yield by period	4.7%	—%	—%	—%	4.7%

We had no investments that were impaired or on non-accrual status as of June 30, 2022 or December 31, 2021, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2058 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Real estate
Land	$275	$269
Lease intangibles	103	104
Accumulated amortization of lease intangibles	(19)	(17)
Real estate	$359	$356

As of June 30, 2022, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2022 to December 31, 2022	$2	$12
2023	3	24
2024	3	24
2025	3	24
2026	3	25
2027	3	25
Thereafter	67	713
Total	$84	$847

Equity Method Investments
We have made non-controlling equity investments in a number of renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of June 30, 2022, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$538
Various	Lighthouse Partnerships (1)	404
Various	Phase V Class A LLC	181
March 2020	University of Iowa Energy Collaborative Holdings LLC	127
Various	Vivint Solar Asset 3 HoldCo Parent, LLC	96
Various	Other investees	589
	Total equity method investments	$1,935
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of June 30, 2022, we have made capital contributions to Jupiter of approximately $536 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of approximately $870 million in preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $423 million through June 30, 2022, and additional investments are expected to be made as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
Each of the Lighthouse Partnerships are or will be governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact each of the Lighthouse Partnerships, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two of our representatives and two sponsor representatives. Through each Lighthouse Partnership, commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of the Renewables Portfolio are achieved. Subject to customary exceptions, no member of a Lighthouse Partnership can transfer any of its equity ownership in any Lighthouse Partnership to a third party without approval of the review committee of that Lighthouse Partnership. We use the equity method of accounting to account for our preferred equity interest in each Lighthouse Partnership, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.

Related Party Transactions
Of our commercial receivables, approximately $612 million are loans made to entities in which we also have non-controlling equity investments of approximately $128 million. These equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in Accrued Interest in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables. We recorded approximately $15 million and $30 million in interest income inclusive of any PIK interest related to these loans in the three and six months ended June 30, 2022, respectively, compared to $13 million and $24 million in the three and six months ended June 30, 2021, respectively. In the six months ended June 30, 2022 and 2021, we made $50 million and $179 million, respectively, of investments in these loans to related parties, and we collected $69 million and $14 million, respectively, of principal payments related to these loans. For the six months ended June 30, 2022 and 2021, we collected $35 million and $27 million of cash related to interest income, including cash collections of amounts accrued in prior periods, respectively, which are reflected in cash flows from operating activities.
In the six months ended June 30, 2022, as part of a purchase and sale agreement with an equity investee, we exchanged three performing loans for equity interests in the same project companies. The GAAP carrying value of the loans was $55 million, which were exchanged in a non-cash transaction for equity method investments with no gain or loss recognized at the time of exchange as calculated using discounted cash flows at a market interest rate.
7.Credit facilities and commercial paper notes
Secured credit facilities
We have two secured revolving credit facilities (our “Secured Credit Facilities”), a representation-based loan agreement (the “Rep-Based Facility”) and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility which has a maximum outstanding principal amount of $100 million, and the Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of June 30, 2022:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$50
Value of collateral pledged to credit facility	10	88
Available capacity based on pledged assets	7	9
Weighted average short-term borrowing rate	N/A	3.19%

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
We have approximately $1 million of remaining unamortized financing costs associated with the Secured Credit Facilities that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Credit Facilities. Administrative fees are payable annually to the administrative agent under each of the Secured Credit Facilities and letter agreements with the administrative agent. Under the Rep-Based Facility, we pay to the administrative agent on each monthly payment date, for the benefit of the lenders, certain availability fees for the Rep-Based Facility equal to 0.60%, divided by 365 or 366, as applicable, multiplied by the excess of the available total commitments under the Rep-Based Facility over the actual amount borrowed under the Rep-Based Facility.
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2022.
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
Unsecured revolving credit facilities
In February 2022, we entered into a new $600 million unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025, replacing our then-existing $400 million unsecured revolving credit facility entered into in April 2021. As of June 30, 2022, the outstanding balance on this facility was $151 million, and it currently bears interest at a weighted average rate of 3.381%. We have approximately $3 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
In September 2021, we entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in December 2022. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of June 30, 2022, we have $100 million of commercial paper notes outstanding, maturing in 2022, which together bear an average total borrowing rate of 2.76%. An amount equal to the proceeds of these notes were allocated to the refinance of commercial paper notes issued in December 2021 as well as to additional investments in eligible green projects.

Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of June 30, 2022, we have less than $1 million of remaining unamortized financing costs associated with the commercial paper program and associated letter of credit that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the commercial paper program. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date		June 30, 2022	December 31, 2021	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$75	$77	4.28%	October 2034	$—	$125	$133	Receivables, real estate and real estate intangibles
HASI SYB Trust 2016-2	60	62	4.35%	April 2037	—	63	65	Receivables
HASI SYB Trust 2017-1	144	146	3.86%	March 2042	—	202	203	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-1	92	93	3.68%	January 2047	—	107	107	Receivables, real estate and real estate intangibles
Other non-recourse debt (1)	55	62	3.15% - 7.23%	2023 to 2032	18	56	65	Receivables
Unamortized financing costs	(10)	(10)
Non-recourse debt (2)	$416	$430
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $553 million and $573 million as of June 30, 2022 and December 31, 2021, respectively. In addition, $23 million and $24 million of our restricted cash balance was pledged as collateral to various non-recourse loans as of June 30, 2022 and December 31, 2021, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of June 30, 2022 and December 31, 2021.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of June 30, 2022, were as follows:

Future minimum maturities
(in millions)
July 1, 2022 to December 31, 2022	$15
2023	26
2024	30
2025	26
2026	24
2027	33
Thereafter	272
Total minimum maturities	$426
Unamortized financing costs	(10)
Total non-recourse debt	$416

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of June 30, 2022 and December 31, 2021. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2022	December 31, 2021
	(in millions)
Principal	$1,775	$1,775
Accrued interest	12	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(19)	(21)
Carrying value of Senior Unsecured Notes	$1,765	$1,763

We recorded approximately $19 million and $38 million in interest expense related to the Senior Unsecured Notes in the three and six months ended June 30, 2022, respectively, compared to approximately $17 million and $34 million in the three and six months ended June 30, 2021, respectively.
Convertible Notes
We have outstanding $144 million aggregate principal amount of convertible senior notes and $200 million aggregate principal amount of exchangeable senior notes together “Convertible Notes”. Holders may convert or exchange any of their Convertible Notes into shares of our common stock at the applicable conversion or exchange ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Notes as of June 30, 2022:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$—	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8366	$27.15	—	$0.330
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.7085	$48.29	3.0	$0.340
2025 Exchangeable Senior Notes	200	(3)	May 1, 2025	0.000%	N/A	17.6873	$56.54	3.5	$0.375
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)During the six months ended June 30, 2022, the remaining $8 million in principal amount of 2022 Convertible Senior Notes were converted into 282,678 shares of common stock.
(3)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum.
In March 2022, we exercised a redemption option to call the remaining outstanding $8.1 million principal amount of 2022 Convertible Senior Notes. $7.6 million principal amount of notes converted prior to the effectiveness of the redemption option, with the remaining notes being redeemed for cash of $0.5 million.
For the 2023 Convertible Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its convertible notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the convertible notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2023 Convertible Senior Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2023 Convertible Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.

In April 2022, certain of our TRS jointly issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. Upon any exchange, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, plus cash in lieu of fractional shares. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The following table presents a summary of the components of our Convertible Notes:

	June 30, 2022	December 31, 2021
	(in millions)
Principal	$344	$152
Accrued interest	—	—
Premium	1	—
Less: Unamortized financing costs	(5)	(2)
Carrying value of Convertible Notes	$340	$150

We recorded approximately $2 million and $3 million in interest expense related to our Convertible Notes in the three and six months ended June 30, 2022, respectively, compared to $2 million and $4 million for the three and six months ended June 30, 2021, respectively.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2022, there have been no such actions resulting in claims against the Company.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of June 30, 2022, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $5 million and $(6) million for the three and six months ended June 30, 2022, respectively, compared to a $(6) million and $(13) million income tax (expense) benefit in the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2022 and 2021, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2022 and 2021.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2021 and 2022:

Announced Date	Record Date		Pay Date	Amount per share
2/18/2021	4/5/2021		4/12/2021	$0.350
5/4/2021	7/2/2021		7/9/2021	$0.350
8/5/2021	10/1/2021		10/8/2021	$0.350
11/4/2021	12/28/2021	(1)	01/11/2022	$0.350
2/17/2022	04/4/2022		04/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
8/4/2022	10/4/2022		10/11/2022	$0.375
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2021	ATM	1.639	$63.55	$103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
Q4 2021	ATM	0.830	59.82	49
Q1 2022	ATM	1.050	48.14	50
Q2 2022	ATM	0.731	38.91	28
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2023 to 2026 subject to service, performance and market conditions. During the six months ended June 30, 2022, our board of directors awarded employees and directors 332,322 shares of restricted stock, restricted stock units and LTIP Units that vest from 2023 to 2026. As of June 30, 2022, we have concluded that it is probable that the performance conditions will be met for previously issued restricted stock awards with performance conditions. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three and six months ended June 30, 2022 we recorded $12 million and $16 million of stock based compensation, respectively, compared to $4 million and $10 million during the three and six months ended June 30, 2021. $9 million of the current period expense is due to the acceleration of expense upon adoption of a retirement policy. The retirement policy provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. Upon adoption of the policy, we recognized any remaining unrecognized share based compensation expense for awards to employees who met the retirement criteria at the time of adoption and accelerated the recognition of expense for employees who will meet the criteria prior to the vesting of their existing awards. Of the prior-year six-month period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status that occurred in the first quarter of 2021. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $16 million as of June 30, 2022. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	80,887	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(3,757)	51.43	(0.2)
Ending Balance — December 31, 2021	193,549	$38.66	$7.5
Granted	27,864	48.05	1.3
Vested	(90,218)	46.09	(4.2)
Forfeited	(553)	48.05	—
Ending Balance — June 30, 2022	130,642	$35.48	$4.6

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	(3,480)	39.92	(0.1)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.4
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.0)
Forfeited	(506)	58.77	—
Ending Balance — June 30, 2022	62,920	$50.82	$3.2

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	154,118	46.08	7.1
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance — June 30, 2022	256,544	$43.26	$11.1

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — June 30, 2022	324,028	$42.84	$13.9

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

12.Earnings per Share of Common Stock
Both the net income or loss attributable to the non-controlling OP units and the non-controlling limited partners’ outstanding OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2 to our financial statements in this Form 10-Q. To the extent our Convertible Notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion or exchange of the note in the denominator in calculating dilutive EPS as described in Note 2 to our financial statements in this Form 10-Q.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$(18.4)	$16.0	$26.9	$67.0
Less: Dividends and distributions on participating securities	(0.1)	(0.2)	(0.4)	(0.5)
Less: Undistributed earnings attributable to participating securities	—	—	—	(0.1)
Net income (loss) attributable to controlling stockholders — basic	(18.5)	15.8	26.5	66.4
Add: Interest expense related to Convertible Notes under the if-converted method	—	0.3	0.7	4.3
Add: Undistributed earnings attributable to participating securities	—	—	—	0.1
Net income (loss) attributable to controlling stockholders — dilutive	$(18.5)	$16.1	$27.2	$70.8

Denominator:
Weighted-average number of common shares — basic	87,049,777	78,372,647	86,316,464	77,935,264
Weighted-average number of common shares — diluted	87,049,777	81,944,511	89,541,858	87,165,587
Basic earnings per common share	$(0.21)	$0.20	$0.31	$0.85
Diluted earnings per common share	$(0.21)	$0.20	$0.30	$0.81

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,054,706	493,737	864,956	409,102

	As of June 30, 2022	As of June 30, 2021
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	387,186	567,088
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	387,186	567,088
Restricted stock units	62,920	81,846
LTIP Units with market-based vesting conditions	324,028	347,478
Potential shares of common stock related to Convertible Notes	6,514,307	8,490,305

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $(20) million and $28 million during the three and six months ended June 30, 2022, respectively, compared to $22 million and $77 million during the three and six months ended June 30, 2021, respectively. In the three months ended June 30, 2022, the loss from our equity method investments was due to the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. We describe our accounting for non-controlling equity investments in Note 2.
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

	Empower Clean Energies Infrastructure LLC	Lighthouse Renewable HoldCo LLC	Lighthouse Renewable HoldCo 2 LLC	Jupiter Equity Holdings LLC	Phase V Class A LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2022
Current assets	$17	$51	$21	$237	$29	$13	$438	$806
Total assets	84	843	442	3,316	210	394	7,913	13,202
Current liabilities	33	78	31	178	41	10	422	793
Total liabilities	97	307	133	742	46	378	4,451	6,154
Members' equity	(13)	536	309	2,574	164	16	3,462	7,048
As of December 31, 2021
Current assets	16	102	48	304	17	13	431	931
Total assets	77	750	472	3,416	198	384	7,553	12,850
Current liabilities	30	105	49	170	37	12	477	880
Total liabilities	87	211	130	668	43	379	4,223	5,741
Members' equity	(10)	539	342	2,748	155	5	3,330	7,109
Income Statement
For the three months ended March 31, 2022
Revenue	10	(28)	(23)	(90)	1	8	118	(4)
Income (loss) from continuing operations	(3)	(40)	(33)	(143)	(2)	(1)	(16)	(238)
Net income (loss)	(3)	(40)	(33)	(143)	(2)	(1)	(16)	(238)
For the three months ended March 31, 2021
Revenue	6	(62)	—	(72)	—	3	96	(29)
Income (loss) from continuing operations	(5)	(71)	—	(165)	—	7	(1)	(235)
Net income (loss)	(5)	(71)	—	(165)	—	7	(1)	(235)
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
We completed approximately $340 million and $671 million of transactions during the three and six months ended June 30, 2022, respectively, compared to approximately $509 million and $697 million during the same periods in 2021, respectively. As of June 30, 2022, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $3.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2022, our Portfolio consisted of over 352 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2022, we managed approximately $5.4 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2022, we manage approximately $9.3 billion of assets which we refer to as our “Managed Assets”.

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
We believe we have available a broad range of financing sources as part of our strategy to fund our investments in climate solutions. We may finance our investments through the use of non-recourse debt, recourse debt, convertible securities, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of June 30, 2022, our pipeline consisted of more than $4.0 billion in new equity, debt and real estate opportunities. Of our pipeline, 54% is related to BTM assets and 30% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2022. Various uncertainties, including those surrounding COVID-19, may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $3.9 billion as of June 30, 2022 and included approximately $2.3 billion of BTM assets and approximately $1.6 billion of GC assets. Approximately 49% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 42% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments, on our balance sheet, and 9% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 352 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of June 30, 2022.
Our Portfolio included the following as of June 30, 2022:
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
The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2022:

	Balance		Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$130		2023 to 2048
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	83		2024 to 2056
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	772		2024 to 2069
Fixed-rate receivables, interest rates greater than 8.00% per annum	609		2022 to 2047
Receivables	1,594	(1)
Allowance for loss on receivables	(37)
Receivables, net of allowance	1,557
Fixed-rate investments, interest rates less than 5.00% per annum	5		2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7		2047 to 2051
Total receivables and investments	$1,569
(1)    Excludes receivables held for sale of $74 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$33	$25	$63	$49
Average balance of receivables	$1,649	$1,180	$1,563	$1,214
Average interest rate of receivables	8.1%	8.4%	8.1%	8.1%
Interest income, investments	$—	$—	$—	$1
Average balance of investments	$12	$21	$14	$36
Average interest rate of investments	4.7%	4.5%	4.3%	3.9%
Rental income	$7	$6	$13	$13
Average balance of real estate	$359	$358	$358	$358
Average yield on real estate	7.4%	7.2%	7.3%	7.2%
Average balance of receivables, investments, and real estate	$2,021	$1,559	$1,935	$1,608
Average yield from receivables, investments, and real estate	7.9%	8.1%	7.9%	7.8%
Debt
Interest expense (1)	$29	$26	$55	$53
Average balance of debt	$2,713	$2,068	$2,613	$2,129
Average cost of debt	4.2%	5.0%	4.2%	5.0%
(1) Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2022:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,594	$38	$155	$789	$612
Investments	12	—	1	2	9

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2022,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2022,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021

	Three months ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$33,358	$25,016	$8,342	33%
Rental income	6,609	6,462	147	2%
Gain on sale of receivables and investments	19,664	24,426	(4,762)	(19)%
Fee income	3,172	2,990	182	6%
Total Revenue	62,803	58,894	3,909	7%
Expenses
Interest expense	28,827	40,463	(11,636)	(29)%
Provision for loss on receivables	8,064	906	7,158	790%
Compensation and benefits	22,246	12,422	9,824	79%
General and administrative	7,408	4,966	2,442	49%
Total expenses	66,545	58,757	7,788	13%
Income (loss) before equity method investments	(3,742)	137	(3,879)	(2,831)%
Income (loss) from equity method investments	(19,585)	22,252	(41,837)	(188)%
Income (loss) before income taxes	(23,327)	22,389	(45,716)	(204)%
Income tax (expense) benefit	4,789	(5,981)	10,770	(180)%
Net income (loss)	$(18,538)	$16,408	$(34,946)	(213)%

•Net income decreased by $35 million due to a decrease in equity method investments income (loss) of $42 million and an $8 million increase in total expenses, offset by a $4 million increase in revenue and an $11 million increase in income tax benefit (expense).
•Total revenue increased by $4 million due to a $8 million increase in interest income, driven primarily by a higher average Portfolio balance offset by a decrease in average interest rate and by a $5 million decrease in gain on sale income, driven by a change in the mix of assets being securitized.
•Interest expense decreased by $12 million primarily due to a one time loss on the redemption of senior unsecured notes in the prior period which did not recur, offset by additional expense from a larger average outstanding debt balance with a lower average interest rate. We recorded an $8 million provision for loss on receivables as a result of loans and loan commitments made as well as certain loan specific reserves made during the quarter.

•Compensation and benefits increased by $10 million primarily due to the acceleration of share based compensation associated with the adoption of a new retirement policy. General and administrative expenses increased by $2 million due to additional investment in corporate infrastructure.
•Income (loss) from equity method investments using HLBV allocations decreased by $42 million primarily due to the impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax benefit (expense) increased by $11 million primarily due to the decrease in GAAP net income (loss).

Comparison of the Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$63,601	$50,117	$13,484	27%
Rental income	13,108	12,931	177	1%
Gain on sale of receivables and investments	36,762	41,916	(5,154)	(12)%
Fee income	7,809	5,625	2,184	39%
Total Revenue	121,280	110,589	10,691	10%
Expenses
Interest expense	55,479	68,045	(12,566)	(18)%
Provision for loss on receivables	8,685	1,411	7,274	516%
Compensation and benefits	37,176	27,633	9,543	35%
General and administrative	14,546	9,850	4,696	48%
Total expenses	115,886	106,939	8,947	8%
Income (loss) before equity method investments	5,394	3,650	1,744	48%
Income (loss) from equity method investments	27,981	76,734	(48,753)	(64)%
Income (loss) before income taxes	33,375	80,384	(47,009)	(58)%
Income tax (expense) benefit	(6,209)	(12,760)	6,551	(51)%
Net income (loss)	$27,166	$67,624	$(40,458)	(60)%
•Net income decreased by $40 million due to a decrease in equity method investment income of $49 million and an increase in total expenses of $9 million, offset by an increase in total revenue of $11 million and an increase in income tax (expense) benefit of $7 million.
•Total revenue increased by $11 million due to a $13 million increase in interest income resulting from a higher average Portfolio balance and a $2 million increase in fee income due to additional advisory fee opportunities, offset partially by a decrease in gain on sale revenue of $5 million due to a change in the mix of assets being securitized.
•Interest expense decreased by $13 million due to a one time loss on the redemption of senior unsecured notes in the prior period which did not recur, as well as additional expense from a larger average outstanding debt balance with a lower average rate. We recorded a provision for loss on receivables of $9 million as a result of loans and loan commitments made as well as certain loan specific reserves made during the quarter.
•Compensation and benefits expense increased by $10 million primarily due to the acceleration of share based compensation associated with the adoption of a new retirement policy. General and administrative expenses increased by $5 million due to additional investment in corporate infrastructure and charitable contributions.
•Income from equity method investments decreased by $49 million primarily due to the impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax (expense) benefit increased by $7 million primarily due to the decrease in GAAP net income (loss).

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
We believe a non-GAAP measure, such as distributable earnings, that adjusts for the items discussed above is and has been a meaningful indicator of our economic performance in any one period and is useful to our investors as well as management in evaluating our performance as it relates to expected dividend payments over time. As a REIT, we are required to distribute substantially all of our taxable income to investors in the form of dividends, which is a principal focus of our investors. Additionally, we believe that our investors also use distributable earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of distributable earnings is useful to our investors.
Certain of our equity method investments in renewable energy and energy efficiency projects are structured using typical partnership “flip” structures where the investors with cash distribution preferences receive a pre-negotiated return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the common equity investor, often the operator or sponsor of the project, receives more of the cash flows through its equity interests while the previously preferred investors retain an ongoing residual interest. We have made investments in both the preferred and common equity of these structures. Regardless of the nature of our equity interest, we typically negotiate the purchase prices of our equity investments, which have a finite expected life, based on our underwritten cash flows discounted back to the net present value, based on a target investment rate, with the cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss may be impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. The investment tax credit typically used in solar projects is a one-time credit realized in the quarter when the project is considered operational for tax purposes and is fully allocated under HLBV in that quarter (subject to an impairment test), while the production tax credit used in wind is a ten year credit and thus is allocated under HLBV over a ten year period. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations. We also consider the impact of any OTTI in determining our income from equity method investments.
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method in any one period. Thus, in calculating distributable earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the underwritten investment rate) from our renewable energy equity method investments, as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our distributable earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
In 2021, we acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and six months ended June 30, 2022 and 2021.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in millions)
Income (loss) under GAAP	$(20)	$22	$28	$77

Distributable earnings	$36	$27	$68	$51
Return of capital/(deferred cash collections)	3	(17)	(16)	(30)
Cash collected	$39	$10	$52	$21

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$(18,449)	$(0.21)	$15,974	$0.20	$26,896	$0.30	$66,998	$0.81
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	19,585		(22,252)		(27,981)		(76,734)
Equity method investments earnings adjustment	36,048		26,834		67,645		50,671
Equity-based compensation charges	12,393		4,289		15,933		9,787
Provision for loss on receivables (2)	8,064		906		8,685		1,411
Loss (gain) on debt modification or extinguishment	—		14,584		—		16,083
Amortization of intangibles	761		823		1,600		1,645
Non-cash provision (benefit) for income taxes	(4,789)		5,981		6,209		12,760
Current year earnings attributable to non-controlling interest	(89)		434		270		626
Distributable earnings (3)	$53,524	$0.60	$47,573	$0.57	$99,257	$1.13	$83,247	$1.01
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)In addition to these provisions, in the second quarter of 2022 we wrote-off two commercial receivables with a combined total carrying value of approximately $8 million which represented assignments of land lease payments from two wind projects that we had originated in 2014 as a part of an acquisition of a large land portfolio. In 2017, the operator of the projects terminated the lease, at which time we filed a legal claim and placed these assets on non-accrual status. In 2019, we received a court decision indicating that the owners of the projects were within their rights under the contract terms to terminate the lease which impacts the land lease assignments to us, at which time we reserved the receivables for their full carrying amount. In the second quarter of 2022, we received a court decision indicating that our appeal was not successful, and accordingly wrote off the full amount of the receivable. We have excluded the write off from Distributable earnings due to the infrequent occurrence of credit losses as well as the unique nature of the receivables, as the assignment of land lease payments from wind projects represent a small portion of our total portfolio.
(3)Distributable earnings per share are based on 88,994,421 and 88,100,480 shares for the three and six months ended June 30, 2022, respectively, and 82,832,735 and 82,723,380 shares for the three and six months ended June 30, 2021, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares upon conversion. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.
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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Interest income	$33,358	$25,016	$63,601	$50,117
Rental income	6,609	6,462	13,108	12,931
GAAP-based investment revenue	39,967	31,478	76,709	63,048
Interest expense	28,827	40,463	55,479	68,045
GAAP-based net investment income	11,140	(8,985)	21,230	(4,997)
Equity method earnings adjustment	36,048	26,834	67,645	50,671
Loss (gain) on debt modification or extinguishment	—	14,584	—	16,083
Amortization of real estate intangibles	761	773	1,532	1,543
Distributable net investment income	$47,949	$33,206	$90,407	$63,300

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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	June 30, 2022	December 31, 2021
	(in millions)
Equity method investments	$1,935	$1,760
Commercial receivables, net of allowance	1,446	1,299
Government receivables	111	125
Receivables held-for sale	74	22
Real estate	359	356
Investments	12	18
GAAP-based Portfolio	3,937	3,580
Assets held in securitization trusts	5,326	5,199
Managed Assets	$9,263	$8,779
Other Metrics
Portfolio Yield
We calculate portfolio yield as the weighted average underwritten yield of the investments in our Portfolio as of the end of the period. Underwritten yield is the rate at which we discount the underwritten cash flows from the assets in our Portfolio to determine our purchase price. In calculating underwritten yield, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe that portfolio yield provides an additional metric to understand certain characteristics of our Portfolio as of a point in time. Our management uses portfolio yield this way and we believe that our investors use it in a similar fashion to evaluate certain characteristics of our Portfolio compared to our peers, and as such, we believe that the disclosure of portfolio yield is useful to our investors.
Our Portfolio totaled approximately $3.9 billion as of June 30, 2022. Unlevered portfolio yield was 7.4% as of June 30, 2022 and 7.5% as of December 31, 2021. Portfolio yield decreased primarily due to adjustments in the expected performance of certain of our assets as a result of grid congestion in the power market where those assets are located. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2022.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated during the quarter ended June 30, 2022, will avoid annual carbon emissions by approximately 81,000 metric tons, equating to a CarbonCount® of 0.24. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, proceeds from sales and securitizations (including gains-on-sale), fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include operating expenses (including cash compensation), interest and principal payments on our debt, shareholder dividends, and funding investments. We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow.
We typically pay our operating expenses, including interest on our debt, and dividends from collections on our Portfolio and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with non-recourse or recourse debt, equity and off-balance sheet securitization structures.
We have adequate liquidity as of June 30, 2022, with unrestricted cash balances of $279 million, an unsecured revolving credit facility with an unused capacity of $450 million, and $16 million of available capacity in our secured revolving credit facilities. As of June 30, 2022, we had used the available $100 million capacity in our green commercial paper program. During 2022, we have issued $78 million in equity. In March 2022, $8 million of our 2022 Senior Convertible Notes were converted into 282,678 shares of common stock, with the remaining notes redeemed for cash of $0.5 million. In April 2022, we issued $200 million principal amount of Senior Exchangeable Notes which mature in 2025, have a 0.00% coupon and accrete to a premium at maturity at an effective rate of 3.25% annually. As of June 30, 2022, we had $426 million of non-recourse borrowings, $1.8 billion of senior unsecured notes and $344 million of Convertible Notes outstanding. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of June 30, 2022, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.4 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we will have future cash needs related to the maturity of the non-amortizing balances of our Senior Unsecured Notes and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled prior to maturity with the issuance of shares or at maturity with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of these obligations are as follows (excluding non-recourse debt):

Maturities of Recourse Debt in Millions
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2022
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit facilities
Green commercial paper notes

We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, recourse or non-recourse debt, convertible securities, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.

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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of June 30, 2022, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 93% as of June 30, 2022, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	June 30, 2022	% of Total	December 31, 2021	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings	$201	7%	$101	4%
Fixed-rate debt	2,621	93%	2,392	96%
Total debt (1)	$2,822	100%	$2,493	100%
Equity	$1,592		$1,567
Leverage	1.8 to 1		1.6 to 1

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
Sources and Uses of Cash
We had approximately $304 million and $251 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2022 and December 31, 2021, respectively.
Cash flows relating to operating activities
Net cash used in operating activities was approximately $27 million for the six months ended June 30, 2022, driven primarily by net income of $27 million offset by adjustments for non-cash and other items of $54 million. The non-cash and other adjustments consisted of $52 million in changes in receivables held-for-sale, decreases of $12 million related to equity method investments, $15 million related to gains on securitizations, $7 million related to portfolio accrued interest, and $4 million related to other items. These decreases were partially offset by increases of $16 million related to equity-based compensation, $8 million of depreciation and amortization, $3 million related to changes in accounts payable and accrued expenses, and $9 million related to provision for loss on receivables.
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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $256 million for the six months ended June 30, 2022. We made $267 million of investments in receivables and fixed rate debt-securities, made $137 million of equity method investments and purchased $5 million of real estate. We collected $88 million of principal payments from receivables and fixed rate debt-securities, $38 million from equity method investments in excess of income recognized to date under GAAP, and $12 million from the sale of receivables and investments, and withdrew $15 million from escrow accounts.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $336 million for the six months ended June 30, 2022. We received $200 million from the issuance of Convertible Notes, $100 million from our credit facilities, $78 million of net proceeds from issuances of common stock and $50 million of net proceeds from the issuance of green commercial paper notes, which were offset by $14 million of principal prepayments on non-recourse debt, $8 million for financing costs, $3 million for withholding requirements resulting from the vesting of employee shares and payments of $67 million of dividends, distributions and other items.
Net cash provided by financing activities was approximately $500 million for the six months ended June 30, 2021. We received $1 billion from the issuance of senior unsecured notes, $103 million of net proceeds from issuances of common stock, and $25 million of borrowings from credit facilities, which were offset by $514 million related to the redemption of senior unsecured notes, $26 million of principal prepayments on non-recourse debt, $15 million for debt issuance costs, $3 million of principal payments on credit facilities, $14 million for withholding requirements resulting from the vesting of employee shares and payments of $56 million of dividends, distributions and other items.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $183 million as of June 30, 2022, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2022, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of June 30, 2022, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our market value.
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
Typically, our long-term debt is at fixed rates or we may at times use interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges, if any, on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.
Our revolving credit facilities are variable rate lines of credit with approximately $201 million outstanding as of June 30, 2022. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $201 million in variable rate borrowings by $251 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have written off only two transactions amounting to approximately $19 million (net of recoveries) on the over $9 billion of loans and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative such transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks.

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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2022, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2022, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2021 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2022, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2022. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2022	45,045	$49.09	N/A	N/A
May 1 - May 31, 2022	25,295	37.53	N/A	N/A
June 1 - June 30, 2022	20	39.20	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 10, 2021)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877) filed on August 21, 2020.)

4.5
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 6.00% Senior Notes due 2025.) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877) filed on April 21, 2020)

4.6
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020.)

4.7
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on June 28, 2021.)

4.8
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022.)

4.9
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.1
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 9, 2022	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: August 9, 2022	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: August 9, 2022	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President