Form 10-Q
period 2022-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2022-11-09
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 88,978,534 shares of common stock, par value $0.01 per share, outstanding as of November 1, 2022 (which includes 139,829 shares of unvested restricted common stock).

FORWARD-LOOKING STATEMENTS
We make forward-looking statements in this Quarterly Report on Form 10-Q (“Form 10-Q”) within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in such Sections. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives, and include the ongoing impact of the novel coronavirus (“COVID-19”). When we use the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “may” or similar expressions, we intend to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$272,808	$226,204
Equity method investments	1,921,515	1,759,651
Commercial receivables, net of allowance of $34 million and $36 million, respectively	1,511,261	1,298,529
Government receivables	103,346	125,409
Receivables held-for-sale	16,885	22,214
Real estate	358,346	356,088
Investments	10,600	17,697
Securitization assets	177,927	210,354
Other assets	125,204	132,165
Total Assets	$4,497,892	$4,148,311
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$118,655	$88,866
Credit facilities	100,626	100,473
Commercial paper notes	99,873	50,094
Non-recourse debt (secured by assets of $606 million and $592 million, respectively)	408,469	429,869
Senior unsecured notes	1,777,343	1,762,763
Convertible notes	341,900	149,731
Total Liabilities	2,846,866	2,581,796
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 88,838,705 and 85,326,781 shares issued and outstanding, respectively	888	853
Additional paid in capital	1,861,466	1,727,667
Accumulated deficit	(231,417)	(193,706)
Accumulated other comprehensive income (loss)	(14,769)	9,904
Non-controlling interest	34,858	21,797
Total Stockholders’ Equity	1,651,026	1,566,515
Total Liabilities and Stockholders’ Equity	$4,497,892	$4,148,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Interest income	$34,303	$26,236	$97,904	$76,352
Rental income	6,609	6,430	19,716	19,361
Gain on sale of receivables and investments	14,490	13,072	51,252	54,988
Fee income	4,748	3,144	12,557	8,769
Total revenue	60,150	48,882	181,429	159,470
Expenses
Interest expense	29,556	27,349	85,035	95,394
Provision for loss on receivables	(2,463)	1,485	6,222	2,896
Compensation and benefits	12,933	12,218	50,108	39,850
General and administrative	8,150	4,964	22,696	14,814
Total expenses	48,176	46,016	164,061	152,954
Income before equity method investments	11,974	2,866	17,368	6,516
Income (loss) from equity method investments	30,552	(7,215)	58,533	69,519
Income (loss) before income taxes	42,526	(4,349)	75,901	76,035
Income tax (expense) benefit	(7,585)	1,250	(13,794)	(11,510)
Net income (loss)	$34,941	$(3,099)	$62,107	$64,525
Net income (loss) attributable to non-controlling interest holders	407	(261)	676	366
Net income (loss) attributable to controlling stockholders	$34,534	$(2,838)	$61,431	$64,159
Basic earnings (loss) per common share	$0.39	$(0.04)	$0.70	$0.81
Diluted earnings (loss) per common share	$0.38	$(0.04)	$0.69	$0.79
Weighted average common shares outstanding—basic	87,721,756	79,335,173	86,784,895	78,407,028
Weighted average common shares outstanding—diluted	90,762,820	79,335,173	89,928,741	82,069,464
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$34,941	$(3,099)	$62,107	$64,525
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.8 million and $2.3 million for the three and nine months ended September 30, 2022 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2021	(12,697)	(900)	(56,855)	(8,268)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(6.1) million and $(9.7) million for the three and nine months ended September 30, 2022 and $0.9 million and $(1.0) million for the three and nine months ended September 30, 2021	20,109	(2,703)	31,910	3,351
Comprehensive income (loss)	42,353	(6,702)	37,162	59,608
Less: Comprehensive income (loss) attributable to non-controlling interest holders	456	(274)	405	337
Comprehensive income (loss) attributable to controlling stockholders	$41,897	$(6,428)	$36,757	$59,271

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515
Net income (loss)	—	—	—	34,534	—	407	34,941
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(12,516)	(181)	(12,697)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	19,879	230	20,109
Issued shares of common stock	1,346	13	49,020	—	—	—	49,033
Equity-based compensation	—	—	606	—	—	1,454	2,060
Issuance (repurchase) of vested equity-based compensation shares	3	—	(49)	—	—	—	(49)
Dividends and distributions	—	—	—	(33,361)	—	(525)	(33,886)
Balance at September 30, 2022	88,839	$888	$1,861,466	$(231,417)	$(14,769)	$34,858	$1,651,026

Balance at June 30, 2021	78,419	$784	$1,487,103	$(193,530)	$11,335	$16,855	$1,322,547
Net income (loss)	—	—	—	(2,838)	—	(261)	(3,099)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(896)	(4)	(900)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(2,693)	(10)	(2,703)
Issued shares of common stock	857	9	48,803	—	—	—	48,812
Equity-based compensation	—	—	985	—	—	2,730	3,715
Conversion of Convertible Notes	4,999	50	134,856	—	—	—	134,906
Dividends and distributions	—	—	—	(29,565)	—	(328)	(29,893)
Balance at September 30, 2021	84,275	$843	$1,671,747	$(225,933)	$7,746	$18,982	$1,473,385

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	61,431	—	676	62,107
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(56,236)	(619)	(56,855)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	31,563	347	31,910
Issued shares of common stock	3,126	31	126,796	—	—	—	126,827
Equity-based compensation	—	—	2,545	—	—	15,449	17,994
Issuance (repurchase) of vested equity-based compensation shares	103	1	(3,213)	—	—	—	(3,212)
Conversion of Convertible Notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(99,142)	—	(2,792)	(101,934)
Balance at September 30, 2022	88,839	$888	$1,861,466	$(231,417)	$(14,769)	$34,858	$1,651,026

Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	64,159	—	366	64,525
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(8,219)	(49)	(8,268)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	3,331	20	3,351
Issued shares of common stock	2,496	25	151,676	—	—	—	151,701
Equity-based compensation	—	—	5,226	—	—	12,739	17,965
Issuance (repurchase) of vested equity-based compensation shares	323	3	(14,020)	—	—	—	(14,017)
Dividends and distributions	—	—	—	(85,980)	—	(947)	(86,927)
Balance at September 30, 2021	84,275	$843	$1,671,747	$(225,933)	$7,746	$18,982	$1,473,385

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$62,107	$64,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	6,222	2,896
Depreciation and amortization	2,938	2,811
Amortization of financing costs	8,666	8,445
Equity-based compensation	17,994	13,503
Equity method investments	(26,340)	(45,684)
Non-cash gain on securitization	(25,201)	(37,521)
(Gain) loss on sale of receivables and investments	(218)	(720)
Loss on debt extinguishment	—	14,584
Changes in receivables held-for-sale	5,466	—
Changes in accounts payable and accrued expenses	28,154	11,606
Change in accrued interest on receivables and investments	(10,077)	(9,516)
Other	(5,736)	(3,243)
Net cash provided by (used in) operating activities	63,975	21,686
Cash flows from investing activities
Equity method investments	(143,645)	(155,461)
Equity method investment distributions received	99,599	10,936
Proceeds from sales of equity method investments	1,700	300
Purchases of and investments in receivables	(337,517)	(407,517)
Principal collections from receivables	106,695	87,548
Proceeds from sales of receivables	5,047	75,582
Purchases of real estate	(4,550)	—
Purchases of investments	(2,329)	(4,830)
Proceeds from sales of investments and securitization assets	7,020	15,197
Funding of escrow accounts	(228)	(12,069)
Withdrawal from escrow accounts	15,156	1,538
Other	(815)	546
Net cash provided by (used in) investing activities	(253,867)	(388,230)
Cash flows from financing activities
Proceeds from credit facilities	100,000	25,000
Principal payments on credit facilities	(100,000)	(22,441)
Proceeds from issuance of commercial paper notes	50,000	—
Principal payments on non-recourse debt	(22,127)	(29,900)
Proceeds from issuance of senior unsecured notes	—	1,000,000
Proceeds from issuance of convertible notes	200,000	—
Redemption of senior unsecured notes	—	(514,101)
Net proceeds of common stock issuances	127,008	151,501
Payments of dividends and distributions	(98,310)	(83,354)
Withholdings on employee share vesting	(3,211)	(14,018)
Payment of financing costs	(8,203)	(17,672)
Other	(8,128)	(13)
Net cash provided by (used in) financing activities	237,029	495,002
Increase (decrease) in cash, cash equivalents, and restricted cash	47,137	128,458
Cash, cash equivalents, and restricted cash at beginning of period	251,073	310,331
Cash, cash equivalents, and restricted cash at end of period	$298,210	$438,789
Interest paid	$62,594	$74,962
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$25,374	$45,578
Right-of-use asset obtained in exchange for lease liability	—	4,628
Issuance of common stock from conversion of Convertible Notes	7,674	135,800
Deconsolidation of non-recourse debt	—	126,139
Deconsolidation of assets pledged for non-recourse debt	—	130,513
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2022

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine- month periods ended September 30, 2022 and 2021, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Equity Method Investments
We have made equity investments in various climate solutions projects, typically in structures where we have a preferred return position. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule that typically does not correspond with our ownership percentages. Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and common equity investors, often the operator of the project, receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in climate solutions projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond that which are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for certain of these investments to allow for the receipt of financial information.
We evaluate on a quarterly basis whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative indicators whether there may be loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, with any OTTI recognized through the income statement as an impairment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Certain of our receivables are subordinate to preferred investors in a project who are allocated the majority of the project’s cash in the early years of the investment, so accordingly these investments may include the ability to defer scheduled interest payments in exchange for increasing the receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in the Change in accrued interest on receivables and investments line in the operating section of our statement of cash flows.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before November 8, 2022, and effective after September 30, 2022, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2022 and December 31, 2021, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,526	$1,511	Level 3
Government receivables	93	103	Level 3
Receivables held-for-sale	21	17	Level 3
Investments (1)	11	11	Level 3
Securitization residual assets (2)	178	178	Level 3
Liabilities (3)
Credit facilities	$101	$101	Level 3
Commercial paper notes	100	100	Level 3
Non-recourse debt	370	418	Level 3
Senior unsecured notes	1,479	1,795	Level 2
Convertible Notes:
2023 Convertible Senior Notes	132	144	Level 2
2025 Exchangeable Senior Notes	177	203	Level 2
Total Convertible Notes	309	347
(1)The amortized cost of our investments as of September 30, 2022, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of September 30, 2022 was $218 million.
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
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$12	$18	$18	$55
Purchases of investments	—	—	2	5
Sale of investments	—	—	(7)	(38)
Unrealized gains (losses) on investments recorded in OCI	(1)	—	(2)	(4)
Balance, end of period	$11	$18	$11	$18

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2022	$5	$6	$0.6	$0.9
December 31, 2021	7	—	0.1	—
(1)    Loss position is due to interest rates movements. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a risk-free rate and add a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 3% as of September 30, 2022, and 1% to 4% as of December 31, 2021. The weighted average discount rates used to determine the fair value of our investments as of September 30, 2022 and December 31, 2021 were 6.1% and 3.6%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Balance, beginning of period	$178	$188	$210	$159
Accretion of securitization residual assets	4	2	9	6
Additions to securitization residual assets	10	11	25	45
Collections of securitization residual assets	(2)	(2)	(10)	(8)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(12)	(1)	(56)	(4)
Balance, end of period	$178	$198	$178	$198
In determining the fair value of our securitization residual assets, we used a risk-free rate and add a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of September 30, 2022 and December 31, 2021. The weighted average discount rates used to determine the fair value of our securitization residual assets as of September 30, 2022 and December 31, 2021 were 6.8% and 4.3%, respectively. The difference between fair value and amortized cost is due to interest rate movements, and no securitization residual assets have been in a material loss position for more than 12 months. Losses are due to interest rate movements, and we have the intent and ability to hold these assets until a recovery of fair value.

Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Commercial and governmental receivables, real estate leases and debt investments consist primarily of receivables from various projects, U.S. federal government-backed receivables, and investment grade state and local government receivables and do not, in our view, represent a significant concentration of credit risk given the large number of diverse offtakers and other obligors of the projects. Certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2022	December 31, 2021
	(in millions)
Cash deposits	$273	$226
Restricted cash deposits (included in other assets)	25	25
Total cash deposits	$298	$251
Amount of cash deposits in excess of amounts federally insured	$296	$249
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the nine months ended September 30, 2022 or September 30, 2021.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the nine months ended September 30,
	2022	2021
	(in millions)
Gains on securitizations	$51	$55
Cost of financial assets securitized	454	665
Proceeds from securitizations	505	720
Residual and servicing assets	178	204
Cash received from residual and servicing assets	11	9
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 4% to 6% for the nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, our managed assets totaled $9.4 billion and $8.8 billion, respectively, of which $5.5 billion and $5.2 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the nine months ended September 30, 2022 or September 30, 2021. As of September 30, 2022, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $95 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of September 30, 2022, our Portfolio included approximately $3.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2022, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2022	$—	$270	$—	$—	$270
2021	—	281	—	—	281
2020	—	164	—	—	164
2019	—	451	—	2	453
2018	—	267	—	—	267
2017	24	1	—	9	34
Prior to 2017	79	100	—	—	179
Total receivables	103	1,534	—	11	1,648
Less: Allowance for loss on receivables	—	(29)	—	(5)	(34)
Net receivables (5)	103	1,505	—	6	1,614
Receivables held-for-sale	—	17	—	—	17
Investments	2	9	—	—	11
Real estate	—	358	—	—	358
Equity method investments (6)	—	1,900	22	—	1,922
Total	$105	$3,789	$22	$6	$3,922
Percent of Portfolio	3%	96%	1%	—%	100%
Average remaining balance (7)	$5	$11	$11	$11	$11

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
(4)Receivable vintage refers to the period in which in which the relevant loan agreement is signed, and a given vintage may contain loan advances made in subsequent periods to the loan agreement.
(5)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets.
(6)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
(7)Average remaining balance is calculated gross of allowance for loss on receivables and excludes approximately 227 transactions each with outstanding balances that are less than $1 million and that in the aggregate total $67 million.
Receivables
As of September 30, 2022, our allowance for loan losses was $34 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended September 30, 2022, we decreased our reserve by approximately $3 million due to improved outlook on loans in our portfolio, offset partially by reserves on new loans and loan commitments made during the period. During the nine months ended September 30, 2022, we recorded a provision of $6 million driven primarily by reserves on new loans and loan commitments made during the period, as well as an incremental reserve recorded on existing loans.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)

Commercial (1)	1,545	166	34	1,335	184	36
Government (2)	$103	$—	$—	$125	$—	$—
Total	$1,648	$166	$34	$1,460	$184	$36
(1)As of September 30, 2022, this category of assets includes $1.0 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
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
(2)As of September 30, 2022, our government receivables include $13 million of U.S. federal government transactions and $90 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2022		Three months ended September 30, 2021
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$37	$—	$37
Provision for loss on receivables	—	(3)	—	2
Write-off of allowance	—	—	—	—
Ending balance	$—	$34	$—	$39

	Nine months ended September 30, 2022		Nine months ended September 30, 2021
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$36	$—	$36
Provision for loss on receivables	—	6	—	3
Write-off of allowance	—	(8)	—	—
Ending balance	$—	$34	$—	$39
Other than the $11 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$1,648	$1	$51	$762	$834
Weighted average yield by period	8.1%	3.3%	5.2%	8.2%	8.1%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of September 30, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$11	$—	$—	$—	$11
Weighted average yield by period	4.7%	—%	—%	—%	4.7%

We had no investments that were impaired or on non-accrual status as of September 30, 2022 or December 31, 2021, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2058 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Real estate
Land	$275	$269
Lease intangibles	103	104
Accumulated amortization of lease intangibles	(20)	(17)
Real estate	$358	$356

As of September 30, 2022, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2022 to December 31, 2022	$1	$5
2023	3	24
2024	3	24
2025	3	24
2026	3	25
2027	3	25
Thereafter	67	713
Total	$83	$840

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of September 30, 2022, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$539
Various	Lighthouse Partnerships (1)	395
Various	Phase V Class A LLC	191
March 2020	University of Iowa Energy Collaborative Holdings LLC	128
Various	Vivint Solar Asset 3 HoldCo Parent, LLC	110
Various	Other investees	559
	Total equity method investments	$1,922
(1)     Represents the total of three equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of September 30, 2022, we have made capital contributions to Jupiter of approximately $536 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of approximately $870 million in preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $423 million through September 30, 2022, and additional investments are expected to be made as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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

Related Party Transactions
Of our commercial receivables, approximately $667 million are loans made to entities in which we also have non-controlling equity investments of approximately $162 million. These equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables. We recorded approximately $14 million and $45 million in interest income inclusive of any PIK interest related to these loans in the three and nine months ended September 30, 2022, respectively, compared to $15 million and $39 million in the three and nine months ended September 30, 2021, respectively. In the nine months ended September 30, 2022 and 2021, we made $113 million and $237 million, respectively, of investments in these loans to related parties, and we collected $76 million and $38 million, respectively, of principal payments related to these loans. For the nine months ended September 30, 2022 and 2021, we collected $49 million and $38 million of cash related to interest income, including cash collections of amounts accrued in prior periods, respectively, which are reflected in cash flows from operating activities.
In the second quarter of 2022, as part of a purchase and sale agreement with an equity investee, we exchanged three performing loans for equity interests in the same project companies. The GAAP carrying value of the loans was $55 million, which were exchanged in a non-cash transaction for equity method investments with no gain or loss recognized at the time of exchange as calculated using discounted cash flows at a market interest rate.
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
The following table provides additional detail on our Secured Credit Facilities as of September 30, 2022:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$50
Value of collateral pledged to credit facility	10	102
Available capacity based on pledged assets	7	9
Weighted average short-term borrowing rate	N/A	4.70%

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
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of September 30, 2022.
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
Unsecured revolving credit facilities
In February 2022, we entered into a new $600 million unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025, replacing our then-existing $400 million unsecured revolving credit facility entered into in April 2021. As of September 30, 2022, the outstanding balance on this facility was $50 million, and it currently bears interest at a weighted average rate of 4.959%. We have approximately $3 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
In September 2021, we entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in December 2022. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of September 30, 2022, we have $100 million of commercial paper notes outstanding, maturing in the fourth quarter of 2022, which together bear an average total borrowing rate of 4.05%. An amount equal to the proceeds of these notes were allocated to the refinance of commercial paper notes issued in December 2021 as well as to additional investments in eligible green projects.

Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of September 30, 2022, we have less than $1 million of remaining unamortized financing costs associated with the commercial paper program and associated letter of credit that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the commercial paper program. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date		September 30, 2022	December 31, 2021	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$74	$77	4.28%	October 2034	$—	$137	$139	Receivables, real estate and real estate intangibles
HASI SYB Trust 2016-2	61	62	4.35%	April 2037	—	67	70	Receivables
HASI SYB Trust 2017-1	143	146	3.86%	March 2042	—	231	208	Receivables, real estate and real estate intangibles
Lannie Mae Series 2019-1	91	93	3.68%	January 2047	—	120	110	Receivables, real estate and real estate intangibles
Other non-recourse debt (1)	49	62	3.15% - 7.23%	2023 to 2032	18	51	65	Receivables
Unamortized financing costs	(10)	(10)
Non-recourse debt (2)	$408	$430
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $606 million and $592 million as of September 30, 2022 and December 31, 2021, respectively. These amounts include $24 million and $19 million of restricted cash pledged for debt service payments as of September 30, 2022 and December 31, 2021, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2022 and December 31, 2021.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of September 30, 2022, were as follows:

Future minimum maturities
(in millions)
October 1, 2022 to December 31, 2022	$11
2023	25
2024	28
2025	25
2026	24
2027	33
Thereafter	272
Total minimum maturities	$418
Unamortized financing costs	(10)
Total non-recourse debt	$408

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of September 30, 2022 and December 31, 2021. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2022	December 31, 2021
	(in millions)
Principal	$1,775	$1,775
Accrued interest	23	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(18)	(21)
Carrying value of Senior Unsecured Notes	$1,777	$1,763

We recorded approximately $19 million and $58 million in interest expense related to the Senior Unsecured Notes in the three and nine months ended September 30, 2022, respectively, compared to approximately $19 million and $53 million in the three and nine months ended September 30, 2021, respectively.
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
The following are summarized terms of the Convertible Notes as of September 30, 2022:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$—	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8366	$27.15	—	$0.330
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.7278	$48.24	3.0	$0.340
2025 Exchangeable Senior Notes	200	(3)	May 1, 2025	0.000%	N/A	17.6873	$56.54	3.5	$0.375
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)During the nine months ended September 30, 2022, the $8 million in principal amount of 2022 Convertible Senior Notes which were outstanding as of December 31, 2021 were converted into 282,678 shares of common stock.
(3)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $203 million.
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
The following table presents a summary of the components of our Convertible Notes:

	September 30, 2022	December 31, 2021
	(in millions)
Principal	$344	$152
Accrued interest	—	—
Premium	3	—
Less: Unamortized financing costs	(5)	(2)
Carrying value of Convertible Notes	$342	$150

We recorded approximately $2 million and $5 million in interest expense related to our Convertible Notes in the three and nine months ended September 30, 2022, respectively, compared to $2 million and $6 million for the three and nine months ended September 30, 2021, respectively.
CarbonCount Delayed Draw Term Loan Facility
On November 1, 2022, we entered into an unsecured term loan facility with a syndicate of banks that has aggregate lending commitments of $383 million, on which we can draw during the 90 days following the effective date of the facility. Drawn amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of the inception of the term loan facility, the applicable margin is 2.225%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Beginning six months after the effective date of the facility, 1.25% of the outstanding principal balance will be due quarterly. The term loan facility has a maturity date of October 31, 2025, and loans under the facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The term loan facility also includes customary events of default and remedies.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2022, there have been no such actions resulting in claims against the Company.
In the three months ended September 30, 2022, we made a guarantee related to the financing of three of our joint venture entities that owns debt securities of energy efficiency projects. We received $64 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2023. As of September 30, 2022, our maximum obligation under this guarantee is approximately $80 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of September 30, 2022, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6 to our financial statements in this Form 10-Q. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(8) million and $(14) million for the three and nine months ended September 30, 2022, respectively, compared to a $1 million and $(12) million income tax (expense) benefit in the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2022 and 2021, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2022 and 2021.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2021 and 2022:

Announced Date	Record Date		Pay Date	Amount per share
2/18/2021	4/5/2021		4/12/2021	$0.350
5/4/2021	7/2/2021		7/9/2021	$0.350
8/5/2021	10/1/2021		10/8/2021	$0.350
11/4/2021	12/28/2021	(1)	01/11/2022	$0.350
2/17/2022	04/4/2022		04/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
8/4/2022	10/4/2022		10/11/2022	$0.375
11/3/2022	12/28/2022		01/6/2023	$0.375
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2021	ATM	1.639	$63.55	$103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
Q4 2021	ATM	0.830	59.82	49
Q1 2022	ATM	1.050	48.14	50
Q2 2022	ATM	0.731	38.91	28
Q3 2022	ATM	1.346	36.85	49
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2023 to 2026 subject to service, performance and market conditions. During the nine months ended September 30, 2022, our board of directors awarded employees and directors 342,598 shares of restricted stock, restricted stock units and LTIP Units that vest from 2023 to 2026. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and nine months ended September 30, 2022 we recorded $2 million and $18 million of stock based compensation, respectively, compared to $4 million and $14 million during the three and nine months ended September 30, 2021. $9 million of the expense for the nine months ended September 30, 2022 is due to the acceleration of expense upon adoption of a retirement policy in the second quarter of 2022. The retirement policy provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. Upon adoption of the policy, we recognized any remaining unrecognized share based compensation expense for awards to employees who met the retirement criteria at the time of adoption and accelerated the recognition of expense for employees who will meet the criteria prior to the vesting of their existing awards. Of the prior-year nine-month period expense, $2 million is related to the acceleration of compensation expense related to an employee with a change in employment status that occurred in the first quarter of 2021. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $14 million as of September 30, 2022. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	367,177	$27.77	$10.2
Granted	80,887	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(3,757)	51.43	(0.2)
Ending Balance — December 31, 2021	193,549	$38.66	$7.5
Granted	30,911	46.55	1.4
Vested	(93,646)	46.46	(4.3)
Forfeited	(1,985)	46.24	(0.1)
Ending Balance — September 30, 2022	128,829	$34.76	$4.5
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	(3,480)	39.92	(0.1)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(3,024)	47.46	(0.1)
Ending Balance — September 30, 2022	60,402	$51.05	$3.1

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	161,347	45.49	7.3
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance — September 30, 2022	263,773	$42.97	$11.3

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance — December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — September 30, 2022	324,028	$42.84	$13.9

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$34.5	$(2.8)	$61.4	$64.2
Less: Dividends and distributions on participating securities	(0.1)	(0.2)	(0.5)	(0.7)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — basic	34.4	(3.0)	60.9	63.5
Add: Interest expense related to Convertible Notes under the if-converted method	0.3	—	1.0	1.0
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$34.7	$(3.0)	$61.9	$64.5

Denominator:
Weighted-average number of common shares — basic	87,721,756	79,335,173	86,784,895	78,407,028
Weighted-average number of common shares — diluted	90,762,820	79,335,173	89,928,741	82,069,464
Basic earnings per common share	$0.39	$(0.04)	$0.70	$0.81
Diluted earnings per common share	$0.38	$(0.04)	$0.69	$0.79

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,136,809	559,686	955,574	459,848

	As of September 30, 2022	As of September 30, 2021
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	392,602	581,301
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	392,602	581,301
Restricted stock units	60,402	81,846
LTIP Units with market-based vesting conditions	324,028	347,478
Potential shares of common stock related to Convertible Notes	6,517,086	349,175

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $31 million and $59 million during the three and nine months ended September 30, 2022, respectively, compared to $(7) million and $70 million during the three and nine months ended September 30, 2021, respectively. Certain of our projects have incurred unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. We describe our accounting for non-controlling equity investments in Note 2.
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

	Lighthouse Renewable HoldCo LLC	Lighthouse Renewable HoldCo 2 LLC	Phase V Class A LLC	Vivint Solar Asset 3 Holdco Parent LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2022
Current assets	$39	$20	$63	$21	$596	$739
Total assets	828	425	276	397	10,663	12,589
Current liabilities	65	29	40	10	600	744
Total liabilities	315	134	50	378	4,905	5,782
Members' equity	513	291	226	19	5,758	6,807
As of December 31, 2021
Current assets	102	48	17	13	725	905
Total assets	750	472	198	384	10,264	12,068
Current liabilities	105	49	37	12	658	861
Total liabilities	211	130	43	379	4,400	5,163
Members' equity	539	342	155	5	5,864	6,905
Income Statement
For the six months ended June 30, 2022
Revenue	(30)	(33)	4	20	130	91
Income (loss) from continuing operations	(53)	(51)	(1)	—	(237)	(342)
Net income (loss)	(53)	(51)	(1)	—	(237)	(342)
For the six months ended June 30, 2021
Revenue	(71)	—	1	11	48	(11)
Income (loss) from continuing operations	(88)	—	—	4	(286)	(370)
Net income (loss)	(88)	—	—	4	(286)	(370)
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
•Grid-Connected (“GC”): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Sustainable Infrastructure (“SI”): upgraded transmission and distribution systems, water and storm water infrastructure, fleet transportation, renewable natural gas, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
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
We completed approximately $273 million and $944 million of transactions during the three and nine months ended September 30, 2022, respectively, compared to approximately $359 million and $1.1 billion during the same periods in 2021, respectively. As of September 30, 2022, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $3.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2022, our Portfolio consisted of over 366 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2022, we managed approximately $5.5 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2022, we manage approximately $9.4 billion of assets which we refer to as our “Managed Assets”.

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
Our equity investments in climate solutions projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. We also own, directly or through equity investments, land which is leased under long-term agreements to renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, that incentivizes the construction of and investment in climate solutions will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of September 30, 2022, our pipeline consisted of more than $4.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 47% is related to BTM assets and 35% is related to GC assets, with the remainder related to other sustainable infrastructure. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2022. Various uncertainties, including those surrounding COVID-19, may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $3.9 billion as of September 30, 2022 and included approximately $2.2 billion of BTM assets and approximately $1.6 billion of GC assets, with the remainder in SI assets. Approximately 48% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 42% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments, on our balance sheet, and 10% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 366 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of September 30, 2022.
Our Portfolio included the following as of September 30, 2022:
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
The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2022:

	Balance		Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$123		2023 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	115		2024 to 2056
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	799		2024 to 2069
Fixed-rate receivables, interest rates greater than 8.00% per annum	611		2024 to 2047
Receivables	1,648	(1)
Allowance for loss on receivables	(34)
Receivables, net of allowance	1,614
Fixed-rate investments, interest rates less than 5.00% per annum	4		2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	7		2047 to 2051
Total receivables and investments	$1,625
(1)    Excludes receivables held for sale of $17 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$34	$26	$97	$75
Average balance of receivables	$1,665	$1,249	$1,602	$1,230
Average interest rate of receivables	8.1%	8.3%	8.1%	8.2%
Interest income, investments	$—	$—	$—	$1
Average balance of investments	$12	$17	$14	$29
Average interest rate of investments	4.4%	3.9%	4.3%	3.9%
Rental income	$7	$6	$20	$19
Average balance of real estate	$359	$357	$358	$358
Average yield on real estate	7.4%	7.2%	7.3%	7.2%
Average balance of receivables, investments, and real estate	$2,036	$1,624	$1,974	$1,618
Average yield from receivables, investments, and real estate	7.9%	8.0%	7.9%	7.9%
Debt
Interest expense (1)	$30	$27	$85	$79
Average balance of debt	$2,777	$2,532	$2,667	$2,264
Average cost of debt	4.3%	4.3%	4.3%	4.7%
(1) Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2022:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$1,648	$25	$153	$833	$637
Investments	11	—	1	1	9

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2022,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2022,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021

	Three months ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$34,303	$26,236	$8,067	31%
Rental income	6,609	6,430	179	3%
Gain on sale of receivables and investments	14,490	13,072	1,418	11%
Fee income	4,748	3,144	1,604	51%
Total Revenue	60,150	48,882	11,268	23%
Expenses
Interest expense	29,556	27,349	2,207	8%
Provision for loss on receivables	(2,463)	1,485	(3,948)	(266)%
Compensation and benefits	12,933	12,218	715	6%
General and administrative	8,150	4,964	3,186	64%
Total expenses	48,176	46,016	2,160	5%
Income (loss) before equity method investments	11,974	2,866	9,108	318%
Income (loss) from equity method investments	30,552	(7,215)	37,767	(523)%
Income (loss) before income taxes	42,526	(4,349)	46,875	(1,078)%
Income tax (expense) benefit	(7,585)	1,250	(8,835)	(707)%
Net income (loss)	$34,941	$(3,099)	$38,040	(1,228)%

•Net income (loss) increased by $38 million due to an increase in equity method investments income (loss) of $38 million and an $11 million increase in total revenue, offset by a $2 million increase in total expenses and a $9 million increase in income tax benefit (expense).
•Total revenue increased by $11 million due to a $8 million increase in interest income, driven primarily by a higher average Portfolio balance offset by a decrease in average interest rate and by a $3 million increase in gain on sale and fee income, driven by a change in the mix and volume of assets being securitized.
•Interest expense increased by $2 million primarily due to a larger average outstanding debt balance. We released $2 million from our allowance for loan losses, driven primarily by improvements in loans in our Portfolio, offset partially by provision for loans and loan commitments made during the quarter.

•Compensation and benefits and general and administrative expenses increased by $4 million due to additional investment in corporate infrastructure and corporate governance expenses.
•Income (loss) from equity method investments using HLBV allocations increased by $38 million primarily due to income from new projects in the current period and lower losses related to mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax expense increased by $9 million primarily due to the increase in GAAP net income.

Comparison of the Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$97,904	$76,352	$21,552	28%
Rental income	19,716	19,361	355	2%
Gain on sale of receivables and investments	51,252	54,988	(3,736)	(7)%
Fee income	12,557	8,769	3,788	43%
Total Revenue	181,429	159,470	21,959	14%
Expenses
Interest expense	85,035	95,394	(10,359)	(11)%
Provision for loss on receivables	6,222	2,896	3,326	115%
Compensation and benefits	50,108	39,850	10,258	26%
General and administrative	22,696	14,814	7,882	53%
Total expenses	164,061	152,954	11,107	7%
Income (loss) before equity method investments	17,368	6,516	10,852	167%
Income (loss) from equity method investments	58,533	69,519	(10,986)	(16)%
Income (loss) before income taxes	75,901	76,035	(134)	—%
Income tax (expense) benefit	(13,794)	(11,510)	(2,284)	20%
Net income (loss)	$62,107	$64,525	$(2,418)	(4)%
•Net income decreased by $2 million due to a decrease in equity method investment income of $11 million, an increase in total expenses of $11 million, and a decrease in income tax (expense benefit) of $2 million, offset by an increase in total revenue of $22 million.
•Total revenue increased by $22 million due to a $22 million increase in interest income resulting from a higher average Portfolio balance and a $4 million increase in fee income due to additional deferred fee income on our securitizations, offset partially by a decrease in gain on sale revenue of $4 million due to a change in the mix of assets being securitized.
•Interest expense decreased by $10 million due to a one time loss on the redemption of senior unsecured notes in the prior period which did not recur, offset by additional expense from a larger average outstanding debt balance with a lower average rate. We recorded a provision for loss on receivables of $6 million primarily as a result of loans and loan commitments.
•Compensation and benefits expense increased by $10 million primarily due to the acceleration of share based compensation associated with the adoption of a new retirement policy in the second quarter of 2022. General and administrative expenses increased by $8 million due to additional investment in corporate infrastructure, charitable contributions, and an increase in corporate governance expenses.
•Income from equity method investments decreased by $11 million primarily due to the impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations.
•Income tax expense increased by $2 million due to an increase in our estimated annual effective tax rate.

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
We have acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and nine months ended September 30, 2022 and 2021.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in millions)
Income (loss) under GAAP	$31	$(7)	$59	$70

Distributable earnings	$31	$26	$99	$77
Return of capital/(deferred cash collections)	49	(13)	33	(42)
Cash collected (1)	$80	$13	$132	$35

(1)    Cash collected during the three- and nine-months ended September 30, 2022 includes $64 million related to the issuance of debt by three of our equity method investees, the repayment of which we have guaranteed.
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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$34,534	$0.38	$(2,838)	$(0.04)	$61,431	$0.69	$64,159	$0.79
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(30,552)		7,215		(58,533)		(69,519)
Equity method investments earnings adjustment	31,315		25,898		98,960		76,570
Equity-based compensation charges	2,060		3,715		17,993		13,503
Provision for loss on receivables (2)	(2,463)		1,485		6,222		2,896
Loss (gain) on debt modification or extinguishment	—		—		—		16,083
Amortization of intangibles	760		823		2,360		2,468
Non-cash provision (benefit) for income taxes	7,585		(1,250)		13,794		11,510
Current year earnings attributable to non-controlling interest	407		(261)		676		366
Distributable earnings (3)	$43,646	$0.49	$34,787	$0.41	$142,903	$1.61	$118,036	$1.42
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
(3)Distributable earnings per share are based on 89,635,572 and 88,612,178 shares for the three and nine months ended September 30, 2022, respectively, and 83,912,769 and 83,118,733 shares for the three and nine months ended September 30, 2021, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares upon conversion. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.
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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Interest income	$34,303	$26,236	$97,904	$76,352
Rental income	6,609	6,430	19,716	19,361
GAAP-based investment revenue	40,912	32,666	117,620	95,713
Interest expense	29,556	27,349	85,035	95,394
GAAP-based net investment income	11,356	5,317	32,585	319
Equity method earnings adjustment	31,315	25,898	98,960	76,570
Loss (gain) on debt modification or extinguishment	—	—	—	16,083
Amortization of real estate intangibles	760	772	2,292	2,317
Distributable net investment income	$43,431	$31,987	$133,837	$95,289

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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	September 30, 2022	December 31, 2021
	(in millions)
Equity method investments	$1,922	$1,760
Commercial receivables, net of allowance	1,511	1,299
Government receivables	103	125
Receivables held-for sale	17	22
Real estate	358	356
Investments	11	18
GAAP-based Portfolio	3,922	3,580
Assets held in securitization trusts	5,501	5,199
Managed Assets	$9,423	$8,779
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
Our Portfolio totaled approximately $3.9 billion as of September 30, 2022. Unlevered portfolio yield was 7.4% as of September 30, 2022 and 7.5% as of December 31, 2021. Portfolio yield decreased primarily due to adjustments in the expected performance of certain of our assets as a result of grid congestion in the power market where those assets are located. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2022.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated during the quarter ended September 30, 2022, will avoid annual carbon emissions by approximately 49,000 metric tons, equating to a CarbonCount® of 0.18. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
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
We have adequate liquidity as of September 30, 2022, with unrestricted cash balances of $273 million, an unsecured revolving credit facility with an unused capacity of $550 million, and $16 million of available capacity in our secured revolving credit facilities. As of September 30, 2022, we had used the available $100 million capacity in our green commercial paper program. During 2022, we have issued $127 million in equity. In March 2022, $8 million of our 2022 Senior Convertible Notes were converted into 282,678 shares of common stock, with the remaining notes redeemed for cash of $0.5 million. In April 2022, we issued $200 million principal amount of Senior Exchangeable Notes which mature in 2025, have a 0.00% coupon and accrete to a premium at maturity at an effective rate of 3.25% annually. In November of 2022, we entered into a delayed draw term loan facility with a committed and available amount of $383 million. As of September 30, 2022, we had $418 million of non-recourse borrowings, $1.8 billion of senior unsecured notes and $344 million of Convertible Notes outstanding. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of September 30, 2022, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.5 billion.
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

Maturities of Recourse Debt in Millions as of September 30, 2022
$1,100
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.7 to 1 as of September 30, 2022, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 93% as of September 30, 2022, which is within our targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	September 30, 2022	% of Total	December 31, 2021	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$200	7%	$151	6%
Fixed-rate debt	2,528	93%	2,342	94%
Total debt (2)	$2,728	100%	$2,493	100%
Equity	$1,651		$1,567
Leverage	1.7 to 1		1.6 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper issuances with less than six months original maturity.
(2)Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $298 million and $251 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2022 and December 31, 2021, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $64 million for the nine months ended September 30, 2022, driven primarily by net income of $62 million plus adjustments for non-cash and other items of $2 million. The non-cash and other adjustments consisted of increases of $18 million related to equity-based compensation, $12 million of depreciation and amortization, $28 million related to changes in accounts payable and accrued expenses, $6 million related to provision for loss on receivables, and $5 million in changes in receivables held-for-sale. These were partially offset by decreases of $26 million related to equity method investments, $25 million related to gains on securitizations, $10 million related to portfolio accrued interest, and $6 million related to other items.
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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $254 million for the nine months ended September 30, 2022. We made $340 million of investments in receivables and fixed rate debt-securities, made $144 million of equity method investments and purchased $5 million of real estate. We collected $107 million of principal payments from receivables and fixed rate debt-securities, $101 million from equity method investments in excess of income recognized to date under GAAP, and $12 million from the sale of receivables and investments, and withdrew $15 million from escrow accounts.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $237 million for the nine months ended September 30, 2022. We received $200 million from the issuance of Convertible Notes, $100 million from our credit facilities, $127 million of net proceeds from issuances of common stock and $50 million of net proceeds from the issuance of green commercial paper notes, which were offset by $100 million of payments on credit facilities, $22 million of principal prepayments on non-recourse debt, $8 million for financing costs, $3 million for withholding requirements resulting from the vesting of employee shares and payments of $107 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $181 million as of September 30, 2022, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of September 30, 2022, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of September 30, 2022, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We are subject to interest rate risk in connection with new asset originations and our borrowings, including our credit facilities and commercial paper program, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.
Typically, our long-term debt, or that of the projects in which we invest if applicable, is at fixed rates or at times interest rate hedges may be used to convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges, if any, on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.
We have $200 million of debt with variable interest rates outstanding as of September 30, 2022, including our revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $200 million in variable rate borrowings by $251 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Commodity and Environmental Attribute Price Risk
When we make equity or debt investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis as opposed to BTM projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. Projects in which we invest, or in which we may plan to invest, may also be exposed to volatility in the prices of environmental attributes, such as renewable energy credits or other similar credits which the project may produce.
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas price volatility continues or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a location different than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ.
We believe high prices in natural gas may increase the demand for other projects such as renewable energy that may be a substitute for natural gas, and that low prices in natural gas may increase demand for some types of our projects, such as combined heat and power. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. Volatility in retail power prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2022, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2022, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2021 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2022, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.

The table below summarizes our repurchases of common stock during 2022. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2022	45,045	$49.09	N/A	N/A
May 1 - May 31, 2022	25,295	37.53	N/A	N/A
June 1 - June 30, 2022	20	39.20	N/A	N/A
August 1 - August 30, 2022	1,152	43.11	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2022.
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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 8, 2022	/s/ Jeffrey W. Eckel
Jeffrey W. Eckel
Chairman, Chief Executive Officer and President

Date: November 8, 2022	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Financial Officer, Chief Operating Officer and Executive Vice President

Date: November 8, 2022	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President