Form 10-K
period 2022-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2023-02-21
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35877

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Maryland		46-1347456
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
One Park Place		21401
Suite 200
Annapolis	MD
(Address of principal executive offices)		(Zip Code)
(410) 571-9860
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	HASI	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $3.3 billion based on the closing sales price of the registrant’s common stock on June 30, 2022 as reported on the New York Stock Exchange.
On February 16, 2023, the registrant had a total of 91,010,597 shares of common stock, $0.01 par value, outstanding (which includes 155,453 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•We operate in a competitive market, which may impact the terms of the investments we make.
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
•Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.

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
Item 1.    Business
GENERAL
We invest in climate solutions developed or sponsored by leading companies in the energy efficiency, renewable energy and other sustainable infrastructure markets. We believe that we were one of the first U.S. public companies solely dedicated to climate solutions. Our goal is to generate attractive returns from a diversified portfolio of project company investments with long-term, predictable cash flows from proven technologies that reduce carbon emissions or increase resilience to climate change. Our vision is that every investment improves our climate future. In executing this vision, we focus on a wide variety of climate solutions including:

•Building Energy Efficiency	•LED Building Lighting
•Energy Efficient Heating, Cooling and Ventilation	•Building Controls and Sensors
•Combined Heat and Power Systems	•Electric Distribution Systems
•LED Street Lighting	•Distributed Commercial and Industrial Solar
•Community Solar	•Residential Solar
•Utility Scale Solar	•Utility Scale Wind
•Water and Stream Distribution Systems	•Clean Fleet Transportation
•Nature Based Solutions and Environmental Credits	•Storm Water Management
•Renewable Natural Gas	•Other Climate Related Technologies
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
We completed approximately $1.8 billion of transactions during 2022, compared to approximately $1.7 billion during 2021. As of December 31, 2022, we held approximately $4.3 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees. As of December 31, 2022, we managed approximately $5.5 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2022, we manage approximately $9.8 billion of assets, which we refer to as our “Managed Assets.”
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, that incentivizes the construction of and investment in climate solutions will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of December 31, 2022, our pipeline consisted of more than $4.5 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
We are committed to leadership in transparent disclosure on environmental, social, and governance (“ESG”) matters. Beginning in 2013, we became one of the first capital providers to evaluate the carbon efficiency of our Portfolio by utilizing CarbonCount. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board led initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”) and provide the recommended disclosures in our Form 10-K. In 2020, we joined the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets. We began to report in accordance with PCAF in 2022. For further information on our ESG disclosures, see the discussion in the sections titled “Investment Strategy” and “Environmental and Social Responsibility and Corporate Governance” herein. We are committed to providing transparent disclosures on our human capital management, which can be found herein in the section titled “Human Capital Strategy.” In 2021, we founded the Hannon Armstrong Foundation, which provides monetary and non-monetary support to programs that align with our philanthropic priorities of ensuring equal access to climate solutions, empowering and creating opportunity for marginalized individuals and communities, and creating a local impact.
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
•Grid-Connected (“GC”): renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, and wind, to generate power production where the off-taker or counterparty may be part of the wholesale electric power markets; and
•Sustainable Infrastructure (“SI”): upgraded transmission and distribution systems, water and storm water infrastructure, transportation fleet enhancements, renewable natural gas plants, and other projects that improve water or energy efficiency, increase resiliency, positively impact the environment or more efficiently use natural resources.
Of our pipeline, 42% is related to BTM assets and 45% is related to GC assets, with the remainder related to SI. We prefer investments in which the assets use proven technology and have a long-term, creditworthy off-taker or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights. For GC assets, the off-takers or counterparties may be utility or electric users who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life.
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
Our equity investments in climate solutions projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements, or other real estate rights. We also own, directly or through equity investments, land that is leased under long-term agreements to renewable energy projects where our investment returns are typically senior to most project costs, debt, and equity.
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
As of December 31, 2022, our Portfolio consisted of over 340 investments, with approximately 56% of our Portfolio invested in BTM assets and approximately 40% invested in GC assets, which include our land holdings. The mix of our Portfolio is expected to vary over time, as we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor, and maturity.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount, we use emissions factor data, expressed on a CO2 equivalent basis, from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2022 will reduce annual carbon emissions by over 600 thousand metric tons, equating to a CarbonCount of 0.35. In addition to carbon, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
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
FINANCING STRATEGY
We believe we have available a broad range of financing sources as part of our strategy to fund our investments in climate solutions. We may finance our investments through the use of non-recourse debt, recourse debt or equity and may also finance such transactions through the use of off-balance sheet securitizations or syndication structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, term loans, repurchase agreements, and public and private debt issuances, including convertible debt and off-balance sheet securitization structures, as a means of financing our business. We may also consider the use of special purpose entities or funds in which outside investors participate to allow us to expand the investments that we make or to manage our Portfolio diversification.
The decision on how we finance our business is largely driven by market conditions including the overall interest rate environment, prevailing credit spreads and the terms of available financing. During periods of market disruption, certain sources of financing may be less accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of financial leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may use, our Board has established a target limit of our leverage ratio, defined as the ratio of debt to equity, of at or below 2.5 to 1, and a target range for our percentage of fixed rate debt to total debt of between 75% and 100%, allowing for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.
In our off-balance sheet financings, we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. The availability of securitization counterparties has remained high throughout various market cycles due to investor demand for high credit quality, long-term climate-positive investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks. We also typically manage and service these assets in exchange for fees. We may also use other funds or structures where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheets of other investors and advising various companies with respect to structuring investments.
Refer to Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources, for additional discussion on our financings and our ratios and Item 8. Financial Statements and Supplementary Data, Notes 5, 7 and 8 to our financial statements for further information on the types and amounts of our financing activities.
HUMAN CAPITAL STRATEGY
An emphasis on a durable social fabric, including diverse, engaged, and fairly compensated staff, is an important factor in our financial success. Our culture is focused on hiring and retaining highly talented employees with diverse backgrounds and empowering them to create value for our stockholders, and our success is dependent on employee understanding of and investment in their role in that value creation. Our employees are responsible for upholding our vision, purpose, and values.
It is important to us that our employees are engaged in our mission of sustainability because we believe engagement improves their performance, as well as our employee recruitment and retention. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of sustainability and regularly meets with small groups of employees to receive their feedback on our business. We also meet no less than quarterly as a Company to provide information to employees on our mission, strategic planning and financial results. We continuously evaluate our employees’ level of engagement through in-person or remote meetings that include asking open-ended questions and through formal surveys or similar tools administered on a periodic basis.
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
We care about our employees’ employment experience and recognize them as individuals who are motivated in different ways. Managers hold performance conversations with their employees on a periodic basis to ensure they receive the performance feedback they deserve, and to allow managers to obtain insight into how to support the development of their staff, and to ensure that performance expectations are clear and aligned with the overarching objectives of the Company. We also provide continuous dialogue in between these formal touchpoints.

We believe we provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Therefore, employees typically receive a portion of their compensation in the form of annual bonuses as well as equity grants which are both tied in part to the Company’s financial performance. We encourage our employees to contribute their time to support various community and charitable activities and contribute to local community organizations with a primary focus on organizations addressing issues around environmental and social justice. In addition to competitive base salaries, cash bonuses, and equity participation for most employees, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay substantially all of the cost of our employees’ healthcare insurance. Further, in addition to what we believe to be market total rewards benefits, we provide additional benefits, such as on-site seasonal vaccination clinics, back-up childcare solutions, and a tuition reimbursement program.
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
Decisions regarding staffing, selection, and promotions are made on the basis of individual qualifications related to the requirements of the position. We are committed to identifying and developing the next generation of leaders. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the sourcing and/or promotion of highly-qualified women, people of color and other under-represented groups for management and Board positions. To better support our female and underrepresented employees in their onboarding, training, development and progression within the Company, we have established a mentorship program where certain members of our Board mentor female employees who are developing managers.
Our policy is “equal pay for equal work” in compliance with applicable state law. Compensation for our employees is based upon experience, seniority, educational attainment, and individual contribution and company performance against goals.
As of December 31, 2022, we employed 114 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics” for discussion of metrics related to our Human Capital Strategy.
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
•effective March 1, 2023, we have separated the executive chairman and chief executive officer roles as discussed in Item 9B of this Form 10-K;
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
OUR FOCUS ON TRANSPARENT ESG REPORTING
We believe in transparent reporting relating to ESG matters because we believe such reporting improves the understanding of our financial results. As discussed in the “Investment Strategy” section above, we quantify the environmental impact of every transaction we execute through the application of CarbonCount. Our 2022 CarbonCount and avoided emissions for investments originated in 2022 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Environmental Metrics”.
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
In addition to the above environmental reporting initiatives, in 2022, we reported our corporate emissions under PCAF, a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets. We also disclose metrics related to our Human Capital Strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Human Capital Metrics”. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount, and in some instances are able to achieve better borrowing rates by achieving certain CarbonCount scores. Certain of our debt issuances have been evaluated to determine that they meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles.

COMPETITION
We compete against a number of parties, including banks, private equity, hedge or infrastructure investment funds, insurance companies, mutual funds, institutional investors, investment banking firms, specialty finance companies, utilities, independent power producers, project developers, pension funds, governmental bodies, private credit platforms, green banks, and public entities established to own infrastructure assets and other entities.
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
For additional information concerning these competitive risks, see “Item 1A. Risk Factors—We operate in a competitive market, which may impact the terms of the investments we make.”
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND OTHER LEADERSHIP TEAM PERSONNEL
Our executive officers and other leadership team personnel and their biographies are provided below. On February 16, 2023, we announced that Jeffrey W. Eckel will become executive chair of our Board, Jeffrey A. Lipson will become president and chief executive officer, and Marc T. Pangburn will become executive vice president and chief financial officer, each effective as of March 1, 2023.
Jeffrey W. Eckel, 64, has served as our president, chief executive officer, and chairman of our Board since 2013 and was with the predecessor of our company as president and chief executive officer since 2000 and prior to that from 1985 to 1989 as a senior vice president. Mr. Eckel is on the board of trustees of The Nature Conservancy of Maryland and DC. Mr. Eckel was appointed by the governor of Maryland to the board of the Maryland Clean Energy Center in 2011 where Mr. Eckel served until 2016 while also serving as its chairman from 2012 to 2014. Mr. Eckel has over 35 years of experience in financing, owning and operating infrastructure and energy assets. Mr. Eckel received a Bachelor of Arts degree from Miami University in 1980 and a Master of Public Administration degree from Syracuse University, Maxwell School of Citizenship and Public Affairs, in 1981. He holds Series 24, 63 and 79 securities licenses.
Jeffrey A. Lipson, 55, has served as an executive vice president and our chief operating officer since 2021 and as our chief financial officer since 2019. Previously, Mr. Lipson was president and chief executive officer and director of Congressional Bancshares and its subsidiary Congressional Bank (now Forbright Bank). Mr. Lipson has also been a senior vice president and the treasurer of CapitalSource Inc. and its subsidiary CapitalSource Bank and a senior vice president, Corporate Treasury, at Bank of America and its predecessor FleetBoston Financial. Mr. Lipson received a Bachelor of Science degree in Economics from Pennsylvania State University in 1989 and a Masters in Business Administration in Finance from New York University’s Leonard N. Stern School of Business in 1993. Mr. Lipson serves on the board of directors of the Jewish Council for the Aging of Greater Washington.
Susan D. Nickey, 62, has served as an executive vice president and our chief client officer since January 2021 and is responsible for leading business development and managing client relationships. Ms. Nickey previously served as a managing director from 2014 to 2021. Ms. Nickey currently serves as chair-elect on the board of directors of the American Clean Power Association and is a member of the President’s Council at Ceres, a non-profit sustainability advocacy organization. Previously, she founded and served as CEO of Threshold Power. Ms. Nickey received a Bachelor in Business Administration from the University of Notre Dame in 1983 and a Master’s of Science in Foreign Service from Georgetown University in 1986.
Steven L. Chuslo, 65, has served as an executive vice president and our general counsel and secretary since 2013 and the chief legal officer since January 2021. Previously, Mr. Chuslo has served with the predecessor of our company as general counsel and secretary since 2008. Mr. Chuslo is responsible for governance support to the Board and management and oversees the company’s legal resources in the investment and portfolio management activities. Mr. Chuslo has more than 30 years of experience in the fields of securities, commercial and project finance, energy project development, and U.S. federal regulation. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst and a Juris Doctorate from the Georgetown University Law Center.
Nathaniel J. Rose, CFA, 45, has served as executive vice president since 2015 and a co-chief investment officer beginning in 2021. Previously, Mr. Rose served as our chief operating officer from 2015 to 2017, our chief investment officer from 2013 to 2015 and 2017 to 2020 and has been with the Company and its predecessor since 2000. Mr. Rose has been involved with a vast majority of our transactions since 2000. Mr. Rose earned a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000, a Master of Business Administration degree from the Darden School of

Business Administration at the University of Virginia in 2009, is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.
Daniel K. McMahon, CFA, 51, has served us as an executive vice president since 2015 and is the co-head of our portfolio management group and the head of our syndication group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received his Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Marc T. Pangburn, 37, has served as an executive vice president and a co-chief investment officer since January 2021. Mr. Pangburn joined the Company in 2013 and previously served as a managing director until 2021, and is jointly responsible for the Company’s investing activities. Previously, Mr. Pangburn worked at MP2 Capital, a solar development and financing company, where he was responsible for structuring the firm’s transactions, and worked in the private capital group at New York Life Investments, focusing on utilities, energy and infrastructure debt and equity investments. Mr. Pangburn received his Bachelor of Arts degree in economics from Drew University.
Richard R. Santoroski, 58, has served as executive vice president and co-head of portfolio management since October 2021, previously serving as chief analytics officer since January 2021 after joining the company in 2020 as a managing director. Mr. Santoroski is responsible for integrating analytics across portfolio, investment, and risk-related decisions. Previously, Mr. Santorski served as co-founder and managing partner of Wye Holdings from 2017 to 2020. From 2012 to 2016, he served as co-founder and managing director of American Capital Energy and Infrastructure (ACEI), an emerging markets investor in power generation projects across Africa, Asia, Latin America, and the Middle East. Prior to ACEI, Mr. Santoroski served as executive vice president, chief risk officer, and head of corporate mergers, acquisitions & development of The AES Corporation. Prior to joining AES, he worked for several years at New York State Electric and Gas as an engineer and energy trader. Mr. Santoroski holds a Bachelor of Science degree in electrical engineering from Pennsylvania State University as well as a Master of Science degree in electrical engineering and a Master of Business Administration degree from Syracuse University.
Katherine McGregor Dent, 50, has served as our senior vice president and chief human resources officer since April 2020, focusing on culture, strategy, and organizational development. Previously, Ms. Dent served as vice president, deputy general counsel, and assistant secretary from 2003 to 2020, where she played a key role in structuring, developing, negotiating, and closing billions of dollars of transactions for the Company. Ms. Dent received a Bachelor of Arts in English from Niagara University in 1993 and a Juris Doctor from the University at Buffalo School of Law in 1996. Ms. Dent serves on the board of trustees for St. Anne’s School of Annapolis, for which she served as Chair from 2020 to 2022.
Amanuel Haile-Mariam, 43, has served as a managing director since joining the Company in 2021 and is responsible for the company’s structured investments in Grid-Connected renewable energy markets. Prior to joining the Company, Mr. Haile-Mariam worked at GE Energy Financial Services for 15 years leading the execution, asset management, capital raise and divestment of energy infrastructure projects. Prior to joining GE Energy Financial Services, he worked at GE Corporate Audit Staff, conducting financial audits, leading simplification and operational excellence projects. Mr. Haile-Mariam received his Bachelor of Science degree in accounting and Master of Business Administration in finance from the University of Connecticut.
Charles W. Melko, CPA, 42, has served as a senior vice president and our chief accounting officer since 2017 and as our treasurer since January 2021. He joined the Company in 2016 as a senior vice president and controller and has since been responsible for leading the company’s accounting and financial reporting function. In his treasurer role, he is involved in the company’s cash management and related capital markets activities. Previously, he served in a number of roles at PricewaterhouseCoopers LLP since 2005, including as a Senior Manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy in 2002, a Master of Business Administration degree in 2005 and a Master of Science degree in Accountancy from Wheeling Jesuit University in 2005. He holds a CPA license in West Virginia and Maryland and is also a Certified Treasury Professional (CTP).
Annmarie Reynolds, 53, has served as a managing director since joining the Company in 2022 and is responsible for building and growing the company’s investment in markets beyond current asset classes. Prior to joining the Company, Ms. Reynolds worked at The AES Corporation for 22 years serving in several senior roles including chief customer officer, chief commercial officer – US and Eurasia, chief risk officer and managing director climate solutions. Prior to joining The AES Corporation, she worked several years at New York State Electric and Gas as an energy trader and engineer. Ms. Reynolds received her Bachelor of Science degree in Mechanical Engineering from Rutgers University, the State University of New Jersey.
Daniela Shapiro, 48, joined the Company as managing director in 2022 and is responsible for growing the company’s investments in Behind-the-Meter opportunities and expanding solutions for broader onsite and as-a-service offerings. Daniela has over 20 years of energy industry experience. Prior to joining the Company, Ms. Shapiro was the CFO for Guzman Energy

and held various other executive positions, including at SoCore/ ENGIE. Prior to this, Ms. Shapiro worked in the banking industry for 10 years, where she was responsible for deploying capital in energy and infrastructure assets, including tax equity investments in renewable energy projects. Ms. Shapiro received her Bachelor of Science degree in Electrical Engineering from UNIFEI in Brazil, and her MBA from Northwestern University’s Kellogg School of Management.
AVAILABLE INFORMATION
We maintain a website at www.hannonarmstrong.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee, Nominating, Governance and Corporate Responsibility Committee and Finance and Risk Committee of our Board. Company Documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, One Park Place, Suite 200, Annapolis, Maryland 21401, (410) 571-9860.

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
The projects in which we invest typically depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in and the use of climate solutions, including the Infrastructure Investment and Jobs Act and the Inflation Reduction Act.
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
Many traditional sources of energy such as coal, petroleum-based fuels and natural gas can be influenced by the price of underlying or substitute commodities. Such prices, which have decreased and may continue to decrease, may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on fossil fuel energy sources. For example, low natural gas prices may reduce the demand for projects like renewable energy that can substitute for natural gas. Low natural gas prices also typically adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity the projects sell on either a forward or a spot-market basis. Further, as has occurred in the past, technological progress in electricity generation, storage or in the production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects as well as the value of our existing Portfolio. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our investments or the price that industry participants receive for the sale of fossil fuel could adversely impact our operating results.
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
There has been a nationwide increase in distributed generation which has prompted discussions among policy makers and regulators regarding ways to both better integrate distributed energy resources into the electric grid and how to compensate distributed generators. Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other renewable energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their renewable energy system and is exported to the grid. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Net metering policies are under review or have been limited or amended in a number of states. The ability and willingness of customers to pay for renewable energy systems that benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may also impact our returns on such systems.

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
•that a failure to or perception of a failure to disclose metrics and set goals that are rigorous enough or in an acceptable format, a failure to appropriately manage selection of goals, a failure to or perception of a failure to make appropriate disclosures, stockholder perception of a failure to prioritize the “correct” ESG goals, or an unfavorable ESG-related rating by a third party, that could negatively impact our reputation and our business;
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
We operate in a competitive market, which may impact the terms of our investments.
We compete against a number of parties who may provide alternatives to our investments including, among others, a wide variety of financial institutions, government entities and energy industry participants. A historically low interest rate environment over the past several years and increasing investor acceptance of the climate solutions market increased the level of competition we experience, and we expect supportive government policies and initiatives to further increase competition in the markets in which we invest. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our climate solutions projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow those competitors to consider a wider variety of investments and establish more relationships than we can. Further, many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. The increase in the number or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.
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

With respect to our business operations, increases in interest rates, have caused, and in general, may in the future cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with our borrowings to increase; (3) the market value of our fixed rate or fixed return assets to decline; and (4) the market value of any fixed-rate interest rate swap agreements to increase. Decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with our borrowings to decrease; (4) the market value of our fixed rate or fixed return assets to increase; and (5) the market value of any fixed-rate interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
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
We have equity investments in climate solutions project companies that we account for under the equity method of accounting, which requires us to rely on the project sponsor for the reporting of the financial results of those project companies, including in some instances the allocation of earnings under the hypothetical liquidation at book value (“HLBV”) method. The HLBV method involves complex judgments around the interpretation of legal provisions governing liquidation of the entity in which we are invested. To the extent the reporting inclusive of these HLBV allocations we are provided is incorrect, our financial results reported using that information may be incorrect.
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
To the extent our assets, their underlying obligors, or our debt are rated by credit rating agencies or by our internal rating process, such assets, obligors or our debt will be subject to ongoing evaluation by credit rating agencies and our internal rating process, and those ratings may be changed or withdrawn in the future. If rating agencies assign a lower-than-expected rating or if a rating is further reduced or withdrawn by a rating agency or us, or if there are indications of a potential reduction or withdrawal of the ratings of our assets, the underlying obligors or our debt in the future, the value of these assets could significantly decline, the level of borrowings based on such asset could be reduced or we could incur higher borrowing costs or incur losses upon disposition or the failure of obligors to satisfy their obligations to us.
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
In the event of any default or shortfall of an investment, we will bear a risk of loss of principal or equity to the extent of any deficiency between the value of the collateral, if any, and the amount of our investment, which could have a material adverse effect on our cash flow from operations and may impact the cash available for distribution to our stockholders. Many of the projects are structured as special purpose limited liability companies, which limits our ability to realize any recovery to the collateral or value of the project itself. In the event of the bankruptcy of a project owner, obligor, or other borrower, our investment or the project will be deemed to be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession and our or the project’s contractual rights may be unenforceable under federal bankruptcy or state law. Foreclosure proceedings against a project can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed investment.
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
•to the extent that a project company in which we invest requires additional capital and is unable to obtain it, we may not recover our investment; and
•in some cases, subordinated and mezzanine debt may not pay current interest or principal or equity investments may not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the project company in which we invest. The project may face unanticipated costs or delays or may not generate projected cash flows, which could lead to the project generating lower than expected rates of return.
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
In addition, some of our joint ventures, partnerships, and equity investments subject the sale or transfer of our interests in these project companies to rights of first refusal or first offer, tag along or drag along rights and buy-sell, call-put or other restrictions. Such rights may be triggered at a time when we may not want them to be exercised and such rights may inhibit our ability to sell our interest in an entity within our desired time frame or on any other desired terms.
Many of our assets depend on revenues from third-party contractual arrangements, including PPAs, that expose the projects to various risks.
Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers, including federal, state, or local governments for energy efficiency projects or utilities or other customers under PPAs. There is a risk that these customers may default under their contracts. In addition, many of these end-customers are large entities with wide ranging activities. An event in a non-related part of the business could have a material adverse impact on the financial strength of such end-customer, such as the effect of wildfires on the California utilities. Furthermore, the bankruptcy, insolvency, or other liquidity constraints of one or more customers may result in a renegotiation or rejection of the third-party contract, delay the receipt of any obligations or reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.
Certain of our projects with contractually committed revenues or other sources of repayment under long term contracts will be subject to re-contracting risk in the future. These projects may be unable to renegotiate these contracts once their terms expire on equally favorable terms or at all. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
Revenues at some of the projects in which we invest depend on reliable and efficient metering, or other revenue collection systems, which are often specified in the contract. If one or more of these projects are not able to operate and maintain the metering or other revenue collection systems in the manner expected, if the operation and maintenance costs, are greater than expected, or if the customer disputes the output of the revenue collection system, the ability of the project to repay our investments or provide a return to us on our asset could be materially and adversely affected.
In most instances, projects which sell power under PPAs commit to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition, and results of operations could suffer as a result.
We are exposed to the credit risk of various project sponsors, ESCOs, and others.
We are exposed to credit risks in the commercial projects in which we invest. We are also subject to varying degrees of credit risk related to ESCOs in government energy efficiency projects in which guarantees provided by ESCOs under energy savings performance contracts are required in the event that certain energy savings are not realized by the customer.
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
We seek to mitigate these credit risks by employing a comprehensive review and asset selection process and careful ongoing monitoring of acquired assets. Nevertheless, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, the solvency and financial wherewithal of counterparties with whom we do business could be impacted and our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks. In the event a counterparty to us or one of our climate solutions projects becomes insolvent or unable to make payments, we may fail to recover the full value of our investment or realize the value from the counterparty’s contract, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our, or one of our climate solutions projects’, counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. Certain participants in the sustainable energy industry have experienced significant declines in the value of their equity and difficulty in raising or refinancing debt, which increases the credit risk to these companies and they may not be able to fulfill their obligations which could adversely impact our operating results.
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
Some of the projects we invest in, or may plan to invest in, sell environmental attributes such as renewable energy credits or other similar credits on an uncontracted basis. To the extent merchant prices for these attributes are lower than expected, our projects revenues could be adversely impacted, and our business, financial condition, and results of operations could suffer as a result.
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
Our projects and their obligors are exposed to an increase in climate change or other change in meteorological conditions, which could have an impact on electric generation, revenue, insurance costs or the ability of the projects or their obligors to honor their contract obligations, all of which could adversely affect our business, financial condition and results of operations and cash flows.
The electricity produced and revenues generated by a renewable electric generation facility are highly dependent on suitable weather conditions, which are beyond our control. Components of renewable energy systems, such as turbines, solar panels and inverters, could be damaged by natural disasters or severe weather, including extreme temperatures, wildfires, hurricanes, hailstorms or tornadoes. Furthermore, the potential physical impacts of climate change may impact our projects, including the result of changes in weather patterns (including floods, tsunamis, drought, mudslides, and rainfall levels), wind speeds, water availability, storm patterns and intensities, and temperature levels. The projects in which we invest will be obligated to bear the expense of repairing the damaged renewable energy systems and replacing spare parts for key components and insurance may not cover the costs or the lost revenue. Natural disasters or unfavorable weather and atmospheric conditions, such as extreme cold temperatures or extreme events of rain, flooding, and mudslides, could impair the effectiveness of the renewable energy assets, reduce their output beneath their rated capacity, require shutdown of key equipment or impede operation of the renewable energy assets, which could adversely affect our business, financial condition and results of operations and cash flows. Sustained unfavorable weather could also unexpectedly delay the installation of renewable energy systems, which could result in a delay in our investing in new projects or increase the cost of such projects. The resulting effects of climate change can also have an impact on the cost of, and the ability of a project to obtain, adequate insurance coverage to protect against related losses.
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
The projects in which we invest often require large areas of land for construction and operation or other easements or access to the underlying land. In addition, we may acquire rights to land or other real property. Although we believe that we, or the projects in which we invest, have valid rights to all material easements, licenses and rights of way, not all of such easements, licenses and rights of way are registered against the lands to which they relate and may not bind subsequent owners. Some of our real property rights and projects generally are, and are likely to continue to be, located on land occupied pursuant to long-term easements and leases. The ownership interests in the land subject to these easements and leases may be subject to mortgages securing loans or other liens (such as tax liens) and other easement and lease rights of third parties (such as leases of water, oil or mineral rights) that were created prior to, or are superior to, our or our projects’ easements and leases. As a result, our rights may be subject, and subordinate, to the rights of those third parties. We typically obtain representations or perform title searches or obtain title insurance to protect our real property interest and our investments in our projects against these risks. Such measures may, however, be inadequate to protect against all risk of loss of rights to use the land rights we have acquired or the land on which these projects are located, which could have a material and adverse effect on our land rights, our projects and their financial condition and operating results.
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
A number of the projects where we invest could have workforces that are unionized or in the future may become unionized and, as a result, are required to negotiate the wages, benefits and other terms with many of their employees collectively. If these projects were unable to negotiate acceptable contracts with any of their unions as existing agreements expire, they could experience a significant disruption of their operations, higher ongoing labor costs and restrictions on their ability to maximize the efficiency of their operations, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, in some jurisdictions where our projects have operations, labor forces have a legal right to strike, which may have a negative impact on our business, financial condition and results of operations, either directly or indirectly, for example if a critical upstream or downstream counterparty was itself subject to a labor disruption that impacted the ability of our projects to operate.
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
Certain obligors to which we have credit exposure are, or may be, subject to consumer protection laws, such as federal truth-in-lending, consumer leasing, and equal credit opportunity laws and regulations, as well as state and local sales and finance laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against those obligors by individuals or governmental entities and may expose them to significant damages or other penalties, including fines, or could reduce the likelihood the residential customer may pay their obligation, which could limit their ability to repay borrowings or make equity distributions to us.
Risks Related to Our Company
We may change our operational policies (including our investment guidelines and strategies) with the approval of our Board but without stockholder consent at any time, which may adversely affect the market value of our common stock and our ability to make distributions to our stockholders.
Our Board determines our operational policies and may amend or revise our policies, including our policies with respect to investments, acquisitions, dispositions, growth, operations, compensation, indebtedness, capitalization and dividends, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders at any time. We may change our investment guidelines, underwriting process and our strategy at any time with the approval of our Board, but without the consent of our stockholders, which could result in originating assets that are different in type from, and possibly riskier than, the assets initially contemplated. In addition, our charter provides that our Board may authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interests to qualify as a REIT. These changes could adversely affect our business, financial condition, results of operations and our ability to make distributions to our stockholders.

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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and will likely continue to increase in the future. The result of these incidents could include disrupted operations, misstated or unreliable financial data, disrupted market price of our common stock, misappropriation of assets, liability for stolen assets or information, increased cybersecurity protection and insurance cost, regulatory enforcement, litigation and damage to our relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective. Additionally, the cost of maintaining such systems and processes, procedures and internal controls may increase from its current level. Potential sources for disruption, damage or failure of our information technology systems include, without limitation, computer viruses, security breaches, human error, cyber- attacks, natural disasters and defects in design. Additionally, due to the size and nature of our company, we rely on third-party service providers for many aspects of our business. The networks and systems that our third-party vendors have established or use may not be effective. As our reliance on technology has increased, so have the risks posed to both our information systems and those provided by third-party service providers. Our processes, procedures and internal controls that are designed to mitigate cybersecurity risks and cyber intrusions do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
Even if we are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.
Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.
In recent years, the outbreaks of a number of diseases, including COVID-19, avian influenza, H1N1, and other viruses have resulted in and increased the risk of a pandemic or major public health issues. We believe that our ability to operate, our level of business activity and the profitability of our business, as well as the values of, and the cash flows from, the assets we own could in the future be impacted by another pandemic or other major public health issue. While we have implemented risk management and contingency plans and taken preventive measures and other precautions, no predictions of specific scenarios can be made with certainty and such measures may not adequately predict the impact on our business from such events.

We may seek to expand our business internationally, which would expose us to additional risks that we do not face in the United States. A failure to manage these additional risks could have an adverse effect on our business, financial condition and operating results.
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
The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address inflation, financial crises, or other areas of regulatory concern. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate the potential impacts could have a material adverse effect on the operations of our business.
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
We use debt to finance our assets, including credit facilities, recourse and non-recourse debt, securitizations, and syndications. Changes in the financial markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders, potential lenders or institutional investors to be unwilling or unable to provide us with financing or participate in securitizations or could increase the costs of that financing or securitization. Some of our borrowings will have a remaining balance when they come due. If we are unable to repay or refinance the remaining balance of this debt, or if the terms of any available refinancing are not favorable, we may be forced to liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could in turn cause the value of our common stock to decline. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from the assets acquired. Increases in our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.
As some of our borrowings will have a remaining balance at maturity, we may be required to enter into new borrowings at higher rates or to sell certain of our assets to repay the loan. Our credit facilities have rates that adjust on a frequent basis based on prevailing short-term interest rates. Increases in interest rates, or a flattening or inversion of the yield curve, reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter-term rates. This change in interest rates would adversely affect our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to obtain continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.
While we have an established Board-approved leverage limit, our Board may change our leverage limits without stockholder approval.
We are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level. The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage limits which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our Board has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in an investment portfolio with a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets. If the value of the pledged assets is below the value of the debt or if we default on a facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. We may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.
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
We have issued senior unsecured notes that require us to maintain a certain amount of unencumbered assets as a part of our Portfolio, as well as to maintain certain debt coverage service ratios in order to issue additional notes. These provisions may limit our ability to leverage certain assets and limit our overall debt levels.
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
The terms of our secured credit facilities refer to U.S. dollar LIBOR. As announced on March 5, 2021 by the ICE Benchmark Administration Limited (“IBA”) and the U.K. Financial Conduct Authority, the IBA will cease publishing the overnight, 1-month, 3-month, 6-month and 12-month settings of U.S. dollar LIBOR rates immediately after June 30, 2023. The Alternative Reference Rates Committee (“ARCC”), which was convened by the Federal Reserve Board and the New York

Federal Reserve Bank, has identified the Secured Overnight Financing Rate (“SOFR”) as the recommended risk-free alternative rate for U.S. dollar LIBOR. The ARRC has also recommended the use of the CME Group's computation of forward-looking SOFR term rates (“Term SOFR”), subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. Some of our financing arrangements may not include robust fallback language that would facilitate replacing U.S. dollar LIBOR with a clearly defined alternative reference rate. We may not able to amend or refinance these credit facilities and interest rate hedge agreements prior to the discontinuation of U.S. dollar LIBOR, or applicable legislation or regulations may provide a benchmark replacement rate based on SOFR, a spread adjustment and conforming changes. Even when robust fallback language is included in financing arrangements, any alternative rates used to determine interest on our variable rate debt, including any version of SOFR or Term SOFR, plus any spread adjustment may not be economically equivalent to U.S. dollar LIBOR. In addition, market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent conventions may develop among financial products. Inconsistent use of replacement rates or calculation conventions among financial products could expose us to additional financial risks and increase the cost of any related hedging transactions. Furthermore, the transition away from U.S. dollar LIBOR may adversely impact our ability to hedge exposures to fluctuations in interest rates using derivative instruments. It is not possible to predict all consequences of the IBA’s plans to cease publishing U.S. dollar LIBOR, any related regulatory actions and the expected discontinuance of the use of U.S. dollar LIBOR as a reference rate for financial contracts. Any transition from LIBOR to alternative reference rates could result in financial market disruptions, hedging mismatches, or significant increases in our borrowing costs or the costs of any related hedging, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.

We have borrowings which bear interest at a variable rate that is based on the SOFR, which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and results of operations.

We have borrowings which bear interest at a rate per annum that is based upon SOFR. Although SOFR has been endorsed by the Alternative Reference Rates Committee as its preferred replacement for LIBOR, it remains uncertain whether or when SOFR or other alternative reference rates will be widely accepted by lenders as the replacement for LIBOR. This may, in turn, impact the liquidity of the SOFR loan market, and SOFR itself. Since the initial publication of SOFR, daily changes in the rate have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over time may bear little or no relation to the historical actual or historical indicative data and use of SOFR may result in interest rates and/or payments that are higher or lower than the rates and payments that we might have experienced using LIBOR. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the CarbonCount®-Based Revolving Credit Facility determines that SOFR based rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR loans, outstanding SOFR loans will be converted into ABR Loans (as defined in the CarbonCount®-Based Revolving Credit Facility). The possible volatility of and uncertainty around SOFR as a LIBOR replacement rate and the potential conversion to ABR Loans could result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.
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
Even though most swaps are cleared through a central counterparty clearinghouse, certain transactions could be executed bilaterally with a counterparty. We would remain exposed to our counterparty’s ability to perform on its obligations under each hedge and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of the hedge, we would not receive payments due under that hedge, we may lose any unrealized gain associated with the hedge and the hedged liability would cease to be hedged. While we would seek to terminate the relevant hedge transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant hedge on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the hedge if the counterparty becomes insolvent or files for bankruptcy.
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
Moreover, the projects in which we invest, may enter into various forms of hedging including interest rate and power price hedging. To the extent they enter into such hedges, the financial results of the project will be exposed to similar risks as described above which could adversely impact our results of operations. Further, the hedges entered into by us or the projects in which we invest may not be effective which could adversely impact our economics.
If we, or our projects, choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results under GAAP may be impacted because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.
We, or our projects, may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions. We, or our projects, may fail to qualify for hedge accounting treatment for a number of reasons, including if we, or our projects, use instruments that do not meet the Accounting Standards Codification (“ASC”) Topic 815 definition of a derivative, we, or our projects, fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or the hedge relationship is not highly effective. If we, or our projects, fail to qualify for, or choose not to pursue, hedge accounting treatment, our, or our projects, operating results may be impacted because losses on the derivatives that we, or our projects, enter into may not be offset by a change in the fair value of the related hedged transaction in our statement of operations presented under GAAP.
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
Our charter authorizes us, and our bylaws and indemnification agreements entered into with each of our directors and executive officers require us, to the maximum extent permitted by Maryland law, to indemnify and, without requiring a preliminary determination of their ultimate entitlement to indemnification, to pay or reimburse defense costs and other expenses of each of our directors and officers in the defense of any proceeding to which he or she is made, or threatened to be made, a party or witness by reason of his or her service to us. As a result, we and our stockholders have rights against our directors and officers that are more limited than might otherwise exist and, in the event that actions taken by any of our directors or officers impede the performance of our company, your and our ability to recover damages from such director or officer will be limited.

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
Even though we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes, including mortgage recording taxes. In addition, any TRSs we own are subject to U.S. federal, state and local corporate income or franchise taxes. In order to meet the REIT qualification requirements, or to avoid the imposition of a 100% tax that applies to certain gains derived by a REIT from sales of inventory or property held primarily for sale to customers in the ordinary course of business, we may hold some of our assets through TRSs. Any taxes paid by such TRSs would decrease the cash available for distribution to our stockholders.
The failure of assets including mezzanine loans to qualify as real estate assets may adversely affect our ability to qualify as a REIT.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our principal executive offices are located at One Park Place, Suite 200, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2022, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 16, 2023, we had 165 registered holders of our common stock. The 165 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our Portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 to our audited financial statements in this Form 10-K for details of our dividends declared in 2022 and 2021.
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
The following graph is a comparison of the cumulative total stockholder return from December 31, 2017 to December 31, 2022 on our shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and peer group indices, including the FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF. The graph assumes that $100 was invested at closing on December 31, 2017, in our shares of common stock, the S&P 500 Index, and the peer group indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF)
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
HASI
S&P 500
FTSE NAREIT All Equity REIT Index
Global X Renewable Energy Producers ETF

Company or Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$84.63	$149.85	$308.62	$265.19	$150.97
S&P 500 Index	100.00	95.61	125.70	148.81	191.48	156.77
FTSE NAREIT All Equity REIT Index	100.00	95.94	123.42	117.15	165.51	124.27
Global X Renewable Energy Producers ETF	100.00	93.75	128.49	162.72	141.90	120.18

Sources: Bloomberg L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of common stock during 2022.

Period	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
March 1 - March 31, 2022	45,045	$49.09	N/A	N/A
May 1 - May 31, 2022	25,295	37.53	N/A	N/A
June 1 - June 30, 2022	20	39.20	N/A	N/A
August 1 - August 30, 2022	1,152	43.11	N/A	N/A
(1)    During the year ended December 31, 2022, certain of our employees surrendered common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. Non-controlling interest holders exchanged 2,777 OP units for the same number of shares of common stock during the year ended December 31, 2022. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    [Reserved]
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to ‘Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations’ on our Form 10-K for the year ended December 31, 2021 for a discussion of our results for the year ended December 31, 2020 and a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020.
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
We are internally managed, and our management team has extensive relevant industry knowledge and experience. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators that provide recurring, programmatic investment and fee-generating opportunities. Additionally, we have relationships with leading commercial and investment banks and institutional investors from which we are referred additional investment and fee generating opportunities.
We completed approximately $1.8 billion of transactions during 2022, compared to approximately $1.7 billion during 2021. As of December 31, 2022, we held approximately $4.3 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of December 31, 2022, we managed approximately $5.5 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2022, we manage approximately $9.8 billion of assets, which we refer to as our “Managed Assets”.
Our investments take many forms, including equity, joint ventures, land ownership, lending, or other financing transactions. We also generate ongoing fees through off-balance sheet securitization transactions, advisory services, and asset management. We use borrowings as part of our strategy to increase potential returns to our stockholders and we have available a broad range of financing sources including non-recourse or recourse debt, equity and off-balance sheet securitization structures.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
As a result of increasing global awareness of and aversion to climate change impacts, we believe the climate solutions markets in which we invest, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. In January 2023, National Oceanic and Atmospheric Administration (“NOAA”) reported that globally, 2022 was the sixth warmest year on record, with ten of the warmest years on record having occurred since 2010.
In light of this trend, we expect the federal government to continue to build upon its recent efforts to support the industry for climate solutions. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law, representing an unprecedented level of government support for the climate solutions industry as a whole. The IRA includes approximately $400 billion in federal funding for tax credits, consumer rebates, and other incentives that put the U.S. on a path to achieve the U.S.’s goal of reducing emissions 50 percent below 2005 levels by the end of the decade. Specifically, production tax credits (“PTCs”) and investment tax credits (“ITCs”) for certain wind and solar investments have been extended for at least ten years, which we believe will provide developers, operators, and investors significant runway for capital deployment. Importantly, these new tax credits transition to technology-neutral credits for projects that generate electricity with zero greenhouse gas emissions placed into service after 2024 and phase down upon the later of 2032 or when annual greenhouse gas emissions in the U.S. electric sector fall 75 percent from 2022 levels. The PTCs and ITCs under the IRA are transferable, and also include energy community and low-income community adders incentivizing the installation of projects in markets traditionally underserved by the renewables industry. Further, the IRA provides incentives for domestic content production, energy storage, clean fuel production, clean transportation, and other climate solutions markets that support the expansion of our total addressable market.
The IRA builds on the climate and clean energy investments provided in the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021. The IIJA provides billions of dollars for a variety of traditional infrastructure projects, as well as funding to invest in new emissions reduction technologies, build out a domestic network of electric vehicle chargers, and strengthen the battery supply chain. Critically, the IIJA includes approximately $65 billion for energy and electric grid development, which will prove critical to integrating the next generation of renewable energy projects.

Relatedly, President Biden signed the CHIPS and Science Act into law in August 2022, which provides more than $280 billion to bolster U.S. semiconductor capacity and research and development efforts for key emerging technologies over the next ten years. As McKinsey & Company noted in “The CHIPS and Science Act: Here’s what’s in it” published October 4, 2022, semiconductor shortages have been a key aspect of global supply chain pressures over the past 18 months, with the global supply chain approximately 2.5 standard deviations away from normal operations. This new law is expected to help to alleviate such supply chain issues within our markets over time, as high-powered semiconductors play a key role in both renewable power generation and transmission of this power to the grid.
In addition to these laws, President Biden has taken several executive actions aimed at accelerating the clean energy economy. In June 2022, President Biden issued an executive order authorizing use of the Defense Production Act to accelerate domestic production of clean energy technologies, including solar panel parts. In December 2022, the President Biden announced the first-ever Federal Building Performance Standard, setting a goal of reducing energy usage and electrifying equipment and appliances in 30 percent of the building space owned by the federal government by 2030. This action represents another important step in meeting President Biden’s goal of achieving net-zero emissions in all federal buildings by 2045. The Federal Building Performance Standard follows a December 2021 executive order, signed by President Biden, that commits the federal government to achieving 100 percent carbon pollution-free electricity and a net-zero emissions building portfolio by 2045, including a 50 percent emissions reduction from buildings, campuses, and installations by 2032 from 2008 levels.
Each of these actions by the federal government represent unprecedented support for the climate solutions markets that we serve. While we are not dependent on the support of the federal government to achieve our financial results, we welcome these actions to further combat the impact of climate change. Corporates are also responding to climate change risks. The American Clear Power Association (“ACP”) noted in its “Clean Energy Powers American Business” report for 2022 that corporate sustainability targets as well as economic and environmental benefits have led to a 100-fold increase in corporate clean power procurement over the past decade. In 2022, despite rising PPA prices, ACP estimates that corporations purchased nearly 20 gigawatts of clean energy and contracted for more than 77 gigawatts of clean energy during the year. Corporations remain an integral component in removing carbon from energy markets through their own energy transition plans as well as the carbon within their supply chains.
These positive industry trends coupled with the increasing environmental and economic imperative to reduce carbon emissions are expected to further broaden our investment opportunities. Investments in energy efficiency as a service allow organizations to avoid the upfront costs of efficiency investments by paying for efficiency-enabled cost savings as operating rather than capital expenses. In its Annual Energy Outlook 2022, the U.S. Energy Information Administration (“EIA”) estimates that decreasing energy intensity resulting from energy efficiency improvements will continue until at least 2050 with declines in each end-use sector.
While we believe that the long-term growth prospects for our business remain positive, volatility in financial markets and higher inflation along with interest rate movements could impact the markets we serve. The Federal Reserve Board of Governors began increasing the federal funds rate (the rate at which banks lend to one another) on March 17, 2022 for the first time since December 20, 2018. In total, the Federal Reserve increased the federal funds rate by 4.25 percent in 2022, as well as 0.25 percent in 2023, and has signaled future increases and balance sheet reductions as necessary to reduce inflation to its 2 percent target. These actions, in additional to general market conditions, have increased the cost of financing available to the markets that we serve. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business. To date, inflationary pressures have not had a material impact on our business.
According to the EIA, the average annual Henry Hub natural gas price for 2022 was $6.45/MMBtu, an increase of 53 percent over 2021 and a 14-year high. The EIA cites COVID-related issues as well as Russia’s invasion of Ukraine as key contributors to the sharp increase in price during 2022. The EIA’s outlook for 2023 is for an average price of $4.90/MMBtu with an expectation that prices remain at nearly the same level in 2024. As wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the United States, higher natural gas prices have positively impacted, and are expected to continue to positively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot market prices. For more detail on commodity price impacts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk”.
Notwithstanding any concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business. As a long-term participant committed to providing capital for climate solutions, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions which we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act and the impact of climate change.
Portfolio Size
The size of our Portfolio will be a key driver of revenue. Generally, as the size of our Portfolio on our balance sheet grows the amount of our revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to equity method investment activity, the income or loss from such investments will not be included in revenue but are reflected as income (loss) from equity method investments in our income statement and will vary over time. In addition, we may decide for any particular asset that we should securitize or otherwise sell a portion, or all, of the asset, which would result in gain on sale of receivables and investments or fee income as described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our interest and rental revenue and income from equity method investments.
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

Under a scenario where a carbon tax drives the price of power up by 10%, our existing GC equity investments may hit their preferred return targets earlier, resulting in a modest increase in our overall investment yield, compared to the current baseline scenario. Our existing BTM equity investments would experience a 2% increase in expected cash flows.

We would not expect a material impact to our, renewable energy debt, solar real estate, or energy efficiency investments.	In relation to new business, there is the potential that more competitors enter our markets and put pressure on our asset pricing strategies as renewable energy and energy efficiency projects become more cost competitive with fossil fuel electricity generation assets. We are constantly reviewing our pricing strategies and would continue to do so in this scenario to understand how we can continue to make investments with acceptable risk adjusted returns.

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
and power generation of the
solar and wind energy assets
related to our investments, as
the performance of these
assets vary based upon the
ambient temperatures (in the
case of solar) and air density
(in the case of wind). Both
conditions may be caused by
increases in global
temperatures.	Solar portfolio production can be affected by an increase in global temperature depending on the geography. High temperatures have a significant efficiency impact on wind turbines as high temperature faults create more wear and tear on equipment. If production of these GC assets decreases by 5% the cash flows from those investments would be expected to decrease by approximately 8%.

		We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.	When underwriting our investment opportunities we make conservative assumptions regarding performance and operational expenses that protect our returns from some level of unexpected performance or operation issues in the future. We will continue to adjust our assumptions as additional risks and severity of climate risk are assessed. We actively manage our Portfolio to preemptively and proactively address any operational or maintenance issues.
	Increased wind variability and increased wear on wind turbine components, which may increase operating costs.	An increase in operating expenses would result and if there was 5% higher operating expenses the cash flows from our wind equity investments would be expected to decrease by 5%.
	Increased operating costs and lower generation from the increase in temperatures may reduce our expected cash flows and financial returns from our investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	If there were both a decrease in production of 5% and higher operating expenses of 5% our cash flows from our wind equity and solar equity investments would be expected to decline by 15% and 6%, respectively. We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.

Assumption	Qualitative impacts	Quantitative impacts	Considerations of and impact to our management strategy
An increase in water scarcity potentially resulting in an increase in the price of water	Water is used to clean the panels on solar energy assets to maintain their efficiency. An increase in water prices may reduce the cash flows and financial returns from our related investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	The impact of water scarcity and increased prices to our Portfolio is not expected to have a material impact on the cash flows of our investments.	To the extent this becomes a material matter we would seek out protections to mitigate any impact of additional water related costs.
	Climate change related impacts to the amount of potable water supplies, such as irregular rainfall and salt water intrusion, may drive increases in the price of water. These increases in cost may increase the demand for assets that increase water use efficiency resulting in an increase in the volume of investment opportunities available to us.		The increased demand in these projects may increase competition and influence our pricing strategy.
An increase in the cost, or a change in the availability of insurance	In anticipation of climate change related physical risks, projects related to our investments in particularly vulnerable regions, such as low-lying coastal areas, may face increases in insurance costs. An increase in insurance costs may reduce the cash flows and financial returns from these investments and may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.	Insurance policies are executed on an annual basis and in some regions the price of insurance could increase such that the cashflow and value of our projects in high risk geographic regions are affected. This increase in insurance cost would drive an increase in total operating expenses. We have estimated that an increase in operating expenses of 5% would be expected to reduce our cash flows from solar equity projects by 1% .

		We would not expect a material impact on our wind equity, renewable energy debt, solar real estate and energy efficiency investments.	We require that the projects in which we invest are insured against casualty events that could impact our cash distributions. We continually evaluate whether there are superior asset or portfolio level policies that are available that optimize our insurance coverage and premium costs.
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
Consolidation
We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment and make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type and degree of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities’ assets, liabilities and related activity in our financial statements, along with non-controlling interests related to the ownership of the other equity holders. Refer to discussion below relating to additional consolidation considerations related to the securitization of receivables. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K.
Equity Method Investments
For our non-consolidated equity investments, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity as reported by the investee using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income and the carrying value of the assets accounted for under this method. We further discuss our process for applying this method of income allocations in Note 2 to our audited financial statements in this Form 10-K.
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
Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in these transactions it would be treated as a secured borrowing rather than a sale in our financial statements, which would result in reduced revenue in the period in which an asset contributed to the trust and an increase in assets and non-recourse debt. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K. We also make assumptions regarding the fair value of our securitization assets in these transferred assets. If our determination of fair value is determined to be incorrect, our gain on sale of receivables and investments in our income statement and securitization assets on our balance sheet will be inaccurate. See Note 3 to our audited financial statements in this Form 10-K for a discussion around fair value measurements.
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2021 and December 31, 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 22, 2022.
We completed approximately $1.8 billion of transactions during 2022, compared to approximately $1.7 billion during 2021. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio”. Our Portfolio was approximately $4.3 billion as of December 31, 2022 and $3.6 billion December 31, 2021.

Portfolio
Our Portfolio totaled approximately $4.3 billion as of December 31, 2022, and included approximately $2.4 billion of BTM assets and approximately $1.7 billion of GC assets. Approximately 43% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 48% consisted of fixed-rate government and commercial receivables and debt securities, which are classified as investments, on our balance sheet and approximately 9% of our Portfolio was real estate leased to renewable energy projects under long-term operating lease agreements. Our Portfolio consisted of over 340 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of December 31, 2022.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2022:

	Balance	Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$122	2023 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	348	2024 to 2057
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	728	2024 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.50% per annum	313	2025 to 2032
Fixed-rate receivables, interest rates greater than 9.50% per annum	520	2024 to 2061
Receivables (1)	2,031
Less: Allowance for loss on receivables	(41)
Receivables, net of allowance	1,990
Fixed-rate investments, interest rates less than 5.00% per annum	4	2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	6	2047 to 2051
Total receivables and investments	$2,000
(1)Excludes receivables held-for-sale of $85 million.
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

	Years Ended December 31,
	2022	2021	2020
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$132	$106	$92
Average balance of receivables	$1,650	$1,301	$1,165
Average interest rate of receivables	8.0%	8.1%	7.9%
Interest income, investments	$1	$1	$2
Average balance of investments	$13	$26	$58
Average interest rate of investments	4.4%	4.0%	4.2%
Rental income	$26	$26	$26
Average balance of real estate	$357	$358	$361
Average yield on real estate	7.3%	7.2%	7.2%
Average balance of receivables, investments, and real estate	$2,021	$1,685	$1,584
Average yield from receivables, investments, and real estate	7.9%	7.9%	7.6%
Debt
Interest expense (1)	$116	$106	$92
Average balance of debt	$2,688	$2,300	$1,797
Average cost of debt	4.3%	4.6%	5.1%
(1)    Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2022:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,031	$26	$263	$1,146	$596
Investments	10	—	1	—	9

See Note 6 to our audited financial statements in this Form 10-K for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2022,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2022,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our audited financial statements in this Form 10-K. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

	Years ended December 31,		$ Change	% Change
	2022	2021
	(dollars in thousands)
Revenue
Interest income	$134,656	$106,889	$27,767	26%
Rental income	26,245	25,905	340	1%
Gain on sale of receivables and investments	57,187	68,333	(11,146)	(16)%
Fee income	21,649	12,039	9,610	80%
Total revenue	239,737	213,166	26,571	12%
Expenses
Interest expense	115,559	121,705	(6,146)	(5)%
Provision for loss on receivables	12,798	496	12,302	2,480%
Compensation and benefits	63,445	52,975	10,470	20%
General and administrative	29,934	19,907	10,027	50%
Total expenses	221,736	195,083	26,653	14%
Income before equity method investments	18,001	18,083	(82)	—%
Income (loss) from equity method investments	31,291	126,421	(95,130)	(75)%
Income (loss) before income taxes	49,292	144,504	(95,212)	(66)%
Income tax benefit (expense)	(7,381)	(17,158)	9,777	(57)%
Net income (loss)	$41,911	$127,346	$(85,435)	(67)%

•Net income decreased by approximately $85 million as a result of a $95 million decrease in income from equity method investments and a $27 million increase in total expenses, partially offset by a $27 million increase in total revenue and a $10 million decrease in income tax expense. These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest and rental income increased by $28 million due to a larger portfolio. Gain on sale of receivables and investments and fee income decreased by $2 million primarily from a change in mix of assets being securitized, partially offset by increased fee income.

•Interest expense for the year decreased by approximately $6 million due to a one time $15 million loss on the redemption of the 2024 senior unsecured notes in the prior year which did not recur, offset partially by additional expense from a larger average outstanding debt balance. Provision for loss on receivables increased by $12 million compared to the prior period as the result of new loans and loan commitments made in the current year.
•Compensation and benefits increased by $10 million as a result of an increase in our employee headcount and compensation and the acceleration of share based compensation associated with the adoption of a new retirement policy. General and administrative increased by $10 million due to additional investment in corporate infrastructure and corporate governance expenses.
•Income from equity method investments decreased by $95 million, due to allocations of income in the prior period related to tax credits allocated to our investors which did not recur, as well as our current period allocation of unrealized mark to market losses on economic hedges used by some of our projects. Renewable energy projects often enter into contracts to minimize the impact of increasing power prices. These contracts serve as economic hedges where rising power prices cause the value of these contracts to decrease, which in our case is recognized through the project’s income statement under mark-to-market accounting. As these economic hedges are settled over the life of the contracts, the projects will sell power at the higher market price, offsetting the loss recognized on the hedge.
•Income tax expense decreased by $10 million primarily due to lower pre-tax income.
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
Certain of our equity method investments in renewable energy and energy efficiency projects are structured using typical partnership “flip” structures where the investors with cash distribution preferences receive a pre-negotiated return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the common equity investor, often the operator or sponsor of the project, receives more of the cash flows through its equity interests while the previously preferred investors retain an ongoing residual interest. We have made investments in both the preferred and common equity of these structures. Regardless of the nature of our equity interest, we typically negotiate the purchase prices of our equity investments, which have a finite expected life, based on our underwritten project cash flows discounted back to the net present value, based on a target investment rate, with the cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss may be impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. The investment tax credit available for election in solar projects is a one-time credit realized in the quarter when the project is considered operational for tax purposes and is fully allocated under HLBV in that quarter (subject to an impairment test), while the production tax credit required for wind projects and electable for solar projects is a ten-year credit and thus is allocated under HLBV over a ten year period. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations in a given period. We also consider the impact of any OTTI in determining our income from equity method investments.
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
We have acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the last three years:

	Years ended December 31,
	2022	2021	2020
	(dollars in millions)
Income (loss) under GAAP	$31	$126	$48

Distributable earnings	$132	$104	$55
Return of capital/(deferred cash collections)	26	(51)	102
Cash collected (1)	$158	$53	$157
(1)    Cash collected during 2022 includes $64 million of debt issuance proceeds from three of our equity method investees, the repayment of which we have guaranteed.
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
We have calculated our distributable earnings for the years ended December 31, 2022, 2021 and 2020. The table below provides a reconciliation of our GAAP net income to distributable earnings:

	Years Ended December 31,
	2022		2021		2020
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders (1)	$41,502	$0.47	$126,579	$1.51	$82,416	$1.10
Distributable earnings adjustments
Reverse GAAP income from equity method investments	(31,291)		(126,421)		(47,963)
Add equity method investments earnings adjustment	131,762		103,707		55,305
Non-cash equity-based compensation charges	20,101		17,047		16,791
Non-cash provision for loss on receivables (2)	12,798		496		10,096
Loss (gain) on debt modification or extinguishment	—		16,083		—
Amortization of intangibles	3,129		3,307		3,291
Non-cash provision (benefit) for taxes	7,381		17,158		(2,779)
Current year earnings attributable to non-controlling interest	409		767		343
Distributable earnings (3)	$185,791	$2.08	$158,723	$1.88	$117,500	$1.55
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
(3)Distributable earnings per share are based on 89,355,907 shares, 84,268,341 shares and 75,588,286 shares for the years ended December 31, 2022, 2021 and 2020, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on an expectation of the likelihood of conversion based on current conditions. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.

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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Interest income	$134,656	$106,889	$95,559
Rental income	26,245	25,905	25,878
GAAP-based investment revenue	$160,901	$132,794	$121,437
Interest expense	115,559	121,705	92,182
GAAP-based net investment income	$45,342	$11,089	$29,255
Equity method earnings adjustment	131,762	103,707	55,305
Loss (gain) on debt modification or extinguishment	—	16,083	—
Amortization of real estate intangibles	3,061	3,089	3,089
Distributable net investment income	$180,165	$133,968	$87,649
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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(dollars in millions)
Equity method investments	$1,870	$1,760
Commercial receivables, net of allowance	1,887	1,299
Government receivables	103	125
Receivables held-for-sale	85	22
Real estate	353	356
Investments	10	18
GAAP-based Portfolio	4,308	3,580
Assets held in securitization trusts	5,486	5,199
Managed assets	$9,794	$8,779
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
Our Portfolio totaled approximately $4.3 billion as of December 31, 2022. Unlevered portfolio yield was 7.5% as of December 31, 2022 and 7.5% as of December 31, 2021. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-K for additional discussion of the characteristics of our Portfolio as of December 31, 2022.
Environmental Metrics
As discussed in Item 1. Business, as part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated in 2022 will reduce annual carbon emissions by approximately 600 thousand metric tons, equating to a CarbonCount of 0.35.
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
The table below illustrates our goals and performance for 2022 in metric tons (“MT”).

Category	Goal	Performance
Scope 1 GHG emissions	0 MT	0 MT
Scope 2 GHG emissions	0 MT	0 MT1
Scope 3 GHG emissions	0 MT2	< 500 MT2
(1)Performance stated is market-based.
(2)Our stated actual performance and goal for Scope 3 GHG emissions does not include the carbon emissions or the emissions reductions as a result of our investments. The first year estimated carbon emissions avoided as a result of our investments originated in 2022 are 600 thousand MT.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce and our progress in fostering a diverse and inclusive work environment. As of December 31, 2022, we employed 112 people full-time, 2 person part-time, and 10 people as independent contractors. The average tenure of our employees as of December 31, 2022, was approximately 4.18 years, and more than 34% of our employees had been employed by us for more than 4 years. For the year ended December 31, 2022, we had a voluntary employee turnover rate of 7%. There were no retirements or resignations related to ill health.
As discussed in Item 1. Business - Human Capital and Social Strategy, we are undertaking studies and are focused on continuing to increase the diversity of our workforce at all levels of our organization and are in the process of developing goals to enhance diversity and inclusion. These metrics are and will continue to be actively managed and will be reported along with the results of the studies to our executive leadership as well as our Board.
Metrics surrounding the diversity and inclusion of our workforce are shown below:
Percentage of various levels of the workforce who identify as male or female as of December 31, 2022

Workforce
36%
64%
Female-identifying
Male-identifying

Managerial roles

40%
60%
Female-identifying
Male-identifying

Leadership team
29%
71%
Female-identifying
Male-identifying

Board of directors
33%
67%
Female-identifying
Male-identifying

Percentage of various levels of the workforce who identify as racial- or ethnic-minorities as of December 31, 2022

Workforce
15%
8%
9%
1%
67%
White
Black or African American
Hispanic or Latino
Asian
Two or More Races

Managerial roles
11%
8%
11%
70%
White
Black or African American
Hispanic or Latino
Asian

Leadership team
7%
7%
86%
White
Black or African American
Hispanic or Latino

Board of directors
11%
11.0%
78%
White
Black or African American
Hispanic or Latino

Demographic data of promoted employees during the year ended December 31, 2022

Gender of 2022 Promotees
36%
64%
Female-identifying
Male-identifying

2022 Promotees by Ethic or Racial Self-identification

8%
20%
72%
White
Hispanic or Latino
Asian

Of both our workforce and our managerial roles, 3% represent as LGBTQ. In addition to diversity of gender and ethnic background, we also value diversity of thought, with 64% of our leadership team and 78% of our Board possessing degrees outside the fields of business or economics, including in science and engineering, liberal and fine arts, and law.
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
We have adequate liquidity as of December 31, 2022, with unrestricted cash balances of $156 million, an unsecured revolving credit facility with an unused capacity of $600 million, $16 million of available capacity in our secured revolving credit facilities, and $100 million of availability under our CarbonCount Green Commercial Paper Notes Program. During 2022 we issued $189 million in equity. In March 2022, $8 million of our 2022 Senior Convertible Notes were converted into 282,678 shares of common stock, with the remaining notes redeemed for $0.5 million of cash. In April 2022, we issued $200 million principal amount of Senior Exchangeable Notes which mature in 2025, have a 0.00% coupon and accrete to a premium at maturity at an effective rate of 3.25% annually. In November 2022, we entered into a $383 million term loan facility. As of December 31, 2022, we had $442 million of non-recourse borrowings, $1.8 billion of senior unsecured notes, and $344 million of convertible notes outstanding.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of December 31, 2022, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.5 billion.

In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our Board quarterly, we will have future cash needs related to the payments due at maturity on our Senior Unsecured Notes and loans under our Term Loan Facility and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with the issuance of shares or with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-K.
The maturity profile of these obligations (excluding non-recourse debt) are shown below:

Cash Maturities of Outstanding Debt
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit Facilities
Term Loans

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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of December 31, 2022, which is below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 86% as of December 31, 2022, which is within our board-approved targeted fixed rate debt percentage range of 75% to 100%.
The calculation of our fixed-rate debt and financial leverage as of December 31, 2022 and 2021 is shown in the chart below:

	December 31, 2022	% of Total	December 31, 2021	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$431	14%	$151	6%
Fixed-rate debt	2,545	86%	2,342	94%
Total debt (2)	$2,976	100%	$2,493	100%
Equity	$1,665		$1,567
Leverage	1.8 to 1		1.6 to 1
(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities, commercial paper notes with less than six months original maturity, and loans under our term loan facility.
(2)Debt excludes securitizations that are not consolidated on our balance sheet.
We intend to use financial leverage for the primary purpose of financing our Portfolio and business activities and not for the purpose of speculating on changes in interest rates. While we may temporarily exceed the leverage limit, if our Board approves a material change to this limit, we anticipate advising our stockholders of this change through disclosure in our periodic reports and other filings under the Exchange Act.
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
Sources and Uses of Cash
We had approximately $176 million and $251 million in unrestricted cash, cash equivalents, and restricted cash as of December 31, 2022 and 2021, respectively.
Cash Flows Relating to Operating Activities
Net cash provided by operating activities was less than $1 million for the year ended December 31, 2022, driven primarily by net income of $42 million, offset by adjustments for non-cash and other items of $42 million. The non-cash and other adjustments consisted of decreases of $63 million related to changes in receivables held-for sale, $29 million related to non-cash gain on securitization, and $33 million in change in accrued interest on receivables and investments and other. These were partially offset by increases of $16 million related to equity method investments, $13 million related to provision for loss on receivables, $20 million for equity based compensation, $12 million in amortization of financing costs, $4 million of depreciation and amortization, and $18 million related to changes in accounts payable and accrued expenses.
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
Cash Flows Relating to Investing Activities
Net cash used in investing activities was approximately $592 million for the year ended December 31, 2022. We made equity method investments of $128 million, investments in receivables and fixed rate debt securities of $729 million, purchases of real estate of $5 million, funded escrow accounts of $5 million, and had other investing outflows of approximately $2 million. These were offset by collected payments of $126 million from receivables and fixed rate debt securities and the receipt of $12 million from the sale of financial assets. We also collected $112 million from equity method investments in excess of income recognized to date under GAAP, withdrew $23 million from escrow accounts, and received $5 million related to the sale of real estate.
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
Cash Flows Relating to Financing Activities
Net cash provided by financing activities was approximately $516 million for the year ended December 31, 2022. We received proceeds from the issuance of a term loan of $383 million, proceeds from the issuances of convertible debt of $200 million, net proceeds from common stock issuances of $188 million, and proceeds from credit facilities of $100 million, and issuance of non-recourse debt of $33 million. These were partially offset by principal payments on credit facilities and commercial paper notes of $200 million, principal payments on non-recourse debt of $31 million, payments of $3 million for withholding requirements as a result of the vesting of employee shares, payment of debt issuance costs of $12 million and payments of dividends, distributions, and other financing activities of $142 million.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $188 million as of December 31, 2022, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our audited financial statements in this Form 10-K, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K.
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
Dividends
U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. Our current policy is to pay quarterly distributions, which on an annual basis will equal or exceed substantially all of our REIT taxable income. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in this Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.
Any distributions we make will be at the discretion of our board of directors and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our assets, our operating expenses and any other expenditures. In the event that our Board determines to make distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets. To the extent, that in respect of any calendar year, cash available for distribution is less than our taxable income, or our declared distribution we could be required to sell assets, borrow funds or raise additional capital to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We will generally not be required to make distributions with respect to activities conducted through our domestic TRS.

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
The dividends declared in 2022 and 2021 are described in Note 11 to our audited financial statements in this Form 10-K.
Book Value Considerations
As of December 31, 2022, we carried only our investments and residual assets in securitized financial assets at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of December 31, 2022, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and government receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.

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
We are subject to interest rate risk in connection with new asset originations and our floating-rate borrowings, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the term of our investments to offset interest rate increases.
Typically, our long-term debt, or that of the projects in which we invest if applicable, is at fixed rates or may at times be fixed using interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of any hedges on floating rate debt to increase. See Note 3 to our audited financial statements in this Form 10-K for the estimated fair value of our fixed rate long-term debt, which is based on having the same debt service requirements that could have been borrowed at the date presented, at prevailing current market interest rates.
Our senior term loan is a variable rate loan with an outstanding balance of $383 million, and our revolving credit facilities are variable rate lines of credit with approximately $50 million outstanding as of December 31, 2022. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $431 million in variable rate borrowings by $538 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas price volatility continues or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have written off only two transactions, amounting to approximately $19 million (net of recoveries) on the approximately $10 billion of debt and real estate transactions we have originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our Board which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the Portfolio. We further discuss our strategy to managing these risks in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2023 expressed an unqualified opinion thereon.

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

Accounting for Equity Investments in Climate Solutions Projects

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company makes equity investments in climate solutions projects that are accounted for under the equity method of accounting. During the year ended December 31, 2022, the Company made new equity investments in climate solutions projects amounting to $128 million and held $1.9 billion of equity investments in climate solutions projects as of December 31, 2022. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is critical to its determination that it is not the primary beneficiary of the investee. Also, as described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments, which is done one quarter in arrears to allow for receipt of financial information from its investees. Also as described in Note 2, the Company evaluates their equity method investments quarterly for other than temporary impairment (“OTTI”). This requires evaluating both qualitative and quantitative evidence to determine whether there may be indicators of a loss in investment value below carrying value.

Auditing the Company’s determination of whether it has power over an investee was complex and required significant judgment to determine both the activities of the investee that most significantly impact the investee’s economics, and the distribution of power among the members of the investee that ultimately determine the outcome of such activities. In addition, auditing the Company’s application of the HLBV method was challenging and inherently complex, because the application is based on its interpretations of the liquidation provisions outlined within investees’ LLC Agreements. Lastly, evaluating available qualitative and quantitative evidence was subjective and required judgment as to whether there were indicators of a loss in investment value below carrying value.

How We Addressed the Matter in our Audit
We tested controls that address the risks of material misstatement relating to: i) the determination of whether the Company has the power to direct the significant activities of the investees, ii) the recognition of its share of investees’ profits and losses through use of the HLBV method based on financial information reported to the Company from its investees, and iii) the review of available qualitative and quantitative evidence in determining whether there may be indicators of a loss in investment value below carrying value. For example, we tested controls over management’s review of the variable interest model and determination of whether the Company has power. We also tested controls over management’s review of the HLBV method, including the application of the liquidation provisions and the financial information reported from their investees. Lastly, we tested controls over management’s review of quantitative and qualitative evidence and whether there were indicators of a loss in investment value below carrying value.

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

We reviewed the Company’s evaluation of qualitative and quantitative evidence and whether there may be indicators of a loss in investment value below carrying value for a sample of investments. This included, among others, evaluating management’s identification of indicators that the Company’s investments may have experienced a loss of value below carrying value, agreeing certain qualitative and quantitative information used in the assessment to source documents, testing clerical accuracy of the analysis as applicable, and assessing any contradictory evidence that arose during our audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1983.

Tysons, Virginia

February 21, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 21, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia

February 21, 2023

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$155,714	$226,204
Equity method investments	1,869,712	1,759,651
Commercial receivables, net of allowance of $41 million and $36 million, respectively	1,887,483	1,298,529
Government receivables	102,511	125,409
Receivables held-for-sale	85,254	22,214
Real estate	353,000	356,088
Investments	10,200	17,697
Securitization assets	177,032	210,354
Other assets	119,242	132,165
Total Assets	$4,760,148	$4,148,311
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$120,114	$88,866
Credit facilities	50,698	100,473
Commercial paper notes	192	50,094
Term loan facility	379,742	—
Non-recourse debt (secured by assets of $632 million and $573 million, respectively)	432,756	429,869
Senior unsecured notes	1,767,647	1,762,763
Convertible notes	344,253	149,731
Total Liabilities	3,095,402	2,581,796
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 90,837,008 and 85,326,781 shares issued and outstanding, respectively	908	853
Additional paid in capital	1,924,200	1,727,667
Accumulated deficit	(285,474)	(193,706)
Accumulated other comprehensive income (loss)	(10,397)	9,904
Non-controlling interest	35,509	21,797
Total Stockholders’ Equity	1,664,746	1,566,515
Total Liabilities and Stockholders’ Equity	$4,760,148	$4,148,311

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2022	2021	2020
Revenue
Interest income	$134,656	$106,889	$95,559
Rental income	26,245	25,905	25,878
Gain on sale of receivables and investments	57,187	68,333	49,887
Fee income	21,649	12,039	15,583
Total revenue	239,737	213,166	186,907
Expenses
Interest expense	115,559	121,705	92,182
Provision for loss on receivables	12,798	496	10,096
Compensation and benefits	63,445	52,975	37,766
General and administrative	29,934	19,907	14,846
Total expenses	221,736	195,083	154,890
Income before equity method investments	18,001	18,083	32,017
Income (loss) from equity method investments	31,291	126,421	47,963
Income (loss) before income taxes	49,292	144,504	79,980
Income tax benefit (expense)	(7,381)	(17,158)	2,779
Net income (loss)	41,911	127,346	82,759
Net income (loss) attributable to non-controlling interest holders	409	767	343
Net income (loss) attributable to controlling stockholders	$41,502	$126,579	$82,416
Basic earnings (loss) per common share	$0.47	$1.57	$1.13
Diluted earnings (loss) per common share	$0.47	$1.51	$1.10
Weighted average common shares outstanding—basic	87,500,799	79,992,922	72,387,581
Weighted average common shares outstanding—diluted	90,609,329	87,671,641	74,373,169

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$41,911	$127,346	$82,759
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $2.2 million, $0.4 million and $(1.1) million in 2022, 2021, and 2020 respectively	(63,935)	(5,434)	12,437
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $(13.2) million, $(0.8) million, and $1.0 million in 2022, 2021, and 2020 respectively	43,401	2,687	(3,063)
Comprehensive income (loss)	21,377	124,599	92,133
Less: Comprehensive income (loss) attributable to non-controlling interest holders	176	751	383
Comprehensive income (loss) attributable to controlling stockholders	$21,201	$123,848	$91,750

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2019	66,338	$663	$1,102,303	$(169,786)	$3,300	$3,432	$939,912
Net income (loss)	—	—	—	82,416	—	343	82,759
Adoption of ASU 2016-13, net of tax effect				(14,031)		(74)	(14,105)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,380	57	12,437
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(3,046)	(17)	(3,063)
Issued shares of common stock	9,523	96	298,375	—	—	—	298,471
Equity-based compensation	—	—	9,711	—	—	4,812	14,523
Issuance (repurchase) of vested equity-based compensation shares	537	6	(17,293)	—	—	—	(17,287)
Other	59	—	913	—	—	(859)	54
Dividends and distributions	—	—	—	(102,711)	—	(841)	(103,552)
Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	126,579	—	767	127,346
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(5,401)	(33)	(5,434)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	2,671	16	2,687
Issued shares of common stock	3,326	33	200,808	—	—	—	200,841
Equity-based compensation	—	—	6,039	—	—	15,471	21,510
Issuance (repurchase) of vested equity-based compensation shares	324	3	(14,020)	—	—	—	(14,017)
Other	5,220	52	140,831	—	—		140,883
Dividends and distributions	—	—	—	(116,173)	—	(1,277)	(117,450)
Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	41,502	—	409	41,911
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(63,211)	(724)	(63,935)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	42,910	491	43,401
Issued shares of common stock	5,121	51	188,831	—	—	—	188,882
Equity-based compensation	—	—	3,159	—	—	16,942	20,101
Issuance (repurchase) of vested equity-based compensation shares	103	1	(3,213)	—	—	—	(3,212)
Redemption of OP Units	3	—	85	—	—	(85)	—
Conversion of convertible notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(133,270)	—	(3,321)	(136,591)
Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$41,911	$127,346	$82,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables	12,798	496	10,096
Depreciation and amortization	3,993	3,801	3,580
Amortization of financing costs	11,685	11,316	7,789
Equity-based compensation	20,101	17,047	16,791
Equity method investments	16,403	(94,773)	13,099
Non-cash gain on securitization	(28,614)	(48,332)	(55,413)
(Gain) loss on sale of receivables and investments	(218)	(720)	13,811
Changes in receivables held-for-sale	(62,953)	(22,035)	—
Loss on debt extinguishment	—	14,584	—
Changes in accounts payable and accrued expenses	18,176	11,313	8,023
Change in accrued interest on receivables and investments	(15,414)	(859)	(24,282)
Other	(17,638)	(5,875)	(2,971)
Net cash provided by operating activities	230	13,309	73,282
Cash flows from investing activities
Equity method investments	(127,867)	(401,856)	(885,862)
Equity method investment distributions received	110,064	21,777	98,571
Proceeds from sales of equity method investments	1,700	300	—
Purchases of and investments in receivables	(726,931)	(553,366)	(256,323)
Principal collections from receivables	125,976	148,769	132,958
Proceeds from sales of receivables	5,047	75,582	59,398
Purchases of real estate	(4,550)	—	—
Sales of real estate	4,550	—	—
Purchases of investments	(2,329)	(4,830)	(40,185)
Principal collections from investments	—	414	2,424
Proceeds from sales of investments and securitization assets	7,020	15,197	68,520
Funding of escrow accounts	(5,476)	(12,069)	(23,178)
Withdrawal from escrow accounts	22,757	1,756	8,094
Other	(2,071)	4,924	3,931
Net cash provided by (used in) investing activities	(592,110)	(703,402)	(831,652)

	Years Ended December 31,
	2022	2021	2020

Cash flows from financing activities
Proceeds from credit facilities	100,000	100,000	126,000
Principal payments on credit facilities	(150,000)	(22,441)	(134,594)
Proceeds from issuance of commercial paper notes	—	50,000	—
Principal payments on commercial paper notes	(50,000)	—	—
Proceeds from issuance of non-recourse debt	32,923	—	15,938
Principal payments on non-recourse debt	(30,581)	(37,974)	(125,969)
Proceeds from issuance of term loan	383,000	—	—
Proceeds from issuance of senior unsecured notes	—	1,000,000	771,250
Redemption of senior unsecured notes	—	(500,000)	—
Proceeds from issuance of convertible notes	200,000	—	143,750
Principal payments on convertible notes	(461)	—	—
Net proceeds of common stock issuances	188,881	200,641	298,070
Payments of dividends and distributions	(132,198)	(113,510)	(99,867)
Withholdings on employee share vesting	(3,211)	(14,018)	(17,287)
Redemption premium paid	—	(14,101)	—
Payment of debt issuance costs	(11,754)	(17,750)	—
Other	(9,820)	(12)	(15,176)
Net cash provided by (used in) financing activities	516,779	630,835	962,115
Increase (decrease) in cash, cash equivalents, and restricted cash	(75,101)	(59,258)	203,745
Cash, cash equivalents, and restricted cash at beginning of period	251,073	310,331	106,586
Cash, cash equivalents, and restricted cash at end of period	$175,972	$251,073	$310,331
Interest paid	$98,704	$108,267	$75,934
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$28,614	$56,432	$56,697
Right-of-use asset obtained in exchange for lease liability	—	4,628	—
Issuance of common stock from conversion of convertible notes	7,674	141,810	—
Deconsolidation of non-recourse debt and other liabilities	—	126,139	—
Deconsolidation of assets pledged for non-recourse debt	—	130,513	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022
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
We evaluate on a quarterly basis whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence whether there may be indicators of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is a indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statement as an impairment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such projects’ cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similar to available-for-sale debt securities and carried at fair value with changes in fair value recorded in AOCI. Income related to the residual assets is recognized using the effective interest rate method and included in fee income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
Convertible Notes
We have issued convertible and exchangeable senior notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity.
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
We record compensation expense for grants made in accordance with ASC 718, Compensation—Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. We have also issued awards where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation. Forfeitures of unvested awards are recognized as they occur.
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
Recently Issued Accounting Pronouncements
There were no accounting standards that became effective in the year ended December 31, 2022 that had a material effect on our consolidated financial statements and related disclosures. Accounting standards updates issued before February 21, 2023 and effective after December 31, 2022, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2022 and December 31, 2021, only our residual assets related to our securitization trusts and investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of December 31, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,859	$1,887	Level 3
Government receivables	96	103	Level 3
Receivables held-for-sale	92	85	Level 3
Investments (1)	10	10	Level 3
Securitization residual assets (2)	177	177	Level 3
Liabilities (3)
Credit facilities	$51	$51	Level 3
Commercial paper notes	—	—	Level 3
Term loan facility	384	384	Level 3
Non-recourse debt	402	442	Level 3
Senior unsecured notes	1,546	1,784	Level 2
Convertible notes
2023 Convertible Senior Notes	137	143	Level 2
2025 Exchangeable Senior Notes	185	206	Level 2
Total Convertible Notes	322	349	Level 2
(1)The amortized cost of our investments as of December 31, 2022, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2022, was $224 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2021
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,433	$1,299	Level 3
Government receivables	137	125	Level 3
Receivables held-for-sale	32	22	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	210	210	Level 3
Liabilities (3)
Credit facilities	$100	$100	Level 3
Commercial paper notes	50	50	Level 3
Non-recourse debt	476	440	Level 3
Senior unsecured notes	1,823	1,784	Level 2
Convertible notes:
2023 Convertible Senior Notes	16	8	Level 2
2025 Convertible Senior Notes	170	144	Level 2
Total Convertible Notes	186	152	Level 2
(1)The amortized cost of our investments as of December 31, 2021, was $17 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2021, was $194 million.
(3)Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2022	2021
	(in millions)
Balance, beginning of period	$18	$55
Purchases of investments	2	5
Sale of investments	(7)	(38)
Unrealized gains (losses) on investments recorded in OCI	(3)	(4)
Balance, end of period	$10	$18

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Securities
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
December 31, 2022	$4	$6	$0.7	$1.2	4	1
December 31, 2021	7	—	0.1	—	1	—
(1)    Loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments, as of December 31, 2022 and 2021, we used a risk-free rate and added a range of interest rate spreads of approximately 1% to 4%, determined based upon recent transactions involving similar assets. The weighted average discount rates used to determine the fair value of our investments as of December 31, 2022 and 2021 were 6.5% and 3.6%, respectively.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the year ended December 31,
	2022	2021
	(in millions)
Balance, beginning of period	$210	$159
Accretion of securitization residual assets	17	9
Additions to securitization residual assets	29	61
Collections of securitization residual assets	(16)	(17)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(63)	(2)
Balance, end of period	$177	$210
The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
December 31, 2022	$118	$51	$27	$22	66	12
December 31, 2021	51	17	1	1	12	3
(1)    Loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, as of December 31, 2022 and 2021, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6%, determined based upon recent transactions involving similar assets. The weighted average discount rate used to determine the fair value of our securitization residual assets as of December 31, 2022 and 2021 was 6.8% and 3.8%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2022	2021
	(in millions)
Cash deposits	$156	$226
Restricted cash deposits (included in other assets)	20	25
Total cash deposits	$176	$251
Amount of cash deposits in excess of amounts federally insured	$174	$249
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders redeemed 2,777 OP units during the year ended December 31, 2022 for the same number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the year ended December 31, 2021.
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
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2022	2021	2020
	(in millions)
Gains on securitizations	$57	$68	$50
Cost of financial assets securitized	500	810	292
Proceeds from securitizations	557	878	342
Residual and servicing assets	177	210	164
Cash received from residual and servicing assets	20	18	12
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances, that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 3.7% to 6.9% during the year ended December 31, 2022.
As of December 31, 2022 and December 31, 2021, our managed assets totaled $9.8 billion and $8.8 billion, respectively, of which $5.5 billion and $5.2 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the years ended December 31, 2022, 2021, or 2020. As of December 31, 2022, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows for $93 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6. Our Portfolio
As of December 31, 2022, our Portfolio included approximately $4.3 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2022, which is assessed quarterly:

	Portfolio Performance
	Government	Commercial
	1 (1)	1 (1)	2 (2)	3 (3)	Total
Receivable vintage (4)	(dollars in millions)
2022	$—	$639	$—	$—	$639
2021	—	288	—	—	288
2020	—	165	—	—	165
2019	—	457	—	2	459
2018	—	268	—	—	268
Prior to 2018	103	100	—	9	212
Total receivables held-for-investment (5)	103	1,917	—	11	2,031
Less: Allowance for loss on receivables	—	(36)	—	(5)	(41)
Net receivables held-for-investment	103	1,881	—	6	1,990
Receivables held-for-sale	—	85	—	—	85
Investments	2	8	—	—	10
Real estate	—	353	—	—	353
Equity method investments (6)	—	1,847	23	—	1,870
Total	$105	$4,174	$23	$6	$4,308
Percent of Portfolio	2%	97%	1%	—%	100%
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Loans in this category are placed on non-accrual status. In the second quarter of 2022, we moved $11 million of loans we had made in a new market venture where the performance has not met expectations to this category from Category 2.
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
(4)Receivable vintage refers to the period in which the relevant loan agreement is signed, and a given vintage may contain loan advances made in periods subsequent to the period in which the loan agreement was signed.
(5)Total reconciles to the total of the government receivables and commercial receivables lines of the consolidated balance sheets
(6)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.
Receivables
As of December 31, 2022 our allowance for loan losses was $41 million based on our expectation for credit losses over the lives of the receivables in our Portfolio. During 2022, we recorded a provision for loss on receivables of $13 million primarily due to new loans and loan commitments.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment,” as defined by Topic 326, as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$1,928	$256	$41	$1,335	$184	$36
Government (2)	103	—	—	125	—	—
Total	$2,031	$256	$41	$1,460	$184	$36

(1)As of December 31, 2022, this category of assets include $1,212 million of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for the $11 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $36 million allowance on these $1.9 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of December 31, 2022, our government receivables include $13 million of U.S. federal government transactions and $90 million of transactions where the ultimate obligors are state or local governments.
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

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the year ended December 31, 2022:

	Commercial	Government
	(in millions)
Beginning balance - December 31, 2020	$36	$—
Provision for loss on receivables	—	—
Ending balance - December 31, 2021	36	—
Provision for loss on receivables	13	—
Write-off of allowance	(8)
Ending balance - December 31, 2022	$41	$—

Other than the $11 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,031	$4	$59	$1,098	$870
Weighted average yield by period	8.1%	1.9%	5.2%	8.4%	7.9%

Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of December 31, 2022:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$10	$—	$—	$—	$10
Weighted average yield by period	4.6%	—%	—%	—%	4.6%
We had no investments that were impaired or on non-accrual status as of December 31, 2022 or 2021, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2057 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of December 31, 2022 and 2021, were as follows:

	December 31,
	2022	2021
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(20)	(17)
Real estate	$353	$356
As of December 31, 2022, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2023	$3	$24
2024	3	24
2025	3	24
2026	3	25
2027	3	25
Thereafter	69	698
Total	$84	$820
Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments. As of December 31, 2022, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings, LLC	$540
Various	Lighthouse Partnerships (1)	389
Various	Phase V Class A LLC	165
March 2020	University of Iowa Energy Collaborative Holdings LLC	130
Various	Vivint Solar Asset 3 HoldCo Parent LLC	116
Various	Other investees	530
	Total equity method investments	$1,870
(1)Represents the total of three equity investments in a portfolio of a renewable energy projects discussed below.
Jupiter Equity Holdings, LLC
We have a preferred equity interest in Jupiter Equity Holdings, LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. We have made capital contributions to Jupiter of approximately $536 million related to these projects, reflecting final funding true-ups after all projects reached substantial completion. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
In December 2020, we entered into certain agreements relating to the acquisition, ownership and management of approximately $663 million in preferred cash equity investments in three partnerships that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. In 2021, we modified this structure to include an additional project in the renewables portfolio and to be held through the four partnerships (“Lighthouse Partnerships”), bringing our total expected investment to $870 million. We have made initial investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $433 million through December 31, 2022, and additional investments are expected to be made as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 15 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers.
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

Related party transactions
Of our commercial receivables, approximately $713 million are loans made to entities in which we also have non-controlling equity investments of approximately $338 million. These equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	For the year ended December 31,
	2022	2021	2020
	(in millions)
Interest income from related party loans	$60	$54	$38
Investments in related party loans	164	324	101
Principal collected from related party loans	87	71	61
Interest collected from related party loans	64	53	27
In addition to the above, in the second quarter of 2022, as part of a purchase and sale agreement with an equity investee, we exchanged three performing loans for equity interests in the same project companies. The GAAP carrying value of the loans was $55 million, which were exchanged in a non-cash transaction for equity method investments with no gain or loss recognized at the time of exchange as calculated using discounted cash flows at a market interest rate.
7. Credit facilities and commercial paper notes
Secured credit facilities
We have two secured revolving credit facilities (our “Secured Credit Facilities”), a representation-based loan agreement (the “Rep-Based Facility”) and an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which mature in July 2023. The Rep-Based Facility is a secured revolving limited-recourse credit facility, which has a maximum outstanding principal amount of $100 million, and the Approval-Based Facility is a secured revolving recourse credit facility with a maximum outstanding principal amount of $200 million.
The following table provides additional detail on our Secured Credit Facilities as of December 31, 2022:

	Rep-Based Facility	Approval-Based Facility
	(dollars in millions)
Outstanding balance	$—	$51
Value of collateral pledged to credit facility	10	103
Available capacity based on pledged assets	7	9
Weighted average short-term borrowing rate	N/A	6.2%
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
The Secured Credit Facilities contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of December 31, 2022.
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
Unsecured revolving credit facilities
In February 2022, we entered into a $600 million unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025, replacing our then-existing $400 million unsecured revolving credit facility entered into in February 2021. As of December 31, 2022, there were no outstanding balances on the unsecured revolving credit facility. As of December 31, 2022, we had less than $3 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a committee fee based on our current credit rating and bears interest at a rate of the SOFR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. The current applicable margins are 1.875% for Term SOFR Rate-based loans and 0.875% for prime rate-based loans. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
In December 2022, we renewed an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. The proceeds of our commercial paper notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of December 31, 2022, we have no green commercial paper notes outstanding.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40%

on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of December 31, 2022, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2022	2021				2022	2021
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$73	$77	4.28%	October 2034	$—	$136	$139	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2	56	62	4.35%	April 2037	—	63	70	Receivables and restricted cash
HASI SYB Trust 2017-1	141	146	3.86%	March 2042	—	231	208	Receivables, real estate, real estate intangibles, and restricted cash
Lannie Mae Series 2019-1	90	93	3.68%	January 2047	—	120	110	Receivables, real estate, real estate intangibles, and restricted cash
Other non-recourse debt (1)	82	62	3.15% - 7.45%	2022 to 2032	18	82	65	Receivables
Unamortized financing costs	(9)	(10)
Non-recourse debt (2)	$433	$430
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $632 million and $592 million as of December 31, 2022 and December 31, 2021, respectively, which includes $20 million and $19 million of restricted cash balance was pledged for debt service as of December 31, 2022 and December 31, 2021, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of December 31, 2022 and 2021.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of December 31, 2022, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2023	$28
2024	29
2025	27
2026	26
2027	34
Thereafter	298
Total minimum maturities	442
Unamortized financing costs	(9)
Total non-recourse debt	$433

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of December 31, 2022 and 2021. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

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

The following table presents a summary of the components of the Senior Unsecured Notes:

	As of and for the year ended December 31,
	2022	2021
	(in millions)
Principal	$1,775	$1,775
Accrued interest	12	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(16)	(21)
Carrying value of Senior Unsecured Notes	$1,768	$1,763
Interest expense	$77	$72
Convertible Senior Notes
We have outstanding $144 million aggregate principal amount of convertible senior notes and $200 million aggregate principal amount of exchangeable senior notes, together “Convertible Notes”. Holders may convert or exchange any of their Convertible Notes into shares of our common stock at the applicable conversion or exchange ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Notes as of December 31, 2022:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/ Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2022 Convertible Senior Notes	$—	(2)	September 1, 2022	4.125%	March 1 and September 1	36.8366	$27.15	—	$0.330
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.7767	$48.13	3.0	$0.340
2025 Exchangeable Senior Notes	200	(3)	May 1, 2025	0.000%	N/A	17.6873	$56.54	3.5	$0.375
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)In March 2022, we exercised a redemption option to call the remaining $8.1 million of 2022 Convertible Senior Notes. $7.6 million principal of the notes was converted prior to the effectiveness of the redemption option, with the remaining notes being redeemed for cash of $0.5 million
(3)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $205 million.
For the 2023 Convertible Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the conversion rate for a holder that converts its convertible notes in connection with such make-whole fundamental change. There are no cash settlement provisions in the convertible notes and the conversion option can only be settled through physical delivery of our common stock. Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2023 Convertible Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2023 Convertible Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT.
In April 2022, certain of our TRS jointly issued $200 million of 0.00% green exchangeable senior notes due 2025 that are guaranteed by us and certain other subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually.
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
neutral to negative on incremental carbon emissions.

The following table presents a summary of the components of our Convertible Notes:

	As of and for the year ended December 31,
	2022	2021
	(in millions)
Principal	$344	$152
Premium	5	—
Less: Unamortized financing costs	(5)	(2)
Carrying value of Convertible Senior Notes	$344	$150
Interest expense	$7	$6
CarbonCount Term Loan Facility
On November 1, 2022, we entered into an unsecured term loan facility with a syndicate of banks which has an outstanding principal amount of $383 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount metric. As of December 31, 2022, the applicable margin is 2.225% and the current interest rate is 6.75%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Beginning six months after the effective date of the facility, 1.25% of the outstanding principal balance will be due quarterly. The term loan facility has a maturity date of October 31, 2025, and loans under the facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
Principal and interest payments which were due under the term loan facility as of December 31, 2022 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2023	$15
2024	18
2025	351
Total	$384
Less: Unamortized financing costs	(4)
Carrying Value	$380
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
9. Commitments and Contingencies
Leases
We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in 2021 which expires in 2033.
We have a lease related to our previous office space entered into in 2011 and amended in 2013 and 2017. Lease payments under this prior lease commenced in 2012 and incremental payments related to the amendments commenced in 2014 and 2017. The lease expires in 2027, and we expect to begin subleasing this space in 2023.
The leases provide for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Rent expense related to both of these leases was less than $1 million for each of the years ended December 31, 2022, 2021, and 2020, respectively. Future gross minimum lease payments are approximately $1 million per year during the remaining term of the leases.

Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In the third quarter of 2022, we made a guarantee related to the financing of three of our joint venture entities that own debt securities of energy efficiency projects. We received $64 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2023. In February 2023, we extended this agreement until May 2023. As of December 31, 2022, our maximum obligation under this guarantee is approximately $80 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral for this guarantee as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for repayment to us 15% of this guarantee obligation.
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of December 31, 2022, there have been no such actions resulting in claims against the Company.
COVID-19
The COVID-19 global pandemic has brought forth uncertainty and disruption to the global economy. As of December 31, 2022, we have not recorded any contingencies on our balance sheet related to COVID-19 with the exception of any allowances related to our receivables described in Note 6. To the extent COVID-19 continues to cause dislocations in the global economy, our financial condition, results of operations, and cash flows may be adversely impacted.
10. Income Tax
We recorded an income tax benefit (expense) of approximately $(7) million for the year ended December 31, 2022, a $(17) million tax benefit (expense) for the year ended December 31, 2021, and an $3 million tax benefit (expense) for the year for the year ended 2020 related to the activities of our TRS. The federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. Below is a reconciliation between the federal statutory rates of our TRS entities and our effective tax rates for the years ended December 31:

	2022	2021	2020
Federal statutory income tax rate	21%	21%	21%
Changes in rate resulting from:
Share-based compensation	(41)%	(4)%	(13)%
Equity method investments	55%	(2)%	(12)%
Other	(11)%	5%	(4)%
Valuation allowance	(114)%	—%	—%
Effective tax rate	(90)%	20%	(8)%
Our deferred tax liability was $44 million and $25 million as of December 31, 2022 and 2021, respectively, related to the activities of our TRS. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2022	2021
	(in millions)
Net operating loss (NOL) carryforwards	$114	$75
Tax credit carryforwards	21	16
Share-based compensation	3	3
Other	1	13
Valuation allowance	(10)	—
Gross deferred tax assets	129	107
Receivables basis difference	$(20)	$(15)
Equity method investments	(153)	(117)
Gross deferred tax liabilities	(173)	(132)
Net deferred tax liabilities	$(44)	$(25)
We have unused NOLs of $465 million and tax credits of approximately $21 million. Approximately $87 million of our NOLs will begin to expire in 2034. If our TRS entities were to experience a change in control as defined in Section 382 of the Internal Revenue Code, the TRS’s ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $378 million were added in taxable years after 2018 which are not subject to expiration but are limited to 80% of taxable income. Our tax credits begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2019 through 2022 are open. As of December 2022 and 2021, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2022 and 2021, and no interest and penalties were recognized during the years ended December 31, 2022, 2021, or 2020.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2022 and 2021 are characterized as follows:

	2022	2021
Common distributions
Ordinary income	31%	14%
Return of capital	69%	86%
	100%	100%
11. Equity
Dividends and Distributions
Our Board declared the following dividends in 2021, 2022, and 2023:

Announced Date	Record Date		Pay Date	Amount per share
2/18/2021	04/5/2021		04/12/2021	$0.350
5/4/2021	07/2/2021		07/9/2021	0.350
8/5/2021	10/1/2021		10/8/2021	0.350
11/4/2021	12/28/2021	(1)	01/11/2022	0.350
02/17/2022	04/4/2022		04/11/2022	0.375
05/3/2022	07/5/2022		07/12/2022	0.375
08/4/2022	10/4/2022		10/11/2022	0.375
11/3/2022	12/28/2022	(1)	01/6/2023	0.375
02/16/2023	04/3/2023		04/10/2023	0.395
(1)These dividends are treated as distributions in the following year for tax purposes.

Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings, to or through a market maker or into an existing trading market on an exchange or otherwise. In January 2023, we established a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock in 2021 and 2022:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (1)	Net Proceeds (2)
		(amounts in millions, except per share amounts)
Q1 2021	ATM	1.639	$63.55	$103
Q2 2021	None	—	—	—
Q3 2021	ATM	0.857	57.56	49
Q4 2021	ATM	0.830	59.82	49
Q1 2022	ATM	1.050	48.14	50
Q2 2022	ATM	0.731	38.91	28
Q3 2022	ATM	1.346	36.85	49
Q4 2022	ATM	1.996	31.41	62
(1)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

Equity-based Compensation Awards
We have 7,500,000 awards authorized for issuance under our 2022 Plan. As of December 31, 2022, we have issued awards with service, performance and market conditions and have 7,435,731 awards remaining available for issuance. During the year ended December 31, 2022, our Board awarded employees and directors 396,591 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2023 to 2027. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2022, 2021, and 2020 is shown below. In 2022, we adopted a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. Upon adoption of the policy, we recognized any remaining unrecognized share based compensation expense for awards to employees who met the retirement criteria at the time of adoption and accelerated the recognition of expense for employees who will meet the criteria prior to the vesting of their existing awards.

	2022	2021	2020
	(in millions)
Equity-based compensation expense	$20	$17	$17
Fair value of awards vested on vesting date	34	44	39
The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $13 million as of December 31, 2022. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 1 year. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2020	367,177	$27.77	$10.2
Granted	80,886	59.41	4.8
Vested	(250,758)	29.22	(7.3)
Forfeited	(3,757)	51.43	(0.2)
Ending Balance—December 31, 2021	193,548	$38.66	$7.5
Granted	71,911	37.32	2.7
Vested	(93,646)	46.46	(4.3)
Forfeited	(3,361)	46.83	(0.2)
Ending Balance—December 31, 2022	168,452	$33.59	$5.7
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2020	235,600	$21.78	$5.1
Granted	17,426	71.23	1.2
Incremental performance shares granted	171,180	20.24	3.5
Vested	(342,360)	20.24	(6.9)
Forfeited	(3,480)	39.92	(0.1)
Ending Balance—December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(5,022)	49.00	(0.2)
Ending Balance—December 31, 2022	58,404	$51.03	$3.0
(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2020	285,682	$21.62	$6.2
Granted	249,573	54.73	13.7
Vested	(151,209)	21.58	(3.3)
Forfeited	—	—	—
Ending Balance—December 31, 2021	384,046	$43.15	$16.6
Granted	174,340	44.08	7.7
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance—December 31, 2022	276,766	$42.21	$11.7
(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2020	312,704	$20.59	$6.4
Granted	86,274	65.28	5.6
Incremental performance shares granted	51,500	21.09	1.1
Vested	(103,000)	21.09	(2.1)
Forfeited	—	—	—
Ending Balance—December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance—December 31, 2022	324,028	$42.84	$13.9
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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Year ended December 31,
Numerator:	2022	2021	2020
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$41.5	$126.6	$82.4
Less: Dividends and distributions to participating securities	(0.7)	(0.9)	(0.9)
Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$40.8	$125.7	$81.5
Add: Interest expense related to convertible notes under the if-converted method	1.4	6.3	0.4
Net income (loss) attributable to controlling stockholders—diluted	$42.2	$132.0	$81.9
Denominator:
Weighted-average number of common shares—basic	87,500,799	79,992,922	72,387,581
Weighted-average number of common shares—diluted	90,609,329	87,671,641	74,373,169
Basic earnings per common share	$0.47	$1.57	$1.13
Diluted earnings per common share	$0.47	$1.51	$1.10

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,002,002	485,013	309,465
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	445,218	577,594	652,859
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	445,218	577,594	652,859
Restricted stock units	58,404	78,366	235,600
LTIP Units with market-based vesting conditions	324,028	347,478	312,704
Potential shares of common stock related to convertible notes	6,520,615	3,274,300	8,487,800
13. Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. During the years ended December 31, 2022, 2021, and 2020 we recognized income of $31 million, $126 million, and $48 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.
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

	Lighthouse Renewable HoldCo II LLC		Other Investments (1)	Total
Balance Sheet	in millions
As of September 30, 2022
Current assets	$13		$712	$725
Total assets	413		11,703	12,116
Current liabilities	23		748	771
Total liabilities	132		5,631	5,763
Members’ equity	281		6,072	6,353
As of December 31, 2021
Current assets	48		818	866
Total assets	472		11,124	11,596
Current liabilities	49		818	867
Total liabilities	130		4,904	5,034
Members’ equity	342		6,220	6,562
Income Statement
For the nine months ended September 30, 2022
Revenue	(35)	(2)	326	291
Income (loss) from continuing operations	(61)		(340)	(401)
Net income (loss)	(61)		(340)	(401)
For the year ended December 31, 2021
Revenue	1		139	140
Income (loss) from continuing operations	—		(577)	(577)
Net income (loss)	—		(577)	(577)
For the year ended December 31, 2020
Revenue	—		343	343
Income (loss) from continuing operations	—		(222)	(222)
Net income (loss)	—		(222)	(222)
(1)Represents aggregated financial statement information for investments not separately presented.
(2)Amount contains $34 million of mark-to-market losses on energy swaps which do not qualify for hedge accounting.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed approximately $1 million under the plan for the years ended December 31, 2022, and less than $1 million during the years ended December 31 2021, and 2020.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Balance at beginning of period	$36,253	$35,757	$8,027
Charged to provision (1)	12,798	496	27,730
Loan charge-offs	(8,027)	—	—
Balance at end of period	$41,024	$36,253	$35,757

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 84 of this annual report on Form 10-K.

Item 9B.    Other Information
Leadership Succession
On February 16, 2023, as part of the planned leadership succession process of the Company, the Board announced three key executive appointments:

•Jeffrey W. Eckel, currently Chairman of our Board, President and Chief Executive Officer, will assume the role of Executive Chairman and continue leading our Board;
•Jeffrey A. Lipson, currently Executive Vice President, Chief Operating Officer and Chief Financial Officer, will become the President & Chief Executive Officer; and
•Marc T. Pangburn, currently Executive Vice President and Co-Chief Investment Officer, will become Chief Financial Officer.
Transition of Jeffrey W. Eckel to Executive Chairman
Mr. Eckel will transition from the Companyʼs Chief Executive Officer and President and be designated to serve as our Executive Chairman, effective March 1, 2023. Mr. Eckel will serve as Executive Chairman for two years. On March 1, 2025, our Board will designate Mr. Eckel to serve as our Non-Executive Chairman.
In connection with this transition, we have entered into a new employment agreement with Mr. Eckel. Mr. Eckel’s two-year employment agreement includes an annual base salary of $412,500 and a target annual bonus of 237% of Mr. Eckelʼs base salary. On each of March 1, 2023 and March 1, 2024, we will grant to Mr. Eckel an equity compensation award with a target value of $3,285,750, subject to vesting and performance requirements.
During the term (and, if Mr. Eckel’s employment is terminated during the term due to his disability or death, for the period after such termination of employment due to disability or death as is necessary for Mr. Eckel’s disability or death to be covered by the applicable policy), we will maintain and pay the cost of (A) a term life insurance policy with a death benefit in the amount of $5,000,000 on the life of Mr. Eckel and (B) a long-term disability insurance policy for Mr. Eckel which would provide disability benefits to Mr. Eckel in an annual amount not less than 300% of the Mr. Eckel’s annual base salary.
If Mr. Eckel is terminated due to his disability or death, Mr. Eckel or his estate will receive any accrued but unpaid salary and annual bonus, plus a pro rata target bonus for the year in which his termination of employment occurs. For 24 months following such a termination, we will subsidize the cost of Mr. Eckel’s post-employment health coverage. All outstanding equity awards held by Mr. Eckel will become vested and nonforfeitable.
If Mr. Eckel is terminated without cause or leaves employment for good reason, he will be entitled to severance equal to one year of his base salary, one times the greater of the average of his annual bonus for the previous three years or the target bonus for the year of his termination, as well as a pro-rata target bonus for the year of termination. For 24 months following such a termination, we will subsidize the cost of Mr. Eckel’s post-employment health coverage. All outstanding equity awards held by Mr. Eckel will become vested and nonforfeitable.
If Mr. Eckel is terminated for cause, leaves employment without good reason or his term expires, he will be entitled to any accrued but unpaid base salary and annual bonus.
Appointment of Jeffrey A. Lipson as Chief Executive Officer
We have appointed Jeffrey A. Lipson, the Company’s Executive Vice President, Chief Operating Officer and Chief Financial Officer, to Chief Executive Officer and President, and we have entered into a new employment agreement with Mr. Lipson, effective March 1, 2023.
Mr. Lipson’s employment agreement includes an annual base salary of $775,000 and a target annual bonus of 175% of Mr. Lipson’s base salary. Mr. Lipson will be eligible to receive equity compensation awards when awards are made to similarly situated senior executives of the Company.
During the term (and, if Mr. Lipson’s employment is terminated during the term due to his disability or death, for the period after such termination of employment due to disability or death as is necessary for Mr. Lipson’s disability or death to be covered by the applicable policy), we will maintain and pay the cost of (A) a term life insurance policy with a death benefit in the amount of $5,000,000 on the life of Mr. Lipson and (B) a long-term disability insurance policy for Mr. Lipson which would provide disability benefits to Mr. Lipson in an annual amount not less than 300% of his annual base salary.
If Mr. Lipson is terminated due to his disability or death, Mr. Lipson or his estate will receive any accrued but unpaid salary and annual bonus, plus a pro rata target bonus for the year in which his termination of employment occurs. All outstanding equity awards held by Mr. Lipson will become vested and nonforfeitable.
If Mr. Lipson is terminated without cause or leaves employment for good reason, he will be entitled to severance equal to three times the sum of (A) one year of his base salary, (B) the greater of the average of his annual bonus for the previous three years or the target bonus for the year of his termination, plus (C) a pro-rata target bonus for the year of termination. For 24 months following such a termination, we will subsidize the cost of Mr. Lipson’s post-employment health coverage. All outstanding equity awards held by Mr. Lipson will become vested and nonforfeitable.

If Mr. Lipson is terminated for cause or leaves employment without good reason, he will be entitled to any accrued but unpaid base salary and annual bonus.
Appointment of Marc T. Pangburn as Chief Financial Officer
We have appointed Marc T. Pangburn, the Company’s Executive Vice President and Co-Chief Investment Officer, to Executive Vice President and Chief Financial Officer, and we have entered into a new employment agreement with Mr. Pangburn, effective March 1, 2023.
Mr. Pangburn’s employment agreement includes an annual base salary of $425,000 and a target annual bonus of 150% of Mr. Pangburnʼs base salary. Mr. Pangburn will be eligible to receive equity compensation awards when awards are made to similarly situated senior executives of the Company.
If Mr. Pangburn is terminated by reason of death or disability, his outstanding equity will become vested, and he or his estate will receive a pro rata target bonus for year of his death or a target bonus for the year in which the disability occurs.
If Mr. Pangburn is terminated without cause or leaves employment for good reason, he will be entitled to severance equal to one and one-half times one year of his base salary and one and one-half times the average of his annual bonus for the previous three years. For 18 months following such a termination, we will subsidize the cost of Mr. Pangburn’s post-employment health coverage. All outstanding equity awards held by Mr. Pangburn will become vested and nonforfeitable.
If Mr. Pangburn is terminated for cause or leaves employment without good reason, he will be entitled to any accrued but unpaid base salary and annual bonus.
Each of the executives are subject to typical restrictive covenant provisions following termination of the employment.
This disclosure is qualified in its entirety by the terms of the executed employment agreements, each of which is filed as an exhibit to this Annual Report on Form 10-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2022.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
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
As of December 31, 2022, we have approximately 1.2 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2022:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	7,435,731
Equity compensation plans not approved by stockholders	—
Total	7,435,731
(1)The 2013 Plan provides for grants of equity awards up to, in the aggregate, the equivalent of 7.5% of the issued and outstanding shares of our common stock from time to time (on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities into shares of common stock and assuming performance-based LTIP Units vest at 200%)) at the time of the award. As of December 31, 2022, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 10, 2021)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (No. 001-35877), filed on February 25, 2020)

4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
First Supplemental Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 4.125% Convertible Senior Note due 2022) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.5
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.6
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.'s 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877), filed on August 21, 2020)

4.7
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020)

4.8
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021)

4.9
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.10
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025) (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

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

10.3	2022 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 7, 2022)
10.4
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

10.8
Registration Rights Agreement, dated April  23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.09
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.1
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

10.26
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

10.27
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

10.28
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.29
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.30*	Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel
10.31*	Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Lipson
10.32*	Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc Pangburn
21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.
23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 21, 2023	/s/ Jeffrey W. Eckel
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

Signatures		Title

By:	/s/ Jeffrey W. Eckel	Chairman of the Board, President	February 21, 2023
	Jeffrey W. Eckel	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey A. Lipson	Chief Financial Officer, Chief Operating	February 21, 2023
	Jeffrey A. Lipson	Officer and Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer, Treasurer and	February 21, 2023
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Lizabeth Ardisana		February 21, 2023
Lizabeth Ardisana

By:	/s/ Clarence D. Armbrister		February 21, 2023
Clarence D. Armbrister

By:	/s/ Teresa M. Brenner		February 21, 2023
Teresa M. Brenner

By:			February 21, 2023
Michael T. Eckhart

By:	/s/ Nancy C. Floyd		February 21, 2023
Nancy C. Floyd

By:	/s/ Charles M. O’Neil		February 21, 2023
Charles M. O’Neil

By:	/s/ Richard J. Osborne	February 21, 2023
Richard J. Osborne

By:	/s/ Steven G. Osgood	February 21, 2023
Steven G. Osgood