Form 10-K/A
period 2022-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2023-03-31
CIK 1561894

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
On March 27, 2023, the registrant had a total of 91,809,494 shares of common stock, $0.01 par value, outstanding (which includes 151,672 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA	PCAOB ID:	42

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2023 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investment in Lighthouse Renewable HoldCo II LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2022, that our equity method investments in each of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries and Rosie TargetCo, LLC and its subsidiaries, which are not consolidated in our financial statements, were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2021, and that our equity method investment in SunStrong Capital Holdings, LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2020. Since the financial statements as of and for the year ended December 31, 2022, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2022. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 21, 2023, to include the following Exhibits:

•Exhibit 23.2 -- Consent of Ernst & Young LLP for the consolidated financial statements of Vivint Solar Asset 3 HoldCo Parent, LLC
•Exhibit 23.3 -- Consent of Ernst & Young LLP for the consolidated financial statements of Rosie TargetCo, LLC
•Exhibit 23.4 -- Consent of KPMG LLP for the consolidated financial statements of Rosie TargetCo, LLC
•Exhibit 23.5 -- Consent of KPMG LLP for the consolidated financial statements of SunStrong Capital Holdings, LLC
•Exhibit 23.6 -- Consent of Ernst & Young LLP for the consolidated financial statements of Lighthouse Renewable HoldCo II LLC
•Exhibit 99.1 -- Consolidated financial statements as of December 31, 2022, 2021, and 2020 and for the years ended December 31, 2022 and 2021 and for the period from October 9, 2020 to December 31, 2020 of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2022 and 2021, and for the years then ended for Rosie TargetCo LLC and its subsidiaries
•Exhibit 99.3 -- Consolidated financial statements as of December 31, 2020 and for the year then ended of Rosie TargetCo LLC and its subsidiaries
•Exhibit 99.4 -- Consolidated financial statements as of December 31, 2022 and 2021 and for the three years ended December 31, 2022, of SunStrong Capital Holdings, LLC and its subsidiaries
•Exhibit 99.5 -- Consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended of Lighthouse Renewable HoldCo II LLC and its subsidiaries

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including its exhibits, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

10.28
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.29
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.30
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K (No.35877), filed on February 21, 2023)

10.31
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K (No.35877), filed on February 21, 2023)

10.32
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc Pangburn (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K (No.35877), filed on February 21, 2023)

21.1	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)
23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)

23.2*	Consent of Ernst & Young LLP for Vivint Solar Asset 3 HoldCo Parent, LLC
23.3*	Consent of Ernst & Young LLP for Rosie TargetCo, LLC
23.4*	Consent of KPMG LLP for Rosie TargetCo, LLC
23.5*	Consent of KPMG LLP for SunStrong Capital Holdings, LLC
23.6*	Consent of Ernst & Young LLP for Lighthouse Renewable HoldCo, II LLC

24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K (No. 001-35877), filed on February 22, 2022)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
99.1*
Consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022 and 2021 and for the period from October 9, 2020 to December 31, 2020 of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries

99.2*	Consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended of Rosie TargetCo, LLC and its subsidiaries
99.3*	Consolidated financial statements as of December 31, 2020 and for the year then ended of Rosie TargetCo, LLC and its subsidiaries
99.4*	Consolidated financial statements as of December 31, 2022 and 2021 and for the three years ended December 31, 2022, of SunStrong Capital Holdings, LLC and its subsidiaries
99.5*	Consolidated financial statements as of December 31, 2022 and 2021 and for the years then ended of Lighthouse Renewable HoldCo II LLC and its subsidiaries
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 21, 2023)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 31, 2023	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President