Form 10-Q
period 2023-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2023-05-05
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 91,863,679 shares of common stock, par value $0.01 per share, outstanding as of May 2, 2023 (which includes 152,672 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 (collectively, our “2022 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$142,489	$155,714
Equity method investments	2,249,684	1,869,712
Commercial receivables, net of allowance of $43 million and $41 million, respectively	1,962,793	1,887,483
Government receivables	97,968	102,511
Receivables held-for-sale	16,603	85,254
Real estate	352,227	353,000
Investments	10,499	10,200
Securitization assets	193,378	177,032
Other assets	114,229	119,242
Total Assets	$5,139,870	$4,760,148
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$120,968	$120,114
Credit facilities	358,728	50,698
Commercial paper notes	99,899	192
Term loan facility	380,102	379,742
Non-recourse debt (secured by assets of $602 million and $632 million, respectively)	395,002	432,756
Senior unsecured notes	1,779,749	1,767,647
Convertible notes	346,607	344,253
Total Liabilities	3,481,055	3,095,402
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 91,657,822 and 90,837,008 shares issued and outstanding, respectively	917	908
Additional paid in capital	1,946,904	1,924,200
Accumulated deficit	(297,708)	(285,474)
Accumulated other comprehensive income (loss)	(32,820)	(10,397)
Non-controlling interest	41,522	35,509
Total Stockholders’ Equity	1,658,815	1,664,746
Total Liabilities and Stockholders’ Equity	$5,139,870	$4,760,148

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Revenue
Interest income	$43,108	$30,242
Rental income	6,487	6,499
Gain on sale of receivables and investments	15,719	17,099
Securitization income	3,432	2,741
Other income	355	1,895
Total revenue	69,101	58,476
Expenses
Interest expense	37,216	26,652
Provision for loss on receivables	1,883	621
Compensation and benefits	18,369	14,929
General and administrative	8,022	7,138
Total expenses	65,490	49,340
Income before equity method investments	3,611	9,136
Income (loss) from equity method investments	22,418	47,566
Income (loss) before income taxes	26,029	56,702
Income tax (expense) benefit	(1,431)	(10,999)
Net income (loss)	$24,598	$45,703
Net income (loss) attributable to non-controlling interest holders	492	357
Net income (loss) attributable to controlling stockholders	$24,106	$45,346
Basic earnings (loss) per common share	$0.26	$0.53
Diluted earnings (loss) per common share	$0.26	$0.51
Weighted average common shares outstanding—basic	91,102,374	85,583,152
Weighted average common shares outstanding—diluted	94,129,174	89,052,167
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$24,598	$45,703
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $(0.3) million for the three months ended March 31, 2023 and $1.0 million for the three months ended March 31, 2022	8,875	(22,709)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $0.3 million for the three months ended March 31, 2023 and $(0.1) million for the three months ended March 31, 2022	(31,768)	289
Comprehensive income (loss)	1,705	23,283
Less: Comprehensive income (loss) attributable to non-controlling interest holders	22	182
Comprehensive income (loss) attributable to controlling stockholders	$1,683	$23,101

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	24,106	—	492	24,598
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	8,760	115	8,875
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(31,183)	(585)	(31,768)
Issued shares of common stock	763	8	23,248	—	—	—	23,256
Equity-based compensation	—	—	774	—	—	7,124	7,898
Issuance (repurchase) of vested equity-based compensation shares	58	1	(1,318)	—	—	—	(1,317)
Dividends and distributions	—	—	—	(36,340)	—	(1,133)	(37,473)
Balance at March 31, 2023	91,658	$917	$1,946,904	$(297,708)	$(32,820)	$41,522	$1,658,815

Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	45,346	—	357	45,703
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(22,532)	(177)	(22,709)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	287	2	289
Issued shares of common stock	1,050	10	49,850	—	—	—	49,860
Equity-based compensation	—	—	962	—	—	2,579	3,541
Issuance (repurchase) of vested equity-based compensation shares	60	1	(2,212)	—	—	—	(2,211)
Conversion of Convertible Notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(32,922)	—	(1,746)	(34,668)
Balance at March 31, 2022	86,720	$867	$1,783,938	$(181,282)	$(12,341)	$22,812	$1,613,994

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$24,598	$45,703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	1,883	621
Depreciation and amortization	926	987
Amortization of financing costs	3,250	2,716
Equity-based compensation	7,898	3,540
Equity method investments	(11,415)	(38,564)
Non-cash gain on securitization	(6,882)	(4,532)
(Gain) loss on sale of receivables and investments	1,305	29
Changes in receivables held-for-sale	37,249	(43,482)
Changes in accounts payable and accrued expenses	936	11,709
Change in accrued interest on receivables and investments	(12,231)	(2,925)
Other	1,287	(7,745)
Net cash provided by (used in) operating activities	48,804	(31,943)
Cash flows from investing activities
Equity method investments	(362,831)	(78,717)
Equity method investment distributions received	1,469	4,217
Proceeds from sales of equity method investments	—	1,700
Purchases of and investments in receivables	(96,842)	(35,018)
Principal collections from receivables	22,741	19,850
Proceeds from sales of receivables	7,634	—
Purchases of real estate	—	(4,550)
Posting of hedge collateral	(20,350)	—
Other	(548)	(2,975)
Net cash provided by (used in) investing activities	(448,727)	(95,493)
Cash flows from financing activities
Proceeds from credit facilities	312,000	—
Principal payments on credit facilities	(5,000)	—
Proceeds from issuance of commercial paper notes	100,000	25,000
Principal payments on non-recourse debt	(5,140)	(5,577)
Net proceeds of common stock issuances	23,256	50,011
Payments of dividends and distributions	(35,142)	(31,810)
Withholdings on employee share vesting	(1,317)	(2,211)
Payment of financing costs	—	(3,421)
Other	(503)	(461)
Net cash provided by (used in) financing activities	388,154	31,531
Increase (decrease) in cash, cash equivalents, and restricted cash	(11,769)	(95,905)
Cash, cash equivalents, and restricted cash at beginning of period	175,972	251,073
Cash, cash equivalents, and restricted cash at end of period	$164,203	$155,168
Interest paid	$20,343	$13,145
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$5,330	$4,532
Issuance of common stock from conversion of Convertible Notes	—	7,674
Deconsolidation of non-recourse debt	32,923	—
Deconsolidation of assets pledged for non-recourse debt	31,371	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2023

1.The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take many forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We also generate on-going fees through off-balance sheet securitization transactions, advisory services and asset management.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” Our investments take various forms, including equity, joint ventures, real estate ownership, or lending or other financing transactions, and typically benefit from contractually committed high credit quality obligors. We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables;
•real estate; and
•investments in debt securities.
We finance our business through cash on hand, non-recourse debt, recourse debt, convertible securities, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. We also generate fee income through securitizations and syndications, by providing broker/dealer services and by managing and servicing assets owned by third parties.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- month periods ended March 31, 2023 and 2022, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond the amounts that are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for certain of these investments to allow for the receipt of financial information.
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

Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and thus they are classified as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. According, such receivables may include the ability to defer scheduled interest payments in exchange for increasing the receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments line in the operating section of our statement of cash flows.
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
Our other retained interest in securitized assets, the residual assets, are accounted for similar to available-for-sale debt securities and carried at fair value, with changes in fair value recorded in AOCI. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
Derivative Financial Instruments
We use derivative financial instruments, primarily interest rate swaps, to manage, or hedge, our interest rate risk exposures associated with new debt issuances and anticipated refinancings of existing debt, to manage our exposure to fluctuations in interest rates on floating-rate debt, and to optimize the mix of our fixed and floating-rate debt. Our objective is to reduce the impact of changes in interest rates on our results of operations and cash flows. The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized asset position) or accounts payable, accrued expenses and other (if in an unrealized liability position) and in net unrealized gains and losses in AOCI. The cash settlements of our interest rate swaps, if any, are classified as operating activities in our consolidated statements of cash flows.
The interest rate swaps we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets.
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
We record compensation expense for grants made in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. We have also issued awards where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period, even if the market conditions are not met. The grant date fair value of these awards was developed by an independent appraiser using a Monte Carlo simulation. Forfeitures of unvested awards are recognized as they occur.
We have a retirement policy that provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures and without the requirement for continued employment. Employees are eligible for the retirement policy upon meeting age and years of service criteria. We record compensation expense for unvested grants through the date in which an employee meets the retirement criteria.
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
Segment Reporting
We manage our business as a single portfolio, and accordingly report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before May 5, 2023, and effective after March 31, 2023, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2023 and December 31, 2022, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.
The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our senior unsecured notes and Convertible Notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value.

	As of March 31, 2023
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,944	$1,963	Level 3
Government receivables	93	98	Level 3
Receivables held-for-sale	20	17	Level 3
Investments (1)	10	10	Level 3
Securitization residual assets (2)	193	193	Level 3
Liabilities (3)
Credit facilities	$359	$359	Level 3
Commercial paper notes	100	100	Level 3
Term loan facility	384	384	Level 3
Non-recourse debt	373	404	Level 3
Senior unsecured notes	1,572	1,795	Level 2
Convertible Notes:
2023 Convertible Senior Notes	139	144	Level 2
2025 Exchangeable Senior Notes	190	206	Level 2
Total Convertible Notes	329	350
Derivative liabilities	32	32	Level 2
(1)The amortized cost of our investments as of March 31, 2023, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of March 31, 2023 was $231 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,859	$1,887	Level 3
Government receivables	96	103	Level 3
Receivables held-for-sale	92	85	Level 3
Investments (1)	10	10	Level 3
Securitization residual assets (2)	177	177	Level 3
Liabilities (3)
Credit facilities	$51	$51	Level 3
Commercial paper notes	—	—	Level 3
Term loan facility	384	384	Level 3
Non-recourse debt	402	442	Level 3
Senior unsecured notes	1,546	1,784	Level 2
Convertible Notes:
2022 Convertible Senior Notes	137	143	Level 2
2023 Convertible Senior Notes	185	206	Level 2
Total Convertible Notes	322	349
(1)    The amortized cost of our investments as of December 31, 2022, was $12 million.
(2)    Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2022 was $224 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Investments
The following table reconciles the beginning and ending balances for our Level 3 investments that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$10	$18
Unrealized gains (losses) on investments recorded in OCI	—	(2)
Balance, end of period	$10	$16

The following table illustrates our investments in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Securities
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2023	$2	$8	$0.4	$1.3	2	3
December 31, 2022	4	6	0.7	1.2	4	1
(1)    Loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our investments we used a risk-free rate and added a range of interest rate spreads based upon recent transactions involving similar assets of approximately 1% to 4% as of March 31, 2023, and 1% to 4% as of December 31, 2022. The weighted average discount rates used to determine the fair value of our investments as of March 31, 2023 and December 31, 2022 were 6.2% and 6.5%, respectively.

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended March 31,
	2023	2022
	(in millions)
Balance, beginning of period	$177	$210
Accretion of securitization residual assets	3	2
Additions to securitization residual assets	5	5
Collections of securitization residual assets	(1)	(3)
Unrealized gains (losses) on securitization residual assets recorded in OCI	9	(22)
Balance, end of period	$193	$192

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Securities
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
March 31, 2023	$71	$99	$11	$30	40	30
December 31, 2022	118	51	27	22	66	12
(1)     Loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads, determined based upon recent transactions involving similar assets, of approximately 1% to 6% based upon transactions involving similar assets as of March 31, 2023 and December 31, 2022. The weighted average discount rates used to determine the fair value of our securitization residual assets as of March 31, 2023 and December 31, 2022 were 6.3% and 6.8%, respectively. The difference between fair value and amortized cost is due to interest rate movements, and no securitization residual assets have been in a material loss position for more than 12 months. The unrealized losses are due to interest rate movements, and we have the intent and ability to hold these assets until a recovery of fair value.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Commercial and government receivables, real estate leases and debt investments consist primarily of receivables from various projects, U.S. federal government-backed receivables, and investment grade state and local government receivables and do not, in our view, represent a significant concentration of credit risk given the large number of diverse offtakers and other obligors of the projects. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.

We had cash deposits that are subject to credit risk as shown below:

	March 31, 2023	December 31, 2022
	(in millions)
Cash deposits	$142	$156
Restricted cash deposits (included in other assets)	22	20
Total cash deposits	$164	$176
Amount of cash deposits in excess of amounts federally insured	$153	$174
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the three months ended March 31, 2023 or March 31, 2022.
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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the three months ended March 31,
	2023	2022
	(in millions)
Gains on securitizations	$16	$17
Cost of financial assets securitized	263	175
Proceeds from securitizations	279	192
Residual and servicing assets	193	192
Cash received from residual and servicing assets	1	3
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5% to 10% for the three months ended March 31, 2023.
As of March 31, 2023 and December 31, 2022, our managed assets totaled $10.4 billion and $9.8 billion, respectively, of which $5.7 billion and $5.5 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the three months ended March 31, 2023 or March 31, 2022. As of March 31, 2023, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $97 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of March 31, 2023, our Portfolio included approximately $4.7 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in renewable energy and energy efficiency projects and land. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2023, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2023	$—	$31	$—	$—	$31
2022	—	683	—	—	683
2021	—	285	—	—	285
2020	—	164	—	—	164
2019	—	461	—	2	463
2018	—	270	—	—	270
Prior to 2018	98	101	—	9	208
Total receivables	98	1,995	—	11	2,104
Less: Allowance for loss on receivables	—	(38)	—	(5)	(43)
Net receivables (5)	98	1,957	—	6	2,061
Receivables held-for-sale	—	17	—	—	17
Investments	2	8	—	—	10
Real estate	—	352	—	—	352
Equity method investments (6)	—	2,227	23	—	2,250
Total	$100	$4,561	$23	$6	$4,690
Percent of Portfolio	2%	97%	1%	—%	100%

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

Receivables
As of March 31, 2023, our allowance for loan losses was $43 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended March 31, 2023, we increased our reserve by approximately $2 million due to new loans and loan commitments made during the period.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)

Commercial (1)	2,006	253	43	1,928	256	41
Government (2)	$98	$—	$—	$103	$—	$—
Total	$2,104	$253	$43	$2,031	$256	$41
(1)As of March 31, 2023, this category of assets includes $1.2 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which are secured by residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This total also includes $47 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above, except for the $11 million of receivables we have placed on non-accrual status which are included in Performance Rating 3. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $38 million allowance on these $2.0 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of March 31, 2023, our government receivables include $10 million of U.S. federal government transactions and $88 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2023		Three months ended March 31, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$41	$—	$36
Provision for loss on receivables	—	2	—	1
Ending balance	$—	$43	$—	$37
Other than the $11 million of receivables discussed above with a Performance Rating of 3, we have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2023:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,104	$11	$50	$1,128	$915
Weighted average yield by period	8.1%	—%	6.2%	8.4%	7.9%
Investments
The following table provides a summary of our anticipated maturity dates of our investments and the weighted average yield for each range of maturities as of March 31, 2023:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period	$10	$—	$—	$—	$10
Weighted average yield by period	4.6%	—%	—%	—%	4.6%

We had no investments that were impaired or on non-accrual status as of March 31, 2023 or December 31, 2022, and no allowances associated with our investments.
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2058 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of March 31, 2023 and December 31, 2022, were as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(21)	(20)
Real estate	$352	$353

As of March 31, 2023, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From April 1, 2023 to December 31, 2023	$2	$18
2024	3	24
2025	3	24
2026	3	24
2027	3	25
2028	3	25
Thereafter	66	673
Total	$83	$813

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects that we account for as equity method investments.

As of March 31, 2023, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$536
Various	Lighthouse Partnerships (1)	536
Various	Other investees	1,178
	Total equity method investments	$2,250
(1)     Represents the total of four equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of March 31, 2023, we have made capital contributions to Jupiter of approximately $548 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. The projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $563 million through March 31, 2023, and additional investments are expected to be made as the projects become commercially operational. The Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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

Related Party Transactions
Of our commercial receivables, approximately $726 million are loans made to entities in which we also have non-controlling equity investments of approximately $355 million. These equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(in millions)
Interest income from related party loans	$15	$15
Investments made in related party loans	14	32
Principal collected from related party loans	9	13
Interest collected from related party loans	15	17
7.Credit facilities and commercial paper notes
Secured credit facility
We have a secured revolving credit facility in the form of an approval-based loan agreement (the “Approval-Based Facility”) with various lenders, which matures in July 2023 with a maximum outstanding principal amount of $200 million. In the first quarter of 2023, we terminated a previously existing representation-based secured revolving limited-recourse credit facility which had a maximum outstanding principal amount of $100 million
The following table provides additional detail on our Secured Credit Facility as of March 31, 2023:

Approval-Based Facility
(dollars in millions)
Outstanding balance	$107
Value of collateral pledged to credit facility	219
Available capacity based on pledged assets	2
Weighted average short-term borrowing rate	6.76%

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
The amount eligible to be drawn under the Approval-Based Facility is based on a discount to the value of each included investment based upon the type of collateral or an applicable valuation percentage. The sum of included financings after taking into account the applicable valuation percentages and any changes in the valuation of the financings in accordance with the Approval-Based Facility determines the borrowing capacity, subject to the overall facility limits described above. Under the Approval-Based Facility, the applicable valuation percentage is 85% in the case of certain approved financings and 67% or such other percentage as the administrative agent may prescribe.
We have less than $1 million of remaining unamortized financing costs associated with the Approval-Based Facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Approval-Based Facility. Administrative fees are payable annually to the administrative agent under each of the Approval-Based Facility and letter agreements with the administrative agent.
The Approval-Based Facility contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of March 31, 2023.
The Approval-Based Facility also include customary events of default, including the existence of a default in more than 50% of the value of underlying financings. The occurrence of an event of default may result in termination of the credit facilities, acceleration of amounts due under the Approval-Based Facility, and accrual of default interest at a rate of LIBOR plus 2.00%.
Unsecured revolving credit facilities
We have a $600 million unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025. As of March 31, 2023, the outstanding balance on this facility was $250 million, and it currently bears interest at a weighted average rate of 6.76%. We have approximately $2 million of remaining unamortized financing costs associated with the unsecured credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
We have entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of March 31, 2023, we have $100 million of commercial paper notes outstanding under the facility which matures in 2024, which together bear an average total borrowing rate of 6.18%.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of March 31, 2023, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2023	December 31, 2022	Interest Rate	Maturity Date		March 31, 2023	December 31, 2022	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$72	$73	4.28%	October 2034	$—	$137	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2	57	56	4.35%	April 2037	—	64	63	Receivables and restricted cash
HASI SYB Trust 2017-1	140	141	3.86%	March 2042	—	232	231	Receivables, real estate, real estate intangibles, and restricted cash
Lannie Mae Series 2019-1	90	90	3.68%	January 2047	—	121	120	Receivables, real estate and real estate intangibles
Other non-recourse debt (1)	45	82	3.15% - 7.23%	2024 to 2032	18	48	82	Receivables
Unamortized financing costs	(9)	(9)
Non-recourse debt (2)	$395	$433
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $602 million and $632 million as of March 31, 2023 and December 31, 2022, respectively. These amounts include $21 million and $20 million of restricted cash pledged for debt service payments as of March 31, 2023 and December 31, 2022, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of March 31, 2023 and December 31, 2022.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of March 31, 2023, were as follows:

Future minimum maturities
(in millions)
April 1, 2023 to December 31, 2023	$22
2024	28
2025	25
2026	24
2027	33
2028	28
Thereafter	244
Total minimum maturities	$404
Unamortized financing costs	(9)
Total non-recourse debt	$395

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of March 31, 2023 and December 31, 2022. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$400		April 15, 2025	6.00%	April 15 and October 15th	N/A
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (1)
2030 Notes	375	(2)	September 15, 2030	3.75%	February 15th and August 15th	N/A

(1)Prior to this date, we may redeem, at our option, some or all of the 2026 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2026 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2026 Notes in whole or in part at redemption prices defined in the indenture governing the 2026 Notes, plus accrued and unpaid interest though the redemption date.
(2)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%.

We may redeem the 2025 Notes in whole or in part at redemption prices defined in the indenture governing the 2025 Notes plus accrued and unpaid interest though the redemption date. At any point prior to maturity, we may redeem, at our option, some or all of the 2030 Notes plus the applicable “make-whole” premium as defined in the indenture governing the 2030 Notes plus accrued and unpaid interest through the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	March 31, 2023	December 31, 2022
	(in millions)
Principal	$1,775	$1,775
Accrued interest	23	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(15)	(16)
Carrying value of Senior Unsecured Notes	$1,780	$1,768

We recorded approximately $19 million in interest expense related to the Senior Unsecured Notes in the three months ended March 31, 2023, compared to approximately $19 million in the three months ended March 31, 2022, respectively.
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
The following are summarized terms of the Convertible Notes as of March 31, 2023:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.7767	$48.13	3.0	$0.340
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.6873	$56.54	3.5	$0.375
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $206 million.
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

Certain of our TRS have jointly issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. Upon any exchange, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, plus cash in lieu of fractional shares. We have allocated an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The following table presents a summary of the components of our Convertible Notes:

	March 31, 2023	December 31, 2022
	(in millions)
Principal	$344	$344
Premium	6	5
Less: Unamortized financing costs	(3)	(5)
Carrying value of Convertible Notes	$347	$344

We recorded approximately $2 million in interest expense related to our Convertible Notes in the three months ended March 31, 2023, compared to $1 million for the three months ended March 31, 2022, respectively.
CarbonCount Term Loan Facility
We have entered into an unsecured term loan facility with a syndicate of banks which has an outstanding principal amount of $383 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of March 31, 2023, the applicable margin is 2.225%, and the current interest rate is 6.98%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Beginning six months after the effective date of the facility, 1.25% of the outstanding principal balance will be due quarterly. The term loan facility has a maturity date of October 31, 2025, and loans under the facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
Principal payments which were due under the term loan facility as of March 31, 2023 are as follows:

Future maturities
(in millions)
April 1, 2023 to December 31, 2023	$14
2024	18
2025	351
Total	383
Less: Unamortized Financing Costs	(3)
Carrying Value	$380
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

Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, and the anticipated refinancings of certain of our Senior Secured Notes, in the first quarter of 2023 we entered into the following interest rate swaps that are designated as cash flow hedges:

			Fair Value as of
Index	Hedged Rate	Notional Value	March 31, 2023	Term
		$ in millions
1 month SOFR	3.788%	$400	$(22)	March 2023 to March 2033
Overnight SOFR	2.980%	400	(1)	June 2026 to June 2033
Overnight SOFR	3.085%	600	(5)	June 2026 to June 2033
Overnight SOFR	3.075%	400	(4)	April 2025 to April 2035
		$1,800	$(32)
The fair values of our interest rate swaps designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of March 31, 2023, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of March 31, 2023, we have posted $20 million of collateral related to our interest rate swaps, which we have netted against the derivative liability in accounts payable, accrued expenses and other on our balance sheet.
Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2023, there have been no such actions resulting in claims against the Company.
In 2022, we made a guarantee related to the financing of three of our joint venture entities that owns debt securities of energy efficiency projects. We received $64 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in May 2023. As of March 31, 2023, our maximum obligation under this guarantee is approximately $80 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(1) million for the three months ended March 31, 2023, respectively, compared to a $(11) million income tax (expense) benefit in the three months ended March 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2023 and 2022.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2022 and 2023:

Announced Date	Record Date		Pay Date	Amount per share
2/17/2022	4/4/2022		4/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
8/4/2022	10/4/2022		10/11/2022	$0.375
11/3/2022	12/28/2022	(1)	01/6/2023	$0.375
2/16/2023	04/3/2023		04/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
(1) This dividend was treated as a distribution in 2023 for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. In January 2023, we established a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock during 2023 and 2022:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (2)	Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2022	ATM	1.050	$48.14	$50
Q2 2022	ATM	0.731	38.91	28
Q3 2022	ATM	1.346	36.85	49
Q4 2022	ATM	1.996	31.41	62
Q1 2023	ATM	0.763	31.31	24
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2023 to 2027 subject to service, performance and market conditions. During the three months ended March 31, 2023, our board of directors awarded employees and directors 732,371 shares of restricted stock, restricted stock units and LTIP Units that vest from 2024 to 2026. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three months ended March 31, 2023 we recorded $8 million of stock based compensation, compared to $4 million during the three months ended March 31, 2022. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $30 million as of March 31, 2023. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	193,548	$38.66	$7.5
Granted	71,911	37.32	2.7
Vested	(93,646)	46.46	(4.3)
Forfeited	(3,361)	46.83	(0.2)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	65,678	31.23	2.0
Vested	(81,918)	26.01	(2.1)
Forfeited	(541)	36.58	—
Ending Balance — March 31, 2023	151,671	$36.65	$5.6

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(5,022)	49.00	(0.2)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	62,310	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(17,449)	34.63	(0.6)
Forfeited	(10,686)	21.03	(0.2)
Ending Balance — March 31, 2023	99,884	$48.58	$4.9

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the actual performance level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	174,340	44.08	7.7
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	322,349	30.31	9.8
Vested	(69,869)	34.64	(2.4)
Forfeited	—	—	—
Ending Balance — March 31, 2023	529,246	$35.96	$19.1

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — March 31, 2023	493,858	$47.76	$23.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the actual performance level.

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$24.1	$45.3
Less: Dividends and distributions on participating securities	(0.3)	(0.2)
Less: Undistributed earnings attributable to participating securities	—	(0.1)
Net income (loss) attributable to controlling stockholders — basic	23.8	45.0
Add: Interest expense related to Convertible Notes under the if-converted method	0.3	0.3
Add: Undistributed earnings attributable to participating securities	—	0.1
Net income (loss) attributable to controlling stockholders — dilutive	$24.1	$45.4

Denominator:
Weighted-average number of common shares — basic	91,102,374	85,583,152
Weighted-average number of common shares — diluted	94,129,174	89,052,167
Basic earnings per common share	$0.26	$0.53
Diluted earnings per common share	$0.26	$0.51

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,186,616	675,207
	As of March 31, 2023	As of March 31, 2022
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	680,917	646,754
Potentially dilutive securities as of period end:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	680,917	646,754
Restricted stock units	99,884	63,426
LTIP Units with market-based vesting conditions	493,858	324,028
Potential shares of common stock related to Convertible Notes	6,524,112	2,974,634

13.    Equity Method Investments
We have non-controlling unconsolidated equity investments in renewable energy and energy efficiency projects as well as in a joint venture that owns land with long-term triple net lease agreements to several solar projects. We recognized income (loss) from our equity method investments of approximately $22 million during the three months ended March 31, 2023 compared to $48 million during the three months ended March 31, 2022. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges.

	Jupiter Equity Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2022
Current assets	$112	$585	$697
Total assets	3,120	11,539	14,659
Current liabilities	145	662	807
Total liabilities	757	6,012	6,769
Members' equity	2,363	5,527	7,890
As of December 31, 2021
Current assets	304	610	914
Total assets	3,416	8,652	12,068
Current liabilities	170	746	916
Total liabilities	668	4,496	5,164
Members' equity	2,748	4,156	6,904
Income Statement
For the year ended December 31, 2022
Revenue	(75)	603	528
Income (loss) from continuing operations	(270)	(94)	(364)
Net income (loss)	(270)	(94)	(364)
For the year ended December 31, 2021
Revenue	(253)	394	141
Income (loss) from continuing operations	(450)	(127)	(577)
Net income (loss)	(450)	(127)	(577)
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
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 (collectively, our “2022 Form 10-K”), that was filed with the SEC.
Our Business
We are a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $10 billion in managed assets, our vision is that every investment improves our climate future. Our investments take many forms, including equity, joint ventures, land ownership, lending, and other financing transactions. In addition to Net Investment Income from our portfolio, we also generate ongoing fees through gain-on-sale securitization transactions, asset management, and other services.
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
•Grid-Connected (“GC”): projects that deploy cleaner energy sources, such as solar and wind to generate power where the off-taker or counterparty is part of the wholesale electric power grid; and
•Fuels, Transport, and Nature (“FTN”): renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others, that increase resiliency or more efficiently use natural resources.
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
We completed approximately $389 million of transactions during the three months ended March 31, 2023, compared to approximately $331 million during the same periods in 2022, respectively. As of March 31, 2023, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $4.7 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2023, our Portfolio consisted of over 350 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2023, we managed approximately $5.7 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2023, we manage approximately $10.4 billion of assets which we refer to as our “Managed Assets”.

We make our investments utilizing a variety of structures including:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables or securities; and
•real estate.
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
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We may finance our investments through the use of cash on hand, non-recourse debt, recourse debt, convertible securities, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, that incentivizes the construction of and investment in climate solutions will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our climate solutions investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2023, our pipeline consisted of more than $5.0 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 41% is related to BTM assets and 46% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size of our Portfolio, including the mix of transactions that we hold in our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, and the impact of climate change. We provide a summary of the factors impacting our operating results in our 2022 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2023. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2022 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $4.7 billion as of March 31, 2023 and included approximately $2.5 billion of BTM assets and approximately $2.0 billion of GC assets, with the remainder in FTN assets. Approximately 48% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 45% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments, on our balance sheet, and 7% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 350 transactions with an average size of $13 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of March 31, 2023.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2023:

	Balance		Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$119		2023 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	347		2024 to 2057
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	746		2024 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.50% per annum	367		2025 to 2035
Fixed-rate receivables, interest rates greater than 9.50% per annum	525		2024 to 2061
Receivables	2,104	(1)
Allowance for loss on receivables	(43)
Receivables, net of allowance	2,061
Fixed-rate investments, interest rates less than 5.00% per annum	4		2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	6		2047 to 2051
Total receivables and investments	$2,071
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

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$42	$30
Average balance of receivables	$2,020	$1,459
Average interest rate of receivables	8.2%	8.2%
Interest income, investments	$—	$—
Average balance of investments	$12	$17
Average interest rate of investments	4.5%	4.0%
Rental income	$6	$6
Average balance of real estate	$352	$357
Average yield on real estate	7.4%	7.3%
Average balance of receivables, investments, and real estate	$2,384	$1,833
Average yield from receivables, investments, and real estate	8.1%	8.0%
Debt
Interest expense (1)	$37	$27
Average balance of debt	$3,096	$2,512
Average cost of debt	4.8%	4.2%
(1) Excludes loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2023:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,104	$57	$332	$1,131	$584
Investments	10	—	1	2	7

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2023,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2023,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2058.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$43,108	$30,242	$12,866	43%
Rental income	6,487	6,499	(12)	—%
Gain on sale of receivables and investments	15,719	17,099	(1,380)	(8)%
Securitization income	3,432	2,741	691	25%
Other Income	355	1,895	(1,540)	(81)%
Total Revenue	69,101	58,476	10,625	18%
Expenses
Interest expense	37,216	26,652	10,564	40%
Provision for loss on receivables	1,883	621	1,262	203%
Compensation and benefits	18,369	14,929	3,440	23%
General and administrative	8,022	7,138	884	12%
Total expenses	65,490	49,340	16,150	33%
Income (loss) before equity method investments	3,611	9,136	(5,525)	(60)%
Income (loss) from equity method investments	22,418	47,566	(25,148)	(53)%
Income (loss) before income taxes	26,029	56,702	(30,673)	(54)%
Income tax (expense) benefit	(1,431)	(10,999)	9,568	(87)%
Net income (loss)	$24,598	$45,703	$(21,105)	(46)%

•Net income decreased by $21 million due to a decrease in equity method investments income of $25 million and a $16 million increase in total expenses, offset by an $11 million increase in total revenue and a $10 million decrease in income tax expense.
•Total revenue increased by $11 million due to a $14 million increase in interest income and securitization income, driven by a higher average Portfolio balance and by higher Managed Assets. This was partially offset by decreases in gain on sale and other income, driven by a change in the mix and volume of assets being securitized and fewer fee generating opportunities.
•Interest expense increased by $11 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $2 million provision for loss on receivables, driven primarily by loans and loan commitments made during the quarter.
•Compensation and benefits and general and administrative expenses increased by $4 million due to share-based compensation recognized upon the grant of awards as a result of our retirement policy, as well as additional investment in corporate infrastructure.
•Income (loss) from equity method investments using HLBV allocations decreased by $25 million primarily due to fewer tax attributes recognized by our co-investors which decreases our HLBV allocation of earnings.
•Income tax expense decreased by $10 million primarily due to the decrease in GAAP net income before taxes.

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
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss may be impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. The investment tax credit available for election in solar projects is a one-time credit realized in the quarter when the project is considered operational for tax purposes and is fully allocated under HLBV in that quarter (subject to an impairment test), while the production tax credit required for wind projects and electable for solar projects is a ten year credit and thus is allocated under HLBV over a ten year period. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations in a given period. We also consider the impact of any OTTI in determining our income from equity method investments.
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
We have acquired equity investments in portfolios of renewable energy projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
	2023	2022
	(in millions)
Income (loss) under GAAP	$22	$48

Collections of Distributable earnings	$9	$8
Return of Capital	3	5
Cash collected	$12	$13

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$24,106	$0.26	$45,346	$0.51
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(22,418)		(47,566)
Equity method investments earnings adjustment	33,957		31,598
Equity-based expenses	9,435		3,540
Provision for loss on receivables	1,883		621
Amortization of intangibles	772		839
Non-cash provision (benefit) for income taxes	1,431		10,999
Current year earnings attributable to non-controlling interest	492		357
Distributable earnings (2)	$49,658	$0.53	$45,734	$0.52
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)Distributable earnings per share are based on 93,266,916 shares for the three months ended March 31, 2023, and 87,206,540 shares for the three months ended March 31, 2022, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares upon conversion. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.

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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest income	$43,108	$30,242
Rental income	6,487	6,499
GAAP-based investment revenue	49,595	36,741
Interest expense	37,216	26,652
GAAP-based net investment income	12,379	10,089
Equity method earnings adjustment	33,957	31,598
Amortization of real estate intangibles	772	771
Distributable net investment income	$47,108	$42,458

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	March 31, 2023	December 31, 2022
	(in millions)
Equity method investments	$2,250	$1,870
Commercial receivables, net of allowance	1,963	1,887
Government receivables	98	103
Receivables held-for sale	17	85
Real estate	352	353
Investments	10	10
GAAP-based Portfolio	4,690	4,308
Assets held in securitization trusts	5,686	5,486
Managed Assets	$10,376	$9,794

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
Our Portfolio totaled approximately $4.7 billion as of March 31, 2023. Unlevered portfolio yield was 7.5% as of March 31, 2023 and 7.5% as of December 31, 2022. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2023.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data from the U.S. Government or the International Energy Administration to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on reducing carbon emissions. We estimate that our investments originated during the quarter ended March 31, 2023, will avoid annual carbon emissions by approximately 92,000 metric tons, equating to a CarbonCount® of 0.24. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
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
We have adequate liquidity as of March 31, 2023, with unrestricted cash balances of $142 million, an unsecured revolving credit facility with an unused capacity of $350 million, and $2 million of available capacity in our secured revolving credit facilities. As of March 31, 2023, we had used the available $100 million capacity in our green commercial paper program. During 2023, we have issued $24 million in equity. As of March 31, 2023, we had $404 million of non-recourse borrowings, $1.8 billion of senior unsecured notes, $383 million in term loans, and $344 million of Convertible Notes outstanding. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also continue to utilize off-balance sheet securitization transactions, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. We have continued to complete off-balance sheet securitization transactions with large institutional investors such as life insurance companies. As of March 31, 2023, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.7 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity on our Senior Unsecured Notes, and loans under our term loan facility and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with the issuance of shares or with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of these obligations are as follows (excluding non-recourse debt):

Maturities of Recourse Debt in Millions as of March 31, 2023
$1,100
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 2.0 to 1 as of March 31, 2023, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 87% as of March 31, 2023, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	March 31, 2023	% of Total	December 31, 2022	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$439	13%	$431	14%
Fixed-rate debt	2,921	87%	2,545	86%
Total debt (2)	$3,360	100%	$2,976	100%
Equity	$1,659		$1,665
Leverage	2.0 to 1		1.8 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper issuances with less than six months original maturity, to the extent such borrowings are not hedged using interest rate swaps.
(2)Fixed-rate debt includes the portion of debt that is hedged using interest rate swaps. Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $164 million and $176 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2023 and December 31, 2022, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $49 million for the three months ended March 31, 2023, driven primarily by net income of $25 million plus adjustments for non-cash and other items of $24 million. The non-cash and other adjustments consisted of increases of $8 million related to equity-based compensation, $4 million of depreciation and amortization, $3 million related to changes in accounts payable and accrued expenses and other items, $2 million related to provision for loss on receivables, and $37 million in changes in receivables held-for-sale. These were partially offset by decreases of $11 million related to equity method investments, $7 million related to gains on securitizations, and $12 million related to portfolio accrued interest.
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

Cash flows relating to investing activities
Net cash used in investing activities was approximately $449 million for the three months ended March 31, 2023. We made $97 million of investments in receivables and fixed rate debt-securities, made collateral deposits of $21 million, and made $363 million of equity method investments. We collected $23 million of principal payments from receivables and fixed rate debt-securities, $1 million from equity method investments in excess of income recognized to date under GAAP, and $8 million from the sale of receivables and investments.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $388 million for the three months ended March 31, 2023. We received $312 million from our credit facilities, $23 million of net proceeds from issuances of common stock and $100 million of net proceeds from the issuance of green commercial paper notes, which were offset by $5 million of payments on credit facilities, $5 million of principal prepayments on non-recourse debt, $1 million for withholding requirements resulting from the vesting of employee shares and payments of $36 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $200 million as of March 31, 2023, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
The dividends declared in 2022 and 2023 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2023, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of March 31, 2023, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $439 million of debt with variable interest rates outstanding as of March 31, 2023, including the unhedged portion of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $439 million in floating-rate borrowings by $549 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas price volatility continues or PPAs expire, the cash flows from certain projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ.
We believe high prices in natural gas may increase the demand for other projects such as renewable energy that may be a substitute for natural gas, and that low prices in natural gas may increase demand for some types of projects, such as combined heat and power. We seek to structure our energy efficiency investments so that we typically avoid exposure to commodity price risk. However, volatility in energy prices may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. While we have written off only two transactions amounting to approximately $19 million (net of recoveries) on the approximately $10 billion of loans and real estate transactions we originated since 2012, which represents an aggregate loss of approximately 0.2% on cumulative such transactions originated over this time period, there can be no assurance that we will continue to be as successful, particularly as we invest in more credit sensitive assets or more equity investments and engage in increasing numbers of transactions with obligors other than U.S. federal government agencies. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, and refinancing risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2023, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2023, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2023, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2021 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2023, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2023. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	6,468	$34.43	N/A	N/A
March 1 - March 31, 2023	35,104	31.18	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2023.
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

4.9
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.1
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.4 on the Registrant’s Form 8-K (No. 011-35877) filed on February 23, 2023)

10.2
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by referenced to Exhibit 10.30 on the Registrant’s Form 10-K (No. 011-35877) filed on February 21, 2023.)

10.3
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Lipson (incorporated by referenced to Exhibit 10.31 on the Registrant’s Form 10-K (No. 011-35877) filed on February 21, 2023.)

10.4
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc Pangburn (incorporated by referenced to Exhibit 10.32 on the Registrant’s Form 10-K (No. 011-35877) filed on February 21, 2023.)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 5, 2023	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chairman, Chief Executive Officer and President

Date: May 5, 2023	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: May 5, 2023	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President