Form 10-Q
period 2023-06-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2023-08-04
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 107,265,926 shares of common stock, par value $0.01 per share, outstanding as of August 1, 2023 (which includes 135,792 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 (collectively, our “2022 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$126,907	$155,714
Equity method investments	2,298,962	1,869,712
Commercial receivables, net of allowance of $44 million and $41 million, respectively	2,134,154	1,887,483
Government receivables	96,558	102,511
Receivables held-for-sale	5,244	85,254
Real estate	351,455	353,000
Investments	10,213	10,200
Securitization assets	203,743	177,032
Other assets	147,993	119,242
Total Assets	$5,375,229	$4,760,148
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$114,446	$120,114
Credit facilities	282,859	50,698
Commercial paper notes	100,044	192
Term loan facility	374,996	379,742
Non-recourse debt (secured by assets of $599 million and $632 million, respectively)	389,950	432,756
Senior unsecured notes	1,770,047	1,767,647
Convertible notes	348,982	344,253
Total Liabilities	3,381,324	3,095,402
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 106,769,719 and 90,837,008 shares issued and outstanding, respectively	1,068	908
Additional paid in capital	2,283,255	1,924,200
Accumulated deficit	(326,413)	(285,474)
Accumulated other comprehensive income (loss)	(8,003)	(10,397)
Non-controlling interest	43,998	35,509
Total Stockholders’ Equity	1,993,905	1,664,746
Total Liabilities and Stockholders’ Equity	$5,375,229	$4,760,148

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Interest income	$48,222	$33,358	$91,330	$63,601
Rental income	6,487	6,609	12,973	13,108
Gain on sale of receivables and investments	14,791	19,664	30,510	36,762
Securitization income	4,330	2,798	7,762	5,540
Other income	504	374	860	2,269
Total revenue	74,334	62,803	143,435	121,280
Expenses
Interest expense	39,903	28,827	77,118	55,479
Provision for loss on receivables	806	8,064	2,689	8,685
Compensation and benefits	13,862	22,246	32,232	37,176
General and administrative	10,095	7,408	18,117	14,546
Total expenses	64,666	66,545	130,156	115,886
Income before equity method investments	9,669	(3,742)	13,279	5,394
Income (loss) from equity method investments	2,252	(19,585)	24,670	27,981
Income (loss) before income taxes	11,921	(23,327)	37,949	33,375
Income tax (expense) benefit	1,601	4,789	171	(6,209)
Net income (loss)	$13,522	$(18,538)	$38,120	$27,166
Net income (loss) attributable to non-controlling interest holders	—	(89)	492	270
Net income (loss) attributable to controlling stockholders	$13,522	$(18,449)	$37,628	$26,896
Basic earnings (loss) per common share	$0.14	$(0.21)	$0.39	$0.31
Diluted earnings (loss) per common share	$0.14	$(0.21)	$0.39	$0.30
Weighted average common shares outstanding—basic	96,996,805	87,049,777	94,065,873	86,316,464
Weighted average common shares outstanding—diluted	99,989,158	87,049,777	97,075,329	89,541,858
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$13,522	$(18,538)	$38,120	$27,166
Unrealized gain (loss) on available-for-sale securities, net of tax benefit (provision) of $0.3 million and $0.0 million for the three and six months ended June 30, 2023 and $0.6 million and $1.5 million for the three and six months ended June 30, 2022	(5,308)	(21,448)	3,568	(44,158)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $1.1 million and $1.4 million for the three and six months ended June 30, 2023 and $(3.5) million and $(3.6) million for the three and six months ended June 30, 2022	30,651	11,512	(1,116)	11,801
Comprehensive income (loss)	38,865	(28,474)	40,572	(5,191)
Less: Comprehensive income (loss) attributable to non-controlling interest holders	526	(234)	548	(52)
Comprehensive income (loss) attributable to controlling stockholders	$38,339	$(28,240)	$40,024	$(5,139)

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2023	91,658	$917	$1,946,904	$(297,708)	$(32,820)	$41,522	$1,658,815
Net income (loss)	—	—	—	13,522	—		13,522
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(5,238)	(70)	(5,308)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	30,055	596	30,651
Issued shares of common stock	15,104	151	335,566	—	—	—	335,717
Equity-based compensation	—	—	901	—	—	2,679	3,580
Conversion of convertible notes	—	—	2	—	—	—	2
Issuance (repurchase) of vested equity-based compensation shares	8	—	(118)	—	—		(118)
Dividends and distributions	—	—	—	(42,227)	—	(729)	(42,956)
Balance at June 30, 2023	106,770	$1,068	$2,283,255	$(326,413)	$(8,003)	$43,998	$1,993,905

Balance at March 31, 2022	86,720	$867	$1,783,938	$(181,282)	$(12,341)	$22,812	$1,613,994
Net income (loss)	—	—	—	(18,449)	—	(89)	(18,538)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(21,188)	(260)	(21,448)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	11,397	115	11,512
Issued shares of common stock	731	8	27,926	—	—	—	27,934
Equity-based compensation	—	—	976	—	—	11,416	12,392
Issuance (repurchase) of vested equity-based compensation shares	39	—	(951)	—	—	—	(951)
Dividends and distributions	—	—	—	(32,859)	—	(521)	(33,380)
Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	37,628	—	492	38,120
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	3,521	47	3,568
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(1,127)	11	(1,116)
Issued shares of common stock	15,867	159	358,814	—	—	—	358,973
Equity-based compensation	—	—	1,675	—	—	9,803	11,478
Issuance (repurchase) of vested equity-based compensation shares	66	1	(1,436)	—	—	—	(1,435)
Conversion of Convertible Notes	—		2	—	—	—	2
Dividends and distributions	—	—	—	(78,567)	—	(1,864)	(80,431)
Balance at June 30, 2023	106,770	$1,068	$2,283,255	$(326,413)	$(8,003)	$43,998	$1,993,905

Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	26,896	—	270	27,166
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(43,720)	(438)	(44,158)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	11,684	117	11,801
Issued shares of common stock	1,781	18	77,776	—	—	—	77,794
Equity-based compensation	—	—	1,938	—	—	13,995	15,933
Issuance (repurchase) of vested equity-based compensation shares	99	1	(3,163)	—	—	—	(3,162)
Conversion of convertible notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(65,780)	—	(2,268)	(68,048)
Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$38,120	$27,166
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	2,689	8,685
Depreciation and amortization	1,862	1,925
Amortization of financing costs	6,318	5,632
Equity-based compensation	11,478	15,933
Equity method investments	(6,355)	(12,186)
Non-cash gain on securitization	(14,603)	(14,952)
(Gain) loss on sale of receivables and investments	1,305	(218)
Changes in receivables held-for-sale	51,538	(51,649)
Changes in accounts payable and accrued expenses	(9,733)	3,666
Change in accrued interest on receivables and investments	(14,518)	(7,334)
Other	(2,375)	(3,558)
Net cash provided by (used in) operating activities	65,726	(26,890)
Cash flows from investing activities
Equity method investments	(429,944)	(136,582)
Equity method investment distributions received	4,203	36,381
Proceeds from sales of equity method investments	—	1,700
Purchases of and investments in receivables	(317,805)	(264,618)
Principal collections from receivables	74,328	87,799
Proceeds from sales of receivables	7,634	5,047
Purchases of real estate	—	(4,550)
Purchases of investments and securitization assets	(12,969)	(2,329)
Proceeds from sales of investments and securitization assets	—	7,020
Withdrawal from escrow accounts	—	15,156
Posting of hedge collateral	(13,380)	—
Other	(473)	(574)
Net cash provided by (used in) investing activities	(688,406)	(255,550)
Cash flows from financing activities
Proceeds from credit facilities	467,000	100,000
Principal payments on credit facilities	(235,000)	—
Principal payments on term loan	(4,788)	—
Proceeds from issuance of commercial paper notes	100,000	50,000
Principal payments on non-recourse debt	(10,069)	(13,529)
Proceeds from issuance of convertible notes	—	200,000
Net proceeds of common stock issuances	357,594	77,974
Payments of dividends and distributions	(72,129)	(64,930)
Withholdings on employee share vesting	(1,433)	(3,161)
Payment of financing costs	(921)	(8,241)
Other	(1,768)	(2,545)
Net cash provided by (used in) financing activities	598,486	335,568
Increase (decrease) in cash, cash equivalents, and restricted cash	(24,194)	53,128
Cash, cash equivalents, and restricted cash at beginning of period	175,972	251,073
Cash, cash equivalents, and restricted cash at end of period	$151,778	$304,201
Interest paid	$68,167	$48,402
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$26,020	$14,952
Issuance of common stock from conversion of Convertible Notes	—	7,674
Deconsolidation of non-recourse debt	32,923	—
Deconsolidation of assets pledged for non-recourse debt	31,371	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2023

1.The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take many forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We generate Net Investment Income from our portfolio, and fees through gain-on-sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes:
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and six-month periods ended June 30, 2023 and 2022, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Certain of our equity method investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is typically limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantee certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and as we exert significant influence rather than control through our ownership of voting interests, we do not consolidate them and thus account for them as equity method investments described below.
Equity Method Investments
We have made equity investments, typically in structures where we have a preferred return position. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule that typically does not correspond with our ownership percentages. Investors, if any, in a preferred return position typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and common equity investors, often the operator of the project, receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in climate solutions projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the equity in earnings or losses of the investee allocated based on the LLC agreement, less distributions received. For the LLC agreements that contain preferences with regard to cash flows from operations, capital events and liquidation, we reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, adjusted for distributions received and contributions made. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
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
Commercial and Government Receivables
Commercial and government receivables (“receivables”) include project loans and receivables. These receivables are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. According, such receivables may include the ability to defer scheduled interest payments in exchange for increasing the receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments line in the operating section of our statement of cash flows.
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
Real Estate
Real estate consists of land or other real property and its related lease intangibles, net of accumulated amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our commercial receivables as described above in Government and Commercial Receivables.
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
We account for our other retained interests in securitized assets, the residual assets, similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in AOCI. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
Derivative Financial Instruments
We use derivative financial instruments, including interest rate swaps and collars, to manage, or hedge, our interest rate risk exposures associated with new debt issuances and anticipated refinancings of existing debt, to manage our exposure to fluctuations in interest rates on floating-rate debt, and to optimize the mix of our fixed and floating-rate debt. Our objective is to reduce the impact of changes in interest rates on our results of operations and cash flows. The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized asset position) or accounts payable, accrued expenses and other (if in an unrealized liability position) and in net unrealized gains and losses in AOCI as described below. The cash settlements of our interest rate swaps, if any, are classified as operating activities in our consolidated statements of cash flows.
The interest rate derivatives we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets.
Interest rate derivative contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties due to their requirement to post collateral.
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
Equity-Based Compensation
We have adopted equity incentive plans which provide for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP Units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity-based awards under our equity incentive plans as compensation to our senior management team, independent directors, employees, advisors, consultants and other personnel. Certain awards earned under each plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, income or gain must be allocated by our Operating Partnership to certain LTIP Units issued by our Operating Partnership so that the capital accounts of such units are equalized with the capital accounts of other holders of OP units before parity is reached and LTIP Units can be converted to limited partnership units.

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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before August 4, 2023, and effective after June 30, 2023, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2023 and December 31, 2022, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of June 30, 2023
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$2,106	$2,134	Level 3
Government receivables	90	97	Level 3
Receivables held-for-sale	6	5	Level 3
Investments (1)	10	10	Level 3
Securitization residual assets (2)	204	204	Level 3
Derivative assets	15	15	Level 2
Liabilities (3)
Credit facilities	$282	$282	Level 3
Commercial paper notes	100	100	Level 3
Term loan facility	378	378	Level 3
Non-recourse debt	360	399	Level 3
Senior unsecured notes	1,600	1,784	Level 2
Convertible Notes:
2023 Convertible Senior Notes	140	144	Level 2
2025 Exchangeable Senior Notes	190	206	Level 2
Total Convertible Notes	330	352
Derivative liabilities	8	8	Level 2
(1)The amortized cost of our investments as of June 30, 2023, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of June 30, 2023 was $247 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$193	$192	$177	$210
Accretion of securitization residual assets	4	3	7	5
Additions to securitization residual assets	21	10	26	15
Collections of securitization residual assets	(9)	(5)	(10)	(8)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(5)	(22)	4	(44)
Balance, end of period	$204	$178	$204	$178

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Securities
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
June 30, 2023	$42	$142	$2	$43	20	60
December 31, 2022	118	51	27	22	66	12
(1)     Loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.

In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of June 30, 2023 and December 31, 2022. The weighted average discount rates used to determine the fair value of our securitization residual assets as of June 30, 2023 and December 31, 2022 were 6.6% and 6.8%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2023	December 31, 2022
	(in millions)
Cash deposits	$127	$156
Restricted cash deposits (included in other assets)	25	20
Total cash deposits	$152	$176
Amount of cash deposits in excess of amounts federally insured	$139	$174
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the six months ended June 30, 2023 or June 30, 2022.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the six months ended June 30,
	2023	2022
	(in millions)
Gains on securitizations	$30	$37
Cost of financial assets securitized	401	242
Proceeds from securitizations	431	279
Residual and servicing assets	204	178
Cash received from residual and servicing assets	10	9
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5% to 10% for the six months ended June 30, 2023.
As of June 30, 2023 and December 31, 2022, our managed assets totaled $10.7 billion and $9.8 billion, respectively, of which $5.8 billion and $5.5 billion, respectively, were securitized assets held in unconsolidated securitization trusts. There were no securitization credit losses in the six months ended June 30, 2023 or June 30, 2022. As of June 30, 2023, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $105 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of June 30, 2023, our Portfolio included approximately $4.9 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2023, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2023	$—	$89	$—	$—	$89
2022	—	791	—	—	791
2021	—	287	—	—	287
2020	—	165	—	—	165
2019	—	474	—	—	474
2018	—	273	—	—	273
Prior to 2018	97	99	—	—	196
Total receivables	97	2,178	—	—	2,275
Less: Allowance for loss on receivables	—	(44)	—	—	(44)
Net receivables (5)	97	2,134	—	—	2,231
Receivables held-for-sale	3	2	—	—	5
Investments	2	8	—	—	10
Real estate	—	351	—	—	351
Equity method investments (6)	—	2,276	23	—	2,299
Total	$102	$4,771	$23	$—	$4,896
Percent of Portfolio	2%	98%	—%	—%	100%

(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Loans in this category are placed on non-accrual status. Previously included in this category was $11 million of loans we had made in a new market venture where the performance was not meeting expectations. We collected this loan in full in the second quarter of 2023 and accordingly released the related allowance of $5 million.
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

Receivables
As of June 30, 2023, our allowance for loan losses was $44 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended June 30, 2023, we increased our reserve by approximately $1 million, due to new loans and loan commitments made during the period which were partially offset by the release of an allowance related to loans that were collected in full.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	2,178	299	44	1,928	256	41
Government (2)	$97	$—	$—	$103	$—	$—
Total	$2,275	$299	$44	$2,031	$256	$41
(1)As of June 30, 2023, this category of assets includes $1.2 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. This total also includes $48 million of lease agreements where we hold legal title to the underlying real estate which are treated under GAAP as receivables since they were deemed to be failed sale/leaseback transactions as described in Note 2 to our financial statements in this Form 10-Q.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $44 million allowance on these $2.2 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of June 30, 2023, our government receivables include $10 million of U.S. federal government transactions and $87 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2023		Three months ended June 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$43	$—	$37
Provision for loss on receivables	—	1	—	8
Write-off of allowance	—	—	—	(8)
Ending balance	$—	$44	$—	$37

	Six months ended June 30, 2023		Six months ended June 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$41	$—	$36
Provision for loss on receivables	—	3	—	9
Write-off of allowance	—	—	—	(8)
Ending balance	$—	$44	$—	$37
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2023:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,275	$6	$59	$1,121	$1,089
Weighted average yield by period	8.1%	6.6%	6.4%	8.4%	7.9%
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2058 under the initial terms and 2047 and 2080 if all renewals are exercised. The components of our real estate portfolio as of June 30, 2023 and December 31, 2022, were as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Real estate
Land	$269	$269
Lease intangibles	104	104
Accumulated amortization of lease intangibles	(22)	(20)
Real estate	$351	$353

As of June 30, 2023, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From July 1, 2023 to December 31, 2023	$1	$12
2024	3	24
2025	3	24
2026	3	24
2027	3	25
2028	3	25
Thereafter	66	673
Total	$82	$807

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments.

As of June 30, 2023, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$554
Various	Lighthouse Partnerships (1)	565
Various	Other investees	1,180
	Total equity method investments	$2,299
(1)     Represents the total of four equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of June 30, 2023, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $10 million in working capital loans to Jupiter for one-time contract restructuring expenses and payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. At agreement inception, the projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
Jupiter is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among Jupiter, one of our subsidiaries and a subsidiary of the project sponsor, which contains customary terms and conditions. We own 100% of the Class A Units in Jupiter corresponding to 49% of the distributions from Jupiter subject to the preferences discussed below. Most major decisions that may impact Jupiter, its subsidiaries or its assets, require the majority vote of a four person committee on which we and the project sponsor each have two representatives. Through Jupiter, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. As of July 1, 2023, we and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party. We use the equity method of accounting to account for our preferred equity interest in Jupiter, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $590 million through June 30, 2023, and additional investments are expected to be made as the remaining projects become commercially operational. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $12 million in working capital loans to the Lighthouse Partnerships primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. At agreement inception, the Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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

Related Party Transactions
Of our commercial receivables, approximately $797 million are loans made to entities in which we also have non-controlling equity investments of approximately $355 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in millions)
Interest income from related party loans	$16	$15	$32	$30
Investments made in related party loans	78	18	92	50
Principal collected from related party loans	6	56	15	69
Interest collected from related party loans	15	18	30	35
7.Credit facilities and commercial paper notes
Secured credit facility
We have a secured revolving credit facility in the form of an approval-based loan agreement (the “Approval-Based Facility”) with various lenders with a maximum outstanding principal amount of $200 million. In July of 2023, we extended the maturity of the facility from July 2023 to January 2024. In the first quarter of 2023, we terminated a previously existing representation-based secured revolving limited-recourse credit facility which had a maximum outstanding principal amount of $100 million.
The following table provides additional detail on our Secured Credit Facility as of June 30, 2023:

Approval-Based Facility
(dollars in millions)
Outstanding balance	$107
Value of collateral pledged to credit facility	219
Available capacity based on pledged assets	4
Weighted average short-term borrowing rate	7.22%

Prior to the July 2023 amendment and extension, loans under the Approval-Based Facility bore interest at a rate equal to one-month LIBOR plus 1.50% or 2.00% (depending on the type of collateral) or, under certain circumstances, the Federal Funds Rate plus 0.50% or 1.00% (depending on the type of collateral). Subsequent to the amendment and extension, loans under the Approval-Based Facility bear interest at daily SOFR plus 2.25%. Inclusion of any financings of the Company in the borrowing base as collateral under the Approval-Based Facility will be subject to the approval of a super-majority of the lenders, and we have provided a guarantee of the Approval-Based Facility.
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
The Approval-Based Facility contain terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. We were in compliance with our covenants as of June 30, 2023.
The Approval-Based Facility also include customary events of default, including the existence of a default in more than 50% of the value of underlying financings. The occurrence of an event of default may result in termination of the credit facilities, acceleration of amounts due under the Approval-Based Facility, and, subsequent to the July 2023 amendment, accrual of default interest at a rate of the applicable interest rate plus 2.00%.
Unsecured revolving credit facilities
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025. In the second quarter of 2023, we increased the maximum outstanding borrowing amount of the facility from $600 million to $840 million. As of June 30, 2023, the outstanding balance on this facility was $175 million, and it currently bears interest at a weighted average rate of 7.02%. We have approximately $3 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
We have entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of June 30, 2023, we have $100 million of commercial paper notes outstanding under the facility which matures in 2024, which together bear an average total borrowing rate of 6.65%.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 0.95% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.05% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of June 30, 2023, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2023	December 31, 2022	Interest Rate	Maturity Date		June 30, 2023	December 31, 2022	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$71	$73	4.28%	October 2034	$—	$137	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2	55	56	4.35%	April 2037	—	61	63	Receivables and restricted cash
HASI SYB Trust 2017-1	138	141	3.86%	March 2042	—	232	231	Receivables, real estate, real estate intangibles, and restricted cash
Lannie Mae Series 2019-1	89	90	3.68%	January 2047	—	121	120	Receivables, real estate and real estate intangibles
Other non-recourse debt (1)	46	82	3.15% - 7.23%	2024 to 2032	18	48	82	Receivables
Unamortized financing costs	(9)	(9)
Non-recourse debt (2)	$390	$433
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $599 million and $632 million as of June 30, 2023 and December 31, 2022, respectively. These amounts include $21 million and $20 million of restricted cash pledged for debt service payments as of June 30, 2023 and December 31, 2022, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of June 30, 2023 and December 31, 2022.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of June 30, 2023, were as follows:

Future minimum maturities
(in millions)
July 1, 2023 to December 31, 2023	$17
2024	28
2025	25
2026	24
2027	33
2028	28
Thereafter	244
Total minimum maturities	$399
Unamortized financing costs	(9)
Total non-recourse debt	$390

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from our investments serving as collateral for certain of our non-recourse debt facilities, these additional cash flows may be required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings. To the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls.
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of June 30, 2023 and December 31, 2022. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2023	December 31, 2022
	(in millions)
Principal	$1,775	$1,775
Accrued interest	12	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(14)	(16)
Carrying value of Senior Unsecured Notes	$1,770	$1,768

We recorded approximately $19 million and $38 million in interest expense related to the Senior Unsecured Notes in the three and six months ended June 30, 2023, respectively, compared to approximately $19 million and $38 million in the three and six months ended June 30, 2022, respectively.
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
The following are summarized terms of the Convertible Notes as of June 30, 2023:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2023 Convertible Senior Notes	144		August 15, 2023	0.000%	N/A	20.8177	$48.04	3.0	$0.340
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.7000	$56.50	3.5	$0.375
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $208 million.
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
The following table presents a summary of the components of our Convertible Notes:

	June 30, 2023	December 31, 2022
	(in millions)
Principal	$344	$344
Premium	8	5
Less: Unamortized financing costs	(3)	(5)
Carrying value of Convertible Notes	$349	$344

We recorded approximately $2.4 million and $4.7 million in interest expense related to our Convertible Notes in the three and six months ended June 30, 2023, respectively, compared to $2.0 million and $2.5 million for the three and six months ended June 30, 2022, respectively.
CarbonCount Term Loan Facility
We have entered into an unsecured term loan facility with a syndicate of banks which has an outstanding principal amount of $378 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of June 30, 2023, the applicable margin is 2.225%, and the current interest rate is 7.33%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. The term loan facility has a maturity date of October 31, 2025, and loans under the facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
Principal payments which were due under the term loan facility as of June 30, 2023 are as follows:

Future maturities
(in millions)
July 1, 2023 to December 31, 2023	$9
2024	18
2025	351
Total	378
Less: Unamortized Financing Costs	(3)
Carrying Value	$375
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

Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility and unsecured revolving credit facility and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges:

Instrument type		Hedged Rate		Notional Value	Fair Value as of
	Index				June 30, 2023	Term
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$400	$(8)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	4	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600	3	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.08%		400	5	April 2025 to April 2035
Interest rate collar	1 month SOFR	3.70% - 4.00%	(1)	250	3	May 2023 to May 2026
				$2,050	$7
(1)     Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of June 30, 2023, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of June 30, 2023, we have posted $13 million of collateral related to our interest rate derivatives, of which we have netted $1 million against the derivative liability in accounts payable, accrued expenses and other on our balance sheet and of which $12 million is included in other assets. A benefit of $1 million was included in interest expense as a result of our hedging activities for the three and six months ended June 30, 2023.
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2023, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of three of our joint venture entities that owns debt securities of energy efficiency projects. We received $64 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in August 2023. As of June 30, 2023, our maximum obligation under this guarantee is approximately $80 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $2 million and $0 for the three and six months ended June 30, 2023, respectively, compared to a $5 million and $(6) million income tax (expense) benefit in the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2023 and 2022, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2023 and 2022.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2022 and 2023:

Announced Date	Record Date		Pay Date	Amount per share
2/17/2022	4/4/2022		4/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
8/4/2022	10/4/2022		10/11/2022	$0.375
11/3/2022	12/28/2022	(1)	01/6/2023	$0.375
2/16/2023	04/3/2023		04/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
8/3/2023	10/4/2023		10/11/2023	$0.395
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

Date/Period	Common Stock Offerings	Shares Issued (2)	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2022	ATM	1.050	$48.14	(3)	$50
Q2 2022	ATM	0.731	38.91	(3)	28
Q3 2022	ATM	1.346	36.85	(3)	49
Q4 2022	ATM	1.996	31.41	(3)	62
Q1 2023	ATM	0.763	31.31	(3)	24
5/30/2023	Public Offering	15.000	22.23	(4)	333
Q2 2023	ATM	0.053	26.07	(3)	1
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Includes shares issued in connection with the exercise of the underwriters’ option to purchase additional shares.
(3)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(4)Represents the price per share at which the underwriters in our public offering purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2023 to 2027 subject to service, performance and market conditions. During the six months ended June 30, 2023, our board of directors awarded employees and directors 753,371 shares of restricted stock, restricted stock units and LTIP Units that vest from 2024 to 2026. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three and six months ended June 30, 2023 we recorded $4 million and $11 million of stock based compensation, respectively, compared to $12 million and $16 million during the three and six months ended June 30, 2022, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $27 million as of June 30, 2023. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	193,548	$38.66	$7.5
Granted	71,911	37.32	2.7
Vested	(93,646)	46.46	(4.3)
Forfeited	(3,361)	46.83	(0.2)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	66,678	31.19	2.1
Vested	(92,465)	28.53	(2.7)
Forfeited	(541)	36.58	—
Ending Balance — June 30, 2023	142,124	$35.74	$5.1

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(5,022)	49.00	(0.2)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	62,310	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(17,449)	34.63	(0.6)
Forfeited	(10,686)	21.03	(0.2)
Ending Balance — June 30, 2023	99,884	$48.59	$4.9

(1)    As discussed in Note 2 to our financial statements in this Form 10-Q, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	174,340	44.08	7.7
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(130,819)	39.97	(5.2)
Forfeited	—	—	—
Ending Balance — June 30, 2023	488,296	$34.30	$16.8

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — June 30, 2023	493,858	$47.76	$23.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

12.Earnings per Share of Common Stock
The net income or loss attributable to the non-controlling OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common shareholders in the computation of earnings per share pursuant to the two-class method. Certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2 to our financial statements in this Form 10-Q. To the extent our Convertible Notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion or exchange of the note in the denominator in calculating dilutive EPS as described in Note 2 to our financial statements in this Form 10-Q.

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$13.5	$(18.4)	$37.6	$26.9
Less: Dividends and distributions on participating securities	(0.2)	(0.1)	(0.5)	(0.4)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — basic	13.3	(18.5)	37.1	26.5
Add: Interest expense related to Convertible Notes under the if-converted method	0.3	—	0.7	0.7
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$13.6	$(18.5)	$37.8	$27.2

Denominator:
Weighted-average number of common shares — basic	96,996,805	87,049,777	94,065,873	86,316,464
Weighted-average number of common shares — diluted	99,989,158	87,049,777	97,075,329	89,541,858
Basic earnings per common share	$0.14	$(0.21)	$0.39	$0.31
Diluted earnings per common share	$0.14	$(0.21)	$0.39	$0.30

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,331,877	1,054,706	1,259,246	864,956
	As of June 30, 2023	As of June 30, 2022
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	630,420	387,186
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	630,420	387,186
Restricted stock units	99,884	41,138
LTIP Units with market-based vesting conditions	493,858	211,824
Potential shares of common stock related to Convertible Notes	3,539,999	3,538,573

13.    Equity Method Investments
We recognized income (loss) from our equity method investments of approximately $2 million and $25 million during the three and six months ended June 30, 2023, respectively, compared to $(20) million and $28 million during the three and six months ended June 30, 2022, respectively. We describe our accounting for non-controlling equity investments in Note 2.
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

	Jupiter Equity Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2023
Current assets	$92	$715	$807
Total assets	3,077	12,470	15,547
Current liabilities	113	777	890
Total liabilities	720	6,644	7,364
Members' equity	2,357	5,826	8,183
As of December 31, 2022
Current assets	106	598	704
Total assets	3,114	11,593	14,707
Current liabilities	139	685	824
Total liabilities	751	6,058	6,809
Members' equity	2,363	5,535	7,898
Income Statement
For the quarter ended March 31, 2023
Revenue	26	156	182
Income (loss) from continuing operations	(25)	(59)	(84)
Net income (loss)	(25)	(59)	(84)
For the quarter ended March 31, 2022
Revenue	(90)	85	(5)
Income (loss) from continuing operations	(143)	(93)	(236)
Net income (loss)	(143)	(93)	(236)
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
•Grid-Connected (“GC”): renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, stand-alone storage, and wind, to generate power production where the off-taker or counterparty may be part of the wholesale electric power markets; and
•Fuels, Transport, and Nature (“FTN”): renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others, that increase resiliency or more efficiently use natural resources.
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
We completed approximately $426 million and $815 million of transactions during the three and six months ended June 30, 2023, respectively, compared to approximately $340 million and $671 million during the same periods in 2022, respectively. As of June 30, 2023, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $4.9 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2023, our Portfolio consisted of over 350 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2023, we managed approximately $5.8 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2023, we manage approximately $10.7 billion of assets which we refer to as our “Managed Assets”.

We make our investments utilizing a variety of structures including:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables or securities; and
•real estate.
Our equity investments are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements or other real estate rights. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. We also own, both directly and through equity investments, land which is leased under long-term agreements to renewable energy projects, where our investment returns are typically senior to most project costs, debt, and equity.
We often make investments where we hold a preferred or mezzanine position in a project company where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 10% of our assets in any individual investment requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and the maintenance of our REIT qualification and our exemption from registration as an investment company under the 1940 Act.
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We may finance our investments through the use of cash on hand, non-recourse debt, recourse debt, convertible or exchangeable securities, or equity and may also decide to finance such transactions through the use of off-balance sheet securitization structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, incentivizes the construction of and investment in climate solutions and will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of June 30, 2023, our pipeline consisted of more than $5.0 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 50% is related to BTM assets and 35% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount, we use emissions factor data, expressed on a carbon dioxide equivalent basis representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. Refer to “MD&A — Environmental Metrics” below for a discussion of the carbon emissions avoided as a result of our investments. In addition to carbon emission avoidance, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013, and operate our business in a manner that will permit us to continue to maintain our exemption from registration as an investment company under the 1940 Act. The Company’s management has studied the impact of the Company’s REIT status, together with the Company’s tax and legal advisors, and has made a determination that it would be advisable and in the best interests of the Company to revoke the Company’s REIT status, effective for the tax year 2024, subject to approval by the Company’s board of directors. Management believes that an alternative tax structure can achieve tax efficiency similar to a REIT, considering the Company’s ability to invest in projects with tax attributes (inclusive of credits and depreciation deductions) as well as the Company’s existing accumulated net operating losses (NOLs).

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size and transaction mix of our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to qualify as a REIT and maintain our exemption from registration as an investment company under the 1940 Act, and the impact of climate change. We provide a summary of the factors impacting our operating results in our 2022 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2023. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $4.9 billion as of June 30, 2023 and included approximately $2.5 billion of BTM assets and approximately $2.1 billion of GC assets, and approximately $0.3 billion of FTN assets. Approximately 47% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 46% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments on our balance sheet, and 7% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 350 transactions with an average size of $13 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 18 years as of June 30, 2023.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2023:

	Balance		Maturity
	(in millions)
Fixed-rate receivables, interest rates less than 5.00% per annum	$109		2025 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	412		2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	696		2024 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.50% per annum	577		2027 to 2037
Fixed-rate receivables, interest rates greater than 9.50% per annum	481		2024 to 2047
Receivables	2,275	(1)
Allowance for loss on receivables	(44)
Receivables, net of allowance	2,231
Fixed-rate investments, interest rates less than 5.00% per annum	4		2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	6		2047 to 2051
Total receivables and investments	$2,241
(1)    Excludes receivables held for sale of $5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$47	$33	$89	$63
Average balance of receivables	$2,182	$1,649	$2,114	$1,563
Average interest rate of receivables	8.6%	8.1%	8.4%	8.1%
Interest income, investments	$—	$—	$—	$—
Average balance of investments	$12	$12	$12	$14
Average interest rate of investments	4.9%	4.7%	4.7%	4.3%
Rental income	$6	$7	$13	$13
Average balance of real estate	$352	$359	$352	$358
Average yield on real estate	7.4%	7.4%	7.4%	7.3%
Average balance of receivables, investments, and real estate	$2,546	$2,021	$2,478	$1,935
Average yield from receivables, investments, and real estate	8.4%	7.9%	8.2%	7.9%
Debt
Interest expense (1)	$40	$29	$77	$55
Average balance of debt	$3,336	$2,713	$3,216	$2,613
Average cost of debt	4.8%	4.2%	4.8%	4.2%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2023:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,275	$58	$330	$1,210	$677
Investments	10	—	1	2	7

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2023,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2023,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$48,222	$33,358	$14,864	45%
Rental income	6,487	6,609	(122)	(2)%
Gain on sale of receivables and investments	14,791	19,664	(4,873)	(25)%
Securitization income	4,330	2,798	1,532	55%
Other Income	504	374	130	35%
Total Revenue	74,334	62,803	11,531	18%
Expenses
Interest expense	39,903	28,827	11,076	38%
Provision for loss on receivables	806	8,064	(7,258)	(90)%
Compensation and benefits	13,862	22,246	(8,384)	(38)%
General and administrative	10,095	7,408	2,687	36%
Total expenses	64,666	66,545	(1,879)	(3)%
Income (loss) before equity method investments	9,669	(3,742)	13,411	(358)%
Income (loss) from equity method investments	2,252	(19,585)	21,837	(111)%
Income (loss) before income taxes	11,921	(23,327)	35,248	(151)%
Income tax (expense) benefit	1,601	4,789	(3,188)	(67)%
Net income (loss)	$13,522	$(18,538)	$32,060	(173)%

•Net income increased by $32 million due to an increase in equity method investments income of $22 million, $12 million increase in total revenue, and a $2 million decrease in total expenses, partially offset by a $3 million decrease in income tax benefit.
•Total revenue increased by $12 million due to a $16 million increase in interest income and securitization income, driven by a higher average Portfolio balance and by higher Managed Assets. This was partially offset by decreases in gain on sale and other income, driven by a change in the mix and volume of assets being securitized.
•Interest expense increased by $11 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $1 million provision for loss on receivables, driven primarily by loans and loan commitments made during the quarter offset partially by the release of an allowance on loans which we collected in full.
•Compensation and benefits and general and administrative expenses decreased by $6 million primarily due to higher share-based compensation recognized in the prior year for certain awards to employees eligible for retirement, offset partially by a one-time transaction related payment.
•Income (loss) from equity method investments using HLBV allocations increased by $22 million primarily due to 2022 impact of increasing power prices and the resulting unrealized mark to market losses on economic hedges used by some of our projects to reduce the impact of power price fluctuations which did not recur.
•Income tax benefit decreased by $3 million primarily due to the increase in GAAP net income before taxes.

Comparison of the Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$91,330	$63,601	$27,729	44%
Rental income	12,973	13,108	(135)	(1)%
Gain on sale of receivables and investments	30,510	36,762	(6,252)	(17)%
Securitization income	7,762	5,540	2,222	40%
Other Income	860	2,269	(1,409)	(62)%
Total Revenue	143,435	121,280	22,155	18%
Expenses
Interest expense	77,118	55,479	21,639	39%
Provision for loss on receivables	2,689	8,685	(5,996)	(69)%
Compensation and benefits	32,232	37,176	(4,944)	(13)%
General and administrative	18,117	14,546	3,571	25%
Total expenses	130,156	115,886	14,270	12%
Income (loss) before equity method investments	13,279	5,394	7,885	146%
Income (loss) from equity method investments	24,670	27,981	(3,311)	(12)%
Income (loss) before income taxes	37,949	33,375	4,574	14%
Income tax (expense) benefit	171	(6,209)	6,380	(103)%
Net income (loss)	$38,120	$27,166	$10,954	40%
•Net income increased by $11 million due to an increase in total revenue of $22 million and an increase in income tax benefit of $6 million, offset by an increase in total expenses of $14 million and a decrease in income from equity method investments of $3 million.
•Total revenue increased by $22 million due to a $30 million increase in interest income and securitization income driven by a higher average Portfolio balance and by higher Managed Assets. Gain on sale of receivables and investments and other income decreased by $8 million due to a change in the mix of assets being securitized and fewer fee generating opportunities.
•Interest expense increased by $22 million  primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a provision for loss on receivables of $3 million primarily as a result of loans and loan commitments offset partially by the release of allowance on loans which we collected in full.
•Compensation and benefits and general and administrative expense decreased by $1 million primarily due to higher share-based compensation recognized in the prior year for certain awards to employees eligible for retirement, offset partially by a one-time transaction related payment.
•Income from equity method investments decreased by $3 million primarily due fewer tax attributes recognized by tax equity investors in our projects than in the prior year, which decreased our allocation of HLBV income.
•Income tax benefit increased by $6 million due to a decrease in our estimated annual effective tax rate.
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
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method in any one period. Thus, in calculating distributable earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the underwritten investment rate), as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our distributable earnings measure is an important supplement to the HLBV income allocations determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in millions)
Income (loss) under GAAP	$2	$(20)	$25	$28

Collections of Distributable earnings	$9	$13	$18	$21
Return of Capital	2	26	5	31
Cash collected	$11	$39	$23	$52

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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$13,522	$0.14	$(18,449)	$(0.21)	$37,628	$0.39	$26,896	$0.30
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(2,252)		19,585		(24,670)		(27,981)
Equity method investments earnings adjustment	38,461		36,048		72,419		67,645
Equity-based expenses	3,438		12,393		12,873		15,933
Provision for loss on receivables (2)	806		8,064		2,689		8,685
Loss (gain) on debt modification or extinguishment	—		—		—		—
Amortization of intangibles	772		761		1,544		1,600
Non-cash provision (benefit) for income taxes	(1,601)		(4,789)		(171)		6,209
Current year earnings attributable to non-controlling interest	—		(89)		492		270
Distributable earnings (3)	$53,146	$0.53	$53,524	$0.60	$102,804	$1.07	$99,257	$1.13
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
(3)Distributable earnings per share are based on 99,581,898 and 96,441,450 shares for the three and six months ended June 30, 2023, respectively, and 88,994,421 and 88,100,480 shares for the three and six months ended June 30, 2022, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument.
Distributable Net Investment Income
We have a portfolio of investments, which we finance using a combination of debt and equity. We calculate distributable net investment income as shown in the table below by adjusting GAAP-based net investment income for those distributable earnings adjustments that are applicable to distributable net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses distributable net investment income in this way. Our non-GAAP distributable net investment income measure may not be comparable to similarly titled measures used by other companies. For further information on the adjustments between GAAP-based net investment income and distributable net investment income, see the discussion above related to Distributable Earnings.
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$48,222	$33,358	$91,330	$63,601
Rental income	6,487	6,609	12,973	13,108
GAAP-based investment revenue	54,709	39,967	104,303	76,709
Interest expense	39,903	28,827	77,118	55,479
GAAP-based net investment income	14,806	11,140	27,185	21,230
Equity method earnings adjustment	38,461	36,048	72,419	67,645
Amortization of real estate intangibles	772	761	1,544	1,532
Distributable net investment income	$54,039	$47,949	$101,148	$90,407

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	June 30, 2023	December 31, 2022
	(in millions)
Equity method investments	$2,299	$1,870
Commercial receivables, net of allowance	2,134	1,887
Government receivables	97	103
Receivables held-for sale	5	85
Real estate	351	353
Investments	10	10
GAAP-based Portfolio	4,896	4,308
Assets held in securitization trusts	5,793	5,486
Managed Assets	$10,689	$9,794

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
Our Portfolio totaled approximately $4.9 billion as of June 30, 2023. Unlevered portfolio yield was 7.7% as of June 30, 2023 and 7.5% as of December 31, 2022. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2023.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated during the quarter ended June 30, 2023, will avoid annual carbon emissions by approximately 147,000 metric tons, equating to a CarbonCount® of 0.31. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, cash proceeds from asset sales and securitizations, fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include operating expenses (including cash compensation), interest and principal payments on our debt, shareholder dividends and limited partner distributions, and funding investments. We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow.
We typically pay our operating expenses, our debt service, and dividends from collections on our Portfolio and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with non-recourse or recourse debt, equity and off-balance sheet securitization structures.
We have adequate liquidity as of June 30, 2023, with unrestricted cash balances of $127 million, an unsecured revolving credit facility with an unused capacity of $665 million, and $4 million of available capacity in our secured revolving credit facilities. As of June 30, 2023, we had used the available $100 million capacity in our green commercial paper program. During 2023, we have issued $358 million in equity. As of June 30, 2023, we had $399 million of non-recourse borrowings, $1.8 billion of senior unsecured notes, $378 million in term loans, and $344 million of Convertible Notes outstanding. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also use off-balance sheet securitization transactions with large institutional investors such as life insurance companies, where we transfer the assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of June 30, 2023, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $5.8 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity on our Senior Unsecured Notes, and loans under our term loan facility and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with the issuance of shares or with cash. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of our recourse debt obligations are as follows:

Maturities of Recourse Debt in Millions as of June 30, 2023
$1,100
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit facilities (1)
Green commercial paper notes
Term Loans

(1)    Credit facility maturities reflect the July 2023 amendment of our Secured credit facility.
We plan to raise additional equity capital and continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, recourse or non-recourse debt, convertible or exchangeable securities, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of June 30, 2023, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 97% as of June 30, 2023, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	June 30, 2023	% of Total	December 31, 2022	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$108	3%	$431	14%
Fixed-rate debt (2)	3,159	97%	2,545	86%
Total debt	$3,267	100%	$2,976	100%
Equity	$1,994		$1,665
Leverage	1.6 to 1		1.8 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper issuances with less than six months original maturity, to the extent such borrowings are not hedged using interest rate swaps.
(2)Included in Fixed-rate debt is the present notional value of debt that is hedged using interest rate swaps and collars. Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $152 million and $176 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2023 and December 31, 2022, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $66 million for the six months ended June 30, 2023, driven primarily by net income of $38 million plus adjustments for non-cash and other items of $28 million. The non-cash and other adjustments consisted of increases of $11 million related to equity-based compensation, $8 million of depreciation and amortization, $3 million related to provision for loss on receivables, and $52 million in changes in receivables held-for-sale. These were partially offset by decreases of $6 million related to equity method investments, $13 million related to gains on securitizations, $15 million related to portfolio accrued interest, and $12 million related to changes in accounts payable and accrued expenses and other.
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

Cash flows relating to investing activities
Net cash used in investing activities was approximately $688 million for the six months ended June 30, 2023. We made $330 million of investments in receivables and fixed rate debt-securities, made collateral deposits of $14 million, and made $430 million of equity method investments. We collected $74 million of principal payments from receivables and fixed rate debt-securities, $4 million from equity method investments in excess of income recognized to date under GAAP, and $8 million from the sale of receivables and investments.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $598 million for the six months ended June 30, 2023. We received $467 million from our credit facilities, $358 million of net proceeds from issuances of common stock and $100 million of net proceeds from the issuance of green commercial paper notes, which were offset by $235 million of payments on credit facilities, $10 million of principal prepayments on non-recourse debt, $5 million in principal payments on our term loan, $1 million for withholding requirements resulting from the vesting of employee shares and payments of $76 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $206 million as of June 30, 2023, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2023, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of June 30, 2023, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain access to attractive financing. Through our investments in various projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We are exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have invested in mezzanine loans and, as a result, we are exposed to additional credit risk. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.

We use a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the obligors involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our financial statements in this Form 10-Q.
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
We have $108 million of debt with variable interest rates outstanding as of June 30, 2023, including the unhedged portion of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $108 million in floating-rate borrowings by $135 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2023, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2023, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2021 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2023, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2023. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	6,468	$34.43	N/A	N/A
March 1 - March 31, 2023	35,104	31.18	N/A	N/A
May 1 - May 31, 2023	4,452	26.10	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 1, 2023)

3.3
Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Indenture, dated as of August  22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.3
Second Supplemental Indenture, dated as of August 21, 2020, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (including the form of 0% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K (No. 001-35877) filed on August 21, 2020.)

4.4
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

4.5
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

4.6
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

4.7
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

4.8
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.1
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 on the Registrant’s Form 8-K (No. 011-35877) filed on May 11, 2023)

10.2
Amendment No. 1 to Credit Agreement, dated as of May 31, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and certain of its subsidiaries, JPMorgan Chase Bank, N.A. as administrative agent, issuing bank, sole bookrunner, sole lead arranger, lender and sustainability structuring agent, and Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Morgan Stanley Senior Funding, Inc., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents and lenders (incorporated by reference to Exhibit 1.2 on the Registrant’s Form 8-K (No. 011-35877) filed on June 2, 2023)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 4, 2023	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: August 4, 2023	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: August 4, 2023	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President