Form 10-Q
period 2023-09-30
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2023-11-03
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 111,295,277 shares of common stock, par value $0.01 per share, outstanding as of October 30, 2023 (which includes 127,790 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2022 (collectively, our “2022 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2023 (unaudited)	December 31, 2022
Assets
Cash and cash equivalents	$155,500	$155,714
Equity method investments	2,563,948	1,869,712
Commercial receivables, net of allowance of $51 million and $41 million, respectively	2,705,976	1,887,483
Government receivables	93,364	102,511
Receivables held-for-sale	16,660	85,254
Real estate	111,249	353,000
Investments	9,370	10,200
Securitization assets, net of allowance of $3 million and $0, respectively	182,824	177,032
Other assets	69,253	119,242
Total Assets	$5,908,144	$4,760,148
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$150,584	$120,114
Credit facilities	486,724	50,698
Commercial paper notes	49,974	192
Term loans payable	567,244	379,742
Non-recourse debt (secured by assets of $245 million and $632 million, respectively)	167,622	432,756
Senior unsecured notes	1,782,197	1,767,647
Convertible notes	603,905	344,253
Total Liabilities	3,808,250	3,095,402
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 111,167,157 and 90,837,008 shares issued and outstanding, respectively	1,112	908
Additional paid-in capital	2,353,453	1,924,200
Accumulated deficit	(348,929)	(285,474)
Accumulated other comprehensive income (loss)	47,264	(10,397)
Non-controlling interest	46,994	35,509
Total Stockholders’ Equity	2,099,894	1,664,746
Total Liabilities and Stockholders’ Equity	$5,908,144	$4,760,148

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Interest income	$54,295	$34,303	$145,624	$97,904
Rental income	6,039	6,609	19,013	19,716
Gain on sale of assets	22,405	14,490	52,915	51,252
Securitization asset income	5,620	4,403	13,381	9,943
Other income	1,492	345	2,353	2,614
Total revenue	89,851	60,150	233,286	181,429
Expenses
Interest expense	43,295	29,556	120,413	85,035
Provision (benefit) for loss on receivables and securitization assets	9,792	(2,463)	12,481	6,222
Compensation and benefits	16,296	12,933	48,527	50,108
General and administrative	6,708	8,150	24,826	22,696
Total expenses	76,091	48,176	206,247	164,061
Income before equity method investments	13,760	11,974	27,039	17,368
Income (loss) from equity method investments	2,759	30,552	27,429	58,533
Income (loss) before income taxes	16,519	42,526	54,468	75,901
Income tax (expense) benefit	5,128	(7,585)	5,299	(13,794)
Net income (loss)	$21,647	$34,941	$59,767	$62,107
Net income (loss) attributable to non-controlling interest holders	201	407	692	676
Net income (loss) attributable to controlling stockholders	$21,446	$34,534	$59,075	$61,431
Basic earnings (loss) per common share	$0.20	$0.39	$0.59	$0.70
Diluted earnings (loss) per common share	$0.20	$0.38	$0.59	$0.69
Weighted average common shares outstanding—basic	107,715,057	87,721,756	98,665,598	86,784,895
Weighted average common shares outstanding—diluted	109,145,088	90,762,820	101,142,782	89,928,741
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$21,647	$34,941	$59,767	$62,107
Unrealized gain (loss) on available-for-sale securities and securitization assets, net of tax benefit (provision) of $0.6 million and $0.6 million for the three and nine months ended September 30, 2023 and $0.8 million and $2.3 million for the three and nine months ended September 30, 2022	(20,614)	(12,697)	(17,046)	(56,855)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(26.4) million and $(24.9) million for the three and nine months ended September 30, 2023 and $(6.1) million and $(9.7) million for the three and nine months ended September 30, 2022	76,597	20,109	75,481	31,910
Comprehensive income (loss)	77,630	42,353	118,202	37,162
Less: Comprehensive income (loss) attributable to non-controlling interest holders	917	456	1,465	405
Comprehensive income (loss) attributable to controlling stockholders	$76,713	$41,897	$116,737	$36,757

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2023	106,769	$1,068	$2,283,257	$(326,413)	$(8,002)	$43,998	$1,993,908
Net income (loss)	—	—	—	21,446	—	201	21,647
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(20,363)	(251)	(20,614)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	75,629	968	76,597
Issued shares of common stock	4,394	44	107,376	—	—	—	107,420
Equity-based compensation	—	—	688	—	—	2,811	3,499
Conversion of convertible notes	—	—		—	—	—	—
Issuance (repurchase) of vested equity-based compensation shares	3	—	(33)	—	—	—	(33)
Purchase of capped calls	—	—	(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(43,962)	—	(733)	(44,695)
Balance at September 30, 2023	111,166	$1,112	$2,353,453	$(348,929)	$47,264	$46,994	$2,099,894

Balance at June 30, 2022	87,490	$875	$1,811,889	$(232,590)	$(22,132)	$33,473	$1,591,515
Net income (loss)	—	—	—	34,534	—	407	34,941
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(12,516)	(181)	(12,697)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	19,879	230	20,109
Issued shares of common stock	1,346	13	49,020	—	—	—	49,033
Equity-based compensation	—	—	606	—	—	1,454	2,060
Issuance (repurchase) of vested equity-based compensation shares	3	—	(49)	—	—	—	(49)
Dividends and distributions	—	—	—	(33,361)	—	(525)	(33,886)
Balance at September 30, 2022	88,839	$888	$1,861,466	$(231,417)	$(14,769)	$34,858	$1,651,026

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	59,075	—	692	59,767
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(16,841)	(205)	(17,046)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	74,502	979	75,481
Issued shares of common stock	20,261	203	466,190	—	—	—	466,393
Equity-based compensation	—	—	2,363	—	—	12,614	14,977
Issuance (repurchase) of vested equity-based compensation shares	68	1	(1,467)	—	—	—	(1,466)
Conversion of Convertible Notes	—		2	—	—	—	2
Purchase of capped calls	—	—	(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(122,530)	—	(2,595)	(125,125)
Balance at September 30, 2023	111,166	$1,112	$2,353,453	$(348,929)	$47,264	$46,994	$2,099,894

Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	61,431	—	676	62,107
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(56,236)	(619)	(56,855)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	31,563	347	31,910
Issued shares of common stock	3,126	31	126,796	—	—	—	126,827
Equity-based compensation	—	—	2,545	—	—	15,449	17,994
Issuance (repurchase) of vested equity-based compensation shares	103	1	(3,213)	—	—	—	(3,212)
Conversion of convertible notes	283	3	7,671	—	—	—	7,674
Dividends and distributions	—	—	—	(99,142)	—	(2,792)	(101,934)
Balance at September 30, 2022	88,839	$888	$1,861,466	$(231,417)	$(14,769)	$34,858	$1,651,026

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$59,767	$62,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	12,481	6,222
Depreciation and amortization	2,746	2,938
Amortization of financing costs	9,347	8,666
Equity-based compensation	14,977	17,994
Equity method investments	(937)	(26,340)
Non-cash gain on securitization	(34,080)	(25,201)
(Gain) loss on sale of receivables and investments	1,305	(218)
Changes in receivables held-for-sale	40,183	5,466
Changes in accounts payable and accrued expenses	8,952	28,154
Change in accrued interest on receivables and investments	(26,087)	(10,077)
Other	3,686	(5,736)
Net cash provided by (used in) operating activities	92,340	63,975
Cash flows from investing activities
Equity method investments	(583,323)	(143,645)
Equity method investment distributions received	20,259	99,599
Proceeds from sales of equity method investments	—	1,700
Purchases of and investments in receivables	(1,016,467)	(337,517)
Principal collections from receivables	167,406	106,695
Proceeds from sales of receivables	7,634	5,047
Purchases of real estate	—	(4,550)
Purchases of investments and securitization assets	(14,404)	(2,329)
Proceeds from sales of investments and securitization assets	—	7,020
Funding of escrow accounts	—	(228)
Withdrawal from escrow accounts	—	15,156
Other	(285)	(815)
Net cash provided by (used in) investing activities	(1,419,180)	(253,867)
Cash flows from financing activities
Proceeds from credit facilities	777,000	100,000
Principal payments on credit facilities	(342,000)	(100,000)
Proceeds from issuance of term loan	200,000	—
Principal payments on term loan	(9,575)	—
Proceeds from issuance of commercial paper notes	49,775	50,000
Principal payments on non-recourse debt	(14,714)	(22,127)
Proceeds from issuance of convertible notes	402,500	200,000
Principal payments on convertible notes	(143,748)	—
Purchase of capped calls related to the issuance of convertible notes	(37,835)	—
Net proceeds of common stock issuances	465,015	127,008
Payments of dividends and distributions	(115,087)	(98,310)
Withholdings on employee share vesting	(1,466)	(3,211)
Payment of financing costs	(13,302)	(8,203)
Receipt of hedge collateral	106,330	—
Other	(2,493)	(8,128)
Net cash provided by (used in) financing activities	1,320,400	237,029
Increase (decrease) in cash, cash equivalents, and restricted cash	(6,440)	47,137
Cash, cash equivalents, and restricted cash at beginning of period	175,972	251,073
Cash, cash equivalents, and restricted cash at end of period	$169,532	$298,210
Interest paid	$91,988	$62,594
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$26,020	$25,374
Equity method investments received upon deconsolidation of a special purpose entity	144,603	—
Issuance of common stock from conversion of Convertible Notes	—	7,674
Deconsolidation of non-recourse debt	257,746	—
Deconsolidation of assets pledged for non-recourse debt	374,608	—
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2023

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine-month periods ended September 30, 2023 and 2022, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
We account for our other retained interests in securitized financial assets, the residual assets, similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in AOCI. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets.
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
We have entered into certain capped call transactions to mitigate the economic dilution that may result from the conversion or exchange of certain of our Convertible Notes. These transactions are freestanding equity-linked derivative instruments that qualify for the exemption for contracts indexed to, and settled in, an issuer’s own equity found in ASC 815, and accordingly the payment of the option premium was recorded as a reduction of Additional Paid-in-Capital within our Statement of Stockholders’ Equity.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants, if applicable (“participating securities” as defined in Note 12 to our financial statements in this Form 10-Q). Diluted earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period plus other potential common stock instruments if they are dilutive. Other potentially dilutive common stock instruments include our unvested restricted stock, other equity-based awards, and Convertible Notes. The restricted stock and other equity-based awards are included if they are dilutive using the treasury stock method. The treasury stock method assumes that theoretical proceeds received for future service provided is used to purchase shares of treasury stock at the average market price per share of common stock, which is deducted from the total shares of potential common stock included in the calculation. When unvested grants are dilutive, the earnings allocated to these dilutive unvested grants are not deducted from the net income attributable to controlling stockholders when calculating diluted earnings per share. The Convertible Notes are included if they are dilutive using the if-converted method, which removes interest expense related to the Convertible Notes from the net income attributable to controlling stockholders and includes the weighted average shares of potential common stock over the period issuable upon conversion or exchange of the note. No adjustment is made for shares of potential common stock that are anti-dilutive during a period. Our capped call transactions are anti-dilutive and therefore their impact will be excluded from earnings per share.
Segment Reporting
We manage our business as a single portfolio, and accordingly report all of our activities as one business segment.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before November 3, 2023, and effective after September 30, 2023, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2023 and December 31, 2022, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2023
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$2,398	$2,706	Level 3
Government receivables	85	93	Level 3
Receivables held-for-sale	18	17	Level 3
Investments (1)	9	9	Level 3
Securitization residual assets (2)	183	183	Level 3
Derivative assets	100	100	Level 2
Liabilities (3)
Credit facilities	$487	$487	Level 3
Commercial paper notes	50	50	Level 3
Term loans payable	573	573	Level 3
Non-recourse debt	158	170	Level 3
Senior unsecured notes	1,589	1,795	Level 2
Convertible Notes:
2028 Exchangeable Senior Notes	393	405	Level 2
2025 Exchangeable Senior Notes	193	210	Level 2
Total Convertible Notes	586	615
(1)The amortized cost of our investments as of September 30, 2023, was $12 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of September 30, 2023 was $247 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Balance, beginning of period	$204	$178	$177	$210
Accretion of securitization residual assets	4	4	11	9
Additions to securitization residual assets	1	10	27	25
Collections of securitization residual assets	(3)	(2)	(13)	(10)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(20)	(12)	(16)	(56)
Provision for loss on securitization residual assets	(3)	—	(3)	—
Balance, end of period	$183	$178	$183	$178

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Securities
	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months	Securities with a loss shorter than 12 months	Securities with a loss longer than 12 months
	(in millions)
September 30, 2023	$30	$143	$3	$66	18	67
December 31, 2022	118	51	27	22	66	12
(1)    Other than the assets discussed in Note 5, loss position is due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.

In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of September 30, 2023 and December 31, 2022. The weighted average discount rates used to determine the fair value of our securitization residual assets as of September 30, 2023 and December 31, 2022 were 7.5% and 6.8%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2023	December 31, 2022
	(in millions)
Cash deposits	$156	$156
Restricted cash deposits (included in other assets)	14	20
Total cash deposits	$170	$176
Amount of cash deposits in excess of amounts federally insured	$158	$174
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the nine months ended September 30, 2023 or September 30, 2022.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the nine months ended September 30,
	2023	2022
	(in millions)
Gains on securitizations	$53	$51
Cost of financial assets securitized	424	454
Proceeds from securitizations	477	505
Residual and servicing assets	183	178
Cash received from residual and servicing assets	15	11
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5% to 10% for the nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, our managed assets totaled $11.5 billion and $9.8 billion, respectively, of which $6.0 billion and $5.5 billion, respectively, were securitized assets held in unconsolidated securitization trusts.

In the third quarter of 2023, we recorded an allowance for losses on securitization residual assets related to prepayable assets secured by real estate. While there is no change in the underlying credit quality of the securitized assets, we have revised our estimates of cash flows due to prepayments on certain of these assets. The following table reconciles our beginning and ending allowance for loss on securitization residual assets:

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$—	$—	$—
Provision for loss on securitization assets	—	3	—	—
Ending balance	$—	$3	$—	$—

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$—	$—	$—
Provision for loss on securitization assets	—	3	—	—
Ending balance	$—	$3	$—	$—
As of September 30, 2023, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $101 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
We recognized a gain of approximately $19 million upon deconsolidation of certain land assets and the debt to which those assets were pledged, which is included in gain on sale of receivables, investments, and other assets in our income statement.
6.Our Portfolio
As of September 30, 2023, our Portfolio included approximately $5.5 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2023, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Government	Commercial	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2023	$—	$612	$—	$—	$612
2022	—	942	—	—	942
2021	—	293	—	—	293
2020	—	166	—	—	166
2019	—	392	—	—	392
2018	—	275	—	—	275
Prior to 2018	93	77	—	—	170
Total receivables	93	2,757	—	—	2,850
Less: Allowance for loss on receivables	—	(51)	—	—	(51)
Net receivables (5)	93	2,706	—	—	2,799
Receivables held-for-sale	3	14	—	—	17
Investments	2	7	—	—	9
Real estate	—	111	—	—	111
Equity method investments (6)	—	2,521	43	—	2,564
Total	$98	$5,359	$43	$—	$5,500
Percent of Portfolio	2%	97%	1%	—%	100%

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

Receivables
As of September 30, 2023, our allowance for losses on receivables was $51 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended September 30, 2023, we increased our reserve by approximately $7 million, due to new loans and loan commitments made during the period. During the three months ended September 30, 2023, we entered into a variable rate revolving credit facility with an energy services company secured by projects in development, with a maximum principal amount of $300 million and that matures in 2026. As of September 30, 2023, the principal amount of the facility was $213 million and the facility bore interest at a rate of 9.7%.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	2,757	464	51	1,928	256	41
Government (2)	$93	$—	$—	$103	$—	$—
Total	$2,850	$464	$51	$2,031	$256	$41
(1)As of September 30, 2023, this category of assets includes $1.4 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $51 million allowance on these $2.8 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of September 30, 2023, our government receivables include $10 million of U.S. federal government transactions and $83 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2023		Three months ended September 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$44	$—	$37
Provision for loss on receivables	—	7	—	(3)
Ending balance	$—	$51	$—	$34

	Nine months ended September 30, 2023		Nine months ended September 30, 2022
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$41	$—	$36
Provision for loss on receivables	—	10	—	6
Write-off of allowance	—	—	—	(8)
Ending balance	$—	$51	$—	$34
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2023:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,850	$6	$324	$1,309	$1,211
Weighted average yield by period	8.4%	9.4%	9.0%	8.5%	8.0%

Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2052 under the initial terms and 2047 and 2080 if all renewals are exercised. In the third quarter of 2023, a majority of our land and related intangibles were deconsolidated, and we retain a residual interest in those assets in the form of equity method investments as discussed in Other Equity Method Investments below. The components of our real estate portfolio as of September 30, 2023 and December 31, 2022, were as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Real estate
Land	$97	$269
Lease intangibles	22	104
Accumulated amortization of lease intangibles	(8)	(20)
Real estate	$111	$353

As of September 30, 2023, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

	Future Amortization Expense	Minimum Rental Income Payments
	(in millions)
From October 1, 2023 to December 31, 2023	$—	$6
2024	1	24
2025	1	24
2026	1	24
2027	1	25
2028	1	25
Thereafter	9	673
Total	$14	$801

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments.

As of September 30, 2023, we held the following equity method investments:

Investment Date	Investee	Carrying Value
		(in millions)
Various	Jupiter Equity Holdings LLC	$535
Various	Lighthouse Partnerships (1)	682
Various	Other investees	1,347
	Total equity method investments	$2,564
(1)     Represents the total of five equity investments in a portfolio of renewable assets.
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of September 30, 2023, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $10 million in working capital loans to Jupiter for one-time contract restructuring expenses and payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. At agreement inception, the projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of preferred cash equity investments in five partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $692 million through September 30, 2023, and additional investments are expected to be made as the remaining projects become commercially operational. We expect to make additional capital contributions of $192 million, with the final contribution being made in 2024. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $17 million in working capital loans to the Lighthouse Partnerships primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. At agreement inception, the Renewables Portfolio currently has contracted cash flows with a combined weighted average contract life of greater than 14 years with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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

Other Equity Method Investments
In the third quarter of 2023, we entered into an agreement with an existing securitization partner to amend the contractual terms of certain non-recourse debt agreements, which caused us to deconsolidate the entities holding such debt and its pledged collateral. Our retained interest in those entities are equity method investments, which hold land and associated operating leases as well as financial assets where the ultimate obligors are grid-connected solar projects. The carrying value of these equity method investments is $152 million. Our retained interest is in the form of an equity method investment, instead of a Securitization Asset, due to the nature of the underlying assets being predominantly real property.
Related Party Transactions
Of our commercial receivables, approximately $872 million are loans made to entities in which we also have non-controlling equity investments of approximately $817 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in millions)
Interest income from related party loans	$18	$14	$49	$45
Investments made in related party loans	95	63	187	113
Principal collected from related party loans	12	7	27	76
Interest collected from related party loans	15	14	45	49
7.Credit facilities and commercial paper notes
Secured credit facilities
We previously had a secured revolving credit facility in the form of an approval-based loan agreement with various lenders with a maximum outstanding principal amount of $200 million. In July of 2023, we extended the maturity of the facility from July 2023 to January 2024. In the third quarter of 2023, we amended the facility to a term loan. See Note 8 to our financial statements for discussion of the current terms of that loan. In the first quarter of 2023, we terminated a previously existing representation-based secured revolving limited-recourse credit facility which had a maximum outstanding principal amount of $100 million.
Unsecured revolving credit facilities
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025. In the second quarter of 2023, we increased the maximum outstanding borrowing amount of the facility from $600 million to $840 million. As of September 30, 2023, the outstanding balance on this facility was $487 million, and it currently bears interest at a weighted average rate of 7.25%. We have approximately $3 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of SOFR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of the inception of the unsecured revolving credit facility, the applicable margins are 1.875% for SOFR-based loans and 0.875% for prime rate-based loans, plus an additional 0.10%. The unsecured revolving credit facility has a commitment fee based on our current credit rating. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
We have entered into an agreement allowing us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of September 30, 2023, we have $50 million of commercial paper notes outstanding under the facility which matures in 2024, which together bear an average total borrowing rate of 6.75%.
Green commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.40% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Fees paid on the drawn letters of credit may be reduced by up to 0.1% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of September 30, 2023, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of					Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2023		December 31, 2022	Interest Rate	Maturity Date		September 30, 2023	December 31, 2022	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$70		$73	4.28%	October 2034	$—	$137	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2	55		56	4.35%	April 2037	—	62	63	Receivables and restricted cash
HASI SYB Trust 2017-1	—	(1)	141	3.86%	March 2042	—	—	231	Receivables, real estate, real estate intangibles, and restricted cash
Lannie Mae Series 2019-1	—	(1)	90	3.68%	January 2047	—	—	120	Receivables, real estate and real estate intangibles
Other non-recourse debt (2)	45		82	3.15% - 7.23%	2024 to 2032	18	46	82	Receivables
Unamortized financing costs	(2)		(9)
Non-recourse debt (3)	$168		$433
(1)In the third quarter of 2023, contractual terms of these non-recourse debt agreements were modified, which caused us to deconsolidate the entities holding such debt and its related pledged collateral.
(2)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(3)The total collateral pledged against our non-recourse debt was $245 million and $632 million as of September 30, 2023 and December 31, 2022, respectively. These amounts include $14 million and $20 million of restricted cash pledged for debt service payments as of September 30, 2023 and December 31, 2022, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2023 and December 31, 2022.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of September 30, 2023, were as follows:

Future minimum maturities
(in millions)
October 1, 2023 to December 31, 2023	$10
2024	18
2025	15
2026	14
2027	21
2028	18
Thereafter	74
Total minimum maturities	$170
Unamortized financing costs	(2)
Total non-recourse debt	$168

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of September 30, 2023 and December 31, 2022. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
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
The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2023	December 31, 2022
	(in millions)
Principal	$1,775	$1,775
Accrued interest	23	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(13)	(16)
Carrying value of Senior Unsecured Notes	$1,782	$1,768

We recorded approximately $19 million and $57 million in interest expense related to the Senior Unsecured Notes in the three and nine months ended September 30, 2023, respectively, compared to approximately $19 million and $58 million in the three and nine months ended September 30, 2022, respectively.
Convertible Notes
We have outstanding exchangeable senior notes, and have previously issued convertible senior notes, together “Convertible Notes”. Holders may convert or exchange any of their Convertible Notes into shares of our common stock at the applicable conversion or exchange ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Notes as of September 30, 2023:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2023 Convertible Senior Notes	—	(2)	August 15, 2023	0.000%	N/A	20.8643	$47.93	—	$0.340
2025 Exchangeable Senior Notes	200	(3)	May 1, 2025	0.000%	N/A	17.7144	$56.45	3.5	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.8494	$27.14	14.8	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)These Notes were settled in the third quarter of 2023 using proceeds from the 2028 Exchangeable Senior Notes.
(3)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $210 million.

For the exchangeable senior notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the exchange rate for a holder that converts its exchangeable notes in connection with such make-whole fundamental change. There are no cash settlement provisions for the 2025 Exchangeable Senior Notes and the exchange option can only be settled through physical delivery of our common stock. Upon exchange of the 2028 Exchangeable Senior Notes, exchange may be settled through cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (as described in the indenture related to the 2028 Exchangeable Senior Notes). Additionally, upon the occurrence of certain fundamental changes involving us, holders of the exchangeable senior notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2025 Exchangeable Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT. We may redeem the 2028 Exchangeable Senior Notes at any time only if such a redemption is deemed reasonably necessary to preserve our qualification as a REIT or, in whole or in part, at our option, on or after August 20, 2026 and prior to the 62nd scheduled trading day immediately preceding the maturity date for such notes, if certain conditions are met, as set forth in the indenture relating to the 2028 Exchangeable Senior Notes. Any shares of our common stock issuable upon exchange of the exchangeable senior notes will have certain registration rights.
Certain of our TRS have jointly issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually.
Upon any exchange of these Notes, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, plus cash in lieu of fractional shares. We have allocated or intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.

The following table presents a summary of the components of our Convertible Notes:

	September 30, 2023	December 31, 2022
	(in millions)
Principal	$603	$344
Accrued interest	2	—
Premium	10	5
Less: Unamortized financing costs	(11)	(5)
Carrying value of Convertible Notes	$604	$344

We recorded approximately $5 million and $9 million in interest expense related to our Convertible Notes in the three and nine months ended September 30, 2023, respectively, compared to $2 million and $5 million for the three and nine months ended September 30, 2022, respectively.
In order to mitigate the potential dilution to our common stock upon exchange of the 2028 Exchangeable Senior Notes, we entered into privately-negotiated capped call transactions (“Capped Calls”) with certain counterparties. The Capped Calls are separate transactions and are not part of the terms of the 2028 Exchangeable Senior Notes. The total premium for the Capped Calls was recorded as a reduction of additional paid-in capital. The Company used a portion of the proceeds from the 2028 Exchangeable Senior Notes to pay for the cost of the Capped Call premium. The material terms of the Capped Calls are as follows:

(in millions except per share data)
Aggregate cost of capped calls	$38
Initial strike price per share	$27.14
Initial cap price per share	$43.42
Shares of our common stock covered by the capped calls	14.8

CarbonCount Term Loan Facility
We have entered into an unsecured term loan facility with a syndicate of banks which has an outstanding principal amount of $373 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of September 30, 2023, the applicable margin is 2.125% plus 0.10%, and the current interest rate is 7.49%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. The term loan facility has a maturity date of October 31, 2025, and loans under the facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
Principal payments which were due under the term loan facility as of September 30, 2023 are as follows:

Future maturities
(in millions)
October 1, 2023 to December 31, 2023	$5
2024	18
2025	350
Total	373
Less: Unamortized Financing Costs	(3)
Carrying Value	$370
The term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The term loan facility also includes customary events of default and remedies. Subsequent to September 30, 2023, we increased our borrowing under this facility by $165 million, bringing the total outstanding principal amount to $538 million.

Secured Term Loan
In the third quarter of 2023, we amended our approval-based credit facility to become a term loan (“Secured Term Loan”) with a maturity date of January 2028. Principal amounts under the term loan will bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan beginning in the fourth quarter of 2023. The facility is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The secured term loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The secured term loan also includes customary events of default and remedies.
As of September 30, 2023, the outstanding principal balance is $200 million, the interest rate is 7.55%, and we have financing receivables pledged with a carrying value of $449 million. We have $3 million of remaining unamortized financing costs associated with the Secured Term Loan that have been netted against the loan on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Term Loan Facility. Principal payments which were due under the Secured Term Loan Facility as of September 30, 2023 are as follows:

Future maturities
(in millions)
July 1, 2023 to December 31, 2023	$—
2024	2
2025	11
2026	13
2027	12
2028	162
Total	200
Less: Unamortized Financing Costs	(3)
Carrying Value	$197
Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility and unsecured revolving credit facility and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges as of September 30, 2023:

Instrument type		Hedged Rate		Notional Value	Fair Value as of
	Index				September 30, 2023	Term
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$400	$12	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	23	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600	30	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.08%		400	30	April 2025 to April 2035
Interest rate collar	1 month SOFR	3.70% - 4.00%	(1)	250	5	May 2023 to May 2026
				$2,050	$100
(1)     Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of September 30, 2023, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of September 30, 2023, we hold $106 million of collateral related to our interest rate derivatives. We have netted $100 million of the liability associated with that collateral against the derivative asset in other assets on our balance sheet, with the remaining $6 million included in accounts payable, accrued expenses and other. A benefit of $2 million and $4 million was included in interest expense as a result of our hedging activities for the three and nine months ended September 30, 2023, respectively.
Subsequent to September 30, 2023, we entered into interest rate swaps to hedge the interest expense associated with the Secured Term Loan. The swaps have a total notional of $170 million, SOFR rate of 4.4%, and a termination date in 2033. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income.

9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2023, there have been no such actions resulting in claims against the Company.
We have made a guarantee related to the financing of four of our joint venture entities that owns debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2024. As of September 30, 2023, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $5 million and $5 million for the three and nine months ended September 30, 2023, respectively, compared to a $(8) million and $(14) million income tax (expense) benefit in the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023 and 2022, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 3% for 2023 and 2022.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2022 and 2023:

Announced Date	Record Date		Pay Date	Amount per share
2/17/2022	4/4/2022		4/11/2022	$0.375
5/3/2022	7/5/2022		7/12/2022	$0.375
8/4/2022	10/4/2022		10/11/2022	$0.375
11/3/2022	12/28/2022	(1)	01/6/2023	$0.375
2/16/2023	04/3/2023		04/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
8/3/2023	10/4/2023		10/11/2023	$0.395
11/2/2023	12/29/2023		01/12/2024	$0.395
(1) This dividend is treated as a distribution in the year following the record date for tax purposes.
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

Date/Period	Common Stock Offerings	Shares Issued (2)	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2022	ATM	1.050	$48.14	(3)	$50
Q2 2022	ATM	0.731	38.91	(3)	28
Q3 2022	ATM	1.346	36.85	(3)	49
Q4 2022	ATM	1.996	31.41	(3)	62
Q1 2023	ATM	0.763	31.31	(3)	24
5/30/2023	Public Offering	15.000	22.23	(4)	333
Q2 2023	ATM	0.053	26.07	(3)	1
Q3 2023	ATM	4.394	24.71	(3)	107
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
Equity-based Compensation Awards
We have issued equity awards that vest from 2023 to 2027 subject to service, performance and market conditions. During the nine months ended September 30, 2023, our board of directors awarded employees and directors 755,639 shares of restricted stock, restricted stock units and LTIP Units that vest from 2024 to 2026. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three and nine months ended September 30, 2023 we recorded $3 million and $15 million of stock based compensation, respectively, compared to $2 million and $18 million during the three and nine months ended September 30, 2022, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $23 million as of September 30, 2023. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	193,548	$38.66	$7.5
Granted	71,911	37.32	2.7
Vested	(93,646)	46.46	(4.3)
Forfeited	(3,361)	46.83	(0.2)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	67,810	31.15	2.1
Vested	(96,117)	29.23	(2.8)
Forfeited	(7,840)	48.57	(0.4)
Ending Balance — September 30, 2023	132,305	$34.61	$4.6

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(5,022)	49.00	(0.2)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(13,224)	26.03	(0.4)
Ending Balance — September 30, 2023	97,890	$48.50	$4.7

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
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	384,046	$43.15	$16.6
Granted	174,340	44.08	7.7
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(138,048)	39.59	(5.4)
Forfeited	—	—	—
Ending Balance — September 30, 2023	481,067	$34.32	$16.6

(1)    See Note 4 to our financial statements in this Form 10-Q for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — September 30, 2023	493,858	$47.76	$23.6

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

NOL Shareholder Rights Plan
In the fourth quarter of 2023, we entered into a Tax Benefits Preservation Plan (“the Plan”), which is designed to protect our tax benefits in connection with any “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each share of common stock, par value $0.01 per share outstanding, to be paid to all record holders of Common Stock at the close of business on November 21, 2023. The Plan is intended to reduce the risk that our ability to use net operating losses (“NOLs”) and certain other Tax Benefits will become substantially limited as the result of an “ownership change”. As of December 31, 2022, we had approximately $465 million of NOLs and $21 million of tax credits available that may be used to offset future taxable income.
Pursuant to the Plan, if a stockholder (or group) becomes a 5% stockholder without meeting certain exceptions, the Rights become exercisable upon board approval and entitle stockholders (other than the 5% stockholder or group causing the rights to become exercisable) to purchase additional of our common shares at a significant discount, resulting in significant dilution in the economic interest and voting power of the 5% stockholder or group causing the Rights to become exercisable. Stockholders owning 5% or more of our outstanding shares at the time the Plan was adopted were grandfathered and will only cause the Rights to distribute and become exercisable if they acquire any additional HASI shares. Under the Plan, the Board has the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 5% stockholder. The adoption of the Plan and the dividend distribution will not have an impact on our consolidated financial statements.

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

The computation of basic and diluted earnings per common share of common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$21.4	$34.5	$59.1	$61.4
Less: Dividends and distributions on participating securities	(0.2)	(0.1)	(0.8)	(0.5)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — basic	21.2	34.4	58.3	60.9
Add: Interest expense related to Convertible Notes under the if-converted method	0.2	0.3	0.9	1.0
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$21.4	$34.7	$59.2	$61.9

Denominator:
Weighted-average number of common shares — basic	107,715,057	87,721,756	98,665,598	86,784,895
Weighted-average number of common shares — diluted	109,145,088	90,762,820	101,142,782	89,928,741
Basic earnings per common share	$0.20	$0.39	$0.59	$0.70
Diluted earnings per common share	$0.20	$0.38	$0.59	$0.69

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,365,040	1,136,809	1,294,511	955,574
	As of September 30, 2023	As of September 30, 2022
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	613,373	392,602

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	613,373	392,602	613,373	392,602
Restricted stock units	97,890	39,438	97,890	39,438
LTIP Units with market-based vesting conditions	493,858	211,824	493,858	211,824
Potential shares of common stock related to Convertible Notes	18,374,760	3,537,460	18,374,760	3,537,460

13.    Equity Method Investments
We recognized income (loss) from our equity method investments of approximately $3 million and $27 million during the three and nine months ended September 30, 2023, respectively, compared to $31 million and $59 million during the three and nine months ended September 30, 2022, respectively. We describe our accounting for non-controlling equity investments in Note 2.
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

	Jupiter Equity Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2023
Current assets	$61	$760	$821
Total assets	3,020	12,802	15,822
Current liabilities	130	818	948
Total liabilities	685	6,841	7,526
Members' equity	2,335	5,961	8,296
As of December 31, 2022
Current assets	106	586	692
Total assets	3,114	11,588	14,702
Current liabilities	139	684	823
Total liabilities	751	6,085	6,836
Members' equity	2,363	5,503	7,866
Income Statement
For the six months ended June 30, 2023
Revenue	59	412	471
Income (loss) from continuing operations	(27)	(64)	(91)
Net income (loss)	(27)	(64)	(91)
For the six months ended June 30, 2022
Revenue	(135)	239	104
Income (loss) from continuing operations	(231)	(110)	(341)
Net income (loss)	(231)	(110)	(341)
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
Our Business
We are a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $11 billion in managed assets, our vision is that every investment improves our climate future. Our investments take many forms, including equity, joint ventures, real estate, commercial and government receivables or securities, and other financing transactions. In addition to Net Investment Income from our portfolio, we also generate ongoing fees through gain-on-sale securitization transactions, asset management, and other services.
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
We completed approximately $973 million and $1.8 billion of transactions during the three and nine months ended September 30, 2023, respectively, compared to approximately $273 million and $944 million during the same periods in 2022, respectively. As of September 30, 2023, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $5.5 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2023, our Portfolio consisted of over 460 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2023, we managed approximately $6.0 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2023, we manage approximately $11.5 billion of assets which we refer to as our “Managed Assets”.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, incentivizes the construction of and investment in climate solutions and will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of September 30, 2023, our pipeline consisted of more than $5.0 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 49% is related to BTM assets and 36% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2023. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $5.5 billion as of September 30, 2023 and included approximately $2.7 billion of BTM assets and approximately $2.0 billion of GC assets, and approximately $0.8 billion of FTN assets. Approximately 44% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 47% consisted of fixed-rate commercial and government receivables and debt securities, which are classified as investments on our balance sheet, approximately 4% consisted of floating-rate commercial receivables, and 5% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 460 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of September 30, 2023.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2023:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 9.66% per annum	$213		2026 to 2026
Fixed-rate receivables, interest rates less than 5.00% per annum	105		2025 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.50% per annum	405		2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 8.00% per annum	705		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.50% per annum	967		2024 to 2039
Fixed-rate receivables, interest rates greater than 9.50% per annum	455		2024 to 2047
Receivables	2,850	(1)
Allowance for loss on receivables	(51)
Receivables, net of allowance	2,799
Fixed-rate investments, interest rates less than 5.00% per annum	4		2035 to 2047
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	5		2047 to 2051
Total receivables and investments	$2,808
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$53	$34	$141	$97
Average balance of receivables	$2,431	$1,665	$2,231	$1,602
Average interest rate of receivables	8.7%	8.1%	8.4%	8.1%
Interest income, investments	$—	$—	$—	$—
Average balance of investments	$12	$12	$12	$14
Average interest rate of investments	4.4%	4.4%	4.6%	4.3%
Rental income	$6	$7	$19	$20
Average balance of real estate	$330	$359	$345	$358
Average yield on real estate	7.3%	7.4%	7.4%	7.3%
Average balance of receivables, investments, and real estate	$2,773	$2,036	$2,588	$1,974
Average yield from receivables, investments, and real estate	8.5%	7.9%	8.3%	7.9%
Debt
Interest expense (1)	$43	$30	$120	$85
Average balance of debt	$3,527	$2,777	$3,320	$2,667
Average cost of debt	4.9%	4.3%	4.8%	4.3%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2023:

	Payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,850	$68	$638	$1,255	$889
Investments	9	—	—	1	8

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2023,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2023,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$54,295	$34,303	$19,992	58%
Rental income	6,039	6,609	(570)	(9)%
Gain on sale of assets	22,405	14,490	7,915	55%
Securitization asset income	5,620	4,403	1,217	28%
Other Income	1,492	345	1,147	332%
Total Revenue	89,851	60,150	29,701	49%
Expenses
Interest expense	43,295	29,556	13,739	46%
Provision for loss on receivables and securitization assets	9,792	(2,463)	12,255	(498)%
Compensation and benefits	16,296	12,933	3,363	26%
General and administrative	6,708	8,150	(1,442)	(18)%
Total expenses	76,091	48,176	27,915	58%
Income (loss) before equity method investments	13,760	11,974	1,786	15%
Income (loss) from equity method investments	2,759	30,552	(27,793)	(91)%
Income (loss) before income taxes	16,519	42,526	(26,007)	(61)%
Income tax (expense) benefit	5,128	(7,585)	12,713	(168)%
Net income (loss)	$21,647	$34,941	$(13,294)	(38)%

•Net income decreased by $13 million due to a decrease in equity method investments income of $28 million and an increase in total expenses of $28 million, offset by a $30 million increase in total revenue, and a $13 million increase in income tax benefit (expense).
•Total revenue increased by $30 million due to a $21 million increase in interest income and securitization asset income, driven by a higher average Portfolio balance and by higher Managed Assets. Gain on sale and other income increased by $9 million, driven by a change in the mix and volume of assets being securitized, which included the balance sheet rotation of certain land assets.
•Interest expense increased by $14 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $10 million provision for loss on receivables and securitization assets, driven primarily by loans and loan commitments made during the quarter along with a provision on our securitization assets based on changes in our estimated cash flows due to prepayments on certain of the assets that have been securitized.
•Compensation and benefits and general and administrative expenses increased by $2 million primarily due to growth of the company.
•Income (loss) from equity method investments using HLBV allocations decreased by $28 million primarily due to fewer tax attributes recognized by tax equity investors in our projects than in the prior year, which decreased our allocation of HLBV income.
•Income tax benefit (expensed) increased by $13 million primarily due to future tax benefits generated by our taxable REIT subsidiaries.

Comparison of the Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$145,624	$97,904	$47,720	49%
Rental income	19,013	19,716	(703)	(4)%
Gain on sale of assets	52,915	51,252	1,663	3%
Securitization asset income	13,381	9,943	3,438	35%
Other Income	2,353	2,614	(261)	(10)%
Total Revenue	233,286	181,429	51,857	29%
Expenses
Interest expense	120,413	85,035	35,378	42%
Provision for loss on receivables	12,481	6,222	6,259	101%
Compensation and benefits	48,527	50,108	(1,581)	(3)%
General and administrative	24,826	22,696	2,130	9%
Total expenses	206,247	164,061	42,186	26%
Income (loss) before equity method investments	27,039	17,368	9,671	56%
Income (loss) from equity method investments	27,429	58,533	(31,104)	(53)%
Income (loss) before income taxes	54,468	75,901	(21,433)	(28)%
Income tax (expense) benefit	5,299	(13,794)	19,093	(138)%
Net income (loss)	$59,767	$62,107	$(2,340)	(4)%
•Net income decreased by $2 million due to a decrease in income from equity method investments of $31 million and an increase in total expenses of $42 million, offset by an increase in total revenue of $52 million and an increase in income tax benefit (expense) of $19 million.
•Total revenue increased by $52 million due to a $51 million increase in interest income and securitization income driven by a higher average Portfolio balance and by higher Managed Assets.
•Interest expense increased by $35 million  primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a provision for loss on receivables of $12 million primarily as a result of loans and loan commitments offset partially by the release of allowance on loans which we collected in full.
•Compensation and benefits and general and administrative expense decreased by $1 million primarily due to higher share-based compensation recognized in the prior year for certain awards to employees eligible for retirement, offset partially by a one-time transaction related payment.
•Income from equity method investments decreased by $31 million primarily due fewer tax attributes recognized by tax equity investors in our projects than in the prior year, which decreased our allocation of HLBV income.
•Income tax benefit increased by $19 million due to future tax benefits generated by our taxable REIT subsidiaries.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in millions)
Income (loss) under GAAP	$3	$31	$27	$59

Collections of Distributable earnings	$12	$20	$30	$41
Return of Capital	12	60	17	91
Cash collected	$24	$80	$47	$132

(1) Cash collected includes $9 million during the three and nine months ended September 30, 2023 and $64 million during the three and nine months ended September 30, 2022 related to the issuance of debt by three of our equity method investees, the repayment of which we have guaranteed.
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
The table below provides a reconciliation of our GAAP net income (loss) to distributable earnings for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$21,446	$0.20	$34,534	$0.38	$59,075	$0.59	$61,431	$0.69
Distributable earnings adjustments:
Reverse GAAP (income) loss from equity method investments	(2,759)		(30,552)		(27,429)		(58,533)
Equity method investments earnings adjustment	41,034		31,315		113,453		98,960
Equity-based expenses	3,499		2,060		16,372		17,993
Provision for loss on receivables (2)	9,792		(2,463)		12,481		6,222
Amortization of intangibles	716		760		2,260		2,360
Non-cash provision (benefit) for income taxes	(5,128)		7,585		(5,299)		13,794
Current year earnings attributable to non-controlling interest	201		407		692		676
Distributable earnings (3)	$68,801	$0.62	$43,646	$0.49	$171,605	$1.70	$142,903	$1.61
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
(3)Distributable earnings per share are based on 110,290,640 and 101,046,485 shares for the three and nine months ended September 30, 2023, respectively, and 89,635,572 and 88,612,178 shares for the three and nine months ended September 30, 2022, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls in assessing whether an instrument is equity-like or debt like.
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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Interest income	$54,295	$34,303	$145,624	$97,904
Rental income	6,039	6,609	19,013	19,716
GAAP-based investment revenue	60,334	40,912	164,637	117,620
Interest expense	43,295	29,556	120,413	85,035
GAAP-based net investment income	17,039	11,356	44,224	32,585
Equity method earnings adjustment	41,034	31,315	113,453	98,960
Amortization of real estate intangibles	716	760	2,260	2,292
Distributable net investment income	$58,789	$43,431	$159,937	$133,837

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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	September 30, 2023	December 31, 2022
	(in millions)
Equity method investments	$2,564	$1,870
Commercial receivables, net of allowance	2,706	1,887
Government receivables	93	103
Receivables held-for sale	17	85
Real estate	111	353
Investments	9	10
GAAP-based Portfolio	5,500	4,308
Assets held in securitization trusts	5,978	5,486
Managed Assets	$11,478	$9,794

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
Our Portfolio totaled approximately $5.5 billion as of September 30, 2023. Unlevered portfolio yield was 7.9% as of September 30, 2023 and 7.5% as of December 31, 2022. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2023.
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated during the quarter ended September 30, 2023, will avoid annual carbon emissions by approximately 127,000 metric tons, equating to a CarbonCount® of 0.14. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 23 million metric tons.
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
We have adequate liquidity as of September 30, 2023, with unrestricted cash balances of $156 million, an unsecured revolving credit facility with an unused capacity of $355 million, and $50 million of available capacity in our green commercial paper program. During 2023, we have issued $465 million in equity. During the quarter ended September 30, 2023, we issued our 2028 Exchangeable Notes with a principal amount of $403 million, with the proceeds in part used to payoff the 2023 Convertible Notes at maturity. As of September 30, 2023, we had $170 million of non-recourse borrowings, $1.8 billion of senior unsecured notes, $573 million in term loans, and $603 million of Convertible Notes outstanding. For further information, see Note 8 to our financial statements of this Form 10-Q.
We also use off-balance sheet securitization transactions with large institutional investors such as life insurance companies, where we transfer the assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of September 30, 2023, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $6.0 billion.
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
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$—
2023
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit facilities
Green commercial paper notes
Term Loans

We may raise additional equity capital and will continue to use fixed and floating rate borrowings, which may be in the form of short-term commercial paper issuances, revolving credit facilities, recourse or non-recourse debt, convertible or exchangeable securities, repurchase agreements, and public and private debt issuances as a means of financing our business. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.7 to 1 as of September 30, 2023, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 88% as of September 30, 2023, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	September 30, 2023	% of Total	December 31, 2022	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$454	12%	$431	14%
Fixed-rate debt (2)	3,204	88%	2,545	86%
Total debt	$3,658	100%	$2,976	100%
Equity	$2,100		$1,665
Leverage	1.7 to 1		1.8 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper issuances with less than six months original maturity, to the extent such borrowings are not hedged using interest rate swaps.
(2)Fixed-rate debt includes the impact of our interest rate swaps and collars on debt that is otherwise floating. Debt excludes securitizations that are not consolidated on our balance sheet.
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
Sources and Uses of Cash
We had approximately $170 million and $176 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2023 and December 31, 2022, respectively.
Cash flows relating to operating activities
Net cash provided by operating activities was approximately $92 million for the nine months ended September 30, 2023, driven primarily by net income of $60 million and adjustments for non-cash and other items of $32 million. The non-cash and other adjustments consisted of increases of $15 million related to equity-based compensation, $12 million of depreciation and amortization, $12 million related to provision for loss on receivables, $40 million in changes in receivables held-for-sale, and $14 million related to changes in accounts payable and accrued expenses and other items. These were partially offset by decreases of $1 million related to equity method investments, $34 million related to gains on securitizations, and $26 million related to portfolio accrued interest.
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

Cash flows relating to investing activities
Net cash used in investing activities was approximately $1.4 billion for the nine months ended September 30, 2023. We made $1.0 billion of investments in receivables and fixed rate debt-securities, made collateral deposits of $14 million, and made $583 million of equity method investments. We collected $167 million of principal payments from receivables and fixed rate debt-securities, $20 million from equity method investments in excess of income recognized to date under GAAP, and $8 million from the sale of receivables and investments.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $1.3 billion for the nine months ended September 30, 2023. We received $777 million from our credit facilities, $465 million of net proceeds from issuances of common stock, $403 million from the issuance of convertible notes, $200 million from the issuance of a term loan, $50 million of net proceeds from the issuance of green commercial paper notes, and collected $106 million of hedge collateral, which were offset by $342 million of payments on credit facilities, $144 million of principal payments on convertible notes, $15 million of principal prepayments on non-recourse debt, $10 million in principal payments on our term loan, $1 million for withholding requirements resulting from the vesting of employee shares, $38 million for premiums on capped calls related to the issuance of convertible notes, $13 million for payment of financing costs, and payments of $118 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $190 million as of September 30, 2023, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of September 30, 2023, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments and the residual assets in securitized financial assets that are carried on our balance sheet at fair value as of September 30, 2023, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and governmental receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $454 million of debt with variable interest rates outstanding as of September 30, 2023, including the unhedged portion of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $454 million in floating-rate borrowings by $568 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, refinancing, and cybersecurity risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the portfolio. We further discuss our strategy to managing these risks in our Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2023, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2023, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2023, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2022 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2023, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2023. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2023	6,468	$34.43	N/A	N/A
March 1 - March 31, 2023	35,104	31.18	N/A	N/A
May 1 - May 31, 2023	4,452	26.10	N/A	N/A
July 1 - July 31, 2023	351	26.11	N/A	N/A
August 1 - August 31, 2023	989	23.56	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits [add NOL plan]

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

4.3
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

4.4
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

4.5
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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

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

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 3, 2023	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: November 3, 2023	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: November 3, 2023	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President