Form 10-K
period 2023-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2024-02-16
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $2.6 billion based on the closing sales price of the registrant’s common stock on June 30, 2023 as reported on the New York Stock Exchange.
On February 12, 2024, the registrant had a total of 112,431,024 shares of common stock, $0.01 par value, outstanding (which includes 135,668 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

RISK FACTOR SUMMARY
An investment in our securities involves risk. You should carefully consider the risks summarized in Item 1A, “Risk Factors” included in this report. These risks include, but are not limited to, the following:

Risks Related to Our Business and Our Industry
•Our business depends in part on U.S. federal, state and local government policies and a decline in the level of government support could harm our business.
•If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted.
•We are subject to risks related to our sustainability and governance activities and disclosures.
•We operate in a competitive market, which may impact the terms of the investments we make.
Risks Related to Our Assets and Projects in Which We Invest
•Changes in interest rates could adversely affect the value of our assets and negatively affect our profitability.
•The lack of liquidity of our assets may adversely affect our business, including our ability to value our assets.
•The preparation of our financial statements, including provision for loan losses, involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be incorrect.
•We rely on our project sponsors for financial reporting related to our project companies, and our financial statements may be materially affected if the financial reporting related to our project companies proves to be incorrect.
•Our investments are subject to delinquency, foreclosure and loss, any or all of which could result in losses to us.
•Our subordinated and mezzanine debt and equity investments, many of which are illiquid with no readily available market, involve a degree of risk.
•We either do not control or jointly control the projects in which we invest, which may result in the project owner making certain business decisions or taking risks with which we disagree.
•Many of our assets depend on revenues from third-party contractual arrangements, including PPAs, that expose the projects to various risks.
•Portions of the electricity our assets generate is sold on the open market at spot-market prices. A prolonged environment of prices for natural gas, or other conventional fuel sources, below the levels at which we assumed when underwriting these investments, may have a material adverse effect on our long-term business prospects, financial condition and results of operations.
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
Risks Related to Our Company
•Our management and employees depend on information systems and system failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
•Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.
Risks Relating to Regulation
•We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.

•Loss of our 1940 Act exemptions may adversely affect us, the market price of shares of our common stock and our ability to distribute dividends.
Risks Related to our Borrowings and Hedging
•An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.
•While we have an established Board-approved leverage limit, our Board may change our financial leverage guidelines without stockholder consent.
Risks Related to Our Organization and Structure
•Our qualification as a REIT for this and prior taxable years depends on interpretation of highly technical and complex legal provisions, and our failure to qualify as a REIT for prior taxable years would subject us to U.S. federal income tax and potentially state and local tax.
•Our ability to utilize our NOLs and other carryforwards may be limited.

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
Item 1.    Business
GENERAL
HASI is a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $12 billion in managed assets, our vision is that every investment improves our climate future. We invest in a variety of asset classes across our three primary climate solutions markets:

Behind the Meter	Grid-Connected	Fuels, Transport, and Nature
•Residential Solar & Storage	•Utility-scale Solar	•Renewable Natural Gas
•Community Solar and Commercial & Industrial Solar	•Onshore wind	•Fleet Decarbonization
•Energy Efficiency	•Battery Energy Storage Systems	•Ecological Restoration
We are internally managed by a management team that has extensive relevant industry knowledge and experience, and a team of over 130 climate finance professionals. We have long-standing relationships with some of the leading clean energy project developers, owners and operators, utilities, and energy service companies (“ESCOs”), that provide recurring, programmatic investment and fee-generating opportunities. We measure and report the efficiency with which all HASI investments avoid carbon emissions using CarbonCount®, producing a quantitative impact score of the avoided CO2 equivalent . Our programmatic client partnership, flexible capital and aligned goals enable repeat business and operational efficiencies. Through our specialized platform, we offer stockholders access to attractive risk adjusted returns from direct asset investing in diverse energy transition end markets.

Our investments take many forms, including equity, joint ventures, real estate, commercial and government receivables or securities, and other financing transactions. While we participate in diverse end markets, we generally intend for all our investments to share common attributes such as being climate-positive investments with top-tier clients in real assets using proven commercial technologies, and which benefit from contracted cash flows and high quality, incented offtakers.

We completed approximately $2.3 billion of transactions during 2023, compared to approximately $1.8 billion during 2022. As of December 31, 2023, we held approximately $6.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees. As of December 31, 2023, we managed approximately $6.1 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2023, we manage approximately $12.3 billion of assets, which we refer to as our “Managed Assets.”

We have a dual revenue strategy, through which generate both net investment income from our portfolio, and Gain-on-Sale and ongoing fees via off-balance sheet securitization transactions, advisory services, and asset management.

We fund our investments in climate solutions using a broad range of financing sources including corporate unsecured bonds, convertible bonds, non-recourse or recourse debt from banks and financial institutions, equity, syndications and off-balance sheet securitization structures. We manage our short-term liquidity needs through short-term commercial paper issuances and revolving credit facilities. We generally provide the associated CarbonCount metrics for our debt issuances. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles. A further description of our financing activities can be found herein.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, which incentivizes the construction of and investment in climate solutions will result in additional investment opportunities in the markets in which we invest over the next several years, and therefore may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of December 31, 2023, our pipeline consisted of more than $5.0 billion in new equity, debt and real estate opportunities. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
We are committed to leadership in transparent disclosure on sustainability, impact, and governance matters. Beginning in 2013, we became one of the first capital providers to evaluate the climate impact of our Portfolio by utilizing CarbonCount. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board led initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”) and provide the recommended disclosures in our Form 10-K. We are a member of the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets, and report our financed and avoided emissions under that framework. For further information on our disclosures, see the discussion in the sections titled “Investment Strategy” and “Sustainability, Impact and Corporate Governance” herein. We are committed to providing transparent disclosures on our human capital management, which can be found herein in the section titled “Human Capital Strategy.” Through the HASI Foundation, we provide monetary and non-monetary support to programs that align with our philanthropic priorities of ensuring equal access to climate solutions, empowering and creating opportunity for marginalized individuals and communities, and creating a positive local impact in the communities where our business operates.
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 through our taxable year ended December 31, 2023. In December 2023, our board of directors approved our revocation of our REIT status effective January 1, 2024, and we will be taxed as a C Corporation beginning with tax year 2024. We operate our business in a manner that permits us to maintain our exemption from registration as an investment company under the 1940 Act.
INVESTMENT STRATEGY
With scientific consensus that global-warming trends are linked to human activities and result in various extreme weather events, we believe our firm is well-positioned to generate attractive risk-adjusted returns by investing in, and managing a portfolio of, real assets that mitigate greenhouse gas emissions. Further, with increasing weather-related disasters, we see similar investment opportunities in infrastructure assets that increase the resiliency to these weather events and other adverse impacts of climate change.
Our vision is that every investment improves our climate future and our purpose is to make climate positive investments that produce superior risk-adjusted returns. Sustainability is at the core of our business model and influences every investment decision which is why we require all HASI investments to be neutral to negative on incremental carbon emissions or have some other tangible environmental benefit such as reducing water consumption or increasing resilience to extreme events.
Our climate-positive investment thesis is based on the following theories:
•more efficient technologies are more productive and thus should lead to higher economic returns;
•lower portfolio risk is inherent in a portfolio of smaller investments, generated by trends of increasing decentralization and digitalization of energy assets;
•investing in assets aligned with scientific consensus and broadly held societal values will reduce potential regulatory and social costs through more internalization of externalities; and
•assets that reduce or avoid carbon emissions represent an embedded option that may increase in value if regulatory authorities were to set a price on carbon emissions.
We believe combining this investment thesis with our multi-decade experience in investing in our markets through multiple interest rate and business cycles, intermittent governmental support for reducing carbon emissions and several cycles of business expansions in renewable and other sustainable infrastructure markets, allows us to earn attractive risk-adjusted returns on the assets in which we invest. We also believe there is a very large potential market opportunity as the legacy technologies for generating and using energy and the systems that produce carbon emissions are retired and replaced by low-to-

no carbon emission systems. Mitigation and resiliency investments continue to grow to address severe weather events and other climate change impacts.
Our investments in climate solutions are focused on three markets:
•Behind-the-Meter (“BTM”): distributed energy projects which reduce energy usage or cost through solar power generation, electric storage, or energy efficiency improvements such as heating, ventilation, and air conditioning systems (HVAC), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems;
•Grid-Connected (“GC”): renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, and wind, to generate power production where the off-taker or counterparty may be part of the wholesale electric power markets; and
•Fuels, Transport, and Nature (“FTN”): a range of real assets spanning high-emitting economic sectors other than the power grid such as transportation and fuels in the United States, including renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others.
Of our pipeline, 52% is related to BTM assets and 30% is related to GC assets, with the remainder related to FTN, an area of increased focus for us beginning in 2023. We prefer investments in which the assets use proven technology and have a long-term, creditworthy off-taker or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights. For GC assets, the off-takers or counterparties may be utility or electric users who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life.
We make our investments utilizing a variety of structures, including:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables or securities, and
•real estate.
Our equity investments in climate solutions projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements, or other real estate rights. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs. We also own, both directly and through equity investments, land that is leased under long-term agreements to renewable energy projects where our investment returns are typically senior to most project costs, debt, and equity.
We often make investments where we hold a preferred or mezzanine position in a project company where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 10% of our assets in any investment requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and our exemption from registration as an investment company under the 1940 Act.
As of December 31, 2023, our Portfolio consisted of over 520 investments, with approximately 48% of our Portfolio invested in BTM assets, approximately 37% invested in GC assets, and approximately 15% invested in FTN investments. The mix of our Portfolio is expected to vary over time, as we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor, and maturity.
As part of our investment process, we calculate the ratio of the estimated first year of metric tons of carbon emissions avoided by our investments divided by the capital invested to quantify the carbon impact of our investments. In this calculation, which we refer to as CarbonCount, we use emissions factor data, expressed on a CO2 equivalent basis, representing the locational marginal emissions associated with a project to determine an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We estimate that our investments originated in 2023 will avoid annual carbon emissions by over 760 thousand metric tons, equating to a CarbonCount of 0.33. In addition to carbon emissions avoidance, we also consider other environmental attributes, such as water use reduction, stormwater remediation benefits and stream restoration benefits.

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
FINANCING STRATEGY
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We may finance our investments through the use of cash on hand, debt which may be either recourse or non-recourse and either fixed-rate or floating-rate, or equity, and may also finance such transactions through the use of off-balance sheet securitizations or syndication structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. We may also consider the use of special purpose entities or funds in which outside investors participate to allow us to expand the investments that we make or to manage our Portfolio diversification.
The decision on how we finance our business is largely driven by our target capital structure, and by market conditions including the overall interest rate environment, prevailing credit spreads and the terms of available financing. During periods of market disruption, certain sources of financing may be less accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of financial leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may use, our Board has established a target limit of our leverage ratio, defined as the ratio of debt to equity, of at or below 2.5 to 1, and a target range for our percentage of fixed rate debt to total debt of between 75% and 100%, allowing for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.
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
HUMAN CAPITAL STRATEGY
An emphasis on a durable social fabric, including engaged, collaborative, and fairly compensated staff, is an important factor in our financial success. Our culture is focused on hiring and retaining highly talented employees with diverse perspectives and empowering them to create value for our stockholders, and our success is dependent on employee understanding of and investment in their role in that value creation. Our employees are responsible for upholding our vision, purpose, and values.
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
As of December 31, 2023, we employed 139 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics” for discussion of metrics related to our Human Capital Strategy.
SUSTAINABILITY, IMPACT AND CORPORATE GOVERNANCE
We own and invest in a diversified portfolio of climate solutions projects focused on reducing or mitigating the impacts of climate change. Under the direction of our chief executive officer and the Board, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our Board is responsible for our oversight of sustainability, impact, and governance matters, including related policies and communications. Additionally, we have a committee of employees from across our organization that is focused on implementing sustainability and impact strategies and policies and reports directly to our chief executive officer. Annually we publish a report that illustrates our progress on these matters.
Environmental Responsibility. Our business and business strategy are focused on addressing climate change, in part through the reduction of carbon emissions that have been scientifically linked to climate change. As described under “Investment Strategy”, we quantify the carbon impact of each of our investments. In addition, we operate our business in a manner intended to reduce our own environmental impact, including by purchasing carbon offsets to mitigate the impact of our office operations, encouraging recycling and composting, and offering clean transportation employee incentives for electric and hybrid vehicles. We have also adopted policies focused on minimizing the environmental impact of our operations.

Through our membership in the Net Zero Asset Managers Initiative, we are pleased to participate in the Glasgow Financial Alliance for Net Zero, which brings the financial sector together to accelerate a shared commitment to decarbonizing the global economy. In 2021, we established targets for our transition to net-zero carbon emissions by 2050 using the foundational framework developed by the Science Based Targets Initiative. We have since validated a net-zero target with the Net Zero Asset Managers Alliance, which commits us to achieving net zero carbon intensity for our financed emissions by 2050.
We are a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption. We participate in a number of initiatives and coalitions that share our commitment to climate action, corporate sustainability, climate-risk disclosure and reporting, and the expansion of clean energy including the United Nations-supported Principles for Responsible Investment, the United Nations Global Compact campaign entitled Business Ambition for 1.5°, and the reporting framework established by an international consortium of business and environmental NGOs referred to as the Climate Disclosure Standards Board.
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
We believe in every person’s inherent worth and dignity and that we should all have access to clean water, clean air, healthy food, resilient and reliable shelter and energy, and good paying jobs. We believe these disparities must be addressed while society works to accelerate the transition to a net-zero economy, both here in the United States and across the globe.
We are determined to incorporate these ideals and actions across our entire business, including in our process for underwriting investments, our engagement with business partners, our human capital strategy, philanthropy, and policy advocacy efforts. We established the HASI Foundation to provide cash and in-kind support to programs which provide climate solutions investments and career opportunities for those from historically underrepresented communities, as well as organizations across our local region that seek to strengthen the social fabric and promote economic and climate resiliency.
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
•our Board has determined that nine of our eleven directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;
•we have a lead independent director of the Board that convenes and chairs executive sessions of the independent directors to discuss certain matters without management or the chairman present;
•we have separated the executive chairman and chief executive officer roles as discussed in Item 9B of this Form 10-K;
•three of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);
•four of our directors (including our lead independent director) are women and two of our directors are people of underrepresented ethnicity constituting 36% and 18% respectively, of our Board in furtherance of our board diversity policy;
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
•stockholders have the ability to amend the Company’s bylaws by the affirmative vote of the holders of a majority of the outstanding shares of our common stock pursuant to a binding proposal submitted by a stockholder; and
•we have exempted from the business combinations statute in the MGCL transactions that are approved by our Board (including a majority of our directors who are not affiliates or associates of the acquiring person).
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
We believe in transparent reporting relating to sustainability and impact matters because we believe such reporting improves the understanding of our financial results. As discussed in the “Investment Strategy” section above, we quantify the environmental impact of every transaction we execute through the application of CarbonCount. Our 2023 CarbonCount and avoided emissions for investments originated in 2023 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Environmental Metrics”.
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
We compete primarily on the basis of service, price, structure and flexibility as well as the breadth and depth of our expertise. We may at times compete and at other times partner or work as a participant with alternative financing sources. The opportunities in alternative investment and increasing investor acceptance of the climate solutions market has increased the level of competition we experience. We may also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging us as an outside capital provider. In addition, we may also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with climate solutions projects in which we have invested. We believe that a significant part of our competitive advantage is our management team’s experience and industry expertise.
For additional information concerning these competitive risks, see “Item 1A. Risk Factors—We operate in a competitive market, which may impact the terms of the investments we make.”
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND OTHER LEADERSHIP TEAM PERSONNEL
Our executive officers and other leadership team personnel and their biographies are provided below.
Jeffrey A. Lipson, 56, has served as president and our chief executive officer since 2023. Prior to becoming chief executive officer, Mr. Lipson served as an executive vice president and our chief operating officer since 2021 and as our chief financial officer since 2019. Previously, Mr. Lipson was president and chief executive officer and director of Congressional Bancshares and its subsidiary Congressional Bank (now Forbright Bank). Mr. Lipson has also been a senior vice president and the treasurer of CapitalSource Inc. and its subsidiary CapitalSource Bank and a senior vice president, Corporate Treasury, at Bank of America and its predecessor FleetBoston Financial. Mr. Lipson received a Bachelor of Science degree in Economics from Pennsylvania State University in 1989 and a Master of Business Administration in Finance from New York University’s Leonard N. Stern School of Business in 1993.
Marc T. Pangburn, 38, has served as an executive vice president and our chief financial officer since 2023, and prior to that served as a co-chief investment officer from 2021 to 2023. Mr. Pangburn joined the Company in 2013 and previously served as a managing director until 2021. Prior to joining the Company, Mr. Pangburn worked at MP2 Capital, a solar development and financing company, where he was responsible for structuring the firm’s transactions, and worked in the private capital group at New York Life Investments, focusing on utilities, energy and infrastructure debt and equity investments. Mr. Pangburn is a member of the President’s Council at Ceres, a non-profit sustainability advocacy organization. Mr. Pangburn received his Bachelor of Arts degree in economics from Drew University.
Susan D. Nickey, 63, has served as an executive vice president and our chief client officer since 2021. Ms. Nickey previously served as a managing director from 2014 to 2021. Ms. Nickey is responsible for leading business development and managing client relationships. Ms. Nickey currently serves as chair on the board of directors of the American Clean Power Association. Previously, she founded and served as CEO of Threshold Power. Ms. Nickey received a Bachelor of Business Administration from the University of Notre Dame and a Master of Science in Foreign Service from Georgetown University.
Nathaniel J. Rose, CFA, 46, has served as executive vice president since 2015 and as a chief investment officer beginning in 2017 and also from 2013 to 2015. Previously, Mr. Rose served as our chief operating officer from 2015 to 2017 and has been with the Company and its predecessor since 2000. Mr. Rose has been involved with a vast majority of our transactions since 2000. Mr. Rose received a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000 and a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009. Mr. Rose is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.
Richard R. Santoroski, 59, has served as executive vice president and a head of portfolio management since October 2021, previously serving as chief analytics officer since January 2021 after joining the Company in 2020 as a managing director. Mr. Santoroski is responsible for integrating analytics across portfolio, investment, and risk-related decisions. Previously, Mr. Santorski served as co-founder and managing partner of Wye Holdings from 2017 to 2020. From 2012 to 2016, he served as co-founder and managing director of American Capital Energy and Infrastructure (ACEI), an emerging markets investor in power generation projects across Africa, Asia, Latin America, and the Middle East. Prior to ACEI, Mr. Santoroski served as executive vice president, chief risk officer, and head of corporate mergers, acquisitions & development of The AES Corporation. Prior to joining AES, he worked for several years at New York State Electric and Gas as an engineer and energy trader. Mr. Santoroski received a Bachelor of Science degree in electrical engineering from Pennsylvania State University as well as a Master of Science degree in electrical engineering and a Master of Business Administration degree from Syracuse University.
Steven L. Chuslo, 66, has served as an executive vice president and our general counsel and secretary since 2013 and our chief legal officer since 2021. Previously, Mr. Chuslo has served with the predecessor of the Company as general counsel and secretary since 2008. Mr. Chuslo is responsible for governance support to the Board and management and oversees the Company’s legal resources in its investment and portfolio management activities. Mr. Chuslo has more than 30 years of experience in the fields of securities, commercial and project finance, energy project development, and U.S. federal regulation. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst and a Juris Doctorate from the Georgetown University Law Center.
Katherine McGregor Dent, 51, has served as our senior vice president and chief human resources officer since April 2020, focusing on culture, strategy, and organizational development. Previously, Ms. Dent served as vice president, deputy general counsel, and assistant secretary from 2003 to 2020, where she played a key role in structuring, developing, negotiating, and closing billions of dollars of transactions for the Company. Ms. Dent received a Bachelor of Arts in English from Niagara University and a Juris Doctor from the University at Buffalo School of Law. Ms. Dent serves on the board of directors for the YWCA of Annapolis and Anne Arundel County.
Daniel K. McMahon, CFA, 52, has served us as an executive vice president since 2015 and is the head of our syndication group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received a Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Charles W. Melko, CPA, 43, has served as a senior vice president and our chief accounting officer since 2017 and as our treasurer since January 2021. He joined the Company in 2016 as a senior vice president and controller and has since been responsible for leading the Company’s accounting and financial reporting function. In his treasurer role, he is involved in the Company’s cash management and related capital markets activities. Previously, Mr. Melko served in a number of roles at PricewaterhouseCoopers LLP, including as a senior manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in Accountancy, a Master of Business Administration degree and a Master of Science degree in Accountancy from Wheeling Jesuit University. Mr. Melko holds a CPA license in West Virginia and Maryland and is also a Certified Treasury Professional (CTP).
Amanuel Haile-Mariam, 44, has served as a managing director since joining the Company in 2021 and is responsible for the Company’s structured investments in Grid-Connected renewable energy markets. Prior to joining the Company, Mr. Haile-Mariam worked at GE Energy Financial Services for 15 years, most recently as Managing Director - Head of Capital Advisory and Portolio, Americas leading the execution, asset management, capital raise and divestment of energy infrastructure projects. Prior to joining GE Energy Financial Services, Mr. Haile-Mariam worked at GE Corporate Audit Staff, conducting financial audits, leading simplification and operational excellence projects. Mr. Haile-Mariam received his Bachelor of Science degree in accounting and Master of Business Administration in finance from the University of Connecticut.
Annmarie Reynolds, 54, has served as a managing director since joining the Company in 2022 and is responsible for building and growing the Company’s investment in markets beyond current asset classes. Prior to joining the Company, Ms. Reynolds worked at The AES Corporation for 22 years serving in several senior roles including chief customer officer from 2019 to 2022, chief commercial officer – US and Eurasia from 2018 to 2019, and prior to that as chief risk officer and managing director climate solutions. Prior to joining The AES Corporation, Ms. Reynolds worked several years at New York State Electric and Gas as an energy trader and engineer. Ms. Reynolds received her Bachelor of Science degree in Mechanical Engineering from Rutgers University, The State University of New Jersey.
Daniela Shapiro, 49, joined the Company as managing director in 2022 and is responsible for growing the Company’s investments in Behind-the-Meter opportunities and expanding solutions for broader onsite and as-a-service offerings. Ms. Shapiro has over 20 years of energy industry experience. Prior to joining the Company, Ms. Shapiro was the chief financial officer for Guzman Energy and held various other executive positions, including at SoCore/ ENGIE. Prior to this, Ms. Shapiro worked in the banking industry for 10 years, where she was responsible for deploying capital in energy and infrastructure assets, including tax equity investments in renewable energy projects. Ms. Shapiro received her Bachelor of Science degree in Electrical Engineering from UNIFEI in Brazil, and her Master of Business Administration degree from Northwestern University’s Kellogg School of Management.
Viral Amin, 52, joined the Company as a senior vice president in 2023, and leads the on-balance sheet portfolio management group. Prior to joining the Company, Mr. Amin served in a number of roles at DTE Energy, including its vice president of business development, strategy, and mergers and acquisitions of the unregulated portfolio company from 2018 to 2023. While at DTE, Mr. Amin held multiple commercial and strategic roles in the utility and non-utility businesses, and ultimately became responsible for the unregulated company’s investment activities overseeing its growth through sourcing, diligence, and execution of new projects in renewable and industrial energy. Prior to joining DTE, Mr. Amin worked for several years at Ford Motor Co. and Visteon Corporation as an engineer. Mr. Amin holds a Bachelor of Science degree and a Master of Science degree in electrical engineering from the University of Michigan, as well as a Master of Business Administration degree from the University of Michigan’s Ross School of Business.
AVAILABLE INFORMATION
We maintain a website at www.hasi.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee, Compensation Committee, Nominating, Governance and Corporate Responsibility Committee and Finance and Risk Committee of our Board. Company Documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, One Park Place, Suite 200, Annapolis, Maryland 21401, (410) 571-9860.

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
U.S. federal policies and incentives include, for example, tax credits, tax deductions, bonus depreciation, federal grants and loan guarantees and energy market regulations. State and local governments policies and incentives include, for example, renewable portfolio standards (“RPS”), feed-in tariffs, other tariffs, tax incentives and other cash and non-cash payments.
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
If the cost of energy generated by traditional sources of energy continues to stay low or further declines from present levels, demand for the projects in which we invest may decline.
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
We are subject to risks related to our sustainability and governance activities and disclosures.
Our sustainability and governance strategy and practices and the level of transparency with which we are approaching them are foundational to our business and expose us to several risks, including:
•that we may fail or be unable to fully achieve one or more of our sustainability and governance goals due to a range of factors within or beyond our control, or that we may adjust or modify our goals in light of new information, adjusted projections, or a change in business strategy, which could negatively impact our reputation and our business;
•that a failure to or perception of a failure to disclose metrics and set goals that are rigorous enough or in an acceptable format, a failure to appropriately manage selection of goals, a failure to or perception of a failure to make appropriate disclosures, stockholder perception of a failure to prioritize the “correct” sustainability and governance goals, or an unfavorable sustainability and governance-related rating by a third party, that could negatively impact our reputation and our business;

•that certain data we utilize in our CarbonCount or similar metric calculations is prepared by third parties or receives limited assurance from and/or verification by third parties and may undergo a less rigorous review process than assurance sought in connection with more traditional audits and such review process may not identify errors and may not protect us from potential liability under the securities laws, and, if errors are identified our reputation and our business could be negatively impacted and if we were to seek more extensive assurance or attestation with respect to such sustainability and governance metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation;
•that the governance, social, or sustainability standards, norms, or metrics, which are constantly evolving, change in a manner that impacts us negatively or requires us to change the content or manner of our disclosures, and our stockholders or third parties view such changes negatively, we are unable to adequately explain such changes, or we are required to expend significant resources to update our disclosures, any of which could negatively impact our reputation and our business; and
•that our business could be negatively impacted if any of our disclosures, including our CarbonCount or similar metrics, reporting to third-party standards, or reporting against our goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.
We operate in a competitive market, which may impact the terms of our investments.
We compete against a number of parties who may provide alternatives to our investments including, among others, a wide variety of financial institutions, government entities and energy industry participants. Increasing investor acceptance of the climate solutions market increased the level of competition we experience, and we expect supportive government policies and initiatives to further increase competition in the markets in which we invest. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. In addition, we also face competition based on technological developments that reduce demand for electricity, increase power supplies through existing infrastructure or that otherwise compete with our climate solutions projects. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow those competitors to consider a wider variety of investments and establish more relationships than we can. Further, many of our competitors are not subject to the operating constraints associated with maintenance of an exemption from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. The increase in the number or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.
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
The majority of our investments are not rated by any rating agency and we expect that most of the assets we originate and acquire in the future will not be rated by any rating agency. Although we focus on climate solutions project companies with high credit quality obligors, we believe that a number of the projects or obligors in which we invest, if rated, would be rated below investment grade, due to speculative characteristics of the project or the obligor’s capacity to pay interest and repay principal or pay dividends. Some of our assets may result in an amount of risk, volatility or potential loss of principal that is greater than that of alternative asset opportunities.
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
Our subordinated and mezzanine debt and equity investments, many of which are illiquid with no readily available market, involve a degree of risk.
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
We either jointly control or do not control the projects in which we invest, which may result in the project owner making certain business decisions or taking risks with which we disagree.
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
Some of our projects enter into PPAs when they contract to sell all or a fixed proportion of the electricity generated by the project, sometimes bundled with renewable energy credits and capacity or other environmental attributes, to a power purchaser, often a utility, or increasingly, a corporation. PPAs are used to stabilize our revenues from that project. We are exposed to the risk that the power purchaser, who we consider an obligor, will fail to perform under a PPA or the PPA will be terminated or expire, which will lead to that project needing to sell its electricity at the then market price, which could be substantially lower than the price provided in the applicable PPA. In many instances, the project also commits to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in its termination. In the event that any of these events were to occur, our business, financial condition, and results of operations could suffer as a result.
Portions of the electricity and environmental attributes our assets generate are sold on the open market at spot-market prices. A prolonged environment of low prices for natural gas, or other conventional fuel sources, below the levels at which we assumed when underwriting these investment could have a material adverse effect on our long-term business prospects, financial condition and results of operations.
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
The ongoing operation of the projects in which we invest involves risks that include construction delays, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, the impact of inflation, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane, ice, wind, and temperature extremes, other hazards, such as fire, explosion, structural collapse and machinery failure, acts of terrorism or related acts of war, hostile cyber intrusions, pandemics or other public health issue, or other catastrophic events are inherent risks in the construction and operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of projects, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling less electricity or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. Any extended interruption in a project’s construction or operation, a project’s inability to operate its assets efficiently, manage capital expenditures and costs or generate earnings and cash flow could have a material adverse effect on the repayment of and return on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience any equipment breakdowns, insurance claims or non-performance by contractors or vendors.

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
Risks Related to Our Company
Our management and employees depend on information systems and system failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
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
Our information technology architecture is partially outsourced. These systems and processes may be either internet based or through traditional outsourced functions and certain of these arrangements are new or emerging. When we contract with these service providers, we attempt to evaluate the quality of their systems and controls before we execute the arrangement and may rely on third party reviews and audits of these service providers and attempt to implement certain processes to ensure the quality of the data received from these service providers. Because of the nature and maturity of the technology such efforts may be unsuccessful or incomplete and the unavailability of these systems or the inaccurate data provided from these service providers could negatively impact our financial results.
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
Loss of our 1940 Act exemptions may adversely affect us, the market price of shares of our common stock and our ability to distribute dividends.
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
There can be no assurance that the laws and regulations governing the 1940 Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release (No. IC-29778; File No. SW7-34-11, Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments) pursuant to which it is reviewing the scope of the exemption from registration under Section 3(c)(5)(C) of the 1940 Act. While the SEC has yet to provide additional information on its position relating to these exemptions and timing of any future changes to the exemptions remain unknown, any additional guidance from the SEC or its staff from this process or in other circumstances could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we or our subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company, (2) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect our business, our ability to make distributions, our financing strategy and the market price for shares of our common stock.
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
Rapid changes in the values of our assets may make it more difficult for us to maintain our exemption from the 1940 Act.

If the market value or income potential of our assets changes as a result of changes in interest rates, general market conditions, government actions or other factors, we may need to adjust the portfolio mix of our real estate assets and income or liquidate our non-qualifying assets to maintain our exemption from the 1940 Act. If changes in asset values or income occur quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of the assets we may own. We may have to make decisions that we otherwise would not make absent 1940 Act considerations.
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
As some of our borrowings will have a remaining balance at maturity, we may be required to enter into new borrowings at higher rates or to sell certain of our assets to repay the loan. Our credit facilities have rates that adjust on a frequent basis based on prevailing short-term interest rates. Increases in interest rates, or a flattening or inversion of the yield curve, reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter-term rates. This change in interest rates may adversely affect our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to obtain continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.
While we have an established Board-approved leverage limit, our Board may change our leverage limits without stockholder approval.
We are not restricted by any regulatory requirements to maintain our leverage ratio at or below any particular level. The amount of leverage we may deploy for particular assets will depend upon the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets and the credit quality of our financing counterparties. We have established leverage limits which are discussed in Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources. However, our charter and bylaws do not limit the amount or type of indebtedness we can incur, and our Board has changed, and has the discretion to deviate from or change at any time in the future, our leverage policy, which could result in our business having a different risk profile. We utilize non-recourse facilities on certain types of assets that have significantly higher leverage. On these facilities, the lenders’ primary recourse is to the pledged assets. If the value of the pledged assets is below the value of the debt or if we default on a facility, the lender would be able to foreclose on all the pledged assets, which would result in losses and reduce our assets and the cash available for distributions to stockholders. We may apply too much leverage to our assets or may employ an inefficient financing strategy to our assets.
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

We have borrowings which bear interest at a variable rate that is based on Secured Overnight Financing Rate (“SOFR”) term rates (“Term SOFR”), which may have consequences for us that cannot be reasonably predicted and may adversely affect our liquidity, financial condition, and results of operations.

We have borrowings which bear interest at a rate per annum that is based upon Term SOFR. The use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the CarbonCount-Based Revolving Credit Facility (the “unsecured revolving credit facility”) determines that SOFR based rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR loans, outstanding SOFR loans will be converted into ABR Loans (as defined in the unsecured revolving credit facility). The possible volatility of SOFR and the potential conversion to ABR Loans could result in higher borrowing costs for us, which would adversely affect our liquidity, financial condition, and results of operations.
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
Even though most swaps are cleared through a central counterparty clearinghouse, certain transactions could be executed bilaterally with a counterparty. While we have the ability to require counterparties to post, to the extent we have not obtained sufficient collateral, we would remain exposed to our counterparty’s ability to perform on its obligations under each hedge and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of the hedge, we would not receive payments due under that hedge, we may lose any unrealized gain associated with the hedge and the hedged liability would cease to be hedged. While we would seek to terminate the relevant hedge transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or to replace the relevant hedge on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the hedge if the counterparty becomes insolvent or files for bankruptcy.
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
•failure to maintain our exemption from registration as an investment company under the 1940 Act;
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
We cannot assure you of our ability to make distributions in the future. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, issue additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities.
As a REIT, we were generally required, among other things, to distribute annually at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to have qualified as, and to have maintained our qualification as a REIT. Effective January 1, 2024, we revoked our REIT election and starting in 2024 we will be taxed as a C corporation, and as a result, in 2024, we are no longer subject to this requirement. However, our current policy is to pay quarterly distributions. In the event that our Board authorizes distributions in excess of the income or cash flow generated from our assets, we may make such distributions from the proceeds of future offerings of equity or debt securities or other forms of debt financing or the sale of assets.
Our ability to make distributions may be adversely affected by a number of factors. Therefore, although we anticipate making quarterly distributions to our stockholders, our Board has the sole discretion to determine the timing, form and amount of any distributions to our stockholders. If our portfolio of assets fails to generate sufficient income and cash flow, we could be required to sell assets, borrow funds, raise additional equity or make a portion of our distributions in the form of a taxable stock distribution or distribution of debt securities. To the extent that we are required to sell assets in adverse market conditions or borrow funds at unfavorable rates, our results of operations could be materially and adversely affected. If we raise additional equity, our stock price could be materially and adversely affected. Our Board will make determinations regarding distributions based upon various factors, including our earnings, our financial condition, our liquidity, our debt covenants, applicable provisions of the MGCL and other factors as our Board may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to make distributions to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio;
•the cash flow we receive from our assets, including those subject to non-recourse debt; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us. In addition, a failure to achieve the anticipated benefits of the transition from a REIT to a taxable C corporation at all, or in a timely manner, could adversely affect our ability to make distributions to our stockholders as well as our business, financial condition, results of operations, and the market price of our common stock.
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
Failure to qualify as a REIT for this and prior taxable years would subject us to U.S. federal income tax and potentially state and local tax.
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013, but recently terminated our election, effective January 1, 2024. Prior to terminating our REIT election, our qualification as a REIT depended upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, regarding qualification as a REIT is not binding on the Internal Revenue Service (the “IRS”). Satisfying the asset tests depended on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Furthermore, during the period that we elected to be taxed as a REIT, we invested in certain assets that we believed were qualifying assets for purposes of the REIT assets tests, such as mezzanine loans meeting certain requirements and commercial property assessed clean energy assets, and no assurance can be provided that the IRS would agree with such characterizations. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to have satisfied all requirements for qualification as a REIT for prior taxable years. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT for prior taxable years.
We received a private letter ruling from the Internal Revenue Service (“IRS”), which we refer to as the Ruling, relating to our ability to treat certain of our assets as qualifying REIT assets. We were entitled to rely on this Ruling for those assets which fit within the scope of the Ruling only to the extent that we had the legal and contractual rights described in the Ruling, and we operated in accordance with the relevant facts described in the Ruling request we submitted, such facts were accurately presented and only to the extent that the Ruling was not inconsistent with the Real Property Regulations (as discussed in more detail below). As a result, no assurance can be given that we were able to rely on the Ruling during the period that we elected to be taxed as a REIT.
In August of 2016, the Treasury Department and the IRS published regulations which we refer to as the Real Property Regulations relating to the definition of “real property” for purposes of the REIT income and asset tests with respect to our taxable years that we elected to be taxed as a REIT beginning after December 31, 2016. Among other things, the Real Property Regulations provide that an obligation secured by a structural component of a building or other inherently permanent structure qualifies as a real estate asset for REIT qualification purposes only if such obligation is also secured by a real property interest in the inherently permanent structure served by such structural component. This aspect of the Real Property Regulations has important implications for our qualification as a REIT during the periods that we elected to so qualify, because a significant portion of our REIT qualifying assets consisted of receivables that were secured by liens on installed structural improvements designed to improve the energy efficiency of buildings and a significant portion of our REIT qualifying gross income was interest income earned with respect to such receivables.
The structural improvements securing the receivables held by us during the period we elected to be taxed as a REIT generally qualified as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing the receivables held by us during the period we elected to be taxed as a REIT were integrated into and served the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inured to us as a result of our receivables were sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficiency and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building during the period we elected to be taxed as a REIT did not need to be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. During the period we elected to be taxed as a REIT,we applied the analysis described above in a number of states that have adopted Section 9-604(b) of the UCC. In addition, in states where Section 9-604(b) of the UCC has not been adopted, we applied the analysis described above based on the application of the local real property laws of that state to the extent that we received advice from counsel in those jurisdictions that local real property law provided us with appropriate rights to the buildings in which the structural improvements securing our receivables were installed. Furthermore, we applied the analysis described above to certain receivables secured by liens on structural improvements installed in buildings located in certain U.S. installations outside of the United States, based on our view that such installations were subject to U.S. sovereignty and as a result the UCC applied in such installations. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases that support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore has remained uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that the receivables that we held during the periods that we elected to be taxed as a REIT met the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.
The preamble to the Real Property Regulations provides that, to the extent a private letter ruling issued prior to the issuance of the Real Property Regulations is inconsistent with the Real Property Regulations, the private letter ruling is revoked prospectively from the applicability date of the Real Property Regulations. We do not believe that the Ruling is inconsistent with the Real Property Regulations because we believe the analysis in the Ruling was based on similar principles as the relevant portions of the Real Property Regulations, and accordingly we do not believe that the Real Property Regulations impacted our ability to rely on the Ruling. However, no assurance can be given that the IRS would not successfully assert that we were not permitted to rely on the Ruling during periods that we elected to be taxed as a REIT because the Ruling had been revoked by the Real Property Regulations.
If the IRS were to assert that a significant portion of the receivables that we held during periods that we elected to be taxed as a REIT did not qualify as real estate assets and did not generate income treated as interest income from mortgages on real property, we would fail to satisfy both the gross income requirements and asset requirements applicable to REITs during the relevant periods.
During the period that we elected to be taxed as a REIT, no more than 20% of the value of our total assets were permitted to consist of stock and securities of one or more taxable REIT subsidiaries, or TRSs. In order to satisfy the TRS limitation, we made loans to our TRSs that met the requirements to be treated as qualifying investments of new capital, which are generally treated as real estate assets under the Internal Revenue Code of 1986, as amended, or “the Code”. Because such loans were treated as real estate assets for purposes of the REIT requirements, we did not treat these loans as TRS securities for purposes of the TRS asset limitation. However, no assurance can be provided that the IRS may not successfully assert that such loans should be treated as securities of our TRSs, which could adversely impact our qualification as a REIT during the periods that we elected to be taxed as a REIT. In addition, our TRSs had obtained financing in transactions in which we and our other subsidiaries had provided guaranties and similar credit support. Although we believe that these financings were properly treated as financings of our TRSs for U.S. federal income tax purposes, no assurance can be provided that the IRS would not assert that such financings should be treated as issued by other entities in our structure, which could impact our compliance with the TRS limitation and the other REIT requirements during the period that we elected to be taxed as a REIT.
If the IRS were to determine that we failed to qualify as a REIT for any prior taxable year ended on or before December 31, 2023, and we do not qualify for certain statutory relief provisions, we would be subject to U.S. federal income tax on our taxable income for such taxable year at the applicable corporate rate. If that were to happen, we would also be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT qualification. Losing our REIT qualification for any prior taxable year(s) could reduce our current and/or future net earnings available for investment or distribution to stockholders because of additional tax liability for any such year(s). If we were to lose our REIT qualification for any prior taxable year(s), we might be required to borrow funds or liquidate some investments in order to pay any applicable tax.
Our ability to utilize our NOLs and other carryforwards may be limited.
Under the Code, a corporation is generally allowed a deduction for net operating losses (“NOLs”) carried over from prior taxable years, subject to certain limitations. As of December 31, 2023, we had approximately $666 million of gross federal NOLs, of which $87 million begin to expire in 2034 and $579 million of which can be carried forward indefinitely, and $31 million of tax credits available to reduce future federal tax liabilities. Our NOL carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities. Additionally, certain of the NOL carryforwards may expire before we can generate sufficient taxable income to use them.
Our ability to use our NOLs and other carryforwards depends on the amount of taxable income generated in future periods. There can be no assurance that an additional valuation allowance on our net deferred tax assets will not be required should our financial performance be negatively impacted in the future. Such valuation allowance could be material. In addition, the use of NOLs and other carryforwards to offset taxable income is subject to various limitations, which could limit our ability to utilize these tax attributes to reduce our taxes even if we generate sufficient taxable income.
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In October 2023, our Board of Directors adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefits Preservation Plan is designed to reduce the likelihood that we experience an ownership change by deterring certain acquisitions of our common stock. There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Tax Benefits Preservation Plan may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our common stock or additional shares of our common stock, because any non-exempt third party that acquires 4.9% or more of the then-outstanding shares of our common stock would suffer substantial dilution of its ownership interest in HASI.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility, and reduce the market price of shares of our stock.

Changes to the tax laws may occur, and any such changes could have an adverse effect on an investment in shares of our stock or on the market value or the resale potential of our assets. Our stockholders are urged to consult with an independent tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our stock.

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Risk management and strategy
We have implemented and maintain various information security processes at each of our remote and office locations designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).
Our Chief Technology Officer (“CTO”), who also serves as our chief information security officer, and Deputy Chief Information Security Officer (“Deputy CISO”) help identify, assess and manage our cybersecurity threats and risks. Collaborating with their team, they are responsible for steering the company-wide cybersecurity strategy, policy, standards, architecture, and processes. They also identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods.
The Company’s information security program, led by our CTO and Deputy CISO, collaborates with various departments within the organization, such as information technology, legal, enterprise risk management, human resources, accounting, finance, and internal audit, as well as external third-party partners. This collaboration aims to identify, mitigate, and plan for potential cybersecurity threats comprehensively. Additionally, the Company consistently evaluates and enhances its processes, procedures, and management approaches in response to evolving cybersecurity landscapes.
Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These include incident management, change management, network segmentation, cyber protection and containment, detection and response, and recovery. We measure our programs against the National Institute of Standards and Technology Cyber Security Framework and regularly test our controls and incident response plans.
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program; (2) the information security function works with our leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our CTO evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Finance & Risk Committee of our board of directors (the “Finance and Risk Committee”), which evaluates our overall enterprise risk.
We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, as well as to perform a variety of other functions throughout our business. We have enlisted the services of a third-party managed detection and response firm to conduct continuous monitoring of our information systems, including intrusion detection and alerting. We also regularly engage with assessors, consultants, auditors, and other third parties to review our cybersecurity program to help identify areas for continued focus, improvement, and compliance.
For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under “Part 1. Item 1A. Risk Factors” in this Annual Report on Form 10-K, including “Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, a misappropriation of funds, and/or damage to our business relationships, all of which could negatively impact our financial results.”
Governance
Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The Finance & Risk Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CTO and Deputy CISO. The CTO and Deputy CISO have a combined four decades of information technology and cybersecurity leadership experience across public and private sectors.

Our CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CTO and Deputy CISO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CEO, CFO, Chief Legal Officer and other members of our leadership team. Our leadership team works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan and vulnerability management processes include reporting to our board of directors for certain cybersecurity incidents.
The Finance & Risk Committee receives periodic reports from CTO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Finance & Risk Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2.    Properties
Our principal executive offices are located at One Park Place, Suite 200, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2023, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 12, 2024, we had 159 registered holders of our common stock. The 159 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our Portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 to our audited financial statements in this Form 10-K for details of our dividends declared in 2023 and 2022.
Additionally, as we were subject to the REIT requirements to distribute at least 90% of our REIT taxable income for tax years 2023 and prior, there was a minimum amount of distributions that we were required to make. The taxable income of the REIT can vary from our GAAP earnings due to a number of different factors, including, the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRSs distributed to the REIT. We are no longer subject to these requirements for taxable years 2024 and onward. See Note 10 to our audited financial statements in this Form 10-K regarding the amount of our distributions that are taxed as ordinary income to our stockholders.
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return from December 31, 2018 to December 31, 2023 on shares of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and peer group indices, including the ALPS Clean Energy ETF, FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF. The graph assumes that $100 was invested at closing on December 31, 2018, in our shares of common stock, the S&P 500 Index, and the peer group indices and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below. In this Form 10-K we have added ALPS Clean Energy ETF, which beginning with the 2024 Form 10-K for the year ended December 31, 2024 will replace the FTSE NAREIT All Equity REIT Index and Global X Renewable Energy Producers ETF as indices in this graph. As a growing, US-based, well-diversified, mid-cap investor in climate-positive real assets, we believe this index is well positioned to serve as a peer group index. ALPS Clean Energy ETF is comprised of companies who generally own or operate assets similar to our investments in renewable energy projects as well other companies positively exposed to the energy transition.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, ALPS Clean Energy ETF, FTSE NAREIT All Equity REIT Index, and Global X Renewable Energy Producers ETF)
$400
$360
$320
$280
$240
$200
$160
$120
$80
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
HASI
S&P 500
ALPS Clean Energy ETF
FTSE NAREIT All Equity REIT Index
Global X Renewable Energy Producers ETF

Company or Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Hannon Armstrong Sustainable Infrastructure Capital, Inc.	$100.00	$177.08	$364.69	$313.37	$178.40	$181.57
S&P 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
Alps Clean Energy ETF	100.00	151.67	364.37	293.55	210.10	168.00
FTSE NAREIT All Equity REIT Index	100.00	128.65	122.12	172.52	129.53	144.14
Global X Renewable Energy Producers ETF	100.00	137.05	173.56	151.36	128.19	111.76

Sources: Bloomberg L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of our common stock during 2023.

Date	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
1/18/2023	6,468	$34.43	N/A	N/A
3/5/2023	35,104	31.18	N/A	N/A
5/15/2023	4,452	26.10	N/A	N/A
7/31/2023	351	26.11	N/A	N/A
8/15/2023	989	23.56	N/A	N/A
11/15/2023	973	23.22	N/A	N/A
(1)    During the year ended December 31, 2023, certain of our employees surrendered shares of our common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. No OP units were exchanged by non-controlling interest holders during the year ended December 31, 2023. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    [Reserved]
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to ‘Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations’ on our Form 10-K for the year ended December 31, 2022 for a discussion of our results for the year ended December 31, 2022 and a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021.
Overview
We are a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $12 billion in managed assets, our vision is that every investment improves our climate future. Our investments take many forms, including equity, joint ventures, land ownership, lending, and other financing transactions. In addition to net investment income from our portfolio, we also generate ongoing fees through gain-on-sale securitization transactions, asset management, and other services.
We are internally managed, and our management team has extensive relevant industry knowledge and experience. We have long-standing relationships with the leading energy service companies (“ESCOs”), manufacturers, project developers, utilities, owners and operators that provide recurring, programmatic investment and fee-generating opportunities.
We completed approximately $2.3 billion of transactions during 2023, compared to approximately $1.8 billion during 2022. As of December 31, 2023, we held approximately $6.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of December 31, 2023, we managed approximately $6 billion in these trusts or vehicles that are not consolidated on our balance sheet. When we combine these assets with our Portfolio, as of December 31, 2023, we manage approximately $12 billion of assets, which we refer to as our “Managed Assets”.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
As a result of increasing global awareness of and aversion to climate change impacts, we believe the climate solutions markets in which we invest, and investment in climate solutions more broadly, will continue to grow as the impact of climate change increases. In January 2024, National Oceanic and Atmospheric Administration (“NOAA”) reported that globally, 2023 was the warmest year on record, with the ten warmest years since 1850 having occurred in the last decade.
In light of this trend, we expect the federal government to continue to build upon its recent efforts to support the industry for climate solutions. On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law, representing an unprecedented level of government support for the climate solutions industry as a whole. The IRA includes federal funding for tax credits, consumer rebates, and other incentives that put the United States on a path to achieve the U.S.’s goal of reducing emissions 50 percent below 2005 levels by the end of the decade. Specifically, production tax credits (“PTCs”) and investment tax credits (“ITCs”) for certain wind and solar investments have been extended for at least ten years, which we believe will provide developers, operators, and investors significant runway for capital deployment. Importantly, these new tax credits transition to technology-neutral credits for projects that generate electricity with zero greenhouse gas emissions placed into service after 2024 and phase down upon the later of 2032 or when annual greenhouse gas emissions in the U.S. electric sector fall 75 percent from 2022 levels. The PTCs and ITCs under the IRA are transferable, and also include energy community and low-income community adders incentivizing the installation of projects in markets traditionally underserved by the renewables industry. Further, the IRA provides incentives for domestic content production, energy storage, clean fuel production, clean transportation, and other climate solutions markets that support the expansion of our total addressable market.
The IRA builds on the climate and clean energy investments provided in the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021. The IIJA provides billions of dollars for a variety of traditional infrastructure projects, as well as funding to invest in new emissions reduction technologies, build out a domestic network of electric vehicle chargers, and strengthen the battery supply chain. Critically, the IIJA includes approximately $65 billion for energy and electric grid development, which will prove critical to integrating the next generation of renewable energy projects. While this legislation can be expected to have lasting impacts on the markets in which we invest, effects are already being seen, with the American Clean Power Association reporting in it’s August 2023 publication Clean Energy Investing in America that $270 billion in capital investments were announced in the roughly one-year period following the signing into law of the IRA.

Each of these actions by the federal government represent unprecedented support for the climate solutions markets that we serve. While we are not dependent on the support of the federal government to achieve our financial results, we welcome these actions to further combat the impact of climate change. States are also responding, with 29 states plus the District of Columbia having renewable portfolio standards, with 17 of those states having targets that eventually require 100% of energy to be obtained from clean or renewable sources.
These positive industry trends coupled with the increasing environmental and economic imperative to reduce carbon emissions are expected to further broaden our investment opportunities. Investments in energy efficiency as a service allow organizations to avoid the upfront costs of efficiency investments by paying for efficiency-enabled cost savings as operating rather than capital expenses. In its Annual Energy Outlook 2023, the U.S. Energy Information Administration (“EIA”) estimates that decreasing energy intensity resulting from energy efficiency improvements will continue until at least 2050 with declines in each end-use sector.
Interest rates were volatile in 2023, and are expected to continue to be volatile into 2024. The Federal Reserve Board of Governors increased the federal funds rate (the rate at which banks lend to one another) 11 times in 2022 and 2023 for an overall increase of 5.25% to reduce inflation to stated targets. These actions, in additional to general market conditions, increased the cost of financing available to the markets that we serve in those periods. However, the Treasury yield curve as of December 31, 2023 suggests interest rates are likely to be lower in the future. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business. To date, inflationary pressures have not had a material impact on our business.
According to the EIA, the average annual Henry Hub natural gas price for 2023 was $2.57/MMBtu, a decrease of 62 percent over 2022. The EIA cites record natural gas production along with flat consumption and rising natural gas inventories as key contributors to the sharp decrease in price compared to 2022. The EIA’s outlook for 2024 and 2025 is for the average price of natural gas to remain below $3.00 MMBtu. While we typically invest in projects which sell power at prices which have been prenegotiated under power purchase agreements, lower natural gas prices, may negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot market prices, as wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the United States. For more detail on commodity price impacts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk”.
Notwithstanding any concerns that current market conditions have raised for our business, we believe significant opportunities exist for us to grow our business. As a long-term participant committed to providing capital for climate solutions, we plan to continue to fund projects that meet our underwriting standards and look for opportunities to expand our business.
Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size and mix of our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, and maintain our exemption from registration as an investment company under the 1940 Act and the impact of climate change.
Portfolio Size and Mix
The size and mix of our Portfolio will be a key driver of revenue. Generally, as the size of our Portfolio on our balance sheet grows the amount of our revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to equity method investment activity, the income or loss from such investments will not be included in revenue but are reflected as income (loss) from equity method investments in our income statement and will vary over time. In addition, we may decide for any particular asset that we should securitize or otherwise sell a portion, or all, of the asset, which would result in gain on sale of receivables and investments or fee income as described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our interest and rental revenue and income from equity method investments.

Income from Securitization, Syndication and Other Services
We earn gain on sale of assets or fee income by securitizing or selling all or a portion of certain transactions. For transactions that we securitize via a non-consolidated trust, we recognize a gain on the securitization. The gain may be comprised of either or both cash received and a residual interest in securitized assets. We may also recognize additional income from servicing fees from these securitized assets over the life of the asset. We view the revenue from such activities as a valuable component of our earnings and an important source of franchise value.
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
The total amount of income from securitizations, syndications, and other services will vary from quarter to quarter depending on various factors, including the level of our originations, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the mix of our Portfolio and our need to tailor our mix of assets in order to maintain our exemption from registration under the 1940 Act.
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain our current level of financing costs. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to payment guarantees provided by ESCOs that are required in the event that certain energy savings are not realized by the customer. We are also exposed to credit risk in our other projects that do not benefit from governments as the obligor such as on balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have extended mezzanine loans to various special purpose entities which own residential or community solar projects, and the ultimate repayment of those loans is dependent on the creditworthiness of the related residential obligors. As a result of investing in these and other mezzanine loans, we are exposed to additional credit risk. In certain instances, interest is paid on our mezzanine loans in-kind, which increases our outstanding loan balances and causes the ultimate repayment of cash to occur later. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit losses. See Item 7A. Quantitative and Qualitative Disclosures about Credit Risks for further information on our credit risks and see Note 6 to our audited financial statements in this Form 10-K for additional detail of the credit risks surrounding our Portfolio.
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
Commodity Prices
When we make investments in a project that is exposed to commodity prices, we may also be exposed to volatility in those prices. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for utility scale projects that sell power on a wholesale basis such as many of our Grid-Connected projects as opposed to Behind-the-Meter projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further information on the impact of commodity prices.

Government Policies
We make investments in renewable energy projects that typically depend in part on various federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in, and the use of, climate solutions. Policies and incentives provided by the U.S. federal government may include tax credits, tax deductions, bonus depreciation, federal grants and loan guarantees, and energy market regulations. The value of tax credits, deductions and incentives and how they can be realized may be impacted by changes in tax laws, rates, or regulations.
Incentives provided by state and local governments may include an RPS or similar clean energy standard, which specify the portion of the power utilized by local utilities that must be derived from renewable or clean energy sources. Additionally, certain states have implemented feed-in or net metering tariffs, pursuant to which electricity generated from renewable energy sources is purchased at a higher rate than prevailing wholesale rates. Other incentives include tariffs, tax incentives and other cash and non-cash payments.
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
If the overall price level of RECs increased by 5% we would expect an approximately 1% increase in future cash flows for our existing GC and BTM equity investments.

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

Under a scenario where a carbon tax drives the price of power up by 10%, our existing GC equity investments may hit their preferred return targets earlier, resulting in a modest increase in our overall investment yield, compared to the current baseline scenario. Our existing BTM and GC equity investments would experience a 3% increase in expected cash flows.

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

However, climate change-related impacts to the amount of potable water supplies, such as irregular rainfall and saltwater intrusion, may drive increases in the price of water. These increases in cost may increase the demand for assets that increase water use efficiency, resulting in an increase in the volume of investment opportunities available to us.

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
and power generation of the
solar and wind energy assets
related to our investments, as
the performance of these
assets vary based upon the
ambient temperatures (in the
case of solar) and air density
(in the case of wind). Both
conditions may be caused by
increases in global
temperatures.	Solar portfolio production can be affected by an increase in global temperature depending on the geography. High temperatures have a significant efficiency impact on wind turbines as high temperature faults create more wear and tear on equipment. If production of these GC assets decreases by 5% the cash flows from those investments would be expected to decrease by approximately 10%.

		We would not expect a material impact on our BTM equity investments, renewable energy debt, solar real estate and energy efficiency investments.	When underwriting our investment opportunities we make conservative assumptions regarding performance and operational expenses that protect our returns from some level of unexpected performance or operation issues in the future. We will continue to adjust our assumptions as additional risks and severity of climate risk are assessed. We actively manage our Portfolio to preemptively and proactively address any operational or maintenance issues.
	Increased wind variability and increased wear on wind turbine components, which may increase operating costs.	An increase in operating expenses would result and if there was 5% higher operating expenses the cash flows from our GC equity investments would be expected to decrease by 4%.
Increased operating costs and lower generation from the increase in temperatures may reduce our expected cash flows and financial returns from our investments, which may cause us to reduce the amount of financial leverage we utilize and cause a decline in our overall profitability.
If there were both a decrease in production of 5% and higher operating expenses of 5% our cash flows from our GC equity investments would be expected to decline by 12%. We would not expect a material impact on our renewable energy debt, solar real estate and energy efficiency investments.

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

Climate change related impacts to the amount of potable water supplies, such as irregular rainfall and saltwater intrusion, may drive increases in the price of water. These increases in cost may increase the demand for assets that increase water use efficiency resulting in an increase in the volume of investment opportunities available to us.
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
Insurance policies are executed on an annual basis and in some regions the price of insurance could increase such that the cash flow and value of our projects in high risk geographic regions are affected. This increase in insurance cost would drive an increase in total operating expenses. We have estimated that an increase in operating expenses of 5% would be expected to reduce our cash flows from GC equity investments by 4%, and from BTM equity investments by 1% .

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
Equity Method Investments
For our non-consolidated equity investments that we have concluded contain substantive profit sharing agreements, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity as reported by the investee using a method commonly referred to as the hypothetical liquidation at book value method or (“HLBV”). This method uses a hypothetical liquidation scenario that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income and the carrying value of the assets accounted for under this method. We further discuss our process for applying this method of income allocations in Note 2 to our audited financial statements in this Form 10-K.
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
Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments. We make judgments, based in part, on supporting legal opinions, on whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in these transactions, it would be treated as a secured borrowing rather than a sale in our financial statements, which would result in reduced revenue in the period in which an asset contributed to the trust and an increase in assets and non-recourse debt. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K. We also make assumptions regarding the fair value of our securitization assets in these transferred assets. If our determination of fair value is determined to be incorrect, our gain on sale of receivables and investments in our income statement and securitization assets on our balance sheet will be inaccurate. See Note 3 to our audited financial statements in this Form 10-K for a discussion around fair value measurements.
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2022 and December 31, 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 21, 2023.
We completed approximately $2.3 billion of transactions during 2023, compared to approximately $1.8 billion during 2022. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio”. Our Portfolio was approximately $6.2 billion as of December 31, 2023 and $4.3 billion December 31, 2022.

Portfolio
Our Portfolio totaled approximately $6.2 billion as of December 31, 2023, and included approximately $3.0 billion of BTM assets, approximately $2.3 billion of GC assets, and approximately $0.9 billion of FTN assets. Approximately 45% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 51% consisted of commercial and government receivables on our balance sheet and approximately 4% of our Portfolio was real estate leased to renewable energy projects under long-term operating lease agreements. Our Portfolio consisted of over 520 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of December 31, 2023.

The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2023:

	Balance	Maturity
	(in millions)
Floating-rate receivable, interest rate of 10.1%	$277	2026 to 2026
Fixed-rate receivables, interest rates less than 5.00% per annum	102	2025 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	417	2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	868	2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,004	2027 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	456	2024 to 2047
Receivables (1)	3,124
Less: Allowance for loss on receivables	(50)
Receivables, net of allowance	3,074
Fixed-rate investments, interest rates less than 5.00% per annum	7	2035 to 2051
Fixed-rate investments, interest rates from 5.00% to 6.50% per annum	—	2047 to 2050
Total receivables and investments	$3,081
(1)Excludes receivables held-for-sale of $35 million.
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

	Years Ended December 31,
	2023	2022	2021
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$203	$132	$106
Average balance of receivables	$2,424	$1,650	$1,301
Average interest rate of receivables	8.4%	8.0%	8.1%
Interest income, investments	$1	$1	$1
Average balance of investments	$12	$13	$26
Average interest rate of investments	4.9%	4.4%	4.0%
Rental income	$21	$26	$26
Average balance of real estate	$286	$357	$358
Average yield on real estate	7.4%	7.3%	7.2%
Average balance of receivables, investments, and real estate	$2,722	$2,021	$1,685
Average yield from receivables, investments, and real estate	8.3%	7.9%	7.9%
Debt
Interest expense, including the impact of cash flow hedges (1)	$171	$116	$106
Average balance of debt	$3,437	$2,688	$2,300
Average cost of debt	5.0%	4.3%	4.6%
(1)    Excludes loss on debt modification or extinguishment included in interest expense in our income statement.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2023:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,124	$182	$803	$1,481	$658
Investments	7	1	1	3	2

See Note 6 to our audited financial statements in this Form 10-K for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2023,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2023,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our audited financial statements in this Form 10-K. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Years ended December 31,		$ Change	% Change
	2023	2022
	(dollars in thousands)
Revenue
Interest income	$207,794	$134,656	$73,138	54%
Rental income	21,251	26,245	(4,994)	(19)%
Gain on sale of receivables and investments	68,637	57,187	11,450	20%
Securitization asset income	19,259	17,905	1,354	8%
Fee income	2,930	3,744	(814)	(22)%
Total revenue	319,871	239,737	80,134	33%
Expenses
Interest expense	171,008	115,559	55,449	48%
Provision for loss on receivables	11,832	12,798	(966)	(8)%
Compensation and benefits	64,344	63,445	899	1%
General and administrative	31,283	29,934	1,349	5%
Total expenses	278,467	221,736	56,731	26%
Income before equity method investments	41,404	18,001	23,403	130%
Income (loss) from equity method investments	140,974	31,291	109,683	351%
Income (loss) before income taxes	182,378	49,292	133,086	270%
Income tax benefit (expense)	(31,621)	(7,381)	(24,240)	328%
Net income (loss)	$150,757	$41,911	$108,846	260%

•Net income increased by approximately $109 million as a result of a $110 million increase in income from equity method investments and an $80 million increase in total revenue, partially offset by a $57 million increase in total expense and a $24 million increase in income tax expense. These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest income increased by $73 million due to a higher average rate on a larger portfolio. Rental income decreased as a result of the deconsolidation of certain special purpose entities which held such land assets as a result of amendments to terms of the non-recourse debt held by those special purpose entities. See the table above for information on our average receivables, investment, and land balance and average yield on those assets. Gain on sale of receivables and investments and fee income increased by $11 million primarily from a change in mix of assets being securitized. Securitization income was largely flat compared to the prior year.
•Interest expense for the year increased by approximately $55 million due to a higher average rate on a higher average debt balance. See the table above for detail on our average debt rate and average debt balance. Provision for loss on receivables decreased by $1 million compared to the prior period as a result of the release of certain loan specific reserves, offset partially by provision on new loans and loan commitments.
•Compensation and benefits increased by $1 million as a result of an increase in our employee headcount and compensation. General and administrative increased by $1 million due to additional investment in corporate infrastructure.
•Income from equity method investments increased by $110 million, due to allocations of income in the current period related to tax credits allocated to our investors related to a grid-connected utility-scale solar project, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project.
•Income tax expense increased by $24 million primarily due to recording a deferred tax liability in the current period associated with the Board’s 2023 approval of our decision to revoke our REIT status effective January 1, 2024.
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
Distributable Earnings
We calculate distributable earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our distributable earnings and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, distributable earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method in any one period. Thus, in calculating distributable earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the underwritten investment rate), as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our distributable earnings measure is an important supplement to the income (loss) from equity method investments as determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the last three years:

	Years ended December 31,
	2023	2022	2021
	(dollars in millions)
Income (loss) under GAAP	$141	$31	$126

Collections of Distributable earnings	$39	$57	$23
Return of capital	24	101	30
Cash collected (1)	$63	$158	$53
(1)    Cash collected during 2023 and 2022 includes $9 million and $64 million, respectively of debt issuance proceeds from certain of our equity method investees, the repayment of which we have guaranteed.
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
We have calculated our distributable earnings for the years ended December 31, 2023, 2022 and 2021. The table below provides a reconciliation of our GAAP net income to distributable earnings:

	Years Ended December 31,
	2023		2022		2021
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders (1)	$148,836	$1.42	$41,502	$0.47	$126,579	$1.51
Distributable earnings adjustments
Reverse GAAP income from equity method investments	(140,974)		(31,291)		(126,421)
Add equity method investments earnings adjustment	156,757		131,762		103,707
Equity-based expenses	19,782		20,101		17,047
Non-cash provision for loss on receivables (2)	11,832		12,798		496
Loss (gain) on debt modification or extinguishment	—		—		16,083
Amortization of intangibles	2,473		3,129		3,307
Non-cash provision (benefit) for taxes	31,621		7,381		17,158
Current year earnings attributable to non-controlling interest	1,921		409		767
Distributable earnings (3)	$232,248	$2.23	$185,791	$2.08	$158,723	$1.88
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our distributable earnings per share.
(2)In addition to these provisions, in 2022 we wrote-off two commercial receivables with a combined total carrying value of approximately $8 million which represented assignments of land lease payments from two wind projects that we had originated in 2014 as a part of an acquisition of a large land portfolio. In 2017, the operator of the projects terminated the lease, at which time we filed a legal claim and placed these assets on non-accrual status. In 2019, we received a court decision indicating that the owners of the projects were within their rights under the contract terms to terminate the lease which impacts the land lease assignments to us, at which time we reserved the receivables for their full carrying amount. In 2022, we received a court decision indicating that our appeal was not successful, and accordingly wrote off the full amount of the receivable. We have excluded the write off from Distributable earnings for the year ended December 31, 2022, due to the infrequent occurrence of credit losses as well as the unique nature of the receivables, as the assignment of land lease payments from wind projects represent a small portion of our total portfolio.
(3)Distributable earnings per share are based on 104,319,803 shares, 89,355,907 shares and 84,268,341 shares for the years ended December 31, 2023, 2022 and 2021, respectively, which represent the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units and the non-controlling interest in our Operating Partnership. We include any issuances of our common stock related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on an expectation of the likelihood of conversion based on current conditions. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We consider the impact of any capped calls in assessing whether an instrument is equity-like or debt-like.

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
The following is a reconciliation of our GAAP-based net investment income to our distributable net investment income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Interest income	$207,794	$134,656	$106,889
Rental income	21,251	26,245	25,905
GAAP-based investment revenue	$229,045	$160,901	$132,794
Interest expense	171,008	115,559	121,705
GAAP-based net investment income	$58,037	$45,342	$11,089
Equity method earnings adjustment	156,757	131,762	103,707
Loss (gain) on debt modification or extinguishment	—	—	16,083
Amortization of real estate intangibles	2,473	3,061	3,089
Distributable net investment income	$217,267	$180,165	$133,968
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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
	(dollars in millions)
Equity method investments	$2,966	$1,870
Commercial receivables, net of allowance	2,983	1,887
Government receivables	91	103
Receivables held-for-sale	35	85
Real estate	111	353
Investments	7	10
GAAP-based Portfolio	6,193	4,308
Assets held in securitization trusts	6,060	5,486
Managed assets	$12,253	$9,794
Adjusted Cash from Operations Plus Other Portfolio Collections
We operate our business in a manner that considers total cash collected from our portfolio and making necessary operating and debt service payments to assess the amount of cash we have available to fund dividends and investments. We believe that the aggregate of these items, which combine as a non-GAAP financial measure titled Adjusted Cash Flow from Operations plus Other Portfolio Collections, is a useful measure of the liquidity we have available from our assets to fund both new investments and our regular quarterly dividends. This non-GAAP financial measure may not be comparable to similarly titled or other similar measures used by other companies. Although there is also not a directly comparable GAAP measure that demonstrates how we consider cash available for dividend payment, below is a reconciliation of this measure to Net cash provided by operating activities.
Also, Adjusted Cash Flow from Operations plus Other Portfolio Collections differs from Net cash provided by (used in) investing activities in that it excludes many of the uses of cash used in our investing activities such as in Equity method investments, Purchases of and investments in receivables, Purchases of real estate, Purchases of investments, Funding of escrow accounts, and excludes Withdrawal from escrow accounts, and Other. In addition, Adjusted Cash Flow from Operations plus Other Portfolio Collections is not comparable to Net cash provided by (used in) financing activities in that it excludes many of our financing activities such as proceeds from common stock issuances and borrowings and repayments of unsecured debt.

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$99,689	$230	$13,309
Changes in receivables held-for-sale	(51,538)	62,953	22,035
Equity method investment distributions received	30,140	110,064	21,777
Proceeds from sales of equity method investments	—	1,700	300
Principal collections from receivables	197,784	125,976	148,769
Proceeds from sales of receivables	7,634	5,047	75,582
Proceeds from sales of land	—	4,550	—
Principal collections from investments (1)	3,805	171	414
Proceeds from sales of investments and securitization assets	—	7,020	15,197
Principal payments on non-recourse debt	(21,606)	(30,581)	(37,974)
Adjusted cash flow from operations and other portfolio collections	$265,908	$287,130	$259,409
Less: Dividends	(159,786)	(132,198)	(113,510)
Cash Available for Reinvestment	$106,122	$154,932	$145,899
(1)    Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
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
Our Portfolio totaled approximately $6.2 billion as of December 31, 2023. Unlevered portfolio yield was 7.9% as of December 31, 2023 and 7.5% as of December 31, 2022. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-K for additional discussion of the characteristics of our Portfolio as of December 31, 2023.
Environmental Metrics
As discussed in Item 1. Business, as part of our investment process, we calculate the estimated metric tons of CO2 equivalent emissions, or carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a project to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated in 2023 will avoid annual carbon emissions by over 760 thousand metric tons, equating to a CarbonCount of 0.33.
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
The table below illustrates our goals and performance for 2023 in metric tons (“MT”).

Category	Goal	Performance
(in thousands)
Scope 1 GHG emissions	0 MT	0 MT
Scope 2 GHG emissions	0 MT	0 MT1
Scope 3 GHG emissions	0 MT2	< 200 MT2
(1)Performance stated is market-based.
(2)Our stated actual performance and goal for Scope 3 GHG emissions does not include the carbon emissions or the emissions reductions as a result of our investments. The first year estimated carbon emissions avoided as a result of our investments originated in 2023 are 760 thousand MT.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce and our progress in fostering a diverse and inclusive work environment. As of December 31, 2023, we employed 137 people full-time, 2 people part-time, and 4 people as independent contractors. The average tenure of our employees as of December 31, 2023, was approximately 4.5 years, and more than 36% of our employees had been employed by us for more than 4 years. For the year ended December 31, 2023, we had a voluntary employee turnover rate of 6%. There were no retirements or resignations related to ill health.
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
Metrics surrounding the diversity and inclusion of our workforce are shown below:
Percentage of various levels of the workforce who identify as male or female as of December 31, 2023

Workforce
35%
65%
Female-identifying
Male-identifying

Managerial roles
40%
60%
Female-identifying
Male-identifying

Leadership team
29%
71%
Female-identifying
Male-identifying

Board of directors
36%
64%
Female-identifying
Male-identifying

Percentage of various levels of the workforce who identify as racial- or ethnic-minorities as of December 31, 2023

Workforce

16%
7%
13%
2%
62%
White
Black or African American
Hispanic or Latino
Asian
Two or More Races

Managerial roles
16%
8%
16%
2%
58%
White
Black or African American
Hispanic or Latino
Asian
Two or More Races

Leadership team
7%
7%
7%
79%
White
Black or African American
Hispanic or Latino
Asian

Board of directors

9%
9%
82%
White
Black or African American
Hispanic or Latino

Demographic data of promoted employees during the year ended December 31, 2023

Gender of 2023 Promotees
37%
63%
Female-identifying
Male-identifying

2023 Promotees by Ethic or Racial Self-identification

19%
11%
4%
66%
White
Hispanic or Latino
Asian
2 or More Races

Of both our workforce and our managerial roles, 3% represent as LGBTQ. In addition to diversity of gender and ethnic background, we also value diversity of thought, with 57% of our leadership team and 72% of our Board possessing degrees outside the fields of business or economics, including in science and engineering, liberal and fine arts, and law.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, cash proceeds from asset sales and securitizations, fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include funding investments, operating expenses (including cash compensation), interest and principal payments on our debt, and stockholder dividends and limited partner distributions. We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow.
We typically pay our operating expenses, including debt service, and dividends from collections on our Portfolio and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with non-recourse or recourse debt, equity and off-balance sheet securitization structures.
We have adequate liquidity as of December 31, 2023, with unrestricted cash balances of $63 million, an unsecured revolving credit facility with an unused capacity of $507 million, and $70 million of availability under our CarbonCount Green Commercial Paper Notes Program. During 2023 we issued our 2028 Exchangeable Notes with a principal amount of $403 million, with the proceeds used in part to payoff the 2023 Convertible Notes at maturity. In December of 2023, we issued a principal amount of $550 million of Green Senior Unsecured Note due 2027 (the “2027 Notes”), which we supplemented with an add-on offering of $200 million principal amount of 2027 Notes in January 2024. We increased the outstanding borrowings on our CarbonCount Term Loan Facility by $165 million, and increased the capacity under our unsecured revolving credit facility by $315 million. We issued $494 million in equity in 2023. As of December 31, 2023, we had $162 million of non-recourse borrowings, $2.3 billion of senior unsecured notes, and $603 million of convertible or exchangeable notes (the “Convertible Notes”) outstanding.
We also use off-balance sheet securitization transactions with large institutional investors such as life insurance companies, where we transfer the loans or other assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of December 31, 2023, the outstanding principal balance of our assets financed through the use of these off-balance sheet transactions was approximately $6.1 billion.

In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our Board quarterly, we will have future cash needs related to the payments due at maturity on the Senior Unsecured Notes and loans under our unsecured loan facility and the balances under our commercial paper program and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on the Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-K.
The maturity profile of our recourse debt obligations are shown below:

Cash Maturities of Outstanding Debt as of December 31, 2023
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit Facilities & Green Commercial Paper
Term Loans

We plan to continue to issue debt which may be either recourse or non-recourse and either fixed-rate or floating-rate as a means of financing our business and may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We may also consider the use of separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 2.0 to 1 as of December 31, 2023, which is below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt was approximately 92% as of December 31, 2023, which is within our board-approved targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term
The calculation of our fixed-rate debt and financial leverage as of December 31, 2023 and 2022 is shown in the chart below:

	December 31, 2023	% of Total	December 31, 2022	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$338	8%	$431	14%
Fixed-rate debt (2)	3,909	92%	2,545	86%
Total debt	$4,247	100%	$2,976	100%
Equity	$2,142		$1,665
Leverage	2.0 to 1		1.8 to 1
(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper notes with less than six months original maturity, to the extent such borrowings are not hedged using interest rate swaps.
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
Sources and Uses of Cash
We had approximately $75 million and $176 million in unrestricted cash, cash equivalents, and restricted cash as of December 31, 2023 and 2022, respectively.
Cash Flows Relating to Operating Activities
Net cash provided by operating activities was approximately $100 million for the year ended December 31, 2023, driven primarily by net income of $151 million, offset by adjustments for non-cash and other items of $51 million. The non-cash and other adjustments consisted of decreases of $108 million for equity method investments, $42 million for gain on securitizations, $44 million for change in accrued interest on receivables and investments, and $3 million of other. These were partially offset by increases of $52 million in changes in receivables held-for-sale, $48 million for changes in accounts payable and accrued expenses, $18 million for equity-based expenses, $16 million for depreciation and amortization, and $12 million for provision for loss on receivables.
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
Cash Flows Relating to Investing Activities
Net cash used in investing activities was approximately $2 billion for the year ended December 31, 2023. We made investments in receivables and fixed rate debt securities of $1.3 billion, equity method investments of $869 million, and investments of $14 million, and pledged $94 million as collateral to hedge counterparties. These were offset by principal collections of $198 million from receivables, $85 million received from the return of collateral from hedge counterparties, $30 million received from equity method investments in excess of income recognized to date under GAAP, and the receipt of $11 million from the sale of financial assets and other investing inflows.
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
Cash Flows Relating to Financing Activities
Net cash provided by financing activities was approximately $1.8 billion for the year ended December 31, 2023. We received proceeds from credit facilities of $1.2 billion, proceeds from the issuance of senior unsecured notes of $550 million, net proceeds from common stock issuances of $492 million, proceeds from the issuance of a term loan of $365 million, proceeds from the issuances of convertible debt of $403 million, proceeds of $176 million from the receipt of collateral from hedge counterparties, and proceeds from the issuance of green commercial paper notes of $30 million. These were partially offset by principal payments on credit facilities $827 million, collateral provided to hedge counterparties of $167 million, principal payments on convertible notes of $144 million, the purchase of capped calls related to the issuance of convertible notes for $38 million, payment of debt issuance costs of $23 million, principal payments on non-recourse debt of $22 million, principal payments of term loan of $16 million and payments of dividends, distributions, and other financing activities of $164 million.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $231 million as of December 31, 2023, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our audited financial statements in this Form 10-K, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K.
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
Our board of directors had approved of our revocation of our REIT status effective for tax year 2024. We elected to be taxed as a REIT during tax years 2023 and previous. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a REIT, we paid quarterly distributions, which on an annual basis equaled or exceeded substantially all of our REIT taxable income. The taxable income of the REIT would vary from our GAAP earnings due to a number of different factors including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in this Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.
The dividends declared in 2023 and 2022 are described in Note 11 to our audited financial statements in this Form 10-K.

Book Value Considerations
As of December 31, 2023, we carried only our investments, residual assets in securitized financial assets, and our interest rate swaps and collar at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, the residual assets in securitized financial assets, and interest rate swaps and collar that are carried on our balance sheet at fair value as of December 31, 2023, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our commercial and government receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.

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
Our unsecured term loan is a variable rate loan with an outstanding balance of $535 million, and our revolving credit facilities are variable rate lines of credit with approximately $401 million outstanding as of December 31, 2023. We also have short-term green commercial paper borrowings outstanding of $30 million, which we may refinance through the issuance of additional paper at the then prevailing short-term rate. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities, and have hedged $820 million of these floating-rate borrowings. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $338 million in unhedged variable rate borrowings by $423 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas or renewable fuel credit price volatility continues or PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.
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
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our Board which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, refinancing risks, and cybersecurity. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the Portfolio. We further discuss our strategy to managing these risks in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of climate change on our future operations.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.

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

Accounting for Equity Investments in Climate Solutions Projects

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company makes investments in climate solutions projects that are accounted for under the equity method of accounting. As of December 31, 2023, the Company held $2.97 billion of equity investments in climate solutions projects as of December 31, 2023. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is critical to its determination that it is not the primary beneficiary of the investee. Also, as described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments, which is recorded one quarter in arrears to allow for receipt of financial information from its investees. Also, as described in Note 2, the Company evaluates their equity method investments quarterly for other than temporary impairment (“OTTI”). This requires evaluating available qualitative and quantitative evidence to determine whether there may be indicators of a loss in investment value below carrying value.

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

How We Addressed the Matter in Our Audit
We tested the Company’s controls that address the risks of material misstatement relating to: i) the determination of whether the Company has the power to direct the significant activities of the investees, ii) the recognition of its share of investees’ profits and losses through use of the HLBV method based on financial information reported to the Company from its investees, and iii) the review of available qualitative and quantitative evidence in determining whether there may be indicators of a loss in investment value below carrying value. For example, we tested the Company’s controls over management’s review of the variable interest model and determination of whether the Company has power. We also tested controls over management’s review of the HLBV method, including the application of any liquidation provisions and the financial information reported from their investees. Lastly, we tested controls over management’s review of available quantitative and qualitative evidence and whether there were indicators of a loss in investment value below carrying value.

To evaluate whether the Company has power over each investee, our audit procedures included, on a sample basis, reading LLC Agreements and evaluating management’s analysis of the significant activities of the investee and which parties can direct those significant activities. For example, as part of our evaluation, we considered the purpose and design of each investee and the legal rights of each of the involved parties, including the significance of the decisions that each party makes. We also tested the rights of each party included in management’s analysis by comparing such rights to the LLC Agreements.

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

We reviewed the Company’s evaluation of available qualitative and quantitative evidence and whether there may be indicators of a loss in investment value below carrying value for a sample of investments. This included, among others, evaluating management’s identification of indicators that the Company’s investments may have experienced a loss of value below carrying value, agreeing certain qualitative and quantitative information used in the assessment to source documents, testing clerical accuracy of the analysis as applicable, and assessing any contradictory evidence that arose during our audit.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1983.

Tysons, Virginia

February 16, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Hannon Armstrong Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia

February 16, 2024

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$62,632	$155,714
Equity method investments	2,966,305	1,869,712
Commercial receivables, net of allowance of $50 million and $41 million, respectively	2,983,170	1,887,483
Government receivables	90,685	102,511
Receivables held-for-sale	35,299	85,254
Real estate	111,036	353,000
Investments	7,165	10,200
Securitization assets, net of allowance of $3 million and $0 million, respectively	218,946	177,032
Other assets	77,112	119,242
Total Assets	$6,552,350	$4,760,148
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$163,305	$120,114
Credit facilities	400,861	50,698
Commercial paper notes	30,196	192
Term loans payable	727,458	379,742
Non-recourse debt (secured by assets of $239 million and $632 million, respectively)	160,456	432,756
Senior unsecured notes	2,318,841	1,767,647
Convertible notes	609,608	344,253
Total Liabilities	4,410,725	3,095,402
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 112,174,279 and 90,837,008 shares issued and outstanding, respectively	1,122	908
Additional paid-in capital	2,381,510	1,924,200
Accumulated deficit	(303,536)	(285,474)
Accumulated other comprehensive income (loss)	13,165	(10,397)
Non-controlling interest	49,364	35,509
Total Stockholders’ Equity	2,141,625	1,664,746
Total Liabilities and Stockholders’ Equity	$6,552,350	$4,760,148

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2023	2022	2021
Revenue
Interest income	$207,794	$134,656	$106,889
Rental income	21,251	26,245	25,905
Gain on sale of assets	68,637	57,187	68,333
Securitization asset income	19,259	17,905	9,692
Other income	2,930	3,744	2,347
Total revenue	319,871	239,737	213,166
Expenses
Interest expense	171,008	115,559	121,705
Provision for loss on receivables and securitization assets	11,832	12,798	496
Compensation and benefits	64,344	63,445	52,975
General and administrative	31,283	29,934	19,907
Total expenses	278,467	221,736	195,083
Income before equity method investments	41,404	18,001	18,083
Income (loss) from equity method investments	140,974	31,291	126,421
Income (loss) before income taxes	182,378	49,292	144,504
Income tax benefit (expense)	(31,621)	(7,381)	(17,158)
Net income (loss)	150,757	41,911	127,346
Net income (loss) attributable to non-controlling interest holders	1,921	409	767
Net income (loss) attributable to controlling stockholders	$148,836	$41,502	$126,579
Basic earnings (loss) per common share	$1.45	$0.47	$1.57
Diluted earnings (loss) per common share	$1.42	$0.47	$1.51
Weighted average common shares outstanding—basic	101,844,551	87,500,799	79,992,922
Weighted average common shares outstanding—diluted	109,467,554	90,609,329	87,671,641

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$150,757	$41,911	$127,346
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $1.8 million, $2.2 million and $0.4 million in 2023, 2022, and 2021 respectively	12,761	(63,935)	(5,434)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $(3.3) million, $(13.2) million, and $(0.8) million in 2023, 2022, and 2021 respectively	10,764	43,401	2,687
Comprehensive income (loss)	174,282	21,377	124,599
Less: Comprehensive income (loss) attributable to non-controlling interest holders	1,884	176	751
Comprehensive income (loss) attributable to controlling stockholders	$172,398	$21,201	$123,848

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2020	76,457	$765	$1,394,009	$(204,112)	$12,634	$6,853	$1,210,149
Net income (loss)	—	—	—	126,579	—	767	127,346
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(5,401)	(33)	(5,434)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	2,671	16	2,687
Issued shares of common stock	3,326	33	200,808	—	—	—	200,841
Equity-based compensation	—	—	6,039	—	—	15,471	21,510
Issuance (repurchase) of vested equity-based compensation shares	324	3	(14,020)	—	—	—	(14,017)
Other	5,220	52	140,831	—	—	—	140,883
Dividends and distributions	—	—	—	(116,173)	—	(1,277)	(117,450)
Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	41,502	—	409	41,911
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(63,211)	(724)	(63,935)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	42,910	491	43,401
Issued shares of common stock	5,121	51	188,831	—	—	—	188,882
Equity-based compensation	—	—	3,159	—	—	16,942	20,101
Issuance (repurchase) of vested equity-based compensation shares	103	1	(3,213)	—	—	—	(3,212)
Other	286	3	7,756	—	—	(85)	7,674
Dividends and distributions	—	—	—	(133,270)	—	(3,321)	(136,591)
Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	148,836	—	1,921	150,757
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,935	(174)	12,761
Unrealized gain (loss) on interest rate swaps	—	—	—	—	10,627	137	10,764
Issued shares of common stock	21,267	213	493,544	—	—	—	493,757
Equity-based compensation	—	—	3,089	—	—	15,296	18,385
Issuance (repurchase) of vested equity-based compensation shares	69	1	(1,490)	—	—	—	(1,489)
Conversion of convertible notes	—	—	2	—	—	—	2
Purchase of capped calls			(37,835)				(37,835)
Dividends and distributions	—	—	—	(166,898)	—	(3,325)	(170,223)
Balance at December 31, 2023	112,173	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$150,757	$41,911	$127,346
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables	11,832	12,798	496
Depreciation and amortization	3,127	3,993	3,801
Amortization of financing costs	12,958	11,685	11,316
Equity-based compensation	18,386	20,101	17,047
Equity method investments	(108,025)	16,403	(94,773)
Non-cash gain on securitization	(43,542)	(28,614)	(48,332)
(Gain) loss on sale of assets	1,305	(218)	(720)
Changes in receivables held-for-sale	51,538	(62,953)	(22,035)
Loss on debt extinguishment	—	—	14,584
Changes in accounts payable and accrued expenses	48,485	18,176	11,313
Change in accrued interest on receivables and investments	(44,105)	(15,414)	(859)
Other	(3,027)	(17,638)	(5,875)
Net cash provided by operating activities	99,689	230	13,309
Cash flows from investing activities
Equity method investments	(869,412)	(127,867)	(401,856)
Equity method investment distributions received	30,140	110,064	21,777
Proceeds from sales of equity method investments	—	1,700	300
Purchases of and investments in receivables	(1,338,860)	(726,931)	(553,366)
Principal collections from receivables	197,784	125,976	148,769
Proceeds from sales of receivables	7,634	5,047	75,582
Purchases of real estate	—	(4,550)	—
Sales of real estate	—	4,550	—
Purchases of investments	(14,404)	(2,329)	(4,830)
Proceeds from sales of investments and securitization assets	—	7,020	15,197
Collateral provided to hedge counterparties	(93,550)	—	—
Collateral received from hedge counterparties	84,950	—	—
Funding of escrow accounts	—	(5,476)	(12,069)
Withdrawal from escrow accounts	—	22,757	1,756
Other	2,915	(2,071)	5,338
Net cash provided by (used in) investing activities	(1,992,803)	(592,110)	(703,402)

	Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Proceeds from credit facilities	1,177,000	100,000	100,000
Principal payments on credit facilities	(827,000)	(150,000)	(22,441)
Proceeds from issuance of commercial paper notes	30,000	—	50,000
Principal payments on commercial paper notes	—	(50,000)	—
Proceeds from issuance of non-recourse debt	—	32,923	—
Principal payments on non-recourse debt	(21,606)	(30,581)	(37,974)
Proceeds from issuance of term loan	365,000	383,000	—
Principal payments on term loan	(16,478)	—	—
Proceeds from issuance of senior unsecured notes	550,000	—	1,000,000
Redemption of senior unsecured notes	—	—	(500,000)
Proceeds from issuance of convertible notes	402,500	200,000	—
Principal payments on convertible notes	(143,748)	(461)	—
Purchase of capped calls related to the issuance of convertible notes	(37,835)	—	—
Net proceeds of common stock issuances	492,377	188,881	200,641
Payments of dividends and distributions	(159,786)	(132,198)	(113,510)
Withholdings on employee share vesting	(1,488)	(3,211)	(14,018)
Redemption premium paid	—	—	(14,101)
Payment of debt issuance costs	(22,894)	(11,754)	(17,750)
Collateral provided to hedge counterparties	(166,600)	—	—
Collateral received from hedge counterparties	176,050	—	—
Other	(3,268)	(9,820)	(12)
Net cash provided by (used in) financing activities	1,792,224	516,779	630,835
Increase (decrease) in cash, cash equivalents, and restricted cash	(100,890)	(75,101)	(59,258)
Cash, cash equivalents, and restricted cash at beginning of period	175,972	251,073	310,331
Cash, cash equivalents, and restricted cash at end of period	$75,082	$175,972	$251,073
Interest paid	$138,418	$98,704	$108,267
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$35,483	$28,614	$56,432
Equity method investments received upon deconsolidation of a special purpose entity	144,603	—	—
Right-of-use asset obtained in exchange for lease liability	—	—	4,628
Issuance of common stock from conversion of convertible notes	—	7,674	141,810
Deconsolidation of non-recourse debt and other liabilities	257,746	—	126,139
Deconsolidation of assets pledged for non-recourse debt	374,608	—	130,513
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023
1. The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take various forms, including equity, joint ventures, real estate ownership, lending and other financing transactions. We generate net investment income from our portfolio, and fees through gain-on sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables;
•real estate; and
•investments in debt securities.
We finance our business through cash on hand, non-recourse debt, recourse debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization structures.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”), as amended. We operate our business through, and serve as the sole general partner of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
Transition to Taxable C Corporation
As a result of expanding opportunities in non-qualifying assets, effective January 1, 2024, we have elected to revoke our real estate investment trust (“REIT”) election, and will be taxed as a C Corporation beginning in tax year 2024. Commencing with the taxable year ended December 31, 2024, all of the Company’s taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders are no longer tax deductible to us. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
The Company anticipates that operating as a taxable C Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements, including investing in power generating, transportation, and alternative fuel assets which are not REIT qualifying assets. The Company’s transition to a taxable C Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of net operating loss (“NOL”) carryforwards and tax credits typically offered by the assets in which we often invest. See Note 10 for additional information.
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
We evaluate on a quarterly basis whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statement as an impairment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.

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

Securitization of Assets
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
We account for transfers of financial assets to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing (“ASC 860”), when we have concluded the transferred assets have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred assets. When we are unable to conclude that we have been sufficiently isolated from the securitized financial assets, we treat such trusts as secured borrowings, retaining the assets on our balance sheet and recording the amounts due to the trust investor as non-recourse debt. Transfers of non-financial assets are accounted for under ASC 610-20, Gains and Losses from the Derecognition of Non-financial Assets, and those transfers are accounted for as sales when we have concluded that we have transferred control of the non-financial asset.
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
Gain or loss on the sale of assets is calculated based on the excess of the proceeds received from the securitization (less any transaction costs) plus any retained interests obtained over the cost basis of the assets sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved. Cash flows related to our securitizations at origination are classified as operating activities in our consolidated statements of cash flows.
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
We account for our other retained interests in securitized financial assets, the residual assets, similar to available-for-sale debt securities and carry at fair value with changes in fair value recorded in AOCI pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Residual interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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
Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we are not separately accounting for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity.
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
The interest rate derivatives we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets. When our collateral account with any particular counterparty is in a liability position, we include inflows and outflows related to those collateral postings within financing activities in our statement of cash flows. When our collateral account with any particular counterparty is in an asset position, we include inflows and outflows related to those collateral postings within investing activities in our statement of cash flows.

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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 through our taxable year ended December 31, 2023. We have revoked our REIT status effective January 1, 2024, and beginning in taxable year 2024 will be taxed as a C Corporation. For tax years 2023 and prior, we had taxable REIT subsidiaries (“TRS”) that were taxed separately, and that were generally be subject to U.S. federal, state, and local income taxes as well as taxes of foreign jurisdictions, if any. To qualify as a REIT, we were required to meet on an ongoing basis several organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT’s net taxable income before dividends paid, excluding capital gains, to our stockholders each year. As a REIT, for tax years ended December 31, 2023 and earlier, we were not subject to U.S. federal corporate income tax on that portion of net income that was distributed to our owners in accordance with the REIT rules. Subsequent to our REIT status revocation, all of our net taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate, and dividends paid to stockholders are no longer tax deductible.
We account for income taxes under ASC 740, Income Taxes (“ASC 740”) for tax years 2024 and later, and for our TRS for tax years 2023 and earlier, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our equity investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises. Any deferred tax impacts resulting from transfers of assets to or from our TRS were recorded as an adjustment to additional paid-in capital, as it is a transfer amongst entities under common control.
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
Equity-Based Compensation
We have adopted equity incentive plans which provide for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP Units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity-based awards as compensation to our independent directors, employees, advisors, consultants and other personnel. Certain awards earned under each plan are based on achieving various performance targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance target is met. In addition to performance targets, income or gain must be allocated by our Operating Partnership to certain LTIP Units issued by our Operating Partnership so that the capital accounts of such units are equalized with the capital accounts of other holders of OP units before parity is reached and LTIP Units can be converted to limited partnership units.
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU No. 2023-07 amended the existing segment reporting requirements by requiring disclosure of the significant segment expenses based on how management internally views segment information and by allowing the disclosure of more than one measure of segment profit or loss, as well as by expanding the interim period segment requirements. The ASU also requires single-reportable segment entities to report the disclosures required under ASC Topic 280, Segment Reporting. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption of ASU No. 2023-07, we will provide the disclosures required by ASC Topic 280, Segment Reporting.
Other accounting standards updates issued before February 16, 2024, and effective after December 31, 2023, are not expected to have a material effect on our consolidated financial statements and related disclosures. There were no accounting standards that became effective in the year ended December 31, 2023 that had a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2023 and December 31, 2022, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3—Unobservable inputs are used when little or no market data is available.
The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair value for our Level 2 and Level 3 measurements is measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Unsecured Notes (as defined below) and Convertible Notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of December 31, 2023
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$2,647	$2,983	Level 3
Government receivables	86	91	Level 3
Receivables held-for-sale	36	35	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	219	219	Level 3
Derivative assets	10	10	Level 2
Liabilities (3)
Credit facilities	$401	$401	Level 3
Commercial paper notes	30	30	Level 3
Term loan facilities	736	736	Level 3
Non-recourse debt	158	162	Level 3
Senior unsecured notes	2,251	2,337	Level 2
Convertible notes
2025 Exchangeable Senior Notes	202	211	Level 2
2028 Exchangeable Senior Notes	481	408	Level 2
Total Convertible Notes	683	619	Level 2
Derivative liabilities	9	9	Level 2
(1)The amortized cost of our investments as of December 31, 2023, was $8 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets as of December 31, 2023, was $258 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2022
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Commercial receivables	$1,859	$1,887	Level 3
Government receivables	96	103	Level 3
Receivables held-for-sale	92	85	Level 3
Investments (1)	10	10	Level 3
Securitization residual assets (2)	177	177	Level 3
Liabilities (3)
Credit facilities	$51	$51	Level 3
Commercial paper notes	—	—	Level 3
Term loan facilities	384	384	Level 3
Non-recourse debt	402	442	Level 3
Senior unsecured notes	1,546	1,784	Level 2
Convertible notes:
2023 Convertible Senior Notes	137	143	Level 2
2025 Convertible Senior Notes	185	206	Level 2
Total Convertible Notes	322	349	Level 2
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the year ended December 31,
	2023	2022
	(in millions)
Balance, beginning of period	$177	$210
Accretion of securitization residual assets	14	17
Additions to securitization residual assets	37	29
Collections of securitization residual assets	(17)	(16)
Sales of securitization residual assets	—	—
Unrealized gains (losses) on securitization residual assets recorded in OCI	11	(63)
Provision for loss on securitization residual assets	(3)	—
Balance, end of period	$219	$177
The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
December 31, 2023	$24	$164	$0.3	$41	11	66
December 31, 2022	118	51	27	22	66	12
(1)    Other than as discussed in Note 5, loss positions are due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, as of December 31, 2023 and 2022, we used a market-based risk-free rate and added a range of interest rate spreads based upon recent transactions of approximately 1% to 6%. The weighted average discount rate used to determine the fair value of our securitization residual assets as of December 31, 2023 and 2022 was 6.6% and 6.8%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third party valuation firms to assist us with developing our estimates of fair value. In 2023, we deconsolidated a special purpose entity and its associated assets and non-recourse debt, and retained a residual interest in the special purpose entity in the form of an equity method investment. We describe how we determined the fair value of our retained investment in Note 5.
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
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2023	2022
	(in millions)
Cash deposits	$63	$156
Restricted cash deposits (included in other assets)	12	20
Total cash deposits	$75	$176
Amount of cash deposits in excess of amounts federally insured	$63	$174
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were exchanged by non-controlling interest holders during the years ended December 31, 2023, and 2,777 OP units were exchanged for the same number of shares in December 31, 2022.
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
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2023	2022	2021
	(in millions)
Gains on securitizations	$69	$57	$68
Cost of financial assets securitized	559	500	810
Proceeds from securitizations	628	557	878
Residual and servicing assets	219	117	210
Cash received from residual and servicing assets	20	20	18
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances, that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the discount rate ranged from 5.6% to 9.5% during the year ended December 31, 2023.
As of December 31, 2023 and December 31, 2022, our managed assets totaled $12.3 billion and $9.8 billion, respectively, of which $6.1 billion and $5.5 billion, respectively, were securitized assets held in unconsolidated securitization trusts. As of

December 31, 2023 and December 31, 2022, these trusts held $5.6 billion and $5.3 billion, respectively, of notes due to investors. There were no securitization credit losses in the years ended December 31, 2023, 2022, or 2021. As of December 31, 2023, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows for $108 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
In 2023, we recorded an allowance for losses on securitization residual assets related to prepayable assets secured by real estate. While there is no change in the underlying credit quality of the securitized assets, we have revised our estimates of cash flows due to prepayments on certain of these assets. The following table reconciles our beginning and ending allowance for loss on securitization residual assets:

	Commercial	Government
(in millions)
Beginning balance - December 31, 2021	$—	$—
Provision for loss on securitization asset	—	—
Provision recorded on purchase of a credit deteriorated asset	—	—
Write-off of allowance	—	—
Recovery of allowance	—	—
Ending balance - December 31, 2022	$—	$—
Provision for loss on securitization asset	3	—
Provision recorded on purchase of a credit deteriorated asset	—	—
Write-off of allowance	—	—
Recovery of allowance	—	—
Ending balance - December 31, 2023	$3	$—
We recognized a gain of approximately $19 million upon deconsolidation of certain land assets and the debt to which those assets were pledged, which is included in gain on of assets in our income statement. The fair value of our retained interest, which we account for as an equity method investment as described in Note 6, was calculated consistently with how we calculate the value of our securitization residual assets described above.
6. Our Portfolio
As of December 31, 2023, our Portfolio included approximately $6.2 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2023, which is assessed quarterly:

	Portfolio Performance
	Commercial			Government
	1 (1)	2 (2)	3 (3)	1 (1)	Total
Receivable vintage (4)	(dollars in millions)
2023	$877	$—	$—	$—	$877
2022	978	—	—	—	978
2021	294	—	—	—	294
2020	168	—	—	—	168
2019	398	—	—	—	398
Prior to 2019	318	—	—	91	409
Total receivables held-for-investment	3,033	—	—	91	3,124
Less: Allowance for loss on receivables	(50)	—	—	—	(50)
Net receivables held-for-investment (5)	2,983	—	—	91	3,074
Receivables held-for-sale	32	—	—	3	35
Investments	5	—	—	2	7
Real estate	111	—	—	—	111
Equity method investments (6)	2,930	36	—	—	2,966
Total	$6,061	$36	$—	$96	$6,193
Percent of Portfolio	97%	1%	—%	2%	100%
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
Receivables
As of December 31, 2023 our allowance for loan losses was $50 million based on our expectation for credit losses over the lives of the receivables in our Portfolio. During 2023, we recorded a provision for loss on receivables of $9 million primarily due to new loans and loan commitments. During 2023, we entered into a variable rate revolving credit facility with an energy services company secured by projects in development, with a maximum principal amount of $300 million and that matures in 2026. As of December 31, 2023, the outstanding balance of the facility was $277 million and the facility bore interest at a rate of 10.1%.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment,” as defined by Topic 326, as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$3,033	$423	$50	$1,928	$256	$41
Government (2)	91	—	—	103	—	—
Total	$3,124	$423	$50	$2,031	$256	$41

(1)As of December 31, 2023, this category of assets include $1.5 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $50 million allowance on these $3.0 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of December 31, 2023, our government receivables include $10 million of U.S. federal government transactions and $81 million of transactions where the ultimate obligors are state or local governments.
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

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the year ended December 31, 2023:

	Commercial	Government
	(in millions)
Beginning balance - December 31, 2021	$36	$—
Provision for loss on receivables	13	—
Write-off of allowance	(8)	—
Ending balance - December 31, 2022	41	—
Provision for loss on receivables	9	—
Write-off of allowance	—	—
Ending balance - December 31, 2023	$50	$—

We have no receivables which are on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2023:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,124	$1	$553	$1,317	$1,253
Weighted average yield by period	8.4%	6.5%	8.9%	8.5%	8.0%

Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases with expiration dates that range between the years 2033 and 2052 under the initial terms and 2047 and 2080 if all renewals are exercised. In 2023, a majority of our land and related intangibles were deconsolidated, and we retain a residual interest in those assets in the form of equity method investments as discussed in Other Equity Method Investments below. The components of our real estate portfolio as of December 31, 2023 and 2022, were as follows:

	December 31,
	2023	2022
	(in millions)
Real estate
Land	$97	$269
Lease intangibles	22	104
Accumulated amortization of lease intangibles	(8)	(20)
Real estate	$111	$353
As of December 31, 2023, the future amortization expense of the intangible assets and the future minimum rental income payments under our land lease agreements are as follows:

Year Ending December 31,	Future Amortization Expense	Minimum Rental Payments
	(in millions)
2024	$1	$24
2025	1	24
2026	1	24
2027	1	25
2028	1	25
Thereafter	9	673
Total	$14	$795
Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments. As of December 31, 2023, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings, LLC	$538
Lighthouse Partnerships (1)	903
Other equity method investments	1,525
Total equity method investments	$2,966
(1)Represents the total of five equity investments in a portfolio of a renewable energy projects discussed below.
Jupiter Equity Holdings, LLC

We have a preferred equity interest in Jupiter Equity Holdings, LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. Through December 31, 2023, we have made capital contributions to Jupiter of approximately $562 million related to these projects, reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $10 million in loans to Jupiter for contract restructuring expenses and payments related to winter storm Uri. In 2023, in order to increase both the near-term cash flows and expected lifetime return, we made an additional $58 million loan to the project to allow for the restructuring of certain power purchase agreements and tax equity arrangements, and also guaranteed, alongside the project sponsor, to fund the working capital needs of two of the underlying portfolio companies. We anticipate the incremental investment to be accretive to our earnings per share. Those loans are included in our Related Party Transactions disclosures below. At agreement inception, the projects feature cash flows from fixed-price power purchase agreements and financial hedges with a weighted average contract life of 13 years, contracted with highly creditworthy off-takers and counterparties.
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
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of preferred cash equity investments in five partnerships that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $800 million through December 31, 2023, and additional investments are expected to be made as the projects become commercially operational. We expect to make additional capital contributions of $85 million related to the acquisition of new assets, with the final contribution being made in 2024. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $17 million in working capital loans to the Lighthouse Partnerships primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. At agreement inception, the Renewables Portfolio had contracted cash flows with a combined weighted average contract life of greater than 15 years with a diversified group of predominately investment grade corporate, utility, university, and municipal offtakers.
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
Other Equity Method Investments
In the third quarter of 2023, we entered into an agreement with an existing securitization partner to amend the contractual terms of certain non-recourse debt agreements, which caused us to deconsolidate the entities holding such debt and its pledged collateral. Our retained interest in those entities are equity method investments, which hold land and associated operating leases as well as financial assets where the ultimate obligors are grid-connected solar projects. The carrying value of these equity method investments as of December 31, 2023 was $155 million. Our retained interest is in the form of an equity method investment, instead of a Securitization Asset, due to the nature of the underlying assets being predominantly real property.

Related party transactions
As of December 31, 2023, of our commercial receivables, approximately $995 million are loans made to entities in which we also have non-controlling equity investments of approximately $824 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as the SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities, beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	For the year ended December 31,
	2023	2022	2021
	(in millions)
Interest income from related party loans	$68	$60	$54
Additional investments made in related party loans	324	164	324
Principal collected from related party loans	36	87	71
Interest collected from related party loans	62	64	53
7. Credit facilities and commercial paper notes
Secured credit facilities
We previously had a secured revolving credit facility in the form of an approval-based loan agreement with various lenders with a maximum outstanding principal amount of $200 million. In 2023, we amended the secured revolving credit facility to a secured term loan. See Note 8 to our financial statements for discussion of the current terms of that secured term loan. Also in 2023, we terminated a previously existing representation-based secured revolving limited-recourse credit facility which had a maximum outstanding principal amount of $100 million.

Unsecured revolving credit facilities
In February 2022, we entered into a $600 million CarbonCount®-Based Revolving Credit Facility (the “unsecured revolving credit facility”) pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025, replacing our then-existing $400 million unsecured revolving credit facility entered into in February 2021. In 2023, we increased the maximum outstanding borrowing amount of the facility from $600 million to $915 million. As of December 31, 2023, the outstanding balance on the unsecured revolving credit facility was $401 million, which bears interest at 7.28%. As of December 31, 2023, we had less than $2 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of the SOFR or prime rate plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. The current applicable margins are 1.875% for Term SOFR Rate-based loans and 0.875% for prime rate-based loans, plus an additional 0.10%. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
We have a CarbonCount Green Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each commercial paper note. The letter of credit is automatically drawn upon at maturity of a commercial paper note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new commercial paper note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America.
Commercial paper notes will not be redeemable, will not be subject to voluntary prepayment and are not to exceed 397 days. The proceeds from our commercial paper notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of December 31, 2023, we had $30 million outstanding under our commercial paper program, which bore interest at a rate of 6.80%.
Commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.40% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 2.125%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be reduced by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of December 31, 2023, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,			Interest Rate	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2023		2022				2023	2022
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A	$68		$73	4.28%	October 2034	$—	$136	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2	51		56	4.35%	April 2037	—	57	63	Receivables and restricted cash
HASI SYB Trust 2017-1	—	(1)	141	3.86%	March 2042	—	—	231	Receivables, real estate, real estate intangibles, and restricted cash
Lannie Mae Series 2019-1	—	(1)	90	3.68%	January 2047	—	—	120	Receivables, real estate, real estate intangibles, and restricted cash
Other non-recourse debt (2)	43		82	3.15% - 7.23%	2024 to 2032	17	46	82	Receivables
Unamortized financing costs	(2)		(9)
Non-recourse debt (3)	$160		$433
(1)In 2023, contractual terms of these non-recourse debt agreements were modified, which caused us to deconsolidate the entities holding such debt and its related pledged collateral.
(2)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(3)The total collateral pledged against our non-recourse debt was $239 million and $632 million as of December 31, 2023 and December 31, 2022, respectively, which includes $11 million and $20 million of restricted cash that was pledged for debt service as of December 31, 2023 and December 31, 2022, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of December 31, 2023 and 2022.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of December 31, 2023, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2024	$17
2025	19
2026	14
2027	21
2028	18
Thereafter	73
Total minimum maturities	162
Unamortized financing costs	(2)
Total non-recourse debt	$160

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
Subsequent to December 31, 2023, we issued $94 million of non-recourse debt, secured by equity method investments with a carrying value of $247 million. This non-recourse debt has a tenor of approximately 20 years, and bears interest at a rate of 6.78%. The terms of this debt are consistent with those described above for our existing non-recourse debt agreements.
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our TRS and are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of December 31, 2023 and 2022. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	400		April 15, 2025	6.000%	April 15 and October 15	N/A
2026 Notes	1,000		June 15, 2026	3.375%	June 15 and December 15	March 15, 2026 (1)
2027 Notes	550	(3)	June 15, 2027	8.000%	June 15 and December 15	March 15, 2027 (2)
2030 Notes	375	(4)	September 15, 2030	3.750%	February 15 and August 15	N/A

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

(2)Prior to this date, we may redeem, at our option, some or all of the 2027 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2027 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2027 Notes in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest though the redemption date.
(3)In January 2024, we issued additional 2027 Notes with a principal amount of $200 million for net proceeds of $204 million, equivalent to a yield to maturity of 7.08%.
(4)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%.
We may redeem the 2025 or 2030 Notes in whole or in part at redemption prices defined in the indenture governing the 2025 Notes or 2030 Notes, plus accrued and unpaid interest though the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	As of and for the year ended December 31,
	2023	2022
	(in millions)
Principal	$2,325	$1,775
Accrued interest	15	12
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(18)	(16)
Carrying value of Senior Unsecured Notes	$2,319	$1,768
Interest expense	$80	$77
Convertible Notes
We have outstanding exchangeable senior notes, and have previously issued convertible senior notes together “Convertible Notes”. Holders may convert or exchange any of their Convertible Notes into shares of our common stock at the applicable conversion or exchange ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us.
The following are summarized terms of the Convertible Notes as of December 31, 2023:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/ Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2023 Convertible Senior Notes	—	(2)	August 15, 2023	0.000%	N/A	20.8643	$47.93	—	$0.340
2025 Exchangeable Senior Notes	200	(3)	May 1, 2025	0.000%	N/A	17.7454	$56.35	3.5	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.8494	$27.14	14.8	$0.395
(1)The conversion ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)These Notes were settled in 2023 using proceeds of the 2028 Exchangeable Senior Notes.
(3)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $221 million.
For the 2025 Exchangeable Senior Notes and the 2028 Exchangeable Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the exchange rate for a holder that converts its exchangeable notes in connection with such make-whole fundamental change. There are no cash settlement provisions for the 2025 Exchangeable Senior Notes and the exchange option can only be settled through physical delivery of our common stock. Upon exchange of the 2028 Exchangeable Senior Notes, exchange may be settled through cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (as described in the indenture related to the 2028 Exchangeable Senior Notes). Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2025 Exchangeable Senior Notes or the 2028 Exchangeable Senior Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2028 Exchangeable Senior Notes, in whole or in part, at our option, on or after August 20, 2026 and prior to the 62nd scheduled trading day immediately preceding the maturity date for such notes, if certain conditions are met including our common stock trading above 130% of the exchange price for at least 20 trading days, as set forth in the indenture relating to the 2028 Exchangeable Senior Notes. Any shares of our common stock issuable upon exchange of the 2025 Exchangeable Senior Notes and the 2028 Exchangeable Senior Notes will have certain registration rights.
The 2025 Exchangeable Senior Notes are guaranteed by us and certain other subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. Upon any exchange, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, which will initially be 17.6873, equivalent to an initial exchange price of approximately $56.54 per share, plus cash in lieu of fractional shares. We allocated an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The 2028 Exchangeable Senior Notes are guaranteed by us and certain other subsidiaries and may, under certain conditions, be exchangeable for our common stock. Upon such exchange, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, which initially was 36.8494, equivalent to an initial exchange price of approximately $27.14 per share, plus cash in lieu of fractional shares.
The following table presents a summary of the components of our Convertible Notes:

	As of and for the year ended December 31,
	2023	2022
	(in millions)
Principal	$603	$344
Accrued interest	6	—
Premium	11	5
Less: Unamortized financing costs	(10)	(5)
Carrying value of Convertible Senior Notes	$610	$344
Interest expense	$9	$7
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

(in millions except per share data)
Aggregate cost of capped calls	$38
Initial strike price per share	$27.14
Initial cap price per share	$43.42
Shares of our common stock covered by the capped calls	14.8
Expiration date	August 15, 2028

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the unsecured term loan facility”) with a syndicate of banks. In 2023, we increased the outstanding principal amount from $383 million, to $535 million. Principal amounts under the term loan facility bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating plus 0.10%, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount metric. As of December 31, 2023, the applicable margin is 2.125% and the current interest rate is 7.52%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. The unsecured term loan facility has a maturity date of October 31, 2025, and loans under the unsecured term loan facility can be prepaid without penalty. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
Principal and interest payments which were due under the term loan facility as of December 31, 2023 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2024	$30
2025	505
2026	—
Total	$535
Less: Unamortized financing costs	(5)
Carrying Value	$530
The unsecured term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The unsecured term loan facility also includes customary events of default and remedies.
Secured Term Loan
In 2023, we amended our approval-based credit facility to become a secured term loan ("secured term loan") with a maturity date of January 2028. Principal amounts under the secured term loan will bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The secured term loan is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The secured term loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The secured term loan also includes customary events of default and remedies.
As of December 31, 2023, with respect to the secured term loan, the outstanding principal balance is $200 million, the interest rate as of the last rate reset is 7.68%, and we have financing receivables pledged with a carrying value of $454 million. Unamortized financing costs associated with the secured term loan have been netted against the loan on our balance sheet and are being amortized on a straight-line basis over the term of the secured term loan Facility. Principal payments which were due under the secured term loan as of December 31, 2023 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2024	$3
2025	11
2026	13
2027	12
2028	162
Total	201
Less: Unamortized Financing Costs	(4)
Carrying Value	$197

Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our unsecured term loan facility, our secured term loan, unsecured revolving credit facility, and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following interest rate swaps derivative transactions in 2023 that are designated as cash flow hedges as of December 31, 2023:

Instrument Type	Index	Hedged Rate		Fair Value as of	Notional Value as of	Term
				December 31, 2023	December 31, 2023
Interest Rate Swap	1 month SOFR	3.79%		$(12)	$400	March 2023 to March 2033
Interest Rate Swap	Overnight SOFR	2.98%		7	400	June 2026 to June 2033
Interest Rate Swap	Overnight SOFR	3.09%		7	600	June 2026 to June 2033
Interest Rate Swap	Overnight SOFR	3.08%		8	400	April 2025 to April 2035
Interest Rate Collar	1 month SOFR	3.70% - 4.00%	(1)	—	250	May 2023 to May 2026
Interest Rate Swap	Overnight SOFR	4.41%		(4)	85	September 2023 to June 2033
Interest Rate Swap	Overnight SOFR	4.39%		(2)	43	September 2023 to June 2033
Interest Rate Swap	Overnight SOFR	4.42%		(2)	43	September 2023 to June 2033

(1)     Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of December 31, 2023, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of December 31, 2023, we hold $9 million of collateral related to our interest rate derivatives that are assets, and we have netted the liability associated with that collateral against our derivative assets in other assets on our balance sheet. As of December 31, 2023, we have posted $9 million worth of collateral related to our interest rate derivatives that are liabilities, and we have netted the asset associated with that collateral against our derivative liabilities in accounts payable, accrued assets, and other liabilities on our balance sheet. A benefit of $6 million was included in interest expense as a result of our hedging activities for the year ended December 31, 2023.

9. Commitments and Contingencies
Leases

We lease office space at our headquarters in Annapolis, Maryland under an operating lease entered into in 2021 which expires in 2033. In 2023, we entered into a lease for additional office space in New York, New York.
We have a lease related to our previous office space entered into in 2011 and amended in 2013 and 2017. Lease payments under this prior lease commenced in 2012 and incremental payments related to the amendments commenced in 2014 and 2017. The lease expires in 2027, and we began subleasing this space in 2023.
The leases provide for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Rent expense related to these three leases was less than $1 million for each of the years ended December 31, 2023, 2022, and 2021, respectively. Future gross minimum lease payments are approximately $2 million for years 2024 through 2026, and $1 million per year during the remaining term of the leases.
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
We have made guarantees related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $64 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in May 2024. As of December 31, 2023, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral for this guarantee as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for repayment to us of 15% of this guarantee obligation.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter Equity Holdings LLC, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of December 31, 2023, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of December 31, 2023 we have not been asked to perform under them.
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of December 31, 2023, there have been no such actions resulting in claims against the Company.
10. Income Tax
As discussed in Note 1, as a result of expanding opportunities in non-qualifying REIT assets, effective January 1, 2024, we have elected to revoke our REIT election, and will be taxed as a C Corporation beginning in tax year 2024. Commencing with the taxable year ended December 31, 2024, all of the Company’s taxable income will be subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders will no longer be tax deductible. The Company will also no longer be subject to the REIT compliance requirements for assets, income, or distributions to stockholders among other REIT compliance requirements.
The Company anticipates that operating as a taxable C Corporation will provide the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements, including increased investing in power generating, transportation, and alternative fuel assets that are not REIT qualifying. The Company’s transition to a taxable C Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of net operating loss (“NOL”) carryforwards and tax credits typically offered by the assets in which we often invest.
We recorded an income tax benefit (expense) of approximately $(32) million for the year ended December 31, 2023, a $(7) million tax benefit (expense) for the year ended December 31, 2022, and an $(17) million tax benefit (expense) for the year for the year ended 2021. The federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. As discussed in Note 1, commencing on January 1, 2024, the Company will be taxed as a C Corporation, and $33 million of our income tax expense for the year ended December 31, 2023 is the result of revaluing the Company’s REIT business related deferred tax assets and liabilities using a statutory rate of 21% due to the REIT election revocation. As a result of the revocation of our REIT election effective January 1, 2024, we have changed the presentation of our rate reconciliation to include both REIT and TRS activities in the current year. Prior year presentation has been updated to conform to our current year presentation. Below is a reconciliation between the federal statutory rates and our effective tax rates for the years ended December 31:

	2023	2022	2021
Federal statutory income tax rate	21%	21%	21%
Changes in rate resulting from:
Share-based compensation	2%	11%	(4)%
Equity method investments	(6)%	(9)%	(1)%
Recognition of deferred tax liability from REIT revocation	18%	—%	—%
REIT benefit / dividends paid deduction	(14)%	(32)%	(8)%
Other	2%	5%	4%
Valuation allowance	(6)%	19%	—%
Effective tax rate	17%	15%	12%
Our deferred tax liability was $77 million and $44 million as of December 31, 2023 and 2022. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2023	2022
	(in millions)
Net operating loss (NOL) carryforwards	$163	$114
Tax credit carryforwards	31	21
Share-based compensation	6	3
Other	4	1
Valuation allowance	—	(10)
Gross deferred tax assets	204	129
Receivables basis difference	$(57)	$(20)
Equity method investments	(224)	(153)
Gross deferred tax liabilities	(281)	(173)
Net deferred tax liabilities	$(77)	$(44)
We have unused NOLs of $666 million and tax credits of approximately $31 million. Approximately $87 million of our NOLs will begin to expire in 2034. If we were to experience a change in control as defined in Section 382 of the Internal Revenue Code, our ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $579 million were added in taxable years after 2017 which are not subject to expiration but are limited to 80% of taxable income. Our tax credits begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2020 through 2023 are open. As of December 2023 and 2022, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2023 and 2022, and no interest and penalties were recognized during the years ended December 31, 2023, 2022, or 2021.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2023 and 2022 are characterized as follows:

	2023	2022
Common distributions
Ordinary income	52%	31%
Return of capital	6%	69%
Capital gain dividend	42%	—%
	100%	100%
11. Equity
Dividends and Distributions
Our Board declared the following dividends in 2022, 2023, and 2023:

Announced Date	Record Date		Pay Date	Amount per share
2/17/2022	04/4/2022		04/11/2022	$0.375
5/3/2022	07/5/2022		07/12/2022	0.375
8/4/2022	10/4/2022		10/11/2022	0.375
11/3/2022	12/28/2022	(1)	01/6/2023	0.375
02/16/2023	04/3/2023		04/10/2023	0.395
05/4/2023	07/5/2023		07/12/2023	0.395
08/3/2023	10/4/2023		10/11/2023	0.395
11/2/2023	12/29/2023	(1)	01/12/2024	0.395
02/15/2024	04/5/2024		04/19/2024	0.415
(1)These dividends are treated as distributions in the following year for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings, to or through a market maker or into an existing trading market on an exchange or otherwise. In January 2023, we established a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock in 2022 and 2023:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (1)	Net Proceeds (2)
		(amounts in millions, except per share amounts)
Q1 2022	ATM	1.050	$48.14	$50
Q2 2022	ATM	0.731	38.91	28
Q3 2022	ATM	1.346	36.85	49
Q4 2022	ATM	1.996	31.41	62
Q1 2023	ATM	0.763	31.31	24
5/30/2023	Public Offering	15.000	22.23	333
Q2 2023	ATM	0.053	26.07	1
Q3 2023	ATM	4.394	24.71	107
Q4 2023	ATM	1.006	28.81	29
(1)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

Equity-based Compensation Awards

We have 7,500,000 awards authorized for issuance under our current equity-based compensation plan. As of December 31, 2023, we have issued awards with service, performance and market conditions and have 6,340,415 awards remaining available for issuance. During the year ended December 31, 2023, our Board awarded employees and directors 765,767 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2024 to 2027. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2023, 2022, and 2021 is shown below.

	2023	2022	2021
	(in millions)
Equity-based compensation expense	$18	$20	$17
Fair value of awards vested on vesting date	11	34	44
The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $20 million as of December 31, 2023. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2021	193,548	$38.66	$7.5
Granted	71,911	37.32	2.7
Vested	(93,646)	46.46	(4.3)
Forfeited	(3,361)	46.83	(0.2)
Ending Balance—December 31, 2022	168,452	$33.59	$5.7
Granted	77,938	30.03	2.3
Vested	(98,367)	29.18	(2.9)
Forfeited	(12,356)	42.74	(0.5)
Ending Balance—December 31, 2023	135,667	$33.90	$4.6
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2021	78,366	$35.32	$2.8
Granted	24,790	58.77	1.5
Incremental performance shares granted	39,730	25.12	1.0
Vested	(79,460)	25.12	(2.1)
Forfeited	(5,022)	49.00	(0.2)
Ending Balance—December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(16,460)	30.90	(0.5)
Ending Balance—December 31, 2023	94,654	$48.42	$4.6

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of an award at the 200% level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2021	384,046	$43.15	$16.6
Granted	174,340	44.08	7.7
Vested	(279,123)	44.64	(12.5)
Forfeited	(2,497)	46.08	(0.1)
Ending Balance—December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(142,041)	39.21	(5.5)
Forfeited	—	—	—
Ending Balance—December 31, 2023	477,074	$34.40	$16.5
(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2021	347,478	$31.61	$11.0
Granted	125,550	54.77	6.9
Incremental performance shares granted	149,000	26.70	4.0
Vested	(298,000)	26.70	(8.0)
Forfeited	—	—	—
Ending Balance—December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance—December 31, 2023	493,858	$47.76	$23.6
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the actual performance level.
NOL Stockholder Rights Plan
In 2023, we entered into a Tax Benefits Preservation Plan (“The Plan”), which is designed to protect our tax benefits in connection with any "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to be paid to all record holders of our common stock at the close of business on November 21, 2023. The Plan is intended to reduce the risk that our ability to use net operating losses ("NOLs") and certain other Tax Benefits will become substantially limited as the result of an “ownership change”.
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

12. Earnings per Share of Common Stock
The net income or loss attributable to the non-controlling OP units have been excluded from the basic earnings per share and the diluted earnings per share calculations attributable to common stockholders. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are excluded from net income available to common stockholders in the computation of earnings per share pursuant to the two-class method. Certain share-based awards are included in the diluted share count to the extent they are dilutive as discussed in Note 2. To the extent our Convertible Notes are dilutive under the if-converted method, we add back the interest expense to the numerator and include the weighted average shares of potential common stock over the period issuable upon conversion of the note in the denominator in calculating dilutive EPS as described in Note 2.
The computation of basic and diluted earnings per common share of our common stock is as follows:

	Year ended December 31,
Numerator:	2023	2022	2021
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$148.8	$41.5	$126.6
Less: Dividends and distributions to participating securities	(1.0)	(0.7)	(0.9)
Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$147.8	$40.8	$125.7
Add: Interest expense related to convertible notes under the if-converted method	7.5	1.4	6.3
Net income (loss) attributable to controlling stockholders—diluted	$155.3	$42.2	$132.0
Denominator:
Weighted-average number of common shares—basic	101,844,551	87,500,799	79,992,922
Weighted-average number of common shares—diluted	109,467,554	90,609,329	87,671,641
Basic earnings per common share	$1.45	$0.47	$1.57
Diluted earnings per common share	$1.42	$0.47	$1.51

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,314,182	1,002,002	485,013
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	612,742	445,218	577,594
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	612,742	445,218	577,594
Restricted stock units	94,654	38,222	16,348
LTIP Units with market-based vesting conditions	493,858	211,824	86,274
Potential shares of common stock related to convertible notes	3,549,083	3,537,460	—
13. Equity Method Investments
During the years ended December 31, 2023, 2022, and 2021 we recognized income of $141 million, $31 million, and $126 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Our basis in equity method investments exceeds the basis reported to us by our investees by an aggregate amount of $284 million, and $531 million, as of December 31, 2023 and 2022, respectively.

	Daggett Renewable HoldCo LLC	Other Investments (1)	Total
Balance Sheet	in millions
As of September 30, 2023
Current assets	$142	$1,114	$1,256
Total assets	782	16,420	17,202
Current liabilities	131	875	1,006
Total liabilities	548	7,799	8,347
Members’ equity	234	8,621	8,855
As of December 31, 2022
Current assets	—	692	692
Total assets	—	14,702	14,702
Current liabilities	—	822	822
Total liabilities	—	6,836	6,836
Members’ equity	—	7,866	7,866
Income Statement
For the nine months ended September 30, 2023
Revenue	7	737	744
Income (loss) from continuing operations	16	(110)	(94)
Net income (loss)	16	(110)	(94)
For the year ended December 31, 2022
Revenue	—	528	528
Income (loss) from continuing operations	—	(406)	(406)
Net income (loss)	—	(406)	(406)
For the year ended December 31, 2021
Revenue	—	183	183
Income (loss) from continuing operations	—	(589)	(589)
Net income (loss)	—	(589)	(589)
(1)    Represents aggregated financial statement information for investments not separately presented.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed approximately $1 million under the plan for the years ended December 31, 2023 and 2022, and less than $1 million during the year ended December 31 2021.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Balance at beginning of period	$41,024	$36,253	$35,757
Charged to provision	11,832	12,798	496
Loan charge-offs	—	(8,027)	—
Balance at end of period	$52,856	$41,024	$36,253

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 78 of this annual report on Form 10-K.

Item 9B.    Other Information
On February 15, 2023, we entered into an amendment and waiver (the “Amendment and Waiver”) to the Amended and Restated Employment Agreement of Jeffrey W. Eckel, our executive chairman.

Pursuant to the Amendment and Waiver any annual bonus received by Mr. Eckel for performance during the year ending December 31, 2024 and future periods will be paid in equity, subject to vesting requirements, instead of cash.
In addition, under the Amendment and Waiver, the target value of the equity compensation award to be granted to Mr. Eckel on March 1, 2024 was reduced from $3,285,750 to $1,647,000, subject to vesting and performance requirements.
The foregoing summary of the Amendment and Waiver does not purport to be complete and is qualified in its entirety by the terms of the Amendment and Waiver attached as an exhibit to this Annual Report on Form 10-K and incorporated by reference herein.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2023.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Securities Authorized For Issuance Under Equity Compensation Plans
In 2013, we adopted our 2013 Equity Incentive Plan (the “2013 Plan”) and in 2022, we adopted our 2022 Equity Incentive Plan (the “2022 Plan”), to provide equity-based incentive compensation to members of our senior management team, our independent directors, advisers, consultants and other personnel. The 2022 Plan authorizes our compensation committee to grant stock options, shares of restricted common stock, restricted stock units, phantom shares, dividend equivalent rights, LTIP Units and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. Up to 7,500,000 equity awards may be issued under the 2022 Plan. Upon the adoption of the 2022 Plan, no further awards were permitted to be granted under the 2013 Plan.
As of December 31, 2023, in the aggregate under the 2013 Plan and 2022 Plan, we have approximately 1.8 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2023:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	6,340,415
Equity compensation plans not approved by stockholders	—
Total	6,340,415
(1)The 2022 Plan provides for grants of up to 7,500,000 equity awards. As of December 31, 2023, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 1, 2023)

3.3
Articles Supplementary of Series A Junior Participating Preferred Stock of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on November 3, 2023)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2*	Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.5
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020)

4.6
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021)

4.7
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.8
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025) (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.9
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 3.750% Green Exchangeable Senior Unsecured Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

4.10
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.11
Tax Benefits Preservation Plan, dated as of November 2, 2023, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on November 3, 2023)

10.1*	Second Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P.
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)
10.3
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.4	2022 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 7, 2022)
10.5
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.9
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.10
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.11
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.12
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.13
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.14
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.16
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.17
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.18
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.19
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.20
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc Pangburn (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.21*	Amended and Restated Employment Agreement, dated January 26, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Richard R. Santoroski
10.22*	Amended and Restated Employment Agreement, dated February 15, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel
10.23
Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.24
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.25
Registration Rights Agreement, dated as of August 11, 2023, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the representatives of the Initial Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

10.26
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.27
Credit Agreement, dated as of April 19, 2021, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 on the Registrant’s Form 8-K (No. 011-35877), filed on April 20, 2021)

10.28
Credit Agreement, dated as of February 7, 2022, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on February 11, 2022.

10.29
Amendment No. 1 to Credit Agreement, dated as of May 31, 2023, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, issuing bank, sole bookrunner, sole lead arranger, lender and sustainability structuring agent, and Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Morgan Stanley Senior Funding, Inc., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents and lenders (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 2, 2023)

10.30
At Market Issuance Sales Agreement, dated May 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.31
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.32
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.33
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.34
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.35
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.
23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
97.1*	Hannon Armstrong Sustainable Infrastructure Capital, Inc. Recovery Policy Relating to Erroneously Awarded Incentive Compensation
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

Item 16.    Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 16, 2024	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey A. Lipson, Marc T. Pangburn and Charles W. Melko, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

By:	/s/ Jeffrey A. Lipson	President and Chief Executive Officer	February 16, 2024
	Jeffrey A. Lipson	(Principal Executive Officer)

By:	/s/ Marc T. Pangburn	Chief Financial Officer	February 16, 2024
	Marc T. Pangburn	and Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer, Treasurer and	February 16, 2024
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Jeffrey W. Eckel	Executive Chair of the Board	February 16, 2024
Jeffrey W. Eckel

By:	/s/ Lizabeth Ardisana		February 16, 2024
Lizabeth Ardisana

By:	/s/ Clarence D. Armbrister		February 16, 2024
Clarence D. Armbrister

By:	/s/ Teresa M. Brenner		February 16, 2024
Teresa M. Brenner

By:	/s/ Nancy C. Floyd		February 16, 2024
Nancy C. Floyd

By:	/s/ Charles M. O’Neil	February 16, 2024
Charles M. O’Neil

By:	/s/ Richard J. Osborne	February 16, 2024
Richard J. Osborne

By:	/s/ Steven G. Osgood	February 16, 2024
Steven G. Osgood

By:	/s/ Kimberly A. Reed	February 16, 2024
Kimberly A. Reed