Form 10-K/A
period 2023-12-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2024-03-28
CIK 1561894

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
On March 27, 2023, the registrant had a total of 113,768,977 shares of common stock, $0.01 par value, outstanding (which includes 312,087 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA	PCAOB ID:	42

AMENDMENT NO. 1

EXPLANATORY NOTE

Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (“SEC”) on February 16, 2024 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investment in Daggett Renewable HoldCo LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2023, that Lighthouse Renewable HoldCo 2 LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2022, and that our equity method investments in each of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries and Rosie TargetCo LLC and its subsidiaries, which are not consolidated in our financial statements, were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2021. Since the financial statements as of and for the year ended December 31, 2023, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2023. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 16, 2024, to include the following Exhibits:

•Exhibit 23.2 -- Consent of Ernst & Young LLP for the consolidated financial statements of Vivint Solar Asset 3 HoldCo Parent, LLC
•Exhibit 23.3 -- Consent of Ernst & Young LLP for the consolidated financial statements of Rosie TargetCo LLC
•Exhibit 23.4 -- Consent of Ernst & Young LLP for the consolidated financial statements of Daggett Renewable HoldCo LLC
•Exhibit 23.5 -- Consent of Ernst & Young LLP for the consolidated financial statements of Lighthouse Renewable HoldCo 2 LLC
•Exhibit 99.1 -- Consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2023 and 2022,and for the years ended December 31, 2023, 2022 and 2021 for Rosie TargetCo LLC and its subsidiaries
•Exhibit 99.3 -- Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable HoldCo LLC
•Exhibit 99.4 -- Consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 of Lighthouse Renewable HoldCo 2 LLC and its subsidiaries

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including its exhibits, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
3.1
Articles of Amendment and Restatement of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

3.2
Amended and restated bylaws of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 1, 2023)

3.3
Articles Supplementary of Series A Junior Participating Preferred Stock of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K (No. 001-35877), filed on November 3, 2023)

4.1
Specimen Common Stock Certificate of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registrant’s Form S-11 (No. 333-186711), filed on April 12, 2013)

4.2
Description of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 10-K (No. 001-35877), filed on February 16, 2024)

4.3
Indenture, dated as of August 22, 2017, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 22, 2017)

4.4
Indenture, dated as of April 21, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 6.00% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 001-35877), filed on April 21, 2020)

4.5
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020)

4.6
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021)

4.7
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.8
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025) (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.9
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 3.750% Green Exchangeable Senior Unsecured Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

4.10
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.11
Tax Benefits Preservation Plan, dated as of November 2, 2023, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Equiniti Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on November 3, 2023)

10.1*
Second Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

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
10.5
Restricted Stock Award Agreement dated April  23, 2013 between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.9
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K (No. 001-35877) for the year ended December, 31, 2017, filed on February 23, 2018)

10.10
Form of LTIP Unit Vesting Agreement under the 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.11
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.12
Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)

10.13
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.14
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Nathaniel J. Rose (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Employment Agreement, dated April  17, 2013, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Daniel McMahon (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015 (No. 001-35877), filed on August 7, 2015)

10.16
Employment Agreement, dated March 15, 2017, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Charles Melko (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.17
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.18
Employment Agreement, dated June 30, 2021, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.19
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.20
Amended and Restated Employment Agreement, dated February 14, 2023, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Marc Pangburn (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.21
Amended and Restated Employment Agreement, dated January 26, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Richard R. Santoroski (incorporated by reference to Exhibit 10.21 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

10.22
Amended and Restated Employment Agreement, dated February 15, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.22 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

10.23
Registration Rights Agreement, dated April 23, 2013, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.24
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.25
Registration Rights Agreement, dated as of August 11, 2023, by and among HAT Holdings I LLC, HAT Holdings II LLC, and Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the representatives of the Initial Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

10.26
Indemnity Agreement, dated as of September 30, 2015, by Hannon Armstrong Sustainable Infrastructure Capital, Inc. in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.27
Credit Agreement, dated as of April 19, 2021, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 on the Registrant’s Form 8-K (No. 011-35877), filed on April 20, 2021)

10.28
Credit Agreement, dated as of February 7, 2022, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sole lead arranger and sustainability structuring agent, Bank of America, N.A., Barclays Bank PLC, Credit Suisse AG, New York Branch, KeyBank National Association, Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on February 11, 2022.

10.29
Amendment No. 1 to Credit Agreement, dated as of May 31, 2023, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, issuing bank, sole bookrunner, sole lead arranger, lender and sustainability structuring agent, and Bank of America, N.A., Barclays Bank PLC, Citibank, N.A., Morgan Stanley Senior Funding, Inc., RBC Capital Markets, Sumitomo Mitsui Banking Corporation and Wells Fargo Bank, National Association, as documentation agents and lenders (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 2, 2023)

10.30
At Market Issuance Sales Agreement, dated May 13, 2020, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.31
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.32
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.33
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.34
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.35
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

21.1
List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877) filed on February 16, 2024)

23.1
Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877) filed on February 24, 2024)

23.2*	Consent of Ernst & Young LLP for Vivint Solar Asset 3 HoldCo Parent, LLC
23.3*	Consent of Ernst & Young LLP for Rosie TargetCo LLC
23.4*	Consent of Ernst & Young LLP for Daggett Renewable HoldCo LLC
23.5*	Consent of Ernst & Young LLP for Lighthouse Renewable HoldCo 2 LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
97.1
Hannon Armstrong Sustainable Infrastructure Capital, Inc. Recovery Policy Relating to Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K for the period ended December 31, 2023 (No. 001-35877) filed on February 16, 2024)

99.1*	Consolidated financial statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 of Vivint Solar Asset 3 HoldCo Parent, LLC and its subsidiaries
99.2*	Consolidated financial statements as of December 31, 2023 and 2022,and for the years ended December 31, 2023, 2022 and 2021 for Rosie TargetCo LLC and its subsidiaries
99.3*	Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable HoldCo LLC
99.4*	Consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 of Lighthouse Renewable HoldCo 2 LLC and its subsidiaries
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K (No. 001-35877), filed on February 16, 2024)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K (No. 001-35877), filed on February 16, 2024)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K (No. 001-35877), filed on February 16, 2024)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K (No. 001-35877), filed on February 16, 2024)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 28, 2024	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President