Form 10-Q
period 2024-03-31
Hannon Armstrong Sustainable Infrastructure Capital, Inc.
filed 2024-05-08
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 114,033,939 shares of common stock, par value $0.01 per share, outstanding as of May 3, 2024 (which includes 311,874 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (collectively, our “2023 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$61,419	$62,632
Equity method investments	3,263,391	2,966,305
Receivables, net of allowance of $52 million and $50 million, respectively	3,112,810	3,073,855
Receivables held-for-sale	5,422	35,299
Real estate	2,992	111,036
Investments	7,223	7,165
Securitization assets, net of allowance of $3 million and $3 million, respectively	220,003	218,946
Other assets	54,690	77,112
Total Assets	$6,727,950	$6,552,350
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$203,753	$163,305
Credit facilities	201,270	400,861
Commercial paper notes	65,278	30,196
Term loans payable	692,777	727,458
Non-recourse debt (secured by assets of $304 million and $239 million, respectively)	133,297	160,456
Senior unsecured notes	2,550,058	2,318,841
Convertible notes	608,102	609,608
Total Liabilities	4,454,535	4,410,725
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 113,475,576 and 112,174,279 shares issued and outstanding, respectively	1,135	1,122
Additional paid-in capital	2,415,118	2,381,510
Accumulated deficit	(227,820)	(303,536)
Accumulated other comprehensive income (loss)	29,111	13,165
Non-controlling interest	55,871	49,364
Total Stockholders’ Equity	2,273,415	2,141,625
Total Liabilities and Stockholders’ Equity	$6,727,950	$6,552,350

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenue
Interest income	$68,692	$43,108
Rental income	1,846	6,487
Gain on sale of assets	28,611	15,719
Securitization asset income	4,898	3,432
Other income	1,769	355
Total revenue	105,816	69,101
Expenses
Interest expense	61,872	37,216
Provision (benefit) for loss on receivables and securitization assets	2,022	1,883
Compensation and benefits	20,676	18,369
General and administrative	9,053	8,022
Total expenses	93,623	65,490
Income before equity method investments	12,193	3,611
Income (loss) from equity method investments	158,550	22,418
Income (loss) before income taxes	170,743	26,029
Income tax (expense) benefit	(46,195)	(1,431)
Net income (loss)	$124,548	$24,598
Net income (loss) attributable to non-controlling interest holders	1,523	492
Net income (loss) attributable to controlling stockholders	$123,025	$24,106
Basic earnings (loss) per common share	$1.08	$0.26
Diluted earnings (loss) per common share	$0.98	$0.26
Weighted average common shares outstanding—basic	112,617,809	91,102,374
Weighted average common shares outstanding—diluted	130,998,775	94,129,174
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$124,548	$24,598
Unrealized gain (loss) on available-for-sale securities and securitization assets, net of tax benefit (provision) of $1.7 million for the three months ended March 31, 2024 and $(0.3) million for the three months ended March 31, 2023	(5,088)	8,875
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(7.1) million for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023	21,231	(31,768)
Comprehensive income (loss)	140,691	1,705
Less: Comprehensive income (loss) attributable to non-controlling interest holders	1,720	22
Comprehensive income (loss) attributable to controlling stockholders	$138,971	$1,683

See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	123,025	—	1,523	124,548
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(5,025)	(63)	(5,088)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	20,971	260	21,231
Issued shares of common stock	1,293	13	32,830	—	—	—	32,843
Equity-based compensation	—	—	936	—	—	5,666	6,602
Issuance (repurchase) of vested equity-based compensation shares	9	—	(158)	—	—	—	(158)
Dividends and distributions	—	—	—	(47,309)	—	(879)	(48,188)
Balance at March 31, 2024	113,476	$1,135	$2,415,118	$(227,820)	$29,111	$55,871	$2,273,415

Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	24,106	—	492	24,598
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	8,760	115	8,875
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(31,183)	(585)	(31,768)
Issued shares of common stock	763	8	23,248	—	—	—	23,256
Equity-based compensation	—	—	774	—	—	7,124	7,898
Issuance (repurchase) of vested equity-based compensation shares	58	1	(1,318)	—	—	—	(1,317)
Dividends and distributions	—	—	—	(36,340)	—	(1,133)	(37,473)
Balance at March 31, 2023	91,658	$917	$1,946,904	$(297,708)	$(32,820)	$41,522	$1,658,815
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$124,548	$24,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	2,022	1,883
Depreciation and amortization	340	926
Amortization of financing costs	4,012	3,250
Equity-based compensation	6,601	7,898
Equity method investments	(145,900)	(11,415)
Non-cash gain on securitization	(32,342)	(6,882)
(Gain) loss on sale of receivables and investments	9,869	1,305
Changes in receivables held-for-sale	3	37,249
Changes in accounts payable and accrued expenses	59,123	936
Change in accrued interest on receivables and investments	(17,709)	(12,231)
Other	10,364	1,287
Net cash provided by (used in) operating activities	20,931	48,804
Cash flows from investing activities
Equity method investments	(127,422)	(362,831)
Equity method investment distributions received	3,762	1,469
Purchases of and investments in receivables	(230,885)	(96,842)
Principal collections from receivables	141,594	22,741
Proceeds from sales of receivables	24,769	7,634
Proceeds from sale of real estate	115,767	—
Posting of hedge collateral	—	(20,350)
Receipt of hedge collateral	2,920	—
Other	(450)	(548)
Net cash provided by (used in) investing activities	(69,945)	(448,727)
Cash flows from financing activities
Proceeds from credit facilities	250,000	312,000
Principal payments on credit facilities	(450,000)	(5,000)
Principal payments on term loan	(35,339)	—
Proceeds from issuance of non-recourse debt	94,000	—
Proceeds from issuance of commercial paper notes	35,000	100,000
Principal payments on non-recourse debt	(68,910)	(5,140)
Proceeds from issuance of senior unsecured notes	205,500	—
Net proceeds of common stock issuances	30,386	23,256
Payments of dividends and distributions	(45,093)	(35,142)
Withholdings on employee share vesting	(157)	(1,317)
Payment of financing costs	(7,498)	—
Posting of hedge collateral	(24,900)	—
Receipt of hedge collateral	69,000	—
Other	(725)	(503)
Net cash provided by (used in) financing activities	51,264	388,154
Increase (decrease) in cash, cash equivalents, and restricted cash	2,250	(11,769)
Cash, cash equivalents, and restricted cash at beginning of period	75,082	175,972
Cash, cash equivalents, and restricted cash at end of period	$77,332	$164,203
Interest paid	$33,207	$20,343
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$6,715	$5,330
Equity method investments retained from securitization transactions	32,564	—
Deconsolidation of non-recourse debt	51,233	32,923
Deconsolidation of assets pledged for non-recourse debt	51,761	31,371
See accompanying notes.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2024

1.The Company
Hannon Armstrong Sustainable Infrastructure Capital, Inc. (the “Company”) actively partners with clients to deploy real assets that facilitate the energy transition, which we refer to as “climate solutions”. Our investments take various forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We generate net investment income from our portfolio, and fees through gain-on-sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes equity investments in either preferred or common structures in unconsolidated entities and receivables and debt securities. We finance our business through cash on hand, recourse and non-recourse debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization or syndication structures.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940 (the “1940 Act”), as amended. We operate our business through, and along with two of our wholly owned subsidiaries serve as the general partners of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2024 and 2023, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Equity Method Investments
We have made equity investments, typically in structures where we have a preferred return position. These investments are typically owned in holding companies (using limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule which typically does not correspond with our ownership percentages. Investors in a preferred return position, if any, typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and common equity investors, often the operator of the project, receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments in climate solutions projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for the earnings or losses of the investee allocated to us based on the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events and liquidation contain substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond the amounts that are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for these investments to allow for the receipt of financial information.
We evaluate quarterly whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statement as an impairment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.
Receivables
Receivables include project loans and receivables, and are separately presented in our balance sheet to illustrate the differing nature of the credit risk related to these assets. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows.
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
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves held by the project, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period.
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
Real Estate
Real estate consists of land or other real property and its related lease intangibles, net of accumulated amortization. Our real estate is generally leased to tenants on a triple net lease basis, whereby the tenant is responsible for all operating expenses relating to the property, generally including property taxes, insurance, maintenance, repairs and capital expenditures. Certain real estate transactions may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our receivables as described above in Receivables.
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
Gain or loss on the sale of assets is calculated based on the excess of the proceeds received from the securitization (net of any transaction costs) plus any retained interests obtained over the cost basis of the assets sold. For retained interests, we generally estimate fair value based on the present value of future expected cash flows using our best estimates of the key assumptions of anticipated losses, prepayment rates, and current market discount rates commensurate with the risks involved. Cash flows related to our securitizations at origination are classified as operating activities in our consolidated statements of cash flows.
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
We account for our other retained interests in securitized financial assets, the residual assets, similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Residual interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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

Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can only be settled in our common stock, we have met the scope exemption, and therefore, we do not separately account for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity.
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
The interest rate derivatives we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings at the same time as the hedged item. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We also assess on an ongoing basis whether the forecasted transactions remain probable, and discontinue hedge accounting if we conclude that they do not. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets. When our collateral account with any particular counterparty is in a liability position, we include inflows and outflows related to those collateral postings within financing activities in our statement of cash flows. When our collateral account with any particular counterparty is in an asset position, we include inflows and outflows related to those collateral postings within investing activities in our statement of cash flows.
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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013, through our taxable year ended December 31, 2023. We have revoked our REIT election effective January 1, 2024 and beginning in taxable year 2024 are taxed as a taxable C Corporation. For tax years 2023 and prior, we had taxable REIT subsidiaries (“TRS”) that were taxed separately, and that were generally subject to U.S. federal, state and local income taxes. To qualify as a REIT, we were required to meet on an ongoing basis several organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT’s net taxable income before dividends paid, excluding capital gains, to our stockholders each year. As a REIT, for tax years ended December 31, 2023 and earlier, we were not subject to U.S. federal corporate income tax on that portion of net income that was distributed to our owners in accordance with the REIT rules. Subsequent to our REIT status revocation, all of our net taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate, and dividends paid to stockholders are no longer tax deductible.

We account for income taxes under ASC 740, Income Taxes (“ASC 740”) using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. We evaluate any deferred tax assets for valuation allowances based on an assessment of available evidence including sources of taxable income, prior years taxable income, any existing taxable temporary differences and our future investment and business plans that may give rise to taxable income. We treat any tax credits we receive from our equity investments in renewable energy projects as reductions of federal income taxes of the year in which the credit arises.
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
Equity-Based Compensation
We have adopted equity incentive plans which provide for grants of stock options, stock appreciation rights, restricted stock units, shares of restricted common stock, phantom shares, dividend equivalent rights, long-term incentive-plan units (“LTIP Units”) and other restricted limited partnership units issued by our Operating Partnership and other equity-based awards. From time to time, we may grant equity or equity-based awards as compensation to our senior management team, independent directors, employees, advisors, consultants and other personnel. Certain awards earned under each plan are based on achieving various performance or market targets, which are generally earned between 0% and 200% of the initial target, depending on the extent to which the performance or market target is met. In addition to performance or market targets, income or gain must be allocated by our Operating Partnership to certain LTIP Units issued by our Operating Partnership so that the capital accounts of such units are equalized with the capital accounts of other holders of OP units before parity is reached and LTIP Units can be converted to limited partnership units.
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
Segment Reporting
We manage our business as a single portfolio, and report all of our activities as one business segment.
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
Other accounting standards updates issued before May 8, 2024, and effective after March 31, 2024, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2024 and December 31, 2023, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,780	$3,113	Level 3
Receivables held-for-sale	6	5	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	220	220	Level 3
Derivative assets	53	53	Level 2
Liabilities (3)
Credit facilities	$201	$201	Level 3
Commercial paper notes	65	65	Level 3
Term loans payable	700	700	Level 3
Non-recourse debt	136	137	Level 3
Senior unsecured notes	2,485	2,570	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	205	214	Level 2
2028 Exchangeable Senior Notes	475	404	Level 2
Total Convertible Notes	680	618
Derivative liabilities	4	4	Level 2
(1)The amortized cost of our investments as of March 31, 2024, was $9 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of March 31, 2024 was $263 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2023
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,733	$3,074	Level 3
Receivables held-for-sale	36	35	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	219	219	Level 3
Derivative assets	10	10	Level 2
Liabilities (3)
Credit facilities	$401	$401	Level 3
Commercial paper notes	30	30	Level 3
Term loan facilities	736	736	Level 3
Non-recourse debt	158	162	Level 3
Senior unsecured notes	2,251	2,337	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	202	211	Level 2
2028 Exchangeable Senior Notes	481	408	Level 2
Total Convertible Notes	683	619
Derivative liabilities	9	9	Level 2
(1)    The amortized cost of our investments as of December 31, 2023, was $8 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended March 31,
	2024	2023
	(in millions)
Balance, beginning of period	$219	$177
Accretion of securitization residual assets	4	3
Additions to securitization residual assets	7	5
Collections of securitization residual assets	(3)	(1)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(7)	9
Provision for loss on securitization residual assets	—	—
Balance, end of period	$220	$193

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
March 31, 2024	$37	$160	$1	$46	20	65
December 31, 2023	24	164	0.3	41	11	66
(1)    Other than the assets discussed in Note 5, loss positions are due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of March 31, 2024 and December 31, 2023. The weighted average discount rates used to determine the fair value of our securitization residual assets as of March 31, 2024 and December 31, 2023 were 6.9% and 6.6%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2024	December 31, 2023
	(in millions)
Cash deposits	$61	$63
Restricted cash deposits (included in other assets)	16	12
Total cash deposits	$77	$75
Amount of cash deposits in excess of amounts federally insured	$65	$63
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the three months ended March 31, 2024 or March 31, 2023.

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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the three months ended March 31,
	2024	2023
	(in millions)
Gains on securitizations	$29	$16
Cost of financial assets securitized	459	263
Proceeds from securitizations	488	279
Residual and servicing assets	220	193
Cash received from residual and servicing assets	3	1
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 6% to 8% for the three months ended March 31, 2024.
As of March 31, 2024 and December 31, 2023, our managed assets totaled $12.9 billion and $12.3 billion, respectively, of which $6.5 billion and $6.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts. As of March 31, 2024 and December 31, 2023, these trusts held $6.0 billion and $5.6 billion, respectively, of notes due to investors.

We have an allowance for losses on securitization residual assets related to assets secured by property assessed clean energy liens, as a result of our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination. The following table reconciles our beginning and ending allowance for loss on securitization residual assets:

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$—
Provision for loss on securitization assets	—	—	—	—
Ending balance	$—	$3	$—	$—
As of March 31, 2024, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $110 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of March 31, 2024, our Portfolio included approximately $6.4 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2024, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2024	$105	$—	$—	$—	$105
2023	830	—	—	—	830
2022	1,015	—	—	—	1,015
2021	295	—	—	—	295
2020	170	—	—	—	170
2019	394	—	—	—	394
Prior to 2019	319	37	—	—	356
Total receivables held-for-investment	3,128	37	—	—	3,165
Less: Allowance for loss on receivables	(52)	—	—	—	(52)
Net receivables held-for-investment	3,076	37	—	—	3,113
Receivables held-for-sale	2	3	—	—	5
Investments	5	2	—	—	7
Real estate	3	—	—	—	3
Equity method investments (5)	3,226	—	37	—	3,263
Total	$6,312	$42	$37	$—	$6,391
Percent of Portfolio	99%	1%	—%	—%	100%

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

Receivables
As of March 31, 2024, our allowance for losses on receivables was $52 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended March 31, 2024, we increased our reserve by approximately $2 million, due to new loans and loan commitments made during the period.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	3,128	388	52	3,033	423	50
Government (2)	$37	$—	$—	$91	$—	$—
Total	$3,165	$388	$52	$3,124	$423	$50
(1)As of March 31, 2024, this category of assets includes $1.6 billion of mezzanine loans made on a non-recourse basis to special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $52 million allowance on these $3.1 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of March 31, 2024, our government receivables include $9 million of U.S. federal government transactions and $28 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2024		Three months ended March 31, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$41
Provision for loss on receivables	—	2	—	2
Ending balance	$—	$52	$—	$43
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2024:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,165	$5	$681	$1,082	$1,397
Weighted average yield by period	8.5%	7.1%	8.6%	8.9%	8.2%
Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases. In the first quarter of 2024, we sold $100 million carrying value of land and related intangibles, and we retain a residual interest in those assets in the form of an equity method investment. The components of our real estate portfolio that we own directly as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Real estate
Land	$3	$97
Lease intangibles	—	22
Accumulated amortization of lease intangibles	—	(8)
Real estate	$3	$111

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments.
As of March 31, 2024, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$598
Lighthouse Renewable HoldCo 2 LLC (1)	381
Other equity method investments	2,284
Total equity method investments	$3,263
(1)     Included in the Lighthouse Renwables Portfolio discussed below.
Lighthouse Renewables Portfolio
We have entered into certain agreements relating to the acquisition, ownership and management of preferred cash equity investments in four partnerships (the “Lighthouse Partnerships”) that expect to own cash equity interests in an approximately 1.6 gigawatt portfolio of onshore wind, utility-scale solar and solar-plus-storage projects (the “Renewables Portfolio”) developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse Partnerships of approximately $896 million through March 31, 2024, and the partnerships have a combined book balance of $1.1 billion as of that date. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $20 million in working capital loans to the Lighthouse Partnerships primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Renewables Portfolio features contracted cash flows with a diversified group of predominately investment grade corporate, utility, university and municipal offtakers.
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

Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of March 31, 2024, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $73 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
Jupiter is governed by an amended and restated limited liability company agreement, dated July 1, 2020, by and among the members, one of our subsidiaries and a subsidiary of the project sponsor, which contains customary terms and conditions. We own 100% of the Class A Units in Jupiter corresponding to 49% of the distributions from Jupiter subject to the preferences discussed below. Most major decisions that may impact Jupiter, its subsidiaries or its assets, require the majority vote of a four person committee on which we and the project sponsor each have two representatives. Through Jupiter, we will be entitled to preferred distributions until certain return targets are achieved. Once these return targets are achieved, distributions will be allocated approximately 33% to us and approximately 67% to the sponsor. We and the sponsor each have a right of first offer if the other party desires to transfer any of its equity ownership to a third party. We use the equity method of accounting to account for our preferred equity interest in Jupiter, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Related Party Transactions
Of our receivables, approximately $1.0 billion are loans made to entities in which we also have non-controlling equity investments of approximately $876 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(in millions)
Interest income from related party loans	$21	$15
Additional investments made in related party loans	61	14
Principal collected from related party loans	17	9
Interest collected from related party loans	17	15
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
As of March 31, 2024, we have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders which matures in February 2025 with a maximum outstanding borrowing amount of $915 million. In the second quarter of 2024, we amended the facility to have a maximum outstanding borrowing amount of $1.25 billion and extended the maturity date to April 2028. There were no changes to the pricing terms. At the time of the amendment, we drew an additional $275 million from the facility, which we used to make a partial prepayment on our unsecured term loan facility as further discussed in Note 8.

As of March 31, 2024, the outstanding balance on this facility was $201 million, and it currently bears interest at a weighted average rate of 7.25%. As of March 31, 2024, we have approximately $2 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
As of March 31, 2024, we have a CarbonCount Green Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes, in amounts up to $100 million outstanding at any time. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $100 million from Bank of America, N.A, to support these obligations which expires in June 2024. In the second quarter of 2024, we extended the maturity date of the letter of credit to April 2026 and increased the maximum amount outstanding under the letter of credit to $125 million. There were no changes to the pricing terms.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each commercial paper note. The letter of credit is automatically drawn upon at maturity of a commercial paper note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new commercial paper note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Commercial paper notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of March 31, 2024, we have $65 million of commercial paper notes outstanding under the facility which matures in 2024, which together bear an average total borrowing rate of 6.77%.
Commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.40% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 2.125%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be reduced by up to 0.1% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of March 31, 2024, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2024	December 31, 2023	Interest Rate	Maturity Date		March 31, 2024	December 31, 2023	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A (1)	$—	$68	4.28%	October 2034	$—	$—	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2 (2)	—	51	4.35%	April 2037	—	—	57	Receivables and restricted cash
HASI Harmony Issuer	95	—	6.78%	July 2043	—	261	—	Equity method investments
Other non-recourse debt (3)	42	43	3.15% - 7.23%	2024 to 2032	17	43	46	Receivables
Unamortized financing costs	(4)	(2)
Non-recourse debt (4)	$133	$160
(1)We prepaid this obligation in the first quarter of 2024.
(2)In the first quarter of 2024, contractual terms of this agreement were modified, which caused us to deconsolidate the entities holding such debt and its related pledged collateral.
(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $304 million and $239 million as of March 31, 2024 and December 31, 2023, respectively. These amounts include $15 million and $11 million of restricted cash pledged for debt service payments as of March 31, 2024 and December 31, 2023, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of March 31, 2024 and December 31, 2023.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of March 31, 2024, were as follows:

Future minimum maturities
(in millions)
April 1, 2024 to December 31, 2024	$6
2025	11
2026	7
2027	14
2028	10
2029	5
Thereafter	84
Total minimum maturities	$137
Unamortized financing costs	(4)
Total non-recourse debt	$133

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes are subject to covenants that limit our ability to incur additional indebtedness and require us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants will terminate on any date at which the Senior Unsecured Notes have been rated investment grade by two of the three major credit rating agencies and no event of default has occurred. We are in compliance with all of our covenants as of March 31, 2024 and December 31, 2023. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$400		April 15, 2025	6.00%	April 15 and October 15th	N/A
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (1)
2027 Notes	750	(3)	June 15, 2027	8.00%	June 15 and December 15	March 15, 2027 (2)
2030 Notes	375	(4)	September 15, 2030	3.75%	February 15th and August 15th	N/A

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
(3)In January 2024 in a follow-on offering we issued $200 million principal amount of 2027 Notes for net proceeds of $204 million, equivalent to a yield to maturity of 7.08% for the new issuance.
(4)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%.
We may redeem the 2025 or 2030 Notes in whole or in part at redemption prices defined in the indenture governing the 2025 or 2030 Notes plus accrued and unpaid interest though the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	March 31, 2024	December 31, 2023
	(in millions)
Principal	$2,525	$2,325
Accrued interest	42	15
Unamortized premium (discount)	3	(3)
Less: Unamortized financing costs	(19)	(18)
Carrying value of Senior Unsecured Notes	$2,551	$2,319

We recorded approximately $34 million in interest expense related to the Senior Unsecured Notes in the three months ended March 31, 2024, compared to approximately $19 million in the three months ended March 31, 2023, respectively.
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
The following are summarized terms of the Convertible Notes as of March 31, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.7454	$56.35	3.5	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.8494	$27.14	14.8	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $213 million.

For the exchangeable senior notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the exchange rate for a holder that converts its exchangeable notes in connection with such make-whole fundamental change. There are no cash settlement provisions for the 2025 Exchangeable Senior Notes and the exchange option can only be settled through physical delivery of our common stock. Upon exchange of the 2028 Exchangeable Senior Notes, exchange may be settled through cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (as described in the indenture related to the 2028 Exchangeable Senior Notes). Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2025 Exchangeable Senior Notes or the 2028 Exchangeable Senior Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2028 Exchangeable Senior Notes in whole or in part, at our option, on or after August 20, 2026 and prior to the 62nd scheduled trading day immediately preceding the maturity date for such notes, if certain conditions are met including our common stock trading above 130% of the exchange price for at least 20 trading days, as set forth in the indenture relating to the 2028 Exchangeable Senior Notes. Any shares of our common stock issuable upon exchange of the 2025 Exchangeable Senior Notes or 2028 Exchangeable Senior Notes will have certain registration rights.
We have issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually.
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

The following table presents a summary of the components of our Convertible Notes:

	March 31, 2024	December 31, 2023
	(in millions)
Principal	$603	$603
Accrued interest	2	6
Premium	13	11
Less: Unamortized financing costs	(9)	(10)
Carrying value of Convertible Notes	$609	$610

We recorded approximately $6 million in interest expense related to our Convertible Notes in the three months ended March 31, 2024 compared to $2 million for the three months ended March 31, 2023, respectively.
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

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the unsecured term loan facility”) with a syndicate of banks which has an outstanding principal amount of $524 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of March 31, 2024, the applicable margin is 2.125% plus 0.10%, and the current interest rate is 7.50%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. As of March 31, 2024, the unsecured term loan facility has a maturity date of October 31, 2025, and loans under the unsecured term loan facility can be prepaid without penalty. In the second quarter of 2024, we extended the maturity date to 2027, with no changes to the pricing terms, and used proceeds from our unsecured revolving credit facility to make a partial prepayment of $275 million on the unsecured term loan facility to reduce the outstanding principal balance.
Principal payments which were due under the term loan facility as of March 31, 2024 are as follows:

Future maturities
(in millions)
April 1, 2024 to December 31, 2024	$19
2025	505
2026	—
Total	524
Less: Unamortized Financing Costs	(4)
Carrying Value	$520
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
Secured Term Loan
We have a term loan (“Secured Term Loan”) with a maturity date of January 2028, under which principal amounts bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The facility is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The secured term loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The secured term loan also includes customary events of default and remedies.
As of March 31, 2024, the outstanding principal balance is $172 million, the interest rate is 7.67%, and we have financing receivables pledged with a carrying value of $409 million. In the first quarter of 2024, we removed $45 million of pledged assets as collateral, and made a principal payment of $28 million. We have $3 million of remaining unamortized financing costs associated with the Secured Term Loan that have been netted against the loan on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Term Loan Facility. Principal payments which were due under the Secured Term Loan Facility as of March 31, 2024 are as follows:

Future maturities
(in millions)
April 1, 2024 to December 31, 2024	$3
2025	12
2026	12
2027	11
2028	134
Total	172
Less: Unamortized Financing Costs	(3)
Carrying Value	$169
Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges as of March 31, 2024:

Instrument type		Hedged Rate		Notional Value	Fair Value as of
	Index				March 31, 2024	December 31, 2023	Term
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$400.0	$—	$(12)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400.0	14	7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600.0	17	7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.08%		400.0	19	8	April 2025 to April 2035
Interest rate collar	1 month SOFR	3.70% - 4.00%	(1)	250.0	2	—	May 2023 to May 2026
Interest rate swap	Overnight SOFR	4.41%		85.0	(2)	(4)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	4.39%		42.5	(1)	(2)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	4.42%		42.5	(1)	(2)	September 2023 to June 2033
				$2,220	$48	2
(1)     Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of March 31, 2024, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of March 31, 2024, we hold $54 million of collateral related to our interest rate derivatives, and we have posted $6 million of collateral. We have netted $52 million of the liability associated with that collateral against the derivative asset in other assets on our balance sheet, with the remaining liability in accounts payable, accrued interest, and other. We have netted $4 million of the asset associated with that collateral included in accounts payable, accrued expenses and other, with the remaining in other assets. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023
	(in thousands)
Interest expense	$61,872	$37,216
Benefit (expense) included in interest expense due to hedging activities	2,807	—
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2024, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of March 31, 2024, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of March 31, 2024, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that owns debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in August 2024. As of March 31, 2024, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(46) million for the three months ended March 31, 2024, compared to a $(1) million income tax (expense) benefit in the three months ended March 31, 2023. For the three months ended March 31, 2024 and 2023, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2024 and and 3% for 2023.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2023 and 2024:

Announced Date	Record Date		Pay Date	Amount per share
2/16/2023	4/3/2023		4/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
8/3/2023	10/4/2023		10/11/2023	$0.395
11/2/2023	12/29/2023	(1)	01/12/2024	$0.395
2/15/2024	04/5/2024		04/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
(1) This dividend is treated as a distribution in the year following the record date for tax purposes.

Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise.We have a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock during 2024 and 2023:

Date/Period	Common Stock Offerings	Shares Issued (2)	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2023	ATM	0.763	$31.31	(3)	$24
5/30/2023	Public Offering	15.000	22.23	(4)	333
Q2 2023	ATM	0.053	26.07	(3)	1
Q3 2023	ATM	4.394	24.71	(3)	107
Q4 2023	ATM	1.006	28.81	(3)	29
Q1 2024	ATM	1.193	25.89	(3)	31
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
Equity-based Compensation Awards
We have issued equity awards that vest from 2024 to 2028 subject to service, performance and market conditions. During the three months ended March 31, 2024, our board of directors awarded employees and directors 711,830 shares of restricted stock, restricted stock units and LTIP Units that vest from 2025 to 2028. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three months ended March 31, 2024 we recorded $7 million of stock based compensation, respectively, compared to $8 million during the three months ended March 31, 2023, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $34 million as of March 31, 2024. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	77,938	30.03	2.3
Vested	(98,367)	29.18	(2.9)
Forfeited	(12,356)	42.74	(0.5)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	190,430	25.96	4.9
Vested	(14,010)	47.91	(0.6)
Forfeited	—	—	—
Ending Balance — March 31, 2024	312,087	$28.43	$8.9

A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(16,460)	30.90	(0.5)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(14,216)	71.23	(1.0)
Ending Balance — March 31, 2024	80,438	$44.39	$3.6

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(142,041)	39.21	(5.5)
Forfeited	—	—	—
Ending Balance — December 31, 2023	477,074	$34.4	$16.5
Granted	265,352	25.96	6.9
Vested	(71,843)	48.65	(3.5)
Forfeited	—	—	—
Ending Balance — March 31, 2024	670,583	$29.53	$19.9

(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — March 31, 2024	535,608	$42.87	$23.0

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2024	128,024	$25.96	$3.3
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with performance-based vesting conditions can vest between 0% and 200% subject to the achievement of certain adjusted earnings per share. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
NOL Stockholder Rights Plan
We have a Tax Benefits Preservation Plan (“the Plan”), which is designed to protect our tax benefits in connection with any “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to be paid to all record holders of our common stock at the close of business on November 21, 2023. The Plan is intended to reduce the risk that our ability to use net operating losses (“NOLs”) and certain other Tax Benefits will become substantially limited as the result of an “ownership change”. As of December 31, 2023, we had approximately $666 million of NOLs and $31 million of tax credits available that may be used to offset future taxable income.
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
The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$123.0	$24.1
Less: Dividends and distributions on participating securities	(0.4)	(0.3)
Less: Undistributed earnings attributable to participating securities	(0.5)	—
Net income (loss) attributable to controlling stockholders — basic	122.1	23.8
Add: Interest expense related to Convertible Notes under the if-converted method	6.2	0.3
Add: Undistributed earnings attributable to participating securities	0.5	—
Net income (loss) attributable to controlling stockholders — dilutive	$128.8	$24.1

Denominator:
Weighted-average number of common shares — basic	112,617,809	91,102,374
Weighted-average number of common shares — diluted	130,998,775	94,129,174
Basic earnings per common share	$1.08	$0.26
Diluted earnings per common share	$0.98	$0.26

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,393,885	1,186,616

	As of March 31, 2024	As of March 31, 2023
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	982,670	680,917

	Three Months Ended March 31,
	2024	2023
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	982,670	680,917
Restricted stock units	80,438	99,884
LTIP Units with market-based vesting conditions	535,608	493,858
Potential shares of common stock related to Convertible Notes	—	3,537,460

13.    Equity Method Investments
We recognized income from our equity method investments of approximately $159 million during the three months ended March 31, 2024, respectively, compared to $22 million during the three months ended March 31, 2023, respectively. We describe our accounting for non-controlling equity investments in Note 2.
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

	Jupiter Equity Holdings LLC	Daggett 2 Targetco LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2023
Current assets	$56	$44	$1,019	$1,119
Total assets	2,955	480	15,692	19,127
Current liabilities	202	14	790	1,006
Total liabilities	499	203	8,166	8,868
Members' equity	2,456	277	7,526	10,259
As of December 31, 2022
Current assets	106	—	586	692
Total assets	3,114	—	11,588	14,702
Current liabilities	139	—	680	819
Total liabilities	751	—	6,083	6,834
Members' equity	2,363	—	5,505	7,868
Income Statement
For the year ended December 31, 2023
Revenue	296	3	990	1,289
Income (loss) from continuing operations	99	(4)	(139)	(44)
Net income (loss)	99	(4)	(139)	(44)
For the year ended December 31, 2022
Revenue	(74)	—	599	525
Income (loss) from continuing operations	(270)	—	(136)	(406)
Net income (loss)	(270)	—	(136)	(406)
(1)     Represents aggregated financial statement information for investments not separately presented.

14.    Subsequent Event
On May 4, 2024, we, through our indirect subsidiary, HASI CarbonCount Holdings 1, LLC (“HASI CarbonCount”), a Delaware limited liability company, and Hoops Midco, LLC (“KKR Hoops”), an investment vehicle established as a Delaware limited liability company and managed by an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), entered into agreements to acquire interests in CarbonCount Holdings 1 LLC (“CCH1”), established to invest in certain eligible climate positive projects across the United States, as further described below.
CCH1 has been formed as a Delaware limited liability company. Upon the closing, HASI CarbonCount and KKR Hoops will each commit $1 billion to CCH1, to be invested in clean energy assets during an 18 month investment period. In addition, HASI, through its indirect subsidiaries, Hannon Armstrong Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), will be engaged by CCH1 pursuant to a services agreement (the “Services Agreement’) to provide certain services to CCH1.
CCH1 will be governed by a board of directors (“the Board”) which will initially be composed of four directors, two of which will be appointed by us and two of which will be appointed by KKR Hoops. Actions of the Board generally require the affirmative vote of at least three out of four directors. The Board will, pursuant to the Services Agreement, delegate to the Service Providers certain rights and powers to manage the day-to-day business and affairs of CCH1 with control over the significant decision making of CCH1 remaining with the Board.
The Broker-Dealer will source investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI will be obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the Board until either Member’s commitment has been fully invested or upon the date that the 18-month investment period described above expires or is earlier terminated. The predetermined criteria within the Services Agreement does not alter our planned pipeline and includes investment opportunities that we would typically have originated on our balance sheet.
CCH1 will pay the Broker-Dealer, for provision of the services provided by it, an upfront fee on each funding of investments generally equal to 1% of the total cash consideration funded by CCH1 to the applicable investment counterparty. CCH1 will also pay the Asset Manager, for provision of the services provided by it, ongoing fees in respect of asset management and administering the management and operation of CCH1, payable when deducted from CCH1’s cash available for distribution. The fee payable to the Asset Manager will be calculated on the basis of certain performance thresholds and will generally not be less than 0.5% of invested capital per annum, subject to certain limited exceptions nor more than 1.00%.
At inception, we seeded CCH1 with equity method investments and receivables which were previously on balance sheet at a combined book value of $108 million as of March 31, 2024, and which are expected to have a total invested amount of $191 million once fully funded. We expect to receive approximately $55 million from KKR for the purchase of their share of the seeded assets on or before May 17, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to Hannon Armstrong Sustainable Infrastructure Capital, Inc., a Maryland corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” We invest in projects which, among others things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2023, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023 (collectively, our “2023 Form 10-K”), that was filed with the SEC.
Our Business
We are a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $12 billion in managed assets, our vision is that every investment improves our climate future. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. In addition to Net Investment Income from our portfolio, we also generate ongoing fees through gain-on-sale securitization transactions, asset management, and other services.
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
We completed approximately $562 million of transactions during the three months ended March 31, 2024, respectively, compared to approximately $389 million during the same period in 2023, respectively. As of March 31, 2024, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $6.4 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2024, our Portfolio consisted of approximately 500 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2024, we managed approximately $6.5 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2024, we manage approximately $12.9 billion of assets which we refer to as our “Managed Assets”.
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
We often make investments where we hold a preferred or mezzanine position in a project company where we are subordinated to project debt and/or preferred forms of equity. Investing greater than 10% of our assets in any single investment requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and our exemption from registration as an investment company under the 1940 Act.
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We finance our business through cash on hand, recourse and non-recourse debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization or syndication structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. We may also consider the use of special purpose entities or funds in which outside investors participate to facilitate the expansion of the investments that we make or to manage our Portfolio diversification. In May 2024, we entered into a strategic partnership with KKR, where we have each committed to invest $1 billion into climate solutions projects.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, incentivizes the construction of and investment in climate solutions and will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of March 31, 2024, our pipeline consisted of more than $5.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 51% is related to BTM assets and 26% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 through our taxable year ended December 31, 2023. In December 2023, our board of directors approved our revocation of our REIT status effective January 1, 2024, and are now taxed as a C Corporation beginning with tax year 2024. We operate our business in a manner that permits us to maintain our exemption from registration as an investment company under the 1940 Act.
Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size and transaction mix of our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, our ability to maintain our exemption from registration as an investment company under the 1940 Act, and the impact of climate change. We provide a summary of the factors impacting our operating results in our 2023 Form 10-K under MD&A – Factors Impacting our Operating Results.

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2024. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2023 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $6.4 billion as of March 31, 2024 and included approximately $3.1 billion of BTM assets and approximately $2.4 billion of GC assets, and approximately $0.9 billion of FTN assets. Approximately 49% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 44% consisted of fixed-rate receivables and debt securities, which are classified as investments on our balance sheet, approximately 5% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 500 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of March 31, 2024.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2024:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 10.06% per annum	$298		2026
Fixed-rate receivables, interest rates less than 5.00% per annum	49		2026 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	427		2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	790		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,050		2027 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	551		2024 to 2050
Receivables	3,165	(1)
Allowance for loss on receivables	(52)
Receivables, net of allowance	3,113
Fixed-rate investments, interest rates less than 5.00% per annum	7		2033 to 2047
Total receivables and investments	$3,120
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

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$67	$42
Average balance of receivables	$3,189	$2,020
Average interest rate of receivables	8.5%	8.2%
Interest income, investments	$—	$—
Average balance of investments	$8	$12
Average interest rate of investments	10.5%	4.5%
Rental income	$2	$6
Average balance of real estate	$90	$352
Average yield on real estate	8.2%	7.4%
Average balance of receivables, investments, and real estate	$3,287	$2,384
Average yield from receivables, investments, and real estate	8.5%	8.1%
Debt
Interest expense (1)	$62	$37
Average balance of debt	$4,380	$3,096
Average cost of debt	5.7%	4.8%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2024:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,165	$77	$1,045	$1,263	$780
Investments	7	1	1	3	2

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2024,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2024,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$68,692	$43,108	$25,584	59%
Rental income	1,846	6,487	(4,641)	(72)%
Gain on sale of assets	28,611	15,719	12,892	82%
Securitization asset income	4,898	3,432	1,466	43%
Other Income	1,769	355	1,414	398%
Total Revenue	105,816	69,101	36,715	53%
Expenses
Interest expense	61,872	37,216	24,656	66%
Provision for loss on receivables and securitization assets	2,022	1,883	139	7%
Compensation and benefits	20,676	18,369	2,307	13%
General and administrative	9,053	8,022	1,031	13%
Total expenses	93,623	65,490	28,133	43%
Income (loss) before equity method investments	12,193	3,611	8,582	238%
Income (loss) from equity method investments	158,550	22,418	136,132	607%
Income (loss) before income taxes	170,743	26,029	144,714	556%
Income tax (expense) benefit	(46,195)	(1,431)	(44,764)	3,128%
Net income (loss)	$124,548	$24,598	$99,950	406%

•Net income increased by $100 million due to an increase in income from equity method investments of $136 million and an increase in total revenue of $37 million, offset by a $28 million increase in total expenses, and a $45 million increase in income tax expense.
•Total revenue increased by $37 million due to a $27 million increase in interest income and securitization asset income, driven by a higher average Managed Assets and higher average interest rate. Rental income decreased by $5 million due to the sale of real estate assets in 2023 and 2024. Gain on sale and other income increased by $14 million, driven by a change in the mix and volume of assets being securitized, which included the balance sheet rotation of certain land and government receivable assets.
•Interest expense increased by $25 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $2 million provision for loss on receivables and securitization assets, driven primarily by loans and loan commitments made during the quarter.
•Compensation and benefits and general and administrative expenses increased by $3 million primarily due to growth of the company.
•Income (loss) from equity method investments using HLBV allocations increased by $136 million primarily due to allocations of income in the current period related to tax credits allocated to other investors in a grid-connected utility-scale solar project, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project, as well as due to an allocation of income related to mark-to-market income related to a power price derivative held by one of the projects in which we have invested.
•Income tax benefit (expense) increased by $45 million primarily due to larger income before income taxes driven primarily by income from equity method investments discussed above.

Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) adjusted earnings, (2) adjusted net investment income, (3) managed assets, and (4) adjusted cash from operations plus other portfolio collections. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.
Adjusted Earnings
We calculate adjusted earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our adjusted earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, adjusted earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors. Prior to 2024, we referred to this metric as distributable earnings.
We believe a non-GAAP measure, such as adjusted earnings, that adjusts for the items discussed above is and has been a meaningful indicator of our economic performance in any one period and is useful to our investors as well as management in evaluating our performance as it relates to expected dividend payments over time. Additionally, we believe that our investors also use adjusted earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of adjusted earnings is useful to our investors.
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
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method in any one period. Thus, in calculating adjusted earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital (based upon the underwritten investment rate), as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our adjusted earnings measure is an important supplement to the income (loss) from equity method investments as determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
	2024	2023
	(in millions)
Income (loss) under GAAP	$159	$22

Collections of Adjusted earnings	$13	$9
Return of Capital	3	3
Cash collected	$16	$12
Adjusted earnings does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), or an indication of our cash flow from operating activities (determined in accordance with GAAP), or a measure of our liquidity, or an indication of funds available to fund our cash needs, including our ability to make cash distributions. In addition, our methodology for calculating adjusted earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported adjusted earnings may not be comparable to similar metrics reported by other companies.
The table below provides a reconciliation of our GAAP net income (loss) to adjusted earnings for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$123,025	$0.98	$24,106	$0.26
Adjustments:
Reverse GAAP (income) loss from equity method investments	(158,550)		(22,418)
Equity method investments earnings adjustment	55,462		33,957
Equity-based expenses	9,058		9,435
Provision for loss on receivables (2)	2,022		1,883
Amortization of intangibles	171		772
Non-cash provision (benefit) for income taxes	46,195		1,431
Current year earnings attributable to non-controlling interest	1,523		492
Adjusted earnings (3)	$78,906	$0.68	$49,658	$0.53
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our adjusted earnings per share.
(2)In addition to these provisions, in the current period, we concluded that an equity method investment along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with this investment is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
(3)Adjusted earnings per share are based on 115,400,151 shares for the three months ended March 31, 2024, respectively, and 93,266,916 shares for the three months ended March 31, 2023, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls in assessing whether an instrument is equity-like or debt like.
Adjusted Net Investment Income
We have a portfolio of investments, which we finance using a combination of debt and equity. We calculate adjusted net investment income as shown in the table below by adjusting GAAP-based net investment income for those earnings adjustments that are applicable to adjusted net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses adjusted net investment income in this way. Our non-GAAP adjusted net investment income measure may not be comparable to similarly titled measures used by other companies. For further information on the adjustments between GAAP-based net investment income and adjusted net investment income, see the discussion above related to Adjusted Earnings. Prior to 2024, we referred to this measure as distributable net investment income.
The following is a reconciliation of our GAAP-based net investment income to our adjusted net investment income:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest income	$68,692	$43,108
Rental income	1,846	6,487
GAAP-based investment revenue	70,538	49,595
Interest expense	61,872	37,216
GAAP-based net investment income	8,666	12,379
Equity method earnings adjustment	55,462	33,957
Amortization of real estate intangibles	171	772
Adjusted net investment income	$64,299	$47,108

Managed Assets
As we consolidate assets on our balance sheet, securitize assets off-balance sheet, and manage assets in which we coinvest with other parties, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet assets that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of loans, equity investments and residual assets in off-balance sheet assets. Our management also uses Managed Assets in this way. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	March 31, 2024	December 31, 2023
	(in millions)
Equity method investments	$3,263	$2,966
Receivables, net of allowance	3,113	3,074
Receivables held-for sale	5	35
Real estate	3	111
Investments	7	7
GAAP-based Portfolio	6,391	6,193
Assets held in securitization trusts	6,502	6,060
Managed Assets	$12,893	$12,253
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
Also, Adjusted Cash Flow from Operations plus Other Portfolio Collections differs from Net cash provided by (used in) investing activities in that it excludes many of the uses of cash used in our investing activities such as in Equity method investments, Purchases of and investments in receivables, Purchases of real estate, Purchases of investments, Funding of escrow accounts, and excludes Withdrawal from escrow accounts, and Other. In addition, Adjusted Cash Flow from Operations plus Other Portfolio Collections is not comparable to Net cash provided by (used in) financing activities in that it excludes many of our financing activities such as proceeds from common stock issuances and borrowings and repayments of unsecured debt. We evaluate Adjusted Cash Flow from Operations plus Other Portfolio Collections on a trailing twelve month (“TTM”) basis, as cash collections during any one quarter may not be comparable to other single quarters due to, among other reasons, the seasonality of projects operations and the timing of disbursement and payment dates.

		Plus:	Less:
	For the year ended,	For the three months ended,	For the three months ended,	For the TTM ended,
	December 31, 2023	March 31, 2024	March 31, 2023	March 31, 2024
		(in thousands)
Net cash provided by operating activities	$99,689	$20,931	$48,804	$71,816
Changes in receivables held-for-sale	(51,538)	(3)	(37,249)	(14,292)
Equity method investment distributions received	30,140	3,762	1,469	32,433
Principal collections from receivables	197,784	141,594	22,741	316,637
Proceeds from sales of receivables	7,634	24,769	7,634	24,769
Proceeds from sales of land	—	115,767	—	115,767
Principal collection from investments (1)	3,805	—	62	3,743
Principal payments on non-recourse debt	(21,606)	(68,910)	(5,140)	(85,376)
Adjusted cash flow from operations and other portfolio collections	265,908	237,910	38,321	465,497
Less: Dividends	(159,786)	(45,093)	(35,142)	(169,737)
Cash Available for Reinvestment	106,122	192,817	3,179	295,760
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
Our Portfolio totaled approximately $6.4 billion as of March 31, 2024. Unlevered portfolio yield was 8.0% as of March 31, 2024 and 7.9% as of December 31, 2023. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2024.
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated on the ten year period ending March 31, 2024. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and investments. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in climate solutions. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of March 31, 2024 is:

Average Annual Recognized Loss on Managed Assets (GAAP)	0.12%
Average Annual Realized Loss on Managed Assets	0.06%
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated during the quarter ended March 31, 2024, will avoid annual carbon emissions by approximately 520,000 metric tons, equating to a CarbonCount® of 0.92. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 7 million metric tons.
Liquidity and Capital Resources
Liquidity is a measure of our ability to meet potential short term (within one year) and long term cash requirements. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, cash proceeds from asset sales and securitizations, fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include funding investments, operating expenses (including cash compensation), interest and principal payments on our debt, stockholder dividends and limited partner distributions, and funding investments. We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow.
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

We have adequate liquidity as of March 31, 2024, with unrestricted cash balances of $61 million, an unsecured revolving credit facility with an unused capacity of $707 million, and $35 million of available capacity in our green commercial paper program. During 2024, we have issued $31 million in equity, issued an additional $200 million principal amount of 2027 Senior Unsecured Notes for proceeds of $204 million, and issued $94 million of non-recourse debt secured by equity method investments. As of March 31, 2024, we had $137 million of non-recourse borrowings, $2.5 billion of senior unsecured notes, $696 million in term loans, and $603 million of Convertible Notes outstanding. Subsequent to March 31, 2024, we increased the available capacity available under our unsecured revolving credit facility to $1.25 billion, and extended the maturity of the facility to April 2028. Also subsequent to March 31, 2024, we extended the maturity of our unsecured term loan facility to April 2027, and used proceeds from the unsecured revolving credit facility to partially prepay our unsecured term loan facility by $275 million. Also subsequent to March 31, 2024, we increased the maximum amount outstanding under our green commercial paper program to $125 million, and extended the term of the facility to April 2026. For further information, see Note 8 to our financial statements of this Form 10-Q. As discussed in Note 14 to our financial statements in this Form 10-Q, subsequent to March 31, 2024, we entered into a strategic partnership with KKR, where we each have committed to invest $1 billion in climate solutions projects.
We also use off-balance sheet securitization transactions with large institutional investors such as life insurance companies, where we transfer the assets we originate to securitization trusts or other bankruptcy remote special purpose funding vehicles that are not consolidated on our balance sheet. As of March 31, 2024, the outstanding balance of our assets financed through the use of these off-balance sheet transactions was approximately $6.5 billion.
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity on our Senior Unsecured Notes, and loans under our term loan facility and the balances of our short-term commercial paper issuances and revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from those investments pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our convertible notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of our recourse debt obligations are as follows:

Maturities of Recourse Debt in Millions as of March 31, 2024
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2024
2025
2026
2027
2028
2029
2030
Senior Unsecured Notes
Convertible Notes
Credit facility (1)
Green commercial paper notes (1)
Term Loans (1)

(1)    Includes the impacts of April 2024 financing activities described above.
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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of those assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.9 to 1 as of March 31, 2024, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 97% as of March 31, 2024, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	March 31, 2024	% of Total	December 31, 2023	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$139	3%	$338	8%
Fixed-rate debt (2)	4,112	97%	3,909	92%
Total debt	$4,251	100%	$4,247	100%
Equity	$2,273		$2,142
Leverage	1.9 to 1		2.0 to 1

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
Sources and Uses of Cash
We had approximately $77 million and $75 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2024 and December 31, 2023, respectively.

Cash flows relating to operating activities
Net cash provided by operating activities was approximately $21 million for the three months ended March 31, 2024, driven primarily by net income of $125 million and adjustments for non-cash and other items of $104 million. The non-cash and other adjustments consisted of increases of $7 million related to equity-based compensation, $4 million of depreciation and amortization, $2 million related to provision for loss on receivables, and $69 million related to changes in accounts payable and accrued expenses and other items. These were partially offset by decreases of $146 million related to equity method investments, $22 million related to gains on securitizations, and $18 million related to portfolio accrued interest.

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
Cash flows relating to investing activities
Net cash used in investing activities was approximately $70 million for the three months ended March 31, 2024. We made $231 million of investments in receivables and fixed rate debt-securities and made $127 million of equity method investments. We collected $142 million of principal payments from receivables and fixed rate debt-securities, received $115 million from the sale of real estate, $4 million from equity method investments in excess of income recognized to date under GAAP, received $3 million of returned hedge collateral previously posted, and received $24 million from the sale of receivables and investments.
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
Cash flows relating to financing activities
Net cash provided by financing activities was approximately $51 million for the three months ended March 31, 2024. We received $250 million from our credit facilities, $30 million of net proceeds from issuances of common stock, $206 million from the issuance of senior unsecured notes, $35 million of net proceeds from the issuance of green commercial paper notes, $94 million of net proceeds from the issuance of non-recourse debt, and collected $69 million of hedge collateral, which were offset by $450 million of payments on credit facilities, $69 million of principal prepayments on non-recourse debt, $35 million in principal payments on our term loan, $7 million for payment of financing costs, $25 million for the posting of hedge collateral, and payments of $47 million of dividends, distributions and other items.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $224 million as of March 31, 2024, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
Our board of directors had approved of our revocation of our REIT status effective for tax year 2024. We elected to be taxed as a REIT during tax years 2023 and previous. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a REIT, we paid quarterly distributions, which on an annual basis equaled or exceeded substantially all of our REIT taxable income. The taxable income of the REIT would vary from our GAAP earnings due to a number of different factors including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in our Form 10-K regarding the amount of our distributions that were treated as ordinary taxable income to our stockholders.
The dividends declared in 2023 and 2024 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2024, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, residual assets in securitized financial assets, and derivatives that are carried on our balance sheet at fair value as of March 31, 2024, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $4.1 billion of debt with fixed rates, which includes $820 million of floating rate borrowings we have hedged using interest rate derivatives pursuant to strategies described above. We have $139 million of debt with variable interest rates outstanding as of March 31, 2024, including the unhedged portion of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $139 million in floating-rate borrowings by $174 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of the projects in which we invest have shorter term contracts (which may have the potential of producing higher current returns) or sell their power or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. Despite these protections, as natural gas or renewable fuel credit price volatility continues or PPAs expire, the cash flows from certain of the projects in which we have invested are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.
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
Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2024, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2024, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2024, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2023 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2024, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2024. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2024	6,198	$25.36	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2024.
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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

10.1
Credit Agreement, dated as of April 12, 2024, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner and sustainability structuring agent, JPMorgan, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Keybank National Association, M&T Bank, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers, Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA as documentation agents, and each lender from time to time party thereto. (incorporated by reference to Exhibit 1.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 17, 2024)

10.2
Amended and Restated Employment Agreement, dated January 26, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Richard R. Santoroski (incorporated by reference to Exhibit 10.21 on the Registrant’s Form 10-K (No. 011-35877) filed on February 16, 2024)

10.3
Amended and Restated Employment Agreement, dated February 15, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Jeffrey Eckel (incorporated by reference to Exhibit 10.22 on the Registrant’s Form 10-K (No. 011-35877) filed on February 16, 2024)

10.4*	Form of Hannon Armstrong Sustainable Infrastructure, L.P. Performance-Based LTIP Unit Award Agreement

10.5*	Employment Agreement, Dated April 15, 2024, by and between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Viral Amin

10.6*	Letter Agreement, dated April 4, 2024, between Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Capital LLC, and Richard R. Santoroski

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANNON ARMSTRONG SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 8, 2024	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: May 8, 2024	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: May 8, 2024	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President