Form 10-Q
period 2024-06-30
HA Sustainable Infrastructure Capital, Inc.
filed 2024-08-02
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 001-35877

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-1347456
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Park Place Suite 200		21401
Annapolis,	Maryland
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 116,751,041 shares of common stock, par value $0.01 per share, outstanding as of July 29, 2024 (which includes 297,453 shares of unvested restricted common stock).

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

- i -

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$145,695	$62,632
Equity method investments	3,371,373	2,966,305
Receivables, net of allowance of $48 million and $50 million, respectively	2,768,790	3,073,855
Receivables held-for-sale	36,383	35,299
Real estate	2,990	111,036
Investments	7,065	7,165
Securitization assets, net of allowance of $3 million and $3 million, respectively	237,865	218,946
Other assets	88,581	77,112
Total Assets	$6,658,742	$6,552,350
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$222,297	$163,305
Credit facilities	316,589	400,861
Commercial paper notes	110,326	30,196
Term loans payable	414,117	727,458
Non-recourse debt (secured by assets of $306 million and $239 million, respectively)	134,196	160,456
Senior unsecured notes	2,523,638	2,318,841
Convertible notes	614,412	609,608
Total Liabilities	4,335,575	4,410,725
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 115,151,661 and 112,174,279 shares issued and outstanding, respectively	1,152	1,122
Additional paid-in capital	2,467,512	2,381,510
Accumulated deficit	(249,277)	(303,536)
Accumulated other comprehensive income (loss)	41,052	13,165
Non-controlling interest	62,728	49,364
Total Stockholders’ Equity	2,323,167	2,141,625
Total Liabilities and Stockholders’ Equity	$6,658,742	$6,552,350

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Interest income	$62,779	$48,222	$131,471	$91,330
Rental income	83	6,487	1,929	12,973
Gain on sale of assets	25,795	14,791	54,405	30,510
Securitization asset income	5,218	4,330	10,116	7,762
Other income	642	504	2,411	860
Total revenue	94,517	74,334	200,332	143,435
Expenses
Interest expense	59,530	39,903	121,403	77,118
Provision (benefit) for loss on receivables and securitization assets	(4,198)	806	(2,177)	2,689
Compensation and benefits	20,814	13,862	41,490	32,232
General and administrative	7,955	10,095	17,007	18,117
Total expenses	84,101	64,666	177,723	130,156
Income before equity method investments	10,416	9,669	22,609	13,279
Income (loss) from equity method investments	26,874	2,252	185,424	24,670
Income (loss) before income taxes	37,290	11,921	208,033	37,949
Income tax (expense) benefit	(10,346)	1,601	(56,541)	171
Net income (loss)	$26,944	$13,522	$151,492	$38,120
Net income (loss) attributable to non-controlling interest holders	404	—	1,926	492
Net income (loss) attributable to controlling stockholders	$26,540	$13,522	$149,566	$37,628
Basic earnings (loss) per common share	$0.23	$0.14	$1.31	$0.39
Diluted earnings (loss) per common share	$0.23	$0.14	$1.22	$0.39
Weighted average common shares outstanding—basic	114,329,692	96,996,805	113,473,750	94,065,873
Weighted average common shares outstanding—diluted	114,433,285	99,989,158	131,922,504	97,075,329
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$26,944	$13,522	$151,492	$38,120
Unrealized gain (loss) on available-for-sale securities and securitization assets, net of tax benefit (provision) of $1.5 million and $3.2 million for the three and six months ended June 30, 2024 and $0.3 million and $0.0 million for the three and six months ended June 30, 2023	(4,562)	(5,308)	(9,650)	3,568
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(5.9) million and $(12.9) million for the three and six months ended June 30, 2024 and $1.1 million and $1.4 million for the three and six months ended June 30, 2023	16,666	30,651	37,896	(1,116)
Comprehensive income (loss)	39,048	38,865	179,738	40,572
Less: Comprehensive income (loss) attributable to non-controlling interest holders	566	526	2,286	548
Comprehensive income (loss) attributable to controlling stockholders	$38,482	$38,339	$177,452	$40,024

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2024	113,476	$1,135	$2,415,118	$(227,820)	$29,111	$55,871	$2,273,415
Net income (loss)	—	—	—	26,541	—	403	26,944
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(4,502)	(60)	(4,562)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	16,443	223	16,666
Issued shares of common stock	1,663	17	51,611	—	—	—	51,628
Equity-based compensation	—	—	1,091	—	—	7,190	8,281
Issuance (repurchase) of vested equity-based compensation shares	13	—	(308)	—	—	—	(308)
Dividends and distributions	—	—	—	(47,998)	—	(899)	(48,897)
Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167

Balance at March 31, 2023	91,658	$917	$1,946,904	$(297,708)	$(32,820)	$41,522	$1,658,815
Net income (loss)	—	—	—	13,522	—	—	13,522
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(5,238)	(70)	(5,308)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	30,055	596	30,651
Issued shares of common stock	15,104	151	335,566	—	—	—	335,717
Equity-based compensation	—	—	901	—	—	2,679	3,580
Issuance (repurchase) of vested equity-based compensation shares	8	—	(118)	—	—	—	(118)
Conversion of Convertible Notes	—	—	2	—	—	—	2
Dividends and distributions	—	—	—	(42,227)	—	(729)	(42,956)
Balance at June 30, 2023	106,770	$1,068	$2,283,255	$(326,413)	$(8,003)	$43,998	$1,993,905

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	149,566	—	1,926	151,492
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(9,527)	(123)	(9,650)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	37,414	482	37,896
Issued shares of common stock	2,956	30	84,441	—	—	—	84,471
Equity-based compensation	—	—	2,027	—	—	12,856	14,883
Issuance (repurchase) of vested equity-based compensation shares	22	—	(466)	—	—	—	(466)
Dividends and distributions	—	—	—	(95,307)	—	(1,777)	(97,084)
Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167

Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	37,628	—	492	38,120
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	3,521	47	3,568
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(1,127)	11	(1,116)
Issued shares of common stock	15,867	159	358,814	—	—	—	358,973
Equity-based compensation	—	—	1,675	—	—	9,803	11,478
Issuance (repurchase) of vested equity-based compensation shares	66	1	(1,436)	—	—	—	(1,435)
Conversion of convertible notes	—	—	2	—	—	—	2
Dividends and distributions	—	—	—	(78,567)	—	(1,864)	(80,431)
Balance at June 30, 2023	106,770	$1,068	$2,283,255	$(326,413)	$(8,003)	$43,998	$1,993,905

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$151,492	$38,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	(2,177)	2,689
Depreciation and amortization	515	1,862
Amortization of financing costs	8,192	6,318
Equity-based compensation	14,884	11,478
Equity method investments	(161,958)	(6,355)
Non-cash gain on securitization	(53,891)	(14,603)
(Gain) loss on sale of receivables and investments	8,532	1,305
Changes in receivables held-for-sale	(6,750)	51,538
Changes in accounts payable and accrued expenses	50,801	(9,733)
Change in accrued interest on receivables and investments	(33,242)	(14,518)
Cash received (paid) upon hedge settlement	19,261	—
Other	455	(2,375)
Net cash provided by (used in) operating activities	(3,886)	65,726
Cash flows from investing activities
Equity method investments	(168,896)	(429,944)
Equity method investment distributions received	11,426	4,203
Proceeds from sales of equity method investments	2,107	—
Purchases of and investments in receivables	(347,343)	(317,805)
Principal collections from receivables	470,788	74,328
Proceeds from sales of receivables	99,166	7,634
Proceeds from sale of real estate	115,767	—
Purchases of investments and securitization assets	—	(12,969)
Posting of hedge collateral	(1,140)	(13,380)
Receipt of hedge collateral	4,010	—
Other	(680)	(473)
Net cash provided by (used in) investing activities	185,205	(688,406)
Cash flows from financing activities
Proceeds from credit facilities	616,792	467,000
Principal payments on credit facilities	(701,792)	(235,000)
Proceeds from issuance of term loan	250,000	—
Principal payments on term loan	(561,023)	(4,788)
Proceeds from issuance of non-recourse debt	94,000	—
Proceeds from issuance of commercial paper notes	80,000	100,000
Principal payments on non-recourse debt	(69,958)	(10,069)
Proceeds from issuance of senior unsecured notes	205,500	—
Net proceeds of common stock issuances	82,014	357,594
Payments of dividends and distributions	(93,280)	(72,129)
Withholdings on employee share vesting	(466)	(1,433)
Payment of financing costs	(19,711)	(921)
Posting of hedge collateral	(90,860)	—
Receipt of hedge collateral	114,700	—
Other	(969)	(1,768)
Net cash provided by (used in) financing activities	(95,053)	598,486
Increase (decrease) in cash, cash equivalents, and restricted cash	86,266	(24,194)
Cash, cash equivalents, and restricted cash at beginning of period	75,082	175,972
Cash, cash equivalents, and restricted cash at end of period	$161,348	$151,778
Interest paid	$110,097	$68,167
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$28,164	$26,020
Equity method investments retained from securitization transactions	32,564	—
Equity method investments retained from sale of assets upon establishment of co-investment structure	54,655	—
Deconsolidation of non-recourse debt	51,233	32,923
Deconsolidation of assets pledged for non-recourse debt	51,761	31,371
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2024

1.The Company
HA Sustainable Infrastructure Capital, Inc., formerly known as Hannon Armstrong Sustainable Infrastructure Capital, Inc. prior to July 2, 2024 (the “Company”), actively partners with clients to deploy real assets that facilitate the energy transition, which we refer to as “climate solutions”. Our investments take various forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We generate net investment income from our portfolio, and fees through gain-on-sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and six-month periods ended June 30, 2024 and 2023, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond the amounts that are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for these investments to allow for the receipt of financial information. Our proportionate share of any revenue earned from equity method investees is eliminated through the income (loss) from equity method investment line of our income statement.
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
The interest rate derivatives we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects and is recognized in earnings along with the income tax effect at the same time as the hedged item, which is when interest expense is recognized. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We also assess on an ongoing basis whether the forecasted transactions remain probable, and discontinue hedge accounting if we conclude that they do not. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets. When our collateral account with any particular counterparty is in a liability position, we include inflows and outflows related to those collateral postings within financing activities in our statement of cash flows. When our collateral account with any particular counterparty is in an asset position, we include inflows and outflows related to those collateral postings within investing activities in our statement of cash flows. The inflows and outflows related to instruments designated as cash flow hedges are included within our statement of cash flows in the same section as the hedged item, which is typically operating activities for our instruments which hedge interest rate risk exposures.
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
Other accounting standards updates issued before August 2, 2024, and effective after June 30, 2024, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2024 and December 31, 2023, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.

The tables below illustrate the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Unsecured Notes (as defined below) and Convertible Notes are valued using a market-based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of June 30, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,480	$2,769	Level 3
Receivables held-for-sale	40	36	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	238	238	Level 3
Derivative assets	47	47	Level 2
Liabilities (3)
Credit facilities	$317	$317	Level 3
Commercial paper notes	110	110	Level 3
Term loans payable	422	422	Level 3
Non-recourse debt	136	138	Level 3
Senior unsecured notes	2,468	2,541	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	212	216	Level 2
2028 Exchangeable Senior Notes	501	408	Level 2
Total Convertible Notes	713	624
Derivative liabilities	3	3	Level 2
(1)The amortized cost of our investments as of June 30, 2024, was $8 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of June 30, 2024 was $287 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$220	$193	$219	$177
Accretion of securitization residual assets	4	4	8	7
Additions to securitization residual assets	21	21	28	26
Collections of securitization residual assets	(2)	(9)	(5)	(10)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(5)	(5)	(12)	4
Balance, end of period	$238	$204	$238	$204

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
June 30, 2024	$23	$177	$1	$52	18	73
December 31, 2023	24	164	0.3	41	11	66
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.

In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of June 30, 2024 and December 31, 2023. The weighted average discount rates used to determine the fair value of our securitization residual assets as of June 30, 2024 and December 31, 2023 were 6.9% and 6.6%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2024	December 31, 2023
	(in millions)
Cash deposits	$146	$63
Restricted cash deposits (included in other assets)	15	12
Total cash deposits	$161	$75
Amount of cash deposits in excess of amounts federally insured	$158	$63
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the six months ended June 30, 2024 or June 30, 2023.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the six months ended June 30,
	2024	2023
	(in millions)
Gains on securitizations	$55	$30
Cost of financial assets securitized	758	401
Proceeds from securitizations	813	431
Residual and servicing assets	238	204
Cash received from residual and servicing assets	6	10
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 6% to 8% for the six months ended June 30, 2024.
As of June 30, 2024 and December 31, 2023, our managed assets totaled $13.0 billion and $12.3 billion, respectively, of which $6.8 billion and $6.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of June 30, 2024 and December 31, 2023, these trusts held $6.2 billion and $5.6 billion, respectively, of notes due to investors.

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

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$—
Provision for loss on securitization assets	—	—	—	—
Ending balance	$—	$3	$—	$—

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$—
Provision for loss on securitization assets	—	—	—	—
Ending balance	$—	$3	$—	$—
As of June 30, 2024, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $120 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of June 30, 2024, our Portfolio included approximately $6.2 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2024, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2024	$—	$—	$—	$—	$—
2023	773	—	—	—	773
2022	1,013	—	—	—	1,013
2021	295	—	—	—	295
2020	172	—	—	—	172
2019	206	—	—	—	206
Prior to 2019	322	36	—	—	358
Total receivables held-for-investment	2,781	36	—	—	2,817
Less: Allowance for loss on receivables	(48)	—	—	—	(48)
Net receivables held-for-investment	2,733	36	—	—	2,769
Receivables held-for-sale	33	3	—	—	36
Investments	5	2	—	—	7
Real estate	3	—	—	—	3
Equity method investments (5)	3,333	—	38	—	3,371
Total	$6,107	$41	$38	$—	$6,186
Percent of Portfolio	99%	1%	—%	—%	100%

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

Receivables
As of June 30, 2024, our allowance for losses on receivables was $48 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended June 30, 2024, we decreased our reserve by approximately $4 million, driven by a large payment on a loan with a reserve and the contribution of loans with reserves to a co-investment structure.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	2,781	430	48	3,033	423	50
Government (2)	$36	$—	$—	$91	$—	$—
Total	$2,817	$430	$48	$3,124	$423	$50
(1)As of June 30, 2024, this category of assets includes $1.5 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $48 million allowance on these $2.8 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of June 30, 2024, our government receivables include $8 million of U.S. federal government transactions and $28 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2024		Three months ended June 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$52	$—	$43
Provision for loss on receivables	—	(4)	—	1
Ending balance	$—	$48	$—	$44

	Six months ended June 30, 2024		Six months ended June 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$41
Provision for loss on receivables	—	(2)	—	3
Ending balance	$—	$48	$—	$44
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2024:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,817	$16	$629	$1,092	$1,080
Weighted average yield by period	8.6%	7.6%	8.5%	9.0%	8.3%

Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases. In the first quarter of 2024, we sold $100 million carrying value of land and related intangibles, and we retain a residual interest in those assets in the form of an equity method investment. The components of our real estate portfolio that we own directly as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Real estate
Land	$3	$97
Lease intangibles	—	22
Accumulated amortization of lease intangibles	—	(8)
Real estate	$3	$111

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments.
As of June 30, 2024, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$604
Daggett Renewable HoldCo LLC	447
Lighthouse Renewable HoldCo 2 LLC	367
CarbonCount Holdings 1 LLC	66
Other equity method investments	1,887
Total equity method investments	$3,371
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of June 30, 2024, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $77 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of

Daggett of approximately $238 million through June 30, 2024. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility offtakers.
Daggett is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Daggett, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of each investment are achieved. Subject to customary exceptions, no member can transfer any of its equity ownership in Daggett to a third party without approval of the review committee of Daggett. We use the equity method of accounting to account for our preferred equity interests in Daggett, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables HoldCo 2 LLC
We have preferred equity interests in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse 2 of approximately $420 million through June 30, 2024. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $20 million in working capital loans to Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university offtakers.
Lighthouse 2 is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Lighthouse 2, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of each investment are achieved. Subject to customary exceptions, no member of Lighthouse 2 can transfer any of its equity ownership in Lighthouse 2 to a third party without approval of the review committee of Lighthouse 2. We use the equity method of accounting to account for our preferred equity interests in Lighthouse 2, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
CarbonCount Holdings 1 LLC
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
CCH1 has been formed as a Delaware limited liability company. HASI CarbonCount and KKR Hoops have each commited $1 billion to CCH1 to be invested in clean energy assets during an 18 month investment period. In addition, HASI, through its indirect subsidiaries, Hannon Armstrong Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement’) to provide certain services to CCH1.
CCH1 is governed by a board of directors (“the Board”) which will initially be composed of four directors, two of whom will be appointed by us and two of whom will be appointed by KKR Hoops. Actions of the Board generally require the affirmative vote of at least three out of four directors. Pursuant to the service agreement, the Board has delegated to the Service Providers certain rights and powers to manage the day-to-day business and affairs of CCH1, while retaining control over the significant decision making of CCH1. We account for our investment in CCH1 as an equity method investment.
The Broker-Dealer sources investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI is obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the Board until either joint venture party’s commitment has been fully invested or upon the date that the 18-month investment period described above expires or is earlier terminated. The investment criteria under the Services Agreement includes investment opportunities that we would typically have originated on our balance sheet.
CCH1 pays the Broker-Dealer, for provision of the services provided, an upfront fee on each funding of investments generally equal to 1% of the total cash consideration funded by CCH1 to the applicable investment counterparty. CCH1 also pays the Asset Manager, for provision of the services provided by it, ongoing fees in respect of asset management and administering the management and operation of CCH1, payable when deducted from CCH1’s cash available for distribution. The fee payable to the Asset Manager is calculated on the basis of certain performance thresholds and will generally not be less than 0.5% of invested capital per annum, subject to certain limited exceptions, nor more than 1.00%.
At inception, and prior to KKR’s acquisition of its interest in CCH1, we seeded CCH1 with equity method investments and receivables which were previously on our balance sheet with a combined book value of $108 million, and which are expected to have a total invested amount of $191 million once fully funded. We received approximately $55 million from KKR for the purchase of their share of the net assets of CCH1, resulting in the deconsolidation of CCH1 by us. There were no material differences between the amounts paid by KKR and the carrying values of the contributed assets, resulting in no material gain or loss upon deconsolidation and no material basis differences established. CCH1 will recognize income from its equity method investees one quarter in arrears to allow for its receipt of financial information.
Related Party Transactions
Of our receivables, approximately $834 million are loans made to entities in which we also have non-controlling equity investments of approximately $874 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, such as SunPower Corporation. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on these related party transactions:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(in millions)
Interest income from related party loans	$18	$16	$39	$32
Additional investments made in related party loans	33	78	94	92
Principal collected from related party loans	226	6	243	15
Interest collected from related party loans	17	15	34	30
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In the second quarter of 2024, we increased the maximum outstanding borrowing amount of this facility to $1.25 billion, and extended the maturity to April 2028.
As of June 30, 2024, the outstanding balance on this facility was $317 million, and it currently bears interest at a weighted average rate of 7.01%. As of June 30, 2024, we have approximately $10 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of SOFR or prime rate plus applicable margins based on our current credit rating, which may also be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. The current applicable margins are 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, plus an additional 0.10%. The unsecured revolving credit facility has a commitment fee based on our current credit rating. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.625% of the term loan amounts.
CarbonCount Green Commercial Paper Note Program
As of June 30, 2024, we have a CarbonCount Green Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes at any time. In the second quarter of 2024,we increased the capacity of the program to allow for up to $125 million outstanding at any time, and extended the maturity of the program to April 2026. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $125 million from Bank of America, N.A, to support these obligations which expires in April 2026.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each commercial paper note. The letter of credit is automatically drawn upon at maturity of a commercial paper note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new commercial paper note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Commercial paper notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of June 30, 2024, we have $110 million of commercial paper notes outstanding under the facility, which together bear an average total borrowing rate of 6.73%.
Commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.40% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be reduced by up to 0.1% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of June 30, 2024, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
Senior secured revolving credit agreement
In the second quarter of 2024, we entered into a senior secured revolving credit agreement with a maximum outstanding principal amount of $100 million which matures in 2029. Under the terms of the senior secured revolving credit agreement, we will pledge collateral to the facility in the form of certain qualifying land assets or assets secured by land and will be allowed to borrow up to 80% of our cash amount invested in the collateral pledged. Any loans under the agreement bear interest at a rate of Term SOFR plus 1.90%, and interest is due quarterly. The rate of interest can be reduced by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. There is a commitment fee of 0.20% of the used capacity of the agreement, which is paid quarterly. The senior secured revolving credit agreement contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The senior secured revolving credit agreement also includes customary events of default and remedies.
As of June 30, 2024, we had no balance outstanding on the senior secured revolving credit agreement, and availability under the revolving credit agreement of $22 million based on the pledged collateral. We had approximately $1 million in unamortized financing costs associated with the senior secured revolving credit agreement, which are included in other assets.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2024	December 31, 2023	Interest Rate	Maturity Date		June 30, 2024	December 31, 2023	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A (1)	$—	$68	4.28%	October 2034	$—	$—	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2 (2)	—	51	4.35%	April 2037	—	—	57	Receivables and restricted cash
HASI Harmony Issuer	97	—	6.78%	July 2043	—	263	—	Equity method investments
Other non-recourse debt (3)	41	43	3.15% - 7.23%	2024 to 2032	17	43	46	Receivables
Unamortized financing costs	(4)	(2)
Non-recourse debt (4)	$134	$160
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
(4)The total collateral pledged against our non-recourse debt was $306 million and $239 million as of June 30, 2024 and December 31, 2023, respectively. These amounts include $15 million and $11 million of restricted cash pledged for debt service payments as of June 30, 2024 and December 31, 2023, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of June 30, 2024 and December 31, 2023.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of June 30, 2024, were as follows:

Future minimum maturities
(in millions)
July 1, 2024 to December 31, 2024	$7
2025	11
2026	7
2027	14
2028	10
2029	5
Thereafter	84
Total minimum maturities	$138
Unamortized financing costs	(4)
Total non-recourse debt	$134

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes were subject to covenants that limited our ability to incur additional indebtedness and required us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants terminated during the second quarter of 2024 as a result of the Senior Unsecured Notes having been rated investment grade by two of the three major credit rating agencies and no event of default having occurred. We are in compliance with all of our remaining covenants as of June 30, 2024 and December 31, 2023. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
Subsequent to June 30, 2024, we issued $700 million principal amount of Senior Unsecured Notes due in July 2034 (“2034 Notes”), which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. We used a portion of the proceeds from this issuance to redeem the outstanding principal amount of the 2025 notes.
The following are summarized terms of the Senior Unsecured Notes as of June 30, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$400	(1)	April 15, 2025	6.00%	April 15 and October 15th	N/A
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (2)
2027 Notes	750	(4)	June 15, 2027	8.00%	June 15 and December 15	March 15, 2027 (3)
2030 Notes	375	(5)	September 15, 2030	3.75%	February 15th and August 15th	N/A

(1)Subsequent to June 30, 2024, we redeemed the 2025 Notes using proceeds from the issuance of the 2034 Notes. There was no premium paid upon redemption.

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
(3)Prior to this date, we may redeem, at our option, some or all of the 2027 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2027 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2027 Notes in whole or in part at a price equal to 100% of the principal amount, plus accrued and unpaid interest though the redemption date.
(4)In January 2024 in a follow-on offering we issued $200 million principal amount of 2027 Notes for net proceeds of $204 million, equivalent to a yield to maturity of 7.08% for the new issuance.
(5)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%. We may redeem the 2030 Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Notes plus accrued and unpaid interest though the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2024	December 31, 2023
	(in millions)
Principal	$2,525	$2,325
Accrued interest	14	15
Unamortized premium (discount)	2	(3)
Less: Unamortized financing costs	(18)	(18)
Carrying value of Senior Unsecured Notes	$2,523	$2,319

We recorded approximately $34 million and $68 million in interest expense related to the Senior Unsecured Notes in the three and six months ended June 30, 2024, respectively, compared to approximately $19 million and $38 million in the three and six months ended June 30, 2023, respectively.
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
The following are summarized terms of the Convertible Notes as of June 30, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.7717	$56.27	3.6	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.8767	$27.12	14.8	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $215 million.

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
The following table presents a summary of the components of our Convertible Notes:

	June 30, 2024	December 31, 2023
	(in millions)
Principal	$603	$603
Accrued interest	6	6
Premium	15	11
Less: Unamortized financing costs	(10)	(10)
Carrying value of Convertible Notes	$614	$610

We recorded approximately $6 million and $13 million in interest expense related to our Convertible Notes in the three and six months ended June 30, 2024 compared to $2 million and $5 million for the three and six months ended June 30, 2023, respectively.
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

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the unsecured term loan facility”) with a syndicate of banks which has an outstanding principal and accrued interest amount of $251 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of June 30, 2024, the applicable margin is 1.875% plus 0.10%, and the current interest rate is 7.26%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. Loans under the unsecured term loan facility can be prepaid without penalty. In the second quarter of 2024, we extended the maturity date to 2027, with no changes to the pricing terms, and used proceeds from our unsecured revolving credit facility to make a partial prepayment of $275 million on the unsecured term loan facility to reduce the outstanding principal balance.
Amounts which were due under the term loan facility as of June 30, 2024 are as follows:

Future maturities
(in millions)
July 1, 2024 to December 31, 2024	$7
2025	12
2026	11
2027	221
Total	251
Less: Unamortized Financing Costs	(5)
Carrying Value	$246
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
As of June 30, 2024, the outstanding principal and accrued interest balance is $171 million, the interest rate is 7.69%, and we have financing receivables pledged with a carrying value of $411 million. In the first quarter of 2024, we removed $45 million of pledged assets as collateral, and made a principal payment of $28 million. We have $3 million of remaining unamortized financing costs associated with the Secured Term Loan that have been netted against the loan on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Term Loan Facility. Amounts which were due under the Secured Term Loan Facility as of June 30, 2024 are as follows:

Future maturities
(in millions)
July 1, 2024 to December 31, 2024	$4
2025	10
2026	12
2027	11
2028	134
Total	171
Less: Unamortized Financing Costs	(3)
Carrying Value	$168

Interest Rate Swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges as of June 30, 2024:

Instrument type		Hedged Rate		Notional Value	Fair Value as of
	Index				June 30, 2024		December 31, 2023	Term of derivative and forecasted transactions
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$400	$4		$(12)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	17		7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600	23		7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.08%		400	—	(1)	8	April 2025 to April 2035
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250	3		—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	170	(3)		(8)	September 2023 to June 2033
				$2,220	$44		2
(1)     This swap was financially settled in June 2024, for a benefit of $19 million. The $19 million is in AOCI as of June 30, 2024 and will be amortized into interest expense over the term of the 2034 Notes.
(2)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)     Consists of three interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of June 30, 2024, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of June 30, 2024, we hold $33 million of collateral related to our interest rate derivatives, and we have posted $6 million of collateral. We have netted our $33 million of the liability associated with that collateral against the derivative asset in other assets on our balance sheet, with the remaining liability in accounts payable, accrued interest, and other. We have netted $4 million of the asset associated with that collateral included in accounts payable, accrued expenses and other, with the remaining in other assets.
The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - January 1, 2023	$—
Changes in fair value	7
Amounts released into interest expense	(6)
Ending Balance - December 31, 2023	$1
Changes in fair value	67
Amounts released into interest expense	(6)
Ending Balance - June 30, 2024	$62
The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and six months ended June 30, 2024 and 2023, respectively. We expect a benefit of $3 million to be released out of AOCI into interest expense over the 12 months following June 30, 2024.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense	$59,530	$39,903	$121,403	$77,118
Benefit (expense) included in interest expense due to hedging activities	2,808	1,447	5,615	1,447
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2024, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of June 30, 2024, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of June 30, 2024, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that owns debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in November 2024. As of June 30, 2024, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $(10) million and $(57) million for the three and six months ended June 30, 2024, compared to a $2 million and $0.2 million income tax (expense) benefit in the three and six months ended June 30, 2023. For the three and six months ended June 30, 2024 and 2023, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2024 and 3% for 2023.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2023 and 2024:

Announced Date	Record Date		Pay Date	Amount per share
2/16/2023	4/3/2023		4/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
8/3/2023	10/4/2023		10/11/2023	$0.395
11/2/2023	12/29/2023	(1)	01/12/2024	$0.395
2/15/2024	4/5/2024		04/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
8/1/2024	10/4/2024		10/18/2024	$0.415
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

Date/Period	Common Stock Offerings	Shares Issued (2)	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2023	ATM	0.763	$31.31	(3)	$24
5/30/2023	Public Offering	15.000	22.23	(4)	333
Q2 2023	ATM	0.053	26.07	(3)	1
Q3 2023	ATM	4.394	24.71	(3)	107
Q4 2023	ATM	1.006	28.81	(3)	29
Q1 2024	ATM	1.193	25.89	(3)	31
Q2 2024	ATM	1.662	31.42	(3)	52
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
Equity-based Compensation Awards
We have issued equity awards that vest from 2024 to 2028 subject to service, performance and market conditions. During the six months ended June 30, 2024, our board of directors awarded employees and directors 777,160 shares of restricted stock, restricted stock units and LTIP Units that vest from 2025 to 2028. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and six months ended June 30, 2024 we recorded $8 million and $15 million of stock based compensation, respectively, compared to $4 million and $11 million during the three and six months ended June 30, 2023, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $27 million as of June 30, 2024. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	77,938	30.03	2.3
Vested	(98,367)	29.18	(2.9)
Forfeited	(12,356)	42.74	(0.5)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	201,049	26.28	5.3
Vested	(37,595)	37.37	(1.5)
Forfeited	(1,669)	27.90	—
Ending Balance — June 30, 2024	297,452	$28.35	$8.4
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(16,460)	30.90	(0.5)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(14,864)	70.04	(1.0)
Ending Balance — June 30, 2024	79,790	$44.40	$3.6

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(142,041)	39.21	(5.5)
Forfeited	—	—	—
Ending Balance — December 31, 2023	477,074	$34.4	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance — June 30, 2024	560,971	$29.99	$16.9

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — June 30, 2024	535,608	$42.87	$23.0

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — June 30, 2024	128,024	$25.96	$3.3
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with performance-based vesting conditions can vest between 0% and 200% subject to the achievement of certain adjusted earnings per share. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
NOL Stockholder Rights Plan
As of June 30, 2024, we had a Tax Benefits Preservation Plan (“the Plan”), which is designed to protect our tax benefits in connection with any “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to be paid to all record holders of our common stock at the close of business on November 21, 2023. The Plan is intended to reduce the risk that our ability to use net operating losses (“NOLs”) and certain other Tax Benefits will become substantially limited as the result of an “ownership change”. As of December 31, 2023, we had approximately $666 million of NOLs and $31 million of tax credits available that may be used to offset future taxable income. On July 1, 2024, we entered into an amendment which caused the Rights under the Plan to expire on July 1, 2024, effectively terminating the Plan at that time in anticipation of the effectiveness of the Company’s reincorporation as a Delaware corporation on July 2, 2024. The Company’s Delaware Certificate of Incorporation includes Charter Tax Benefit Provisions which are intended to replace the Tax Benefits Preservation Plan.
Pursuant to the Plan, during the period in which it existed, if a stockholder (or group) became a 5% stockholder without meeting certain exceptions, the Rights became exercisable upon board approval and entitled stockholders (other than the 5% stockholder or group causing the rights to become exercisable) to purchase additional of our common shares at a significant discount, resulting in significant dilution in the economic interest and voting power of the 5% stockholder or group causing the Rights to become exercisable. Stockholders owning 5% or more of our outstanding shares at the time the Plan was adopted were grandfathered and would have only caused the Rights to distribute and become exercisable if they acquire any additional HASI shares. Under the Plan, the Board had the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 5% stockholder. The adoption of the Plan and the dividend distribution did not, and the termination of the plan will not, have an impact on our consolidated financial statements.
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$26.5	$13.5	$149.6	$37.6
Less: Dividends and distributions on participating securities	(0.3)	(0.2)	(0.8)	(0.5)
Less: Undistributed earnings attributable to participating securities	—	—	(0.4)	—
Net income (loss) attributable to controlling stockholders — basic	26.2	13.3	148.4	37.1
Add: Interest expense related to Convertible Notes under the if-converted method	—	0.3	12.5	0.7
Add: Undistributed earnings attributable to participating securities	—	—	0.4	—
Net income (loss) attributable to controlling stockholders — dilutive	$26.2	$13.6	$161.3	$37.8

Denominator:
Weighted-average number of common shares — basic	114,329,692	96,996,805	113,473,750	94,065,873
Weighted-average number of common shares — diluted	114,433,285	99,989,158	131,922,504	97,075,329
Basic earnings per common share	$0.23	$0.14	$1.31	$0.39
Diluted earnings per common share	$0.23	$0.14	$1.22	$0.39

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,529,282	1,331,877	1,461,584	1,259,246

	As of June 30, 2024	As of June 30, 2023
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	858,423	630,420

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	858,423	630,420	858,423	630,420
Restricted stock units	20,926	99,984	20,926	99,984
LTIP Units with market-based vesting conditions	253,574	493,858	253,574	493,858
Potential shares of common stock related to Convertible Notes	18,397,237	3,539,999	—	3,539,999

13.    Equity Method Investments
We recognized income from our equity method investments of approximately $27 million and $185 million during the three and six months ended June 30, 2024, respectively, compared to $2 million and $25 million during the three and six months ended June 30, 2023, respectively. We describe our accounting for non-controlling equity investments in Note 2. As of June 30, 2024 and December 31, 2023, we had 47 and 46 investments, respectively, which we accounted for under the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns.
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

	Jupiter Equity Holdings LLC	Daggett Renewable Holdco LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2024
Current assets	$45	$59	$970	$1,074
Total assets	2,922	1,144	15,859	19,925
Current liabilities	210	12	819	1,041
Total liabilities	506	453	8,363	9,322
Members' equity	2,416	691	7,496	10,603
As of December 31, 2023
Current assets	52	35	916	1,003
Total assets	2,950	677	14,981	18,608
Current liabilities	205	10	723	938
Total liabilities	500	262	7,904	8,666
Members' equity	2,450	415	7,077	9,942
Income Statement
For the three months ended March 31, 2024
Revenue	20	12	229	261
Income (loss) from continuing operations	(33)	1	(52)	(84)
Net income (loss)	(33)	1	(52)	(84)
For the three months ended March 31, 2023
Revenue	26	—	130	156
Income (loss) from continuing operations	(25)	(6)	(128)	(159)
Net income (loss)	(25)	(6)	(128)	(159)
(1)     Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation formerly known as Hannon Armstrong Infrastructure Capital, Inc. prior to July 2, 2024, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” We invest in projects which, among others things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
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
We completed approximately $260 million and $822 million of transactions during the three and six months ended June 30, 2024, respectively, compared to approximately $426 million and $815 million during the same period in 2023, respectively. As of June 30, 2024, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $6.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2024, our Portfolio consisted of approximately 500 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2024, we managed approximately $6.8 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2024, we manage approximately $13 billion of assets which we refer to as our “Managed Assets”.
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
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We finance our business through cash on hand, recourse and non-recourse debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization, syndication, or co-investment structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. We may also consider the use of special purpose entities or funds in which outside investors participate to facilitate the expansion of the investments that we make or to manage our Portfolio diversification. In May 2024, we entered into a strategic partnership with KKR, where we have each committed to invest $1 billion into climate solutions projects.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, incentivizes the construction of and investment in climate solutions and will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of June 30, 2024, our pipeline consisted of more than $5.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 55% is related to BTM assets and 22% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2024. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $6.2 billion as of June 30, 2024 and included approximately $3.0 billion of BTM assets and approximately $2.4 billion of GC assets, and approximately $0.8 billion of FTN assets. Approximately 52% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 41% consisted of fixed-rate receivables and debt securities, which are classified as investments on our balance sheet, approximately 4% consisted of floating-rate receivables, and 3% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 500 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of June 30, 2024.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2024:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 10.06% per annum	$253		2026
Fixed-rate receivables, interest rates less than 5.00% per annum	47		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	227		2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	790		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,054		2027 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	446		2026 to 2050
Receivables	2,817	(1)
Allowance for loss on receivables	(48)
Receivables, net of allowance	2,769
Fixed-rate investments, interest rates less than 5.00% per annum	7		2033 to 2047
Total receivables and investments	$2,776
(1)    Excludes receivables held for sale of $36 million.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$63	$47	$130	$89
Average balance of receivables	$3,041	$2,182	$3,110	$2,114
Average interest rate of receivables	8.3%	8.6%	8.3%	8.4%
Interest income, investments	$—	$—	$—	$—
Average balance of investments	$9	$12	$9	$12
Average interest rate of investments	4.5%	4.9%	7.5%	4.7%
Rental income	$—	$6	$2	$13
Average balance of real estate	$3	$352	$46	$352
Average yield on real estate	11.1%	7.4%	8.3%	7.4%
Average balance of receivables, investments, and real estate	$3,052	$2,546	$3,165	$2,478
Average yield from receivables, investments, and real estate	8.3%	8.4%	8.3%	8.2%
Debt
Interest expense (1)	$60	$40	$121	$77
Average balance of debt	$4,218	$3,336	$4,299	$3,216
Average cost of debt	5.6%	4.8%	5.6%	4.8%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of June 30, 2024:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,817	$81	$1,013	$1,262	$461
Investments	7	1	1	3	2

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of June 30, 2024,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2024,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$62,779	$48,222	$14,557	30%
Rental income	83	6,487	(6,404)	(99)%
Gain on sale of assets	25,795	14,791	11,004	74%
Securitization asset income	5,218	4,330	888	21%
Other Income	642	504	138	27%
Total Revenue	94,517	74,334	20,183	27%
Expenses
Interest expense	59,530	39,903	19,627	49%
Provision for loss on receivables and securitization assets	(4,198)	806	(5,004)	(621)%
Compensation and benefits	20,814	13,862	6,952	50%
General and administrative	7,955	10,095	(2,140)	(21)%
Total expenses	84,101	64,666	19,435	30%
Income (loss) before equity method investments	10,416	9,669	747	8%
Income (loss) from equity method investments	26,874	2,252	24,622	1,093%
Income (loss) before income taxes	37,290	11,921	25,369	213%
Income tax (expense) benefit	(10,346)	1,601	(11,947)	(746)%
Net income (loss)	$26,944	$13,522	$13,422	99%

•Net income increased by $13 million due to an increase in revenue of $20 million and an increase in income from equity method investments of $25 million, offset by a $19 million increase in total expenses, and a $12 million increase in income tax expense.
•Total revenue increased by $20 million due to a $15 million increase in interest income and securitization asset income, driven by a higher average Managed Assets balance and higher average interest rate. Rental income decreased by $6 million due to the sale of real estate assets in 2023 and 2024. Gain on sale and other income increased by $11 million, driven by a change in the mix and volume of assets being securitized.
•Interest expense increased by $20 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $4 million benefit for loss on receivables and securitization assets, driven primarily by a reduction in our reserve related to the contribution of assets into a co-investment vehicle.
•Compensation and benefits and general and administrative expenses increased by $5 million primarily due to growth of the company and to a change in our retirement policy, resulting in the acceleration of share-based compensation expense.
•Income (loss) from equity method investments using HLBV allocations increased by $25 million primarily due to allocations of income in the current period related to tax credits allocated to other investors.
•Income tax expense increased by $12 million primarily due to higher pre-tax book income.

Comparison of the Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$131,471	$91,330	$40,141	44%
Rental income	1,929	12,973	(11,044)	(85)%
Gain on sale of assets	54,405	30,510	23,895	78%
Securitization asset income	10,116	7,762	2,354	30%
Other Income	2,411	860	1,551	180%
Total Revenue	200,332	143,435	56,897	40%
Expenses
Interest expense	121,403	77,118	44,285	57%
Provision for loss on receivables	(2,177)	2,689	(4,866)	(181)%
Compensation and benefits	41,490	32,232	9,258	29%
General and administrative	17,007	18,117	(1,110)	(6)%
Total expenses	177,723	130,156	47,567	37%
Income (loss) before equity method investments	22,609	13,279	9,330	70%
Income (loss) from equity method investments	185,424	24,670	160,754	652%
Income (loss) before income taxes	208,033	37,949	170,084	448%
Income tax (expense) benefit	(56,541)	171	(56,712)	(33,165)%
Net income (loss)	$151,492	$38,120	$113,372	297%
•Net income increased by $113 million due to an increase in income from equity method investments of $161 million and an increase in total revenue of $57 million, offset by an increase in total expenses of $48 million and an increase in income tax expense of $57 million.
•Total revenue increased by $57 million due to a $42 million increase in interest income and securitization income driven by higher Managed Assets. Rental income decreased by $11 million due to the sale of real estate assets in 2023 and 2024. Gain on sale and other income increased by $25 million, driven by a change in the mix and volume of assets being securitized, which included the balance sheet rotation of certain land and government receivable assets.
•Interest expense increased by $44 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a benefit for loss on receivables of $2 million driven primarily by a reduction in our reserve related to the contribution of assets into a co-investment vehicle.
•Compensation and benefits and general and administrative expense increased by $8 million primarily due to growth of the company.
•Income from equity method investments increased by $161 million primarily due to allocations of income in the current period related to tax credits allocated to other investors in a grid-connected utility-scale solar project, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project, as well as due to an allocation of income related to mark-to-market income related to a power price derivative held by one of the projects in which we have invested.
•Income tax expense increased by $57 million primarily due to larger income before income taxes driven primarily by income from equity method investments discussed above.
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
Adjusted Earnings
We calculate adjusted earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our adjusted earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, adjusted earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors. Prior to 2024, we referred to this metric as distributable earnings.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and six months ended June 30, 2024 and 2023.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in millions)
Income (loss) under GAAP	$27	$2	$185	$25

Collections of Adjusted earnings	$18	$9	$31	$18
Return of Capital	1	2	4	5
Cash collected	$19	$11	$35	$23
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
The table below provides a reconciliation of our GAAP net income (loss) to adjusted earnings for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$26,540	$0.23	$13,522	$0.14	$149,566	$1.22	$37,628	$0.39
Adjustments:
Reverse GAAP (income) loss from equity method investments	(26,874)		(2,252)		(185,424)		(24,670)
Equity method investments earnings adjustment (2)	59,291		38,461		114,753		72,419
Elimination of proportionate share of fees earned from co-investment structures (3)	(111)		—		(111)		—
Equity-based expenses	8,282		3,438		17,341		12,873
Provision for loss on receivables (4)	(4,198)		806		(2,177)		2,689
Amortization of intangibles	3		772		174		1,544
Non-cash provision (benefit) for income taxes	10,346		(1,601)		56,541		(171)
Current year earnings attributable to non-controlling interest	404		—		1,926		492
Adjusted earnings (5)	$73,683	$0.63	$53,146	$0.53	$152,589	$1.31	$102,804	$1.07
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our adjusted earnings per share.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)This adjustment is to eliminate the intercompany portion of fees received from co-investment structures that for GAAP net income is included in the Equity method income line item. Since we remove GAAP Equity method income for purposes of our Adjusted Earnings metric, we add back the elimination through this adjustment.
(4)In addition to these provisions, in the six months ended June 30, 2024, we concluded that an equity method investment along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with this investment is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
(5)Adjusted earnings per share are based on 117,506,065 shares and 116,453,108 shares for the three and six months ended June 30, 2024, respectively, and 99,581,898 shares and 96,441,450 shares for the three and six months ended June 30, 2023, respectively, which represents the weighted average number of fully-diluted shares outstanding including our restricted stock awards, restricted stock units, long-term incentive plan units, and the non-

controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls in assessing whether an instrument is equity-like or debt like.
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
The following is a reconciliation of our GAAP-based net investment income to our adjusted net investment income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Interest income	$62,779	$48,222	$131,471	$91,330
Rental income	83	6,487	1,929	12,973
GAAP-based investment revenue	62,862	54,709	133,400	104,303
Interest expense	59,530	39,903	121,403	77,118
GAAP-based net investment income	3,332	14,806	11,997	27,185
Equity method earnings adjustment	59,291	38,461	114,753	72,419
Amortization of real estate intangibles	3	772	174	1,544
Adjusted net investment income	$62,626	$54,039	$126,924	$101,148

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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	June 30, 2024	December 31, 2023
	(in millions)
Equity method investments	$3,371	$2,966
Receivables, net of allowance	2,769	3,074
Receivables held-for sale	36	35
Real estate	3	111
Investments	7	7
GAAP-based Portfolio	6,186	6,193
Assets held in securitization trusts	6,724	6,060
Assets held in co-investment structures	57	$—
Managed Assets	$12,967	$12,253
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
Cash available for reinvestment is a non-GAAP measure which is calculated as adjusted cash flow from operations plus other portfolio collections less dividend and distribution payments made during the period. We believe Cash available for reinvestment is useful as a measure of our ability to make incremental investments from reinvested capital after factoring in all necessary cash outflows to operate the business. Management uses Cash available for reinvestment in this way, and we believe that our investors use it in a similar fashion.

			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2022	December 31, 2023	June 30, 2024	June 30, 2023	June 30, 2024
			(in thousands)
Net cash provided by operating activities	$230	$99,689	$(3,886)	$65,726	$30,077
Changes in receivables held-for-sale	62,953	(51,538)	6,750	(51,538)	6,750
Equity method investment distributions received	110,064	30,140	11,426	4,203	37,363
Proceeds from sales of equity method investments	1,700	—	2,107	—	2,107
Principal collections from receivables	125,976	197,784	470,788	74,328	594,244
Proceeds from sales of receivables	5,047	7,634	99,166	7,634	99,166
Proceeds from sales of land	4,550	—	115,767	—	115,767
Principal collection from investments (1)	170	3,805	(75)	85	3,645
Proceeds from sales of investments and securitization assets	7,020	—	—	—	—
Principal payments on non-recourse debt	(30,581)	(21,606)	(69,958)	(10,069)	(81,495)
Adjusted cash flow from operations plus other portfolio collections	287,129	265,908	632,085	90,369	807,624
Less: Dividends	(132,198)	(159,786)	(93,280)	(72,129)	(180,937)
Cash Available for Reinvestment	$154,931	$106,122	$538,805	$18,240	$626,687
(1) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2022	December 31, 2023	June 30, 2024	June 30, 2023	June 30, 2024
			(in thousands)
Components of adjusted cash flow from operations and plus portfolio collections:
Cash collected from our Portfolio	424,301	442,322	603,545	182,864	863,004
Cash collected from sale of assets (1)	46,673	34,034	226,086	24,845	235,275
Cash used for compensation and benefit expenses and general and administrative expenses	(64,187)	(78,681)	(48,798)	(48,192)	(79,287)
Interest paid (2)	(98,704)	(138,418)	(90,836)	(68,167)	(161,087)
Securitization asset and other income	18,897	28,189	9,988	13,488	24,688
Principal payments on non-recourse debt	(30,581)	(21,606)	(69,958)	(10,069)	(81,495)
Other	(9,270)	68	2,058	(4,400)	6,526
Adjusted cash from operations plus other portfolio collections	$287,129	$265,908	$632,085	$90,369	$807,624
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.

(2)    For the six months and TTM ended June 30, 2024, interest paid includes a $19 million benefit from the settlement of a derivative which was designated as a cash flow hedge.
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
Our Portfolio totaled approximately $6.2 billion as of June 30, 2024. Unlevered portfolio yield was 8.0% as of June 30, 2024 and 7.9% as of December 31, 2023. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2024.
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated on the ten year period ending June 30, 2024. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and investments. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in climate solutions. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of June 30, 2024 is:

Average Annual Recognized Loss on Managed Assets (GAAP)	0.12%
Average Annual Realized Loss on Managed Assets	0.06%
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated during the quarter ended June 30, 2024, will avoid annual carbon emissions by approximately 60,000 metric tons, equating to a CarbonCount® of 0.26. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 7 million metric tons.
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
We typically pay our operating expenses, our debt service, and dividends from collections on our Portfolio and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with non-recourse or recourse debt, equity and off-balance sheet securitization or co-investment structures.

We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of June 30, 2024
(in millions)
Unrestricted cash	$146
Unused capacity under our unsecured revolving credit facility	927
Unused capacity under our commercial paper program	15
Unused capacity under our senior secured credit facility	22
Total liquidity	$1,110

Capital markets activity during the six months ended June 30, 2024
During the six months ended 2024, we increased the available capacity available under our unsecured revolving credit facility to $1.25 billion, and extended the maturity of the facility to April 2028. We also extended the maturity of our unsecured term loan facility to April 2027, and used proceeds from the unsecured revolving credit facility to partially prepay our unsecured term loan facility by $275 million. We also increased the available capacity under our green commercial paper program to $125 million, and extended the term of the facility to April 2026. Also in June 2024, we established a senior secured credit facility, designed to warehouse climate solutions assets until they achieve key technical milestones, at which point we may consider them for sale to large institutional investors under our established securitization programs. During the six months ended June 30, 2024, we issued $82 million in equity, issued an additional $200 million principal amount of 2027 Senior Unsecured Notes for proceeds of $204 million, and issued $94 million of non-recourse debt secured by equity method investments.
As discussed in Note 8 to our financial statements in this Form 10-Q, we entered into a strategic partnership with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each have committed to invest $1 billion in climate solutions projects over an 18 month period.
Subsequent to June 30, 2024, we issued $700 million of senior unsecured notes due 2034 at a yield to maturity of 6.476% and used the net proceeds from such offering to temporarily repay a portion of the outstanding borrowings under our unsecured revolving credit facility and to redeem our 6.00% Senior Notes due 2025.
Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity of our Senior Unsecured Notes, and our term loan facilities, and the balances of our short-term commercial paper program, and our revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
As of June 30, 2024, the maturity profile of our recourse debt obligations was as follows:

Maturities of Recourse Debt in Millions as of June 30, 2024
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
Senior Unsecured Notes (1)
Convertible Notes
Credit facility (1)
Green commercial paper notes
Term Loans

(1)    Amounts presented include adjustments for the issuance of the 2034 Notes on July 1, 2024, and the use of proceeds from such offering to redeem our 2025 Notes and to temporarily repay our unsecured revolving credit facility.
Additional borrowings and financial leverage management
As a means of financing our business, we plan to continue to issue debt which may be either recourse or non-recourse and either fixed-rate or floating-rate and may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We also use separately funded special purpose entities or funds to allow us to expand the investments that we make or to manage Portfolio diversification.
The decision as to how we finance specific assets or groups of assets is largely driven by risk and portfolio and financial management considerations, including the potential for gain on sale or fee income, as well as the overall interest rate environment, prevailing credit spreads, the terms of available financing, and financial market conditions. During periods of market disruptions, certain sources of financing may be more readily accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financing arrangements.
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of June 30, 2024, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 99% as of June 30, 2024, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	June 30, 2024	% of Total	December 31, 2023	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$21	1%	$338	8%
Fixed-rate debt (2)	4,092	99%	3,909	92%
Total debt	$4,113	100%	$4,247	100%
Equity	$2,323		$2,142
Leverage	1.8 to 1		2.0 to 1

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
Sources and Uses of Cash
We had approximately $161 million and $75 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted cash from operations plus other portfolio collections was $632 million for the six months ended June 30, 2024.

	For the six months ended,
	June 30, 2024	June 30, 2023
	(in millions)
Cash provided by (used in) operating activities	$(4)	$66
Cash provided by (used in) investing activities	185	(688)
Cash provided by (used in) financing activities	(95)	598
Increase (decrease) in cash and cash equivalents	$86	$(24)

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the six months ended June 30, 2024 was $70 million lower than the same period ended June 30, 2023. Net income was $113 million higher in the current period, which was offset by higher net negative adjustments to net income of $183 million when compared to the prior period.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the six months ended June 30, 2024 was $873 million higher than the same period ended June 30, 2023. This was driven by $397 million higher principal collections from receivables in the current period, $209 million of which was driven by a large, one-time prepayment. We received $92 million more from the sales of receivables in the period ended June 30, 2024 than the same period in the prior year. We invested $261 million less in equity method investments in the period ended June 30, 2024 than the same period in the prior year.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the six months ended June 30, 2024 was $693 million lower than the same period ended June 30, 2023, primarily driven by lower borrowings net of principal repayments of approximately $403 million than in the prior period, and lower equity issuances of $276 million.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $247 million as of June 30, 2024, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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

Book Value Considerations
As of June 30, 2024, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, residual assets in securitized financial assets, and derivatives that are carried on our balance sheet at fair value as of June 30, 2024, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $4.1 billion of debt with fixed rates, which includes $820 million of floating rate borrowings we have hedged using interest rate derivatives pursuant to strategies described above. We have $21 million of debt with variable interest rates outstanding as of June 30, 2024, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $21 million in floating-rate borrowings by $26 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2024, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2024, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2023 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2024, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2024. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2024	6,198	$25.36	N/A	N/A
5/15/2024	9,563	32.28	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit number	Exhibit description

3.1
Certificate of Incorporation of HA Sustainable Infrastructure Capital, Inc., filed with the Secretary of Delaware on July 1, 2024 and effective, July 2, 2024 (incorporated by reference to Exhibit 3.1 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).

3.2	Bylaws of HA Sustainable Infrastructure Capital, Inc. effective July 2, 2024 (incorporated by reference to Exhibit 3.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).

3.3
Articles of Conversion, filed by Hannon Armstrong Sustainable Infrastructure Capital, Inc. with the State Department of Assessments and Taxation of Maryland on July 1, 2024 and effective July 2, 2024 (incorporated by reference to Exhibit 3.3 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).

3.4
Certificate of Conversion, filed by HA Sustainable Infrastructure Capital, Inc. with the Secretary of State of Delaware on July 1, 2024 and effective July 2, 2024 (incorporated by reference to Exhibit 3.4 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3,2024).

4.1	Specimen Common Stock Certificate of HA Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 99.3 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).

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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

4.10
First Amendment to Tax Benefits Preservation Plan, dated as of July 1, 2024, between Hannon Armstrong Sustainable Infrastructure Capital, Inc. and Equiniti Trust Company, LLC. (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

10.1
Registration Rights Agreement, dated as of July 1, 2024, by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc. and the representatives of the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

10.2
Amendment No. 6 to the At Market Issuance Sales Agreement, dated July 3 2024, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.7 on the Registrant’s Form 8-K (No. 001-35877), filed on July 3, 2024)

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

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 2, 2024	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: August 2, 2024	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: August 2, 2024	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President