Form 10-Q
period 2024-09-30
HA Sustainable Infrastructure Capital, Inc.
filed 2024-11-08
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 118,792,128 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2024 (which includes 312,620 shares of unvested restricted common stock).

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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2024 (unaudited)	December 31, 2023
Assets
Cash and cash equivalents	$44,053	$62,632
Equity method investments	3,353,224	2,966,305
Receivables, net of allowance of $49 million and $50 million, respectively	2,899,707	3,073,855
Receivables held-for-sale	22,183	35,299
Real estate	2,987	111,036
Investments	17,576	7,165
Securitization assets, net of allowance of $3 million and $3 million, respectively	257,537	218,946
Other assets	75,257	77,112
Total Assets	$6,672,524	$6,552,350
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$218,844	$163,305
Credit facilities	116,388	400,861
Commercial paper notes	18,265	30,196
Term loans payable	412,309	727,458
Non-recourse debt (secured by assets of $302 million and $239 million, respectively)	130,347	160,456
Senior unsecured notes	2,840,077	2,318,841
Convertible notes	613,195	609,608
Total Liabilities	4,349,425	4,410,725
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 118,194,568 and 112,174,279 shares issued and outstanding, respectively	1,182	1,122
Additional paid-in capital	2,567,654	2,381,510
Accumulated deficit	(318,084)	(303,536)
Accumulated other comprehensive income (loss)	7,537	13,165
Non-controlling interest	64,810	49,364
Total Stockholders’ Equity	2,323,099	2,141,625
Total Liabilities and Stockholders’ Equity	$6,672,524	$6,552,350

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Interest income	$64,068	$54,295	$195,539	$145,624
Rental income	83	6,039	2,012	19,013
Gain on sale of assets	7,678	22,405	62,084	52,915
Securitization asset income	9,082	5,620	19,197	13,381
Other income	1,054	1,492	3,466	2,353
Total revenue	81,965	89,851	282,298	233,286
Expenses
Interest expense	59,401	43,295	180,804	120,413
Provision (benefit) for loss on receivables and securitization assets	1,233	9,792	(944)	12,481
Compensation and benefits	17,221	16,296	58,711	48,527
General and administrative	6,993	6,708	24,001	24,826
Total expenses	84,848	76,091	262,572	206,247
Income (loss) before equity method investments	(2,883)	13,760	19,726	27,039
Income (loss) from equity method investments	(23,405)	2,759	162,019	27,429
Income (loss) before income taxes	(26,288)	16,519	181,745	54,468
Income tax (expense) benefit	7,112	5,128	(49,429)	5,299
Net income (loss)	$(19,176)	$21,647	$132,316	$59,767
Net income (loss) attributable to non-controlling interest holders	440	201	2,367	692
Net income (loss) attributable to controlling stockholders	$(19,616)	$21,446	$129,949	$59,075
Basic earnings (loss) per common share	$(0.17)	$0.20	$1.12	$0.59
Diluted earnings (loss) per common share	$(0.17)	$0.20	$1.09	$0.59
Weighted average common shares outstanding—basic	116,584,392	107,715,057	114,518,199	98,665,598
Weighted average common shares outstanding—diluted	116,584,392	109,145,088	129,562,463	101,142,782
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(19,176)	$21,647	$132,316	$59,767
Unrealized gain (loss) on available-for-sale securities and securitization assets, net of tax benefit (provision) of $(4.5) million and $(1.3) million for the three and nine months ended September 30, 2024 and $0.6 million and $0.6 million for the three and nine months ended September 30, 2023	13,547	(20,614)	3,897	(17,046)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $16.1 million and $3.1 million for the three and nine months ended September 30, 2024 and $(26.4) million and $(24.9) million for the three and nine months ended September 30, 2023	(47,520)	76,597	(9,624)	75,481
Comprehensive income (loss)	(53,149)	77,630	126,589	118,202
Less: Comprehensive income (loss) attributable to non-controlling interest holders	(18)	917	2,267	1,465
Comprehensive income (loss) attributable to controlling stockholders	$(53,131)	$76,713	$124,322	$116,737

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167
Net income (loss)	—	—	—	(19,616)	—	440	(19,176)
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	13,357	190	13,547
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(46,872)	(648)	(47,520)
Issued shares of common stock	3,041	30	97,678	—	—	—	97,708
Equity-based compensation	—	—	1,118	—	—	3,001	4,119
Issuance (repurchase) of vested equity-based compensation shares	2	—	(36)	—	—	—	(36)
Other	—	—	1,382	—	—	—	1,382
Dividends and distributions	—	—	—	(49,191)	—	(901)	(50,092)
Balance at September 30, 2024	118,195	$1,182	$2,567,654	$(318,084)	$7,537	$64,810	$2,323,099

Balance at June 30, 2023	106,769	$1,068	$2,283,257	$(326,413)	$(8,002)	$43,998	$1,993,908
Net income (loss)	—	—	—	21,446	—	201	21,647
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(20,363)	(251)	(20,614)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	75,629	968	76,597
Issued shares of common stock	4,394	44	107,376	—	—	—	107,420
Equity-based compensation	—	—	688	—	—	2,811	3,499
Issuance (repurchase) of vested equity-based compensation shares	3	—	(33)	—	—	—	(33)
Purchase of capped calls	—	—	(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(43,962)	—	(733)	(44,695)
Balance at September 30, 2023	111,166	$1,112	$2,353,453	$(348,929)	$47,264	$46,994	$2,099,894

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	129,949	—	2,367	132,316
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	3,830	67	3,897
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(9,458)	(166)	(9,624)
Issued shares of common stock	5,997	60	182,119	—	—	—	182,179
Equity-based compensation	—	—	3,145	—	—	15,857	19,002
Issuance (repurchase) of vested equity-based compensation shares	24	—	(502)	—	—	—	(502)
Other	—	—	1,382	—	—	—	1,382
Dividends and distributions	—	—	—	(144,497)	—	(2,679)	(147,176)
Balance at September 30, 2024	118,195	$1,182	$2,567,654	$(318,084)	$7,537	$64,810	$2,323,099

Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	59,075	—	692	59,767
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(16,841)	(205)	(17,046)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	74,502	979	75,481
Issued shares of common stock	20,261	203	466,190	—	—	—	466,393
Equity-based compensation	—	—	2,363	—	—	12,614	14,977
Issuance (repurchase) of vested equity-based compensation shares	68	1	(1,467)	—	—	—	(1,466)
Conversion of convertible notes	—	—	2	—	—	—	2
Purchase of capped calls	—	—	(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(122,530)	—	(2,595)	(125,125)
Balance at September 30, 2023	111,166	$1,112	$2,353,453	$(348,929)	$47,264	$46,994	$2,099,894

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$132,316	$59,767
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	(944)	12,481
Depreciation and amortization	690	2,746
Amortization of financing costs	12,994	9,347
Equity-based compensation	19,002	14,977
Equity method investments	(122,042)	(937)
Non-cash gain on securitization	(58,978)	(34,080)
(Gain) loss on sale of receivables and investments	7,717	1,305
Changes in receivables held-for-sale	(16,763)	40,183
Changes in accounts payable and accrued expenses	69,357	8,952
Change in accrued interest on receivables and investments	(52,244)	(26,087)
Cash received (paid) upon hedge settlement	19,261	—
Other	7,689	3,686
Net cash provided by (used in) operating activities	18,055	92,340
Cash flows from investing activities
Equity method investments	(200,202)	(583,323)
Equity method investment distributions received	26,705	20,259
Proceeds from sales of equity method investments	2,107	—
Purchases of and investments in receivables	(501,548)	(1,016,467)
Principal collections from receivables	508,704	167,406
Proceeds from sales of receivables	124,150	7,634
Proceeds from sale of real estate	115,767	—
Purchases of investments and securitization assets	(10,537)	(14,404)
Posting of hedge collateral	(26,380)	—
Receipt of hedge collateral	16,150	—
Other	(845)	(285)
Net cash provided by (used in) investing activities	54,071	(1,419,180)
Cash flows from financing activities
Proceeds from credit facilities	831,792	777,000
Principal payments on credit facilities	(1,116,792)	(342,000)
Proceeds from issuance of term loan	250,000	200,000
Principal payments on term loan	(563,148)	(9,575)
Proceeds from issuance of non-recourse debt	94,000	—
Principal payments on non-recourse debt	(72,302)	(14,714)
Proceeds from issuance of commercial paper notes	—	49,775
Principal payments on commercial paper notes	(12,000)	—
Proceeds from issuance of senior unsecured notes	900,355	—
Proceeds from issuance of convertible notes	—	402,500
Principal payments on convertible notes	—	(143,748)
Purchase of capped calls related to the issuance of convertible notes	—	(37,835)
Redemption of senior unsecured notes	(400,000)	—
Net proceeds of common stock issuances	179,722	465,015
Payments of dividends and distributions	(142,178)	(115,087)
Withholdings on employee share vesting	(502)	(1,466)
Payment of financing costs	(27,100)	(13,302)
Posting of hedge collateral	(134,150)	—
Receipt of hedge collateral	124,700	106,330
Other	(969)	(2,493)
Net cash provided by (used in) financing activities	(88,572)	1,320,400
Increase (decrease) in cash, cash equivalents, and restricted cash	(16,446)	(6,440)
Cash, cash equivalents, and restricted cash at beginning of period	75,082	175,972
Cash, cash equivalents, and restricted cash at end of period	$58,636	$169,532
Interest paid	$142,808	$91,988
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$31,662	$26,020
Equity method investments retained from securitization and deconsolidation transactions	32,564	144,603
Equity method investments retained from sale of assets upon establishment of co-investment structure	54,655	—
Deconsolidation of non-recourse debt	51,233	257,746
Deconsolidation of assets pledged for non-recourse debt	51,761	374,608
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2024

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine-month periods ended September 30, 2024 and 2023, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
For transfers treated as sales under ASC 860, we have received true-sale-at-law and non-consolidation legal opinions to support our conclusion regarding the transferred financial assets. When we sell financial assets in securitizations, we generally retain interests in the form of servicing rights and residual assets, which we refer to as securitization assets.
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

Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can be settled in our common stock at our option, we have met the scope exemption, and therefore, we do not separately account for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity.
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
Other accounting standards updates issued before November 8, 2024, and effective after September 30, 2024, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2024 and December 31, 2023, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of September 30, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,648	$2,900	Level 3
Receivables held-for-sale	24	22	Level 3
Investments (1)	18	18	Level 3
Securitization residual assets (2)	258	258	Level 3
Derivative assets	10	10	Level 2
Liabilities (3)
Credit facilities	$116	$116	Level 3
Commercial paper notes	18	18	Level 3
Term loans payable	420	420	Level 3
Non-recourse debt	137	135	Level 3
Senior unsecured notes	2,858	2,862	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	213	217	Level 2
2028 Exchangeable Senior Notes	550	404	Level 2
Total Convertible Notes	763	621
Derivative liabilities	37	37	Level 2
(1)The amortized cost of our investments as of September 30, 2024, was $19 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of September 30, 2024 was $289 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Balance, beginning of period	$238	$204	$219	$177
Accretion of securitization residual assets	5	4	13	11
Additions to securitization residual assets	3	1	32	27
Collections of securitization residual assets	(6)	(3)	(11)	(13)
Unrealized gains (losses) on securitization residual assets recorded in OCI	18	(20)	5	(16)
Provision for loss on securitization residual assets	—	(3)	—	(3)
Balance, end of period	$258	$183	$258	$183

The following table illustrates our securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
September 30, 2024	$7	$161	$0.3	$39	10	66
December 31, 2023	24	164	0.3	41	11	66
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets as of September 30, 2024 and December 31, 2023. The weighted average discount rates used to determine the fair value of our securitization residual assets as of September 30, 2024 and December 31, 2023 were 6.6% and 6.6%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2024	December 31, 2023
	(in millions)
Cash deposits	$44	$63
Restricted cash deposits (included in other assets)	15	12
Total cash deposits	$59	$75
Amount of cash deposits in excess of amounts federally insured	$57	$63
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the nine months ended September 30, 2024 or September 30, 2023.

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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Gains on securitizations	$8	$22	$63	$53
Cost of financial assets securitized	106	23	864	424
Proceeds from securitizations	114	45	927	477
Cash received from residual and servicing assets	7	4	13	15
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5% to 9% for the nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, our managed assets totaled $13.1 billion and $12.3 billion, respectively, of which $6.8 billion and $6.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of September 30, 2024 and December 31, 2023, trusts holding transferred financial assets held $6.2 billion and $5.6 billion, respectively, of notes due to investors.

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

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$—
Provision for loss on securitization assets	—	—	—	3
Ending balance	$—	$3	$—	$3

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$—
Provision for loss on securitization assets	—	—	—	3
Ending balance	$—	$3	$—	$3
As of September 30, 2024, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of $122 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of September 30, 2024, our Portfolio included approximately $6.3 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2024, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2024	$20	$—	$—	$—	$20
2023	854	—	—	—	854
2022	1,008	—	—	—	1,008
2021	294	—	—	—	294
2020	173	—	—	—	173
2019	242	—	—	—	242
Prior to 2019	323	35	—	—	358
Total receivables held-for-investment	2,914	35	—	—	2,949
Less: Allowance for loss on receivables	(49)	—	—	—	(49)
Net receivables held-for-investment	2,865	35	—	—	2,900
Receivables held-for-sale	19	3	—	—	22
Investments	16	2	—	—	18
Real estate	3	—	—	—	3
Equity method investments (5)	3,320	—	33	—	3,353
Total	$6,223	$40	$33	$—	$6,296
Percent of Portfolio	98%	1%	1%	—%	100%

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

Receivables
As of September 30, 2024, our allowance for losses on receivables was $49 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended September 30, 2024, we increased our reserve by approximately $1 million, driven primarily by loans and loan commitments made during the period.

Below is a summary of the carrying value, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	2,914	455	49	3,033	423	50
Government (2)	$35	$—	$—	$91	$—	$—
Total	$2,949	$455	$49	$3,124	$423	$50
(1)As of September 30, 2024, this category of assets includes $1.5 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. See “Related Party Transactions” below for discussion of loans in this category made to special purpose entities sponsored by the SunPower Corporation.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $49 million allowance on these $2.9 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of September 30, 2024, our government receivables include $7 million of U.S. federal government transactions and $28 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2024		Three months ended September 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$48	$—	$44
Provision for loss on receivables	—	1	—	7
Ending balance	$—	$49	$—	$51

	Nine months ended September 30, 2024		Nine months ended September 30, 2023
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$41
Provision for loss on receivables	—	(1)	—	10
Ending balance	$—	$49	$—	$51
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2024:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,949	$15	$908	$903	$1,123
Weighted average yield by period	8.6%	8.3%	8.4%	9.2%	8.2%

Real Estate
Our real estate is leased to renewable energy projects, typically under long-term triple net leases. In the first quarter of 2024, we sold $100 million carrying value of land and related intangibles, and we retain a residual interest in those assets in the form of an equity method investment. The components of our real estate portfolio that we own directly as of September 30, 2024 and December 31, 2023, were as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Real estate
Land	$3	$97
Lease intangibles	—	22
Accumulated amortization of lease intangibles	—	(8)
Real estate	$3	$111

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments.
As of September 30, 2024, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$579
Daggett Renewable HoldCo LLC	445
Lighthouse Renewable HoldCo 2 LLC	350
CarbonCount Holdings 1 LLC	84
Other equity method investments	1,895
Total equity method investments	$3,353
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. As of September 30, 2024, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $91 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through September 30, 2024, reflecting final funding true-ups after all projects reached substantial completion.. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility offtakers.
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
Lighthouse Renewables HoldCo 2 LLC
We have preferred equity interests in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse 2 of approximately $420 million through September 30, 2024. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $18 million in working capital loans to Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university offtakers.
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
CCH1 has been formed as a Delaware limited liability company. HASI CarbonCount and KKR Hoops have each committed $1 billion to CCH1 to be invested in clean energy assets during an 18 month investment period. In addition, HASI, through its indirect subsidiaries, Hannon Armstrong Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement’) to provide certain services to CCH1.
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
Other Related Party Transactions
Of our receivables, approximately $899 million are loans made to entities in which we also have non-controlling equity investments of approximately $832 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, including SunPower Corporation further described below. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investments:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(in millions)
Interest income from related party loans	$21	$18	$60	$49
Additional investments made in related party loans	79	95	172	187
Principal collected from related party loans	17	12	260	27
Interest collected from related party loans	15	15	49	45
Investments related to SunPower Corporation
On August 5, 2024, SunPower Corporation (“SunPower”), a project sponsor for certain of the residential solar projects in which we invest, declared Chapter 11 bankruptcy. As of September 30, 2024, we have commercial receivables with a gross carrying value of $327 million due from special purpose entities which own individual residential solar assets (“SunStrong SPEs”) for which SunPower performed certain services including billing and collections, operations and maintenance, and accounting, tax filings, and financial reporting. These SunStrong SPEs are bankruptcy remote from SunPower, and were jointly owned by SunPower and us. The cash flows supporting our loans are from each individual residential customer rather than SunPower and are not expected to be materially impacted by this event. We evaluate these loans quarterly during our assessment of allowance for loan losses, and have determined that our allowance for loan losses related to these loans has not been materially impacted by these events.
As of September 30, 2024, we had equity method investments of $31 million in the SunStrong SPEs. We have not identified any OTTI with regards to these assets, and we do not expect our equity method investments in these entities to be materially impacted by this ownership change.

In October of 2024, SunPower’s interests in such entities were purchased by a third party, who have retained SunPower’s governance rights within those structures and who intend to be a long-term co-owner of the SunStrong SPEs, and accordingly we have continued and will continue to account for our interest in these entities as equity method investments. We are taking steps to ensure continuation of the services currently provided by SunPower, including the engagement of replacement service providers. As of the date of filing of these financial statements, we do not believe the bankruptcy of SunPower will have a material impact on our consolidated financial statements.
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In the second quarter of 2024, we increased the maximum outstanding borrowing amount of this facility to $1.25 billion, and extended the maturity to April 2028. In October of 2024, we added a new lender to the existing syndicate and increased the capacity of the facility by an additional $100 million.
As of September 30, 2024, the outstanding balance on this facility was $116 million, and it currently bears interest at a weighted average rate of 6.83%. As of September 30, 2024, we have approximately $9 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
CarbonCount Green Commercial Paper Note Program
As of September 30, 2024, we have a CarbonCount Green Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes at any time. In the second quarter of 2024, we increased the capacity of the program to allow for up to $125 million outstanding at any time, and extended the maturity of the program to April 2026. We obtained an irrevocable direct-pay letter of credit in an amount not to exceed $125 million from Bank of America, N.A, to support these obligations which expires in April 2026.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each commercial paper note. The letter of credit is automatically drawn upon at maturity of a commercial paper note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new commercial paper note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Commercial paper notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our commercial paper notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of September 30, 2024, we have $18 million of commercial paper notes outstanding under the facility, which together bear an average total borrowing rate of 6.25%.
Commercial paper notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be reduced by up to 0.1% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of September 30, 2024, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

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
As of September 30, 2024, we had no balance outstanding on the senior secured revolving credit agreement, and we had availability under the revolving credit agreement of $22 million based on the pledged collateral. We had approximately $1 million in unamortized financing costs associated with the senior secured revolving credit agreement, which are included in other assets.

8.Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2024	December 31, 2023	Interest Rate	Maturity Date		September 30, 2024	December 31, 2023	Description of Assets Pledged
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A (1)	$—	$68	4.28%	October 2034	$—	$—	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2 (2)	—	51	4.35%	April 2037	—	—	57	Receivables and restricted cash
HASI Harmony Issuer	95	—	6.78%	July 2043	—	261	—	Equity method investments
Other non-recourse debt (3)	40	43	3.15% - 7.23%	2024 to 2032	17	41	46	Receivables
Unamortized financing costs	(4)	(2)
Non-recourse debt (4)	$131	$160
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
(4)The total collateral pledged against our non-recourse debt was $302 million and $239 million as of September 30, 2024 and December 31, 2023, respectively. These amounts include $13 million and $11 million of restricted cash pledged for debt service payments as of September 30, 2024 and December 31, 2023, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2024 and December 31, 2023.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of September 30, 2024, were as follows:

Future minimum maturities
(in millions)
October 1, 2024 to December 31, 2024	$3
2025	11
2026	7
2027	14
2028	6
2029	10
Thereafter	84
Total minimum maturities	$135
Unamortized financing costs	(4)
Total non-recourse debt	$131

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes were subject to covenants that limited our ability to incur additional indebtedness and required us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants terminated during the second quarter of 2024 as a result of us being rated an investment grade issuer by two of the three major credit rating agencies and no event of default having occurred. We are in compliance with all of our remaining covenants as of September 30, 2024 and December 31, 2023. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Unsecured Notes as of September 30, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$—	(1)	April 15, 2025	6.00%	April 15 and October 15th	N/A
2026 Notes	1,000		June 15, 2026	3.38%	June 15 and December 15	March 15, 2026 (2)
2027 Notes	750	(4)	June 15, 2027	8.00%	June 15 and December 15	March 15, 2027 (3)
2030 Notes	375	(5)	September 15, 2030	3.75%	February 15th and August 15th	N/A
2034 Notes	700	(1)	July 1, 2034	6.38%	July 1st and January 1st	N/A
(1)In the third quarter of 2024, we issued $700 million principal amount of Senior Unsecured Notes due in July 2034 (“2034 Notes”), which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. We used a portion of the proceeds from this issuance to redeem the outstanding principal amount of the 2025 notes. There was no premium paid upon redemption.

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
The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2024	December 31, 2023
	(in millions)
Principal	$2,825	$2,325
Accrued interest	40	15
Unamortized premium (discount)	(3)	(3)
Less: Unamortized financing costs	(22)	(18)
Carrying value of Senior Unsecured Notes	$2,840	$2,319
We recorded approximately $40 million and $108 million in interest expense related to the Senior Unsecured Notes in the three and nine months ended September 30, 2024, respectively, compared to approximately $19 million and $57 million in the three and nine months ended September 30, 2023, respectively.
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
The following are summarized terms of the Convertible Notes as of September 30, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.7969	$56.19	3.6	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.9028	$27.10	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $217 million.

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
The following table presents a summary of the components of our Convertible Notes:

	September 30, 2024	December 31, 2023
	(in millions)
Principal	$603	$603
Accrued interest	2	6
Premium	16	11
Less: Unamortized financing costs	(8)	(10)
Carrying value of Convertible Notes	$613	$610

We recorded approximately $6 million and $19 million in interest expense related to our Convertible Notes in the three and nine months ended September 30, 2024 compared to $5 million and $9 million for the three and nine months ended September 30, 2023, respectively.
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

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the unsecured term loan facility”) with a syndicate of banks which has an outstanding principal and accrued interest amount of $251 million. Principal amounts under the term loan facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of September 30, 2024, the applicable margin is 1.875% plus 0.10%, and the current interest rate is 7.02%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. Loans under the unsecured term loan facility can be prepaid without penalty. In the second quarter of 2024, we extended the maturity date to 2027, with no changes to the pricing terms, and used proceeds from our unsecured revolving credit facility to make a partial prepayment of $275 million on the unsecured term loan facility to reduce the outstanding principal balance.
Amounts which were due under the term loan facility as of September 30, 2024 are as follows:

Future maturities
(in millions)
October 1, 2024 to December 31, 2024	$7
2025	12
2026	11
2027	221
Total	251
Less: Unamortized Financing Costs	(5)
Carrying Value	$246
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
As of September 30, 2024, the outstanding principal and accrued interest balance is $169 million, the interest rate is 7.68%, and we have financing receivables pledged with a carrying value of $409 million. In the first quarter of 2024, we removed $45 million of pledged assets as collateral, and made a principal payment of $28 million. We have $3 million of remaining unamortized financing costs associated with the Secured Term Loan that have been netted against the loan on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Term Loan Facility. Amounts which were due under the Secured Term Loan Facility as of September 30, 2024 are as follows:

Future maturities
(in millions)
October 1, 2024 to December 31, 2024	$2
2025	10
2026	12
2027	11
2028	134
Total	169
Less: Unamortized Financing Costs	(3)
Carrying Value	$166

Interest Rate Swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges as of September 30, 2024:

Instrument type		Hedged Rate		Notional Value	Fair Value as of
	Index				September 30, 2024		December 31, 2023	Term of derivative and forecasted transactions
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$400	$(16)		$(12)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	6		7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600	5		7	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.08%		400	—	(1)	8	April 2025 to April 2035
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250	(1)		—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	170	(9)		(8)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375	(10)		—	June 2027 to June 2037
				$2,595	$(25)		2
(1)     This swap was financially settled in June 2024, for a benefit of $19 million. The $19 million is in AOCI as of September 30, 2024 and will be amortized into interest expense over the term of the 2034 Notes.
(2)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)     Consists of three interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of September 30, 2024, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of September 30, 2024, we have posted $19 million of collateral. We have netted $17 million of our posted collateral against the derivative liability which is included in accounts payable, accrued expenses, and other on our balance sheet. The remaining $2 million of our collateral is included in other assets.
The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - January 1, 2023	$—
Changes in fair value	7
Amounts released into interest expense	(6)
Ending Balance - December 31, 2023	$1
Changes in fair value	(18)
Amounts released into interest expense	8
Ending Balance - September 30, 2024	$(9)
The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and nine months ended September 30, 2024 and 2023, respectively. We expect an expense of $2 million to be released out of AOCI into interest expense over the 12 months following September 30, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest expense	$59,401	$43,295	$180,804	$120,413
Benefit (expense) included in interest expense due to hedging activities	2,817	2,278	8,432	3,725
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2024, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of September 30, 2024, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of September 30, 2024, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that owns debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2025. As of September 30, 2024, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax (expense) benefit of approximately $7 million and $(49) million for the three and nine months ended September 30, 2024, compared to a $5 million and $5 million income tax (expense) benefit in the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2024 and 2023, our income tax (expense) benefit was determined using the federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2024 and 3% for 2023.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2023 and 2024:

Announced Date	Record Date		Pay Date	Amount per share
2/16/2023	4/3/2023		4/10/2023	$0.395
5/4/2023	7/5/2023		7/12/2023	$0.395
8/3/2023	10/4/2023		10/11/2023	$0.395
11/2/2023	12/29/2023	(1)	01/12/2024	$0.395
2/15/2024	4/5/2024		04/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
8/1/2024	10/4/2024		10/18/2024	$0.415
11/7/2024	12/30/2024		01/10/2025	$0.415
(1) This dividend is treated as a distribution in the year following the record date for tax purposes.

Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. We have a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock during 2024 and 2023:

Date/Period	Common Stock Offerings	Shares Issued (2)	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2023	ATM	0.763	$31.31	(3)	$24
5/30/2023	Public Offering	15.000	22.23	(4)	333
Q2 2023	ATM	0.053	26.07	(3)	1
Q3 2023	ATM	4.394	24.71	(3)	107
Q4 2023	ATM	1.006	28.81	(3)	29
Q1 2024	ATM	1.193	25.89	(3)	31
Q2 2024	ATM	1.662	31.42	(3)	52
Q3 2024	ATM	3.040	32.55	(3)	98
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
Equity-based Compensation Awards
We have issued equity awards that vest from 2024 to 2028 subject to service, performance and market conditions. During the nine months ended September 30, 2024, our board of directors awarded employees and directors 798,160 shares of restricted stock, restricted stock units and LTIP Units that vest from 2025 to 2028. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and nine months ended September 30, 2024 we recorded $4 million and $19 million of stock based compensation, respectively, compared to $3 million and $15 million during the three and nine months ended September 30, 2023, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $24 million as of September 30, 2024. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	168,452	$33.59	$5.7
Granted	77,938	30.03	2.3
Vested	(98,367)	29.18	(2.9)
Forfeited	(12,356)	42.74	(0.5)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	222,049	26.94	6.0
Vested	(41,165)	38.16	(1.6)
Forfeited	(3,399)	27.55	(0.1)
Ending Balance — September 30, 2024	313,152	$28.48	$8.9
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(16,460)	30.90	(0.5)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,480)	68.81	(1.1)
Ending Balance — September 30, 2024	79,174	$44.43	$3.5

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company's common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(142,041)	39.21	(5.5)
Forfeited	—	—	—
Ending Balance — December 31, 2023	477,074	$34.4	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance — September 30, 2024	560,971	$29.99	$16.9

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — September 30, 2024	535,608	$42.87	$23.0

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — September 30, 2024	128,024	$25.96	$3.3
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with performance-based vesting conditions can vest between 0% and 200% subject to the achievement of certain adjusted earnings per share. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
NOL Stockholder Rights Plan
In 2023, we established a Tax Benefits Preservation Plan (“the Plan”), which was designed to protect our tax benefits in connection with any “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to be paid to all record holders of our common stock at the close of business on November 21, 2023. The Plan was intended to reduce the risk that our ability to use net operating losses (“NOLs”) and certain other Tax Benefits would have become substantially limited as the result of an “ownership change”. As of December 31, 2023, we had approximately $666 million of NOLs and $31 million of tax credits available that may be used to offset future taxable income. On July 1, 2024, we entered into an amendment which caused the Rights under the Plan to expire on July 1, 2024, effectively terminating the Plan at that time in anticipation of the effectiveness of the Company’s reincorporation as a Delaware corporation on July 2, 2024. The Company’s Delaware Certificate of Incorporation includes Charter Tax Benefit Provisions which are intended to replace the Tax Benefits Preservation Plan.
Pursuant to the Plan, during the period in which it existed, if a stockholder (or group) became a 5% stockholder without meeting certain exceptions, the Rights became exercisable upon board approval and entitled stockholders (other than the 5% stockholder or group causing the Rights to become exercisable) to purchase additional of our common shares at a significant discount, resulting in significant dilution in the economic interest and voting power of the 5% stockholder or group causing the Rights to become exercisable. Stockholders owning 5% or more of our outstanding shares at the time the Plan was adopted were grandfathered and would have only caused the Rights to distribute and become exercisable if they acquire any additional HASI shares. Under the Plan, the Board had the ability to determine in its sole discretion that any person shall not be deemed an acquiring person and therefore that the Rights shall not become exercisable if such person becomes a 5% stockholder. The adoption and termination of the Plan and the dividend distribution did not have an impact on our consolidated financial statements.
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$(19.6)	$21.4	$129.9	$59.1
Less: Dividends and distributions on participating securities	(0.4)	(0.2)	(1.1)	(0.8)
Less: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — basic	(20.0)	21.2	128.8	58.3
Add: Interest expense related to Convertible Notes under the if-converted method	—	0.2	12.6	0.9
Add: Undistributed earnings attributable to participating securities	—	—	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$(20.0)	$21.4	$141.4	$59.2

Denominator:
Weighted-average number of common shares — basic	116,584,392	107,715,057	114,518,199	98,665,598
Weighted-average number of common shares — diluted	116,584,392	109,145,088	129,562,463	101,142,782
Basic earnings per common share	$(0.17)	$0.20	$1.12	$0.59
Diluted earnings per common share	$(0.17)	$0.20	$1.09	$0.59

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,608,735	1,365,040	1,510,634	1,294,511

	As of September 30, 2024	As of September 30, 2023
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	874,124	613,373

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	874,124	613,373	874,124	613,373
Restricted stock units	79,174	97,890	—	97,890
LTIP Units with market-based vesting conditions	663,632	493,858	128,024	493,858
Potential shares of common stock related to Convertible Notes	18,412,761	18,374,760	3,559,376	18,374,760

13.    Equity Method Investments
We recognized income from our equity method investments of approximately $(23) million and $162 million during the three and nine months ended September 30, 2024, respectively, compared to $3 million and $27 million during the three and nine months ended September 30, 2023, respectively. We describe our accounting for non-controlling equity investments in Note 2. As of September 30, 2024 and December 31, 2023, we had 47 and 46 investments, respectively, which we accounted for under the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns.
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

	Jupiter Equity Holdings LLC	Daggett Renewable Holdco LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2024
Current assets	$59	$68	$1,036	$1,163
Total assets	2,906	1,141	16,540	20,587
Current liabilities	316	13	907	1,236
Total liabilities	546	454	8,718	9,718
Members' equity	2,360	687	7,822	10,869
As of December 31, 2023
Current assets	52	35	898	985
Total assets	2,950	677	14,965	18,592
Current liabilities	205	10	715	930
Total liabilities	500	262	7,898	8,660
Members' equity	2,450	415	7,067	9,932
Income Statement
For the six months ended June 30, 2024
Revenue	6	31	489	526
Income (loss) from continuing operations	(95)	1	(102)	(196)
Net income (loss)	(95)	1	(102)	(196)
For the six months ended June 30, 2023
Revenue	59	2	386	447
Income (loss) from continuing operations	(27)	2	(61)	(86)
Net income (loss)	(27)	2	(61)	(86)
(1)     Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation formerly known as Hannon Armstrong Sustainable Infrastructure Capital, Inc. prior to July 2, 2024, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” We invest in projects which, among others things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
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
Our Business
We are a climate positive investment firm that actively partners with clients to deploy real assets that facilitate the energy transition. With more than $13 billion in managed assets, our vision is that every investment improves our climate future. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. In addition to Net Investment Income from our portfolio, we also generate ongoing fees through gain-on-sale securitization transactions, asset management, and other services.
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
We prefer investments in which the assets use proven technology and have long-term, creditworthy off-takers or counterparties. For BTM assets, the off-taker or counterparty may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights. For GC assets, the off-takers or counterparties may be utility or electric users who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life.
We completed approximately $396 million and $1.2 billion of transactions during the three and nine months ended September 30, 2024, respectively, compared to approximately $973 million and $1.8 billion during the same period in 2023, respectively. As of September 30, 2024, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $6.3 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2024, our Portfolio consisted of approximately 520 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2024, we managed approximately $6.8 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2024, we manage approximately $13 billion of assets which we refer to as our “Managed Assets”.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We believe the Inflation Reduction Act signed into law on August 16, 2022, incentivizes the construction of and investment in climate solutions and will result in additional investment opportunities in the markets in which we invest over the next several years, which may result in increases in our pipeline in the future. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. As of September 30, 2024, our pipeline consisted of more than $5.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 46% is related to BTM assets and 30% is related to GC assets, with the remainder related to FTN. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed.
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

Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2024. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $6.3 billion as of September 30, 2024 and included approximately $3.0 billion of BTM assets and approximately $2.4 billion of GC assets, and approximately $0.9 billion of FTN assets. Approximately 51% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 42% consisted of fixed-rate receivables and debt securities, which are classified as investments on our balance sheet, approximately 5% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 520 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 17 years as of September 30, 2024.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2024:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 9.73% per annum	$293		2026
Fixed-rate receivables, interest rates less than 5.00% per annum	47		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	259		2024 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	814		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,069		2025 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	467		2025 to 2050
Receivables	2,949	(1)
Allowance for loss on receivables	(49)
Receivables, net of allowance	2,900
Fixed-rate investments, interest rates less than 5.00% per annum	7		2033 to 2047
Fixed-rate investments, interest rates 9.50% or greater per annum	11		2044
Total receivables and investments	$2,918
(1)    Excludes receivables held for sale of $22 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$63	$53	$193	$141
Average balance of receivables	$2,948	$2,431	$3,067	$2,231
Average interest rate of receivables	8.6%	8.7%	8.4%	8.4%
Interest income, investments	$—	$—	$1	$—
Average balance of investments	$16	$12	$11	$12
Average interest rate of investments	6.7%	4.4%	7.0%	4.6%
Rental income	$—	$6	$2	$19
Average balance of real estate	$3	$330	$32	$345
Average yield on real estate	11.1%	7.3%	8.4%	7.4%
Average balance of receivables, investments, and real estate	$2,967	$2,773	$3,110	$2,588
Average yield from receivables, investments, and real estate	8.6%	8.5%	8.4%	8.3%
Debt
Interest expense (1)	$58	$43	$180	$120
Average balance of debt	$4,159	$3,527	$4,252	$3,320
Average cost of debt	5.6%	4.9%	5.7%	4.8%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of September 30, 2024:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,949	$129	$1,311	$1,047	$462
Investments	18	1	2	4	11

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of September 30, 2024,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2024,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$64,068	$54,295	$9,773	18%
Rental income	83	6,039	(5,956)	(99)%
Gain on sale of assets	7,678	22,405	(14,727)	(66)%
Securitization asset income	9,082	5,620	3,462	62%
Other Income	1,054	1,492	(438)	(29)%
Total Revenue	81,965	89,851	(7,886)	(9)%
Expenses
Interest expense	59,401	43,295	16,106	37%
Provision for loss on receivables and securitization assets	1,233	9,792	(8,559)	(87)%
Compensation and benefits	17,221	16,296	925	6%
General and administrative	6,993	6,708	285	4%
Total expenses	84,848	76,091	8,757	12%
Income (loss) before equity method investments	(2,883)	13,760	(16,643)	(121)%
Income (loss) from equity method investments	(23,405)	2,759	(26,164)	(948)%
Income (loss) before income taxes	(26,288)	16,519	(42,807)	(259)%
Income tax (expense) benefit	7,112	5,128	1,984	39%
Net income (loss)	$(19,176)	$21,647	$(40,823)	(189)%

•Net income decreased by $41 million due to a decrease in revenue of $8 million, a decrease in income from equity method investments of $26 million and an increase in total expenses of $9 million, partially offset by a $2 million increase in income tax benefit.
•Total revenue decreased by $8 million due to a $15 million decrease in gain on sale income, the result of a change in the mix and volume of assets being securitized. Interest and securitization asset income increased $13 million, driven by a higher average receivables and securitization assets balance. Rental income decreased by $6 million due to the sale of real estate assets in 2023 and 2024.
•Interest expense increased by $16 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $1 million provision for loss on receivables and securitization assets, driven primarily by new loans and loan commitments made during the quarter.
•Compensation and benefits and general and administrative expenses increased by $1 million primarily due to growth of the company.
•Income (loss) from equity method investments using HLBV allocations decreased by $26 million primarily due to allocations of mark-to-market losses related to power purchase agreements held by certain of the projects in which we have invested.
•Income tax benefit increased by $2 million primarily due to lower pre-tax book income (loss).

Comparison of the Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$195,539	$145,624	$49,915	34%
Rental income	2,012	19,013	(17,001)	(89)%
Gain on sale of assets	62,084	52,915	9,169	17%
Securitization asset income	19,197	13,381	5,816	43%
Other Income	3,466	2,353	1,113	47%
Total Revenue	282,298	233,286	49,012	21%
Expenses
Interest expense	180,804	120,413	60,391	50%
Provision for loss on receivables	(944)	12,481	(13,425)	(108)%
Compensation and benefits	58,711	48,527	10,184	21%
General and administrative	24,001	24,826	(825)	(3)%
Total expenses	262,572	206,247	56,325	27%
Income (loss) before equity method investments	19,726	27,039	(7,313)	(27)%
Income (loss) from equity method investments	162,019	27,429	134,590	491%
Income (loss) before income taxes	181,745	54,468	127,277	234%
Income tax (expense) benefit	(49,429)	5,299	(54,728)	(1,033)%
Net income (loss)	$132,316	$59,767	$72,549	121%
•Net income increased by $73 million due to an increase in income from equity method investments of $135 million and an increase in total revenue of $49 million, offset by an increase in total expenses of $56 million and an increase in income tax expense of $55 million.
•Total revenue increased by $49 million due to a $56 million increase in interest income and securitization income driven by higher receivables and securitization assets balances. Rental income decreased by $17 million due to the sale of real estate assets in 2023 and 2024. Gain on sale and other income increased by $10 million, driven by a change in the mix and volume of assets being securitized, which included the balance sheet rotation of certain land and government receivable assets.
•Interest expense increased by $60 million primarily due to a larger average outstanding debt balance and a higher average interest rate. We recorded a benefit for loss on receivables of $1 million driven primarily by a reduction in our reserve related to the contribution of assets into a co-investment vehicle, partially offset by loans and loan commitments made during the period.
•Compensation and benefits and general and administrative expense increased by $9 million primarily due to growth of the company.
•Income from equity method investments increased by $135 million primarily due to allocations of income related to tax credits allocated to other investors in a grid-connected utility-scale solar project, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project.
•Income tax expense increased by $55 million primarily due to larger income before income taxes driven primarily by income from equity method investments discussed above.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in millions)
Income (loss) under GAAP	$(23)	$3	$162	$27

Collections of Adjusted earnings	$26	$12	$57	$30
Return of Capital	6	12	10	17
Cash collected	$32	$24	$67	$47
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
The table below provides a reconciliation of our GAAP net income (loss) to adjusted earnings for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$(19,616)	$(0.17)	$21,446	$0.20	$129,949	$1.09	$59,075	$0.59
Adjustments:
Reverse GAAP (income) loss from equity method investments	23,405		(2,759)		(162,019)		(27,429)
Equity method investments earnings adjustment (2)	59,436		41,034		174,189		113,453
Elimination of proportionate share of fees earned from co-investment structures (3)	(236)		—		(347)		—
Equity-based expenses	4,118		3,499		21,459		16,372
Provision for loss on receivables (4)	1,233		9,792		(944)		12,481
Loss (gain) on debt modification or extinguishment	953		—		953		—
Amortization of intangibles	3		716		177		2,260
Non-cash provision (benefit) for income taxes	(7,112)		(5,128)		49,429		(5,299)
Current year earnings attributable to non-controlling interest	440		201		2,367		692
Adjusted earnings	$62,624	$0.52	$68,801	$0.62	$215,213	$1.83	$171,605	$1.70
Shares for adjusted earnings per share (5)	119,799,985		110,290,640		117,568,734		101,046,485
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
(4)In addition to these provisions, in the nine months ended September 30, 2024, we concluded that an equity method investment, along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with this investment is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
(5)Shares used to calculated adjusted earnings per share represents the weighted average number of shares outstanding including our issued unrestricted common shares, restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls in assessing whether an instrument is equity-like or debt like.
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
The following is a reconciliation of our GAAP-based net investment income to our adjusted net investment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Interest income	$64,068	$54,295	$195,539	$145,624
Rental income	83	6,039	2,012	19,013
GAAP-based investment revenue	64,151	60,334	197,551	164,637
Interest expense	59,401	43,295	180,804	120,413
GAAP-based net investment income	4,750	17,039	16,747	44,224
Equity method earnings adjustment	59,436	41,034	174,189	113,453
Loss (gain) on debt modification or extinguishment	953	—	953	—
Amortization of real estate intangibles	3	716	177	2,260
Adjusted net investment income	$65,142	$58,789	$192,066	$159,937

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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	September 30, 2024	December 31, 2023
	(in millions)
Equity method investments	$3,353	$2,966
Receivables, net of allowance	2,900	3,074
Receivables held-for sale	22	35
Real estate	3	111
Investments	18	7
GAAP-based Portfolio	6,296	6,193
Assets held in securitization trusts	6,747	6,060
Assets held in co-investment structures	74	$—
Managed Assets	$13,117	$12,253
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

			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2022	December 31, 2023	September 30, 2024	September 30, 2023	September 30, 2024
	(in thousands)
Net cash provided by operating activities	$230	$99,689	$18,055	$92,340	$25,404
Changes in receivables held-for-sale	62,953	(51,538)	16,763	(40,183)	5,408
Equity method investment distributions received	110,064	30,140	26,705	20,259	36,586
Proceeds from sales of equity method investments	1,700	—	2,107	—	2,107
Principal collections from receivables	125,976	197,784	508,704	167,406	539,082
Proceeds from sales of receivables	5,047	7,634	124,150	7,634	124,150
Proceeds from sales of land	4,550	—	115,767	—	115,767
Principal collection from investments (1)	170	3,805	266	313	3,758
Proceeds from sales of investments and securitization assets	7,020	—	—	—	—
Principal payments on non-recourse debt	(30,581)	(21,606)	(72,302)	(14,714)	(79,194)
Adjusted cash flow from operations plus other portfolio collections	287,129	265,908	740,215	233,055	773,068
Less: Dividends	(132,198)	(159,786)	(142,178)	(115,087)	(186,877)
Cash Available for Reinvestment	$154,931	$106,122	$598,037	$117,968	$586,191
(1) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2022	December 31, 2023	September 30, 2024	September 30, 2023	September 30, 2024
			(in thousands)
Components of adjusted cash flow from operations plus portfolio collections:
Cash collected from our Portfolio	424,301	442,322	718,588	346,321	814,589
Cash collected from sale of assets (1)	46,673	34,034	252,847	27,773	259,108
Cash used for compensation and benefit expenses and general and administrative expenses	(64,187)	(78,681)	(62,516)	(62,222)	(78,975)
Interest paid (2)	(98,704)	(138,418)	(123,548)	(91,988)	(169,978)
Securitization asset and other income	18,897	28,189	22,223	20,797	29,615
Principal payments on non-recourse debt	(30,581)	(21,606)	(72,302)	(14,714)	(79,194)
Other	(9,270)	68	4,923	7,087	(2,096)
Adjusted cash from operations plus other portfolio collections	$287,129	$265,908	$740,215	$233,055	$773,068
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.

(2)    For the nine months and TTM ended September 30, 2024, interest paid includes a $19 million benefit from the settlement of a derivative which was designated as a cash flow hedge.
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
Our Portfolio totaled approximately $6.3 billion as of September 30, 2024. Unlevered portfolio yield was 8.1% as of September 30, 2024 and 7.9% as of December 31, 2023. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2024.
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated on the ten year period ending September 30, 2024. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and investments. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in climate solutions. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of September 30, 2024 is:

Average Annual Recognized Loss on Managed Assets (GAAP)	0.12%
Average Annual Realized Loss on Managed Assets	0.07%
Environmental Metrics
As a part of our investment process, we calculate the estimated metric tons of carbon emissions avoided by our investments by applying emissions factor data representing the locational marginal emissions associated with a projects location to an estimate of a project’s energy production or savings to compute an estimate of metric tons of carbon emissions avoided. We then determine the metric tons of carbon emissions avoided per thousand dollars of investments, in a calculation we refer to as CarbonCount, which enables us to measure the impact our investments have on avoiding carbon emissions. We estimate that our investments originated during the quarter ended September 30, 2024, will avoid annual carbon emissions by approximately 70,000 metric tons, equating to a CarbonCount® of 0.18. We estimate that our investments made since 2013 have cumulatively avoided annual carbon emissions by over 7 million metric tons.
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

We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of September 30, 2024
(in millions)
Unrestricted cash	$44
Unused capacity under our unsecured revolving credit facility	1,126
Unused capacity under our commercial paper program	107
Unused capacity under our senior secured credit facility	22
Total liquidity	$1,299

Capital markets activity during the nine months ended September 30, 2024
During the nine months ended September 30, 2024, we increased the available capacity available under our unsecured revolving credit facility to $1.25 billion, and extended the maturity of the facility to April 2028. We also extended the maturity of our unsecured term loan facility to April 2027, and used proceeds from the unsecured revolving credit facility to partially prepay our unsecured term loan facility by $275 million. We also increased the available capacity under our green commercial paper program to $125 million, and extended the term of the facility to April 2026. Also in June 2024, we established a senior secured credit facility, designed to warehouse climate solutions assets until they achieve key technical milestones, at which point we may consider them for sale to large institutional investors under our established securitization programs. During the nine months ended September 30, 2024, we issued $181 million in equity, issued an additional $200 million principal amount of 2027 Senior Unsecured Notes for proceeds of $204 million, and issued $94 million of non-recourse debt secured by equity method investments. In the quarter ended September 30, 2024, we issued $700 million of senior unsecured notes due 2034 at a yield to maturity of 6.476% and used $400m of the net proceeds from such offering to redeem our 6.00% Senior Notes due 2025, and the remainder to temporarily repay a portion of the outstanding borrowings under our unsecured revolving credit facility.
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
As of September 30, 2024, the maturity profile of our recourse debt obligations was as follows:

Maturities of Recourse Debt in Millions as of September 30, 2024
$1,100m
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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of September 30, 2024, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 100% as of September 30, 2024, which is at the top of our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	September 30, 2024	% of Total	December 31, 2023	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$—	—%	$338	8%
Fixed-rate debt (2)	4,131	100%	3,909	92%
Total debt	$4,131	100%	$4,247	100%
Equity	$2,323		$2,142
Leverage	1.8 to 1		2.0 to 1

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
We or our affiliates may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We believe our identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future investments, debt service, operating costs and distributions to our stockholders.
Sources and Uses of Cash
We had approximately $59 million and $75 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2024 and December 31, 2023, respectively. The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted cash from operations plus other portfolio collections was $740 million for the nine months ended September 30, 2024.

	For the nine months ended,
	September 30, 2024	September 30, 2023
	(in millions)
Cash provided by (used in) operating activities	$18	$92
Cash provided by (used in) investing activities	54	(1,419)
Cash provided by (used in) financing activities	(89)	1,320
Increase (decrease) in cash and cash equivalents	$(17)	$(7)

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the nine months ended September 30, 2024 was $74 million lower than the same period ended September 30, 2023. Net income was $73 million higher in the current period, which was offset by higher net negative adjustments to net income of $147 million when compared to the prior period.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the nine months ended September 30, 2024 was $1.4 billion higher than the same period ended September 30, 2023. This was driven by $341 million higher principal collections from receivables in the current period, $209 million of which was driven by a large, one-time prepayment. We received $117 million more from the sales of receivables in the period ended September 30, 2024 than the same period in the prior year. We invested $383 million less in equity method investments and $519 million less in receivables and investments in the period ended September 30, 2024 than the same period in the prior year.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the nine months ended September 30, 2024 was $1.4 billion lower than the same period ended September 30, 2023, primarily driven by lower borrowings net of principal repayments of approximately $1 billion than in the prior period, and lower equity issuances of $285 million.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $258 million as of September 30, 2024, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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

Book Value Considerations
As of September 30, 2024, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, residual assets in securitized financial assets, and derivatives that are carried on our balance sheet at fair value as of September 30, 2024, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $4.1 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $0 million of debt with variable interest rates outstanding as of September 30, 2024, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $0 million in floating-rate borrowings by $0 thousand. Such hypothetical impact of interest rates on our floating-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2024, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2024, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2024, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2023 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2024, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2024. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2024	6,198	$25.36	N/A	N/A
5/15/2024	9,563	32.28	N/A	N/A
8/15/2024	1,160	31.06	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC. HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the "Subsidiary Guarantors") have filed a shelf registration statement on Form S-3 with the SEC pursuant to which the Company may offer and sell debt securities from time to time and such securities may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company's Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.

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

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 8, 2024	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: November 8, 2024	/s/ Marc T. Pangburn
Marc T. Pangburn
Chief Financial Officer and Executive Vice President

Date: November 8, 2024	/s/ Charles W. Melko
Charles W. Melko
Chief Accounting Officer, Treasurer and Senior Vice President