Form 10-K
period 2024-12-31
HA Sustainable Infrastructure Capital, Inc.
filed 2025-02-14
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $3.4 billion based on the closing sales price of the registrant’s common stock on June 30, 2024 as reported on the New York Stock Exchange.
On February 10, 2025, the registrant had a total of 119,278,694 shares of common stock, $0.01 par value, outstanding (which includes 317,032 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Risks Related to Our Company and Structure
•Our management and employees depend on information systems and system failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
•Major public health issues and related disruptions in the U.S. and global economy and financial markets could adversely impact or disrupt our financial condition and results of operations.
•Our qualification as a REIT for prior taxable years depends on interpretation of highly technical and complex legal provisions, and our failure to qualify as a REIT for prior taxable years would subject us to U.S. federal income tax and potentially state and local tax.

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
•While we have an established Board-approved leverage limit, our Board of Directors (our “Board”) may change our financial leverage guidelines without stockholder consent.

PART I
In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” “HASI,” and “our company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation and any of our subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P., a Delaware limited partnership, is a subsidiary of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” Our business is focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
Item 1.    Business
COMPANY OVERVIEW
HASI is an investor in sustainable infrastructure assets advancing the energy transition. Our investment strategy is focused on actively partnering with clients to deploy capital primarily in income-generating real assets that are supported by long-term recurring cash flows. This strategy has enabled us to generate attractive risk-adjusted returns and provide stockholders with diversified exposure to the energy transition.

We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and a team of over 150 full-time investment, operating, and technical professionals. We have long-standing, programmatic relationships with some of the leading U.S. clean energy project developers, owners and operators, utilities, and energy service companies, which provide recurring, investment and fee-generating opportunities, while also enabling scale benefits and operational and transactional efficiencies. Partnering with these clients, we are able to earn attractive risk-adjusted returns by investing in a variety of asset classes across our three primary climate solutions markets:

Behind the Meter	Grid-Connected	Fuels, Transport, and Nature
(BTM)	(GC)	(FTN)
•Residential solar and storage	•Utility-scale solar	•Renewable natural gas
•Community, commercial, and industrial solar and storage	•Onshore wind	•Fleet decarbonization
•Energy efficiency	•Battery energy storage systems	•Ecological restoration
Through December 31, 2024, we have cumulatively closed more than 1,250 investments spanning more than 100 different clients since 1998. Our investments take many forms, including equity, joint ventures, real estate, commercial and government receivables or securities, and other financing transactions. With over $13 billion in managed assets, including a portfolio of $6.6 billion in assets retained on our balance sheet, our investments span a broad range of sustainable infrastructure assets, which in aggregate represent more than 7 gigawatts (GW) of solar power capacity (including 3.5 GW utility-scale) and more than 4 GW of onshore wind power capacity–which together generate 20 terawatt-hours (TWh) of electricity annually–as well as battery storage capacity of more than 1 GW, RNG facilities with the capacity to produce more than 40 million diesel gallons-equivalent, more than 1,000 commercial fleet vehicles, and more than 375 energy efficiency projects. In aggregate, we estimate our investments enable the avoidance of approximately 8 million metric tons of carbon dioxide equivalent annually (based on the aggregate of each of our project’s first year of operations).

We completed approximately $2.3 billion of transactions during both 2024 and 2023, and from 2020 through 2024 we have closed more than $10 billion of transactions. As of December 31, 2024, our managed assets totaled approximately $13.7 billion, and generally fall into one of three categories: (1) our Portfolio, which primarily consists of receivables and equity method investments we have retained on our balance sheet, (2) the portion of assets in our co-investment structures that are not included in our Portfolio but held by our investment partners in these structures, and (3) assets we have securitized by transferring all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees.

As of December 31, 2024, our Portfolio totaled approximately $6.6 billion, consisting of over 550 investments. Approximately 47% of our Portfolio is invested in BTM assets, approximately 39% invested in GC assets, and approximately 14% invested in FTN investments. The mix of our Portfolio is expected to vary over time, as we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor, and maturity.

As of December 31, 2024, assets held in our co-investment structures that were not consolidated as part of our Portfolio but held by our investment partners in these structures totaled approximately $300 million. As of December 31, 2024, we also managed approximately $6.8 billion in securitized assets held in unconsolidated securitization trusts.

The returns we generate on our investments are generally derived from five primary sources: (1) interest income, (2) income from equity method investments, (3) gains on the sale of assets through securitizations, (4) fee revenue from co-investment vehicles and securitized assets that we manage, and (5) residual income generated by the portion of securitized assets that we have retained. Management operates and evaluates the business with a particular focus on growing Adjusted earnings per share, as well as Adjusted Net Investment Income, which represents interest income and rental income revenue plus equity method investments earnings (a non-GAAP adjustment to our income from equity method investments that we believe is a useful indicator of the underlying economics of our investments) less interest expense and excluding the amortization of real estate intangibles and non-cash equity compensation expense.

We have achieved success as a leading pure play publicly-traded investor in sustainable infrastructure assets because of a number of differentiating qualities that we believe provide us with a competitive advantage in the market. The first such quality is our prioritization of long-term client relationships over individual transactions, as well as our explicit strategic decision never to compete with our clients, which differentiates us from many competing capital providers. The second is our access to permanent capital, which enables a degree of flexibility and creativity in structuring new investments that we believe clients find valuable. The third is our ability to nimbly invest in smaller transaction sizes across the capital structure which results in more investment opportunities than competing capital providers. The fourth such quality is our multi-decade experience in investing in our target end markets, and the unique technology, policy, taxes, incentives and investment structures that characterize such markets. We believe we have demonstrated the resilience of our business to grow assets, earnings, and generate attractive returns through multiple interest rate cycles, economic cycles, and political administrations. Together, these qualities not only differentiate us in the marketplace and add strategic value to our clients but also enable operational and transactional efficiencies that enhance our ability to earn attractive risk-adjusted returns on the assets in which we invest.

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline represents transactions that could potentially close in the next 12 months. There can, however, be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of December 31, 2024, our pipeline consisted of more than $5.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 48% is related to BTM assets and 25% is related to GC assets, with the remainder related to FTN.

We fund our investments in climate solutions using a broad range of financing sources including corporate unsecured bonds, convertible bonds, non-recourse or recourse debt from banks and financial institutions, equity, syndications and off-balance sheet securitization structures. We manage our short-term liquidity needs through short-term commercial paper issuances and revolving credit facilities. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles. A further description of our financing activities can be found herein in the section titled “Financing Strategy”.

In addition, we are committed to leadership in transparent disclosure on sustainability, impact, and governance matters. Beginning in 2013, we became one of the first capital providers to evaluate the climate impact of our investments, and we measure and report the efficiency with which all HASI investments avoid carbon emissions using CarbonCount®, our proprietary quantitative impact score of the avoided carbon dioxide equivalent emissions. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board led initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”). We are a member of the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets, and report our financed and avoided emissions under that framework. For further information on our disclosures, see the discussion in the sections titled “Our Investment Strategy” and “Sustainability, Impact and Corporate Governance” herein. We are committed to providing transparent disclosures on our human capital management, which can be found herein in the section titled “Human Capital Strategy.”

We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 through our taxable year ended December 31, 2023. In December 2023, our Board approved our revocation of our REIT status effective January 1, 2024, and we are taxed as a C Corporation beginning with tax year 2024. We operate our business in a manner that permits us to maintain our exemption from registration as an investment company under the 1940 Act.

MARKET OVERVIEW
The market for sustainable infrastructure assets remains strong and continues to grow, supported by three major trends impacting the U.S. economy and energy markets, which we expect will continued for several years.

First is the substantial growth expected in U.S. power demand in the years ahead–spurred most prominently by growth in data centers, domestic manufacturing, and the electrification of additional sectors of the economy, including transportation, space heating, and industrial manufacturing. This outlook is underscored by a breadth of forecasts including McKinsey & Company (“McKinsey”) which estimates growth in U.S. electricity demand of more than 1,000 terawatt-hours (TWh) between 2024 and 2030, with power demand from data centers alone requiring 50 gigawatts (GW) of new generating capacity, and requiring energy infrastructure investment of more than $500 billion, excluding costs for transmission and distribution and computer equipment within the data centers.

Second is the heightened focus on energy prices stemming from the inflation shock experienced between 2022 and 2024, which we believe will support the desire to supply this energy demand growth from an “all of the above” energy strategy that includes a breadth of energy sources, with a specific focus on the lowest cost sources of electricity like solar power.

Third is the greater awareness and appreciation of the scientific consensus that climate change is linked to human activities, as well as the substantial and growing financial costs of environmental disasters related to climate change. We believe this will lead to growing recognition of the need to satiate growth in energy consumption from sources with lower, if not zero, emissions, such as the renewable energy technologies in which we invest. We believe strong momentum behind these multi-year trends will lead to elevated demand for clean energy infrastructure assets, and are providing a growing set of investment opportunities that can generate superior risk-adjusted returns that we believe HASI’s business model and focus, our expertise and experience, and our investment and financing strategy leave it well-positioned to capitalize on.

Fourth is a growing focus on the need for not only greater grid resilience and reliability, in part due to higher load and greater frequency and magnitude of climate disasters, as discussed above, but also due to greater focus on energy national security in light of ongoing geopolitical uncertainty.
OUR INVESTMENT STRATEGY
We are an investment firm dedicated to investing in, and managing a portfolio of, sustainable infrastructure assets. Our investment strategy is focused on three end markets:
•Behind-the-Meter (“BTM”): distributed renewable energy projects which reduce energy cost and/or usage through residential, commercial & industrial, and community solar power and energy storage deployments, as well as energy efficiency improvements such as heating, ventilation, and air conditioning systems (HVAC), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems. The off-taker or counterparty for BTM assets may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights;
•Grid-Connected (“GC”): utility-scale renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, and wind, to generate cleaner, lower cost energy. The off-takers or counterparties for GC assets may be utility, electric users, or participants in the wholesale electric power markets who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life; and
•Fuels, Transport, and Nature (“FTN”): a range of infrastructure assets that are designed to reduce emissions and/or provide environmental benefits in projects beyond the power grid, such as transportation and fuels, including renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others. For FTN assets, the off-takers may be oil and gas refiners, industrial companies, and vertically integrated electric utilities.
One of the defining criteria of our investment strategy is that all HASI investments are neutral to negative on incremental carbon emissions or have some other tangible environmental benefit such as reducing water consumption or increasing resilience to extreme weather events. HASI’s investment thesis is that we can generate superior risk-adjusted returns by investing in sustainable infrastructure assets based on four key premises:

•With growth in data centers, domestic manufacturing, and the electrification of transportation, industry, and other sectors of the economy expected to drive U.S. power demand higher, we expect clean energy assets that provide lower cost and faster speed-to-market solutions that supply that demand will provide a growing number of opportunities to invest at attractive rates of return;
•With solar and wind energy, on an unsubsidized basis, representing the lowest cost source of electricity, according to Lazard Inc.’s “Levelized Cost of Energy” reports, given zero feedstock cost and no direct exposure to the volatility of fossil fuel commodity prices, clean energy should not only be in high demand but generate superior economic returns;
•With scientific consensus that climate change is linked to human activities and resulting in a growing frequency and magnitude of extreme weather events and environmental disasters causing billions of dollars of damages in the United States every year, assets that reduce or avoid carbon emissions can not only reduce potential regulatory and social costs but also substantial financial costs, while also providing an embedded option that may increase in value if regulatory authorities were to set a price on carbon emissions as has been done in other countries; and
•With growing demand for energy infrastructure assets that improve the reliability of the electric grid and enhance national security, assets that improve the resilience of the grid such as distributed energy resources, and that do not depend on fuel imported from foreign sources, will provide greater value and potentially superior rates of return..
Our primary objective is to earn attractive risk-adjusted returns that sufficiently exceed our cost of capital. We believe we are able to generate superior risk-adjusted returns in part due to our adherence to a core set of investment criteria. In particular, we are focused primarily on investments which are:
•income-generating sustainable infrastructure assets;
•supported by underlying, long-term recurring cash flows;
•contracted with creditworthy, incentivized off-takers;
•rely upon proven commercial technologies; and
•originated by programmatic clients
One of the primary metrics we utilize to measure our return on capital is a cash-on-cash internal rate of return over the life of the investment. In order to generate superior risk-adjusted returns, we believe it is important not only to pursue investments that yield attractive returns but also investments where risk can be sufficiently mitigated. We believe we are successful at this in part by using sophisticated structures which protect our invested capital and targeted returns by giving us a preferred position in the capital structure where we are assigned priority to collect cash flows ahead of other investors junior to us in the capital structure until we are able to achieve our targeted rate of return. In addition, we typically secure our investments with collateral that we are confident will support the return of our capital, further lowering the risk of our investments.
We make our investments via a variety of structures, including:
•equity investments in either preferred or common structures in unconsolidated entities;
•commercial and government receivables or securities, and
•real estate.
Our equity investments in climate solutions projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements, or other real estate rights. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the energy service companies (“ESCOs”). We invest in land that is leased under long-term agreements to renewable energy projects where our investment returns are typically senior to most project costs, debt, and equity.
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
FINANCING STRATEGY
Our financing strategy is focused on lowering our cost of capital while also growing and diversifying our sources of capital. We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We may finance our investments through the use of cash on hand, debt which may be either recourse or non-recourse and either fixed-rate or floating-rate, or equity, and may also finance such transactions through the use of off-balance sheet securitizations or syndication structures. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. In 2024, we established CarbonCount Holdings 1 LLC (“CCH1”), a co-investment structure established to jointly invest $2 billion in certain eligible climate positive projects with an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”). See Item 8. Financial Statements and Supplementary Data, Note 6 to our financial statements for further information on CCH1. We may consider further use of similar structures to allow us to expand the investments that we make or to manage our Portfolio diversification.
During 2024, we received a second investment grade rating from a major rating agency, which enabled our bonds to be included in investment grade bond indices. Achieving investment grade status has further enhanced our financing strategy by improving our access to capital and lowering our cost of capital.
The decision on how we finance our business is largely driven by our target capital structure, and by market conditions including the overall interest rate environment, prevailing credit spreads and the terms of available financing. During periods of market disruption, certain sources of financing may be less accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of financial leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may use, our Board has established a target limit of our leverage ratio, defined as the ratio of debt to equity, of at or below 2.5 to 1, and a target range for our percentage of fixed rate debt to total debt of between 75% and 100%, allowing for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term. Operationally, we target a leverage ratio below our Board’s target limit, in the range of 1.8 to 2.0 to 1. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.
In our off-balance sheet financings, we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. The availability of securitization counterparties has remained high throughout various market cycles due to investor demand for high credit quality, long-term climate-positive investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks. We also typically manage and service these assets in exchange for fees. We may also use other funds or structures such as CCH1 where institutional investors purchase all or a portion of the economics of the transaction and where we may receive upfront or ongoing fees for managing the assets. We periodically provide other services, including arranging financings that are held on the balance sheets of other investors and advising various companies with respect to structuring investments.
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
Our employees are typically engaged in our mission of sustainability and we believe this engagement improves their performance, as well as our employee recruitment and retention. Our chief executive officer periodically leads employee meetings intended to reinforce the importance of our mission and regularly meets with small groups of employees to receive their feedback on our business. We also meet no less than quarterly as a company to provide information to employees on our strategy, mission, and financial results. We continuously evaluate our employees’ level of engagement through in-person or remote meetings and through formal surveys or similar tools administered on a periodic basis.

We adhere to a blended learning approach with the understanding that our people learn from experiences (on the job and outside of work), from other people (mentors or supportive managers), and from formal learning and training programs. We run a periodic education series that includes internal and external speakers presenting topics of interest that are relevant to our employees. We provide multiple learning solutions that cover a wide range of areas such as leadership skills, financial knowledge, technology training, presentation skills, and training intended to support an inclusive environment for all. We also support the pursuit of advanced certifications and degrees in areas including business, science and engineering, and liberal and fine arts and employ formal and informal coaching arrangements.
We care about our employees’ employment experience and recognize them as individuals who are motivated in different ways. Managers hold performance conversations with their employees on a periodic basis to ensure they receive adequate performance feedback, and to allow managers to both obtain insight into how to support the development of their staff and to ensure that performance expectations are clear and aligned with the overarching objectives of the Company. We also provide continuous dialogue in between these formal touchpoints.
We believe we provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers, including by obtaining advanced degrees or professional certifications. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Therefore, employees typically receive a portion of their compensation in the form of annual bonuses as well as equity grants which are both tied in part to the Company’s financial performance. In addition to competitive base salaries, cash bonuses, and equity participation for most employees, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay substantially all of the cost of our employees’ healthcare insurance. Further, in addition to what we believe to be market total rewards benefits, we provide additional benefits, such as employee assistance programs, back-up childcare solutions, and a tuition reimbursement program.
We take a values-driven, broad view of diversity, equity, and inclusion for all. We believe that fostering an internal culture of belonging that allows people of all backgrounds to flourish lends itself to the highest levels of company performance and facilitates the attraction and retention of best-in-class talent. Employees who hold divergent opinions are encouraged to voice their views. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, and engagement and inclusion indices.
Decisions regarding staffing, selection, and promotions are made on the basis of individual qualifications related to the requirements of the position. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the development and/or promotion of highly-qualified personnel from all demographics including women, people of color and other recognized groups for management and Board positions.
Our policy is “equal pay for equal work” in compliance with applicable state law. Compensation for our employees is based upon experience, seniority, educational attainment, and individual contribution and company performance against goals.
As of December 31, 2024, we employed 158 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations – Human Capital Metrics” for discussion of metrics related to our Human Capital Strategy.
SUSTAINABILITY, IMPACT AND CORPORATE GOVERNANCE
We own and invest in a diversified portfolio of climate solutions projects focused on reducing or mitigating the impacts of climate change. Under the direction of our chief executive officer and our Board, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our Board is responsible for our oversight of sustainability, impact, and governance matters, including related policies and communications. Additionally, we have a committee of employees from across our organization that is focused on implementing sustainability and impact strategies and policies and reports directly to our chief executive officer. Annually we publish a report that illustrates our progress on these matters. We are a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption.
Sustainability. Our business and business strategy are focused on addressing climate change, in part through the reduction of carbon emissions that have been scientifically linked to climate change. As described under “Investment Strategy”, we quantify the carbon impact of each of our investments. In addition, we operate our business in a manner intended to reduce our own environmental impact, including by purchasing renewable energy credits to mitigate the impact of our office operations, encouraging recycling and composting, and offering clean transportation employee incentives for electric and hybrid vehicles. We have also adopted policies focused on minimizing the environmental impact of our operations. In 2021, we established targets for our transition to net-zero carbon emissions by 2050 using the foundational framework developed by the Science Based Targets Initiative.
Impact. We recognize that the effects of pollution, environmental degradation, increased climate-fueled extreme weather events, and the economic transition away from fossil fuels fall most heavily on certain communities in our society, especially rural communities and communities of color. We know that the effects of climate change are already disproportionately impacting disadvantaged communities, and these adverse outcomes will be exacerbated if we do not eliminate harmful greenhouse gas emissions. Equally so, we acknowledge the legacy of discriminatory policies in creating and perpetuating this imbalance. We believe that the energy transition presents an opportunity to address these disparities. .
These principles inform our process for underwriting investments, our engagement with business partners, our human capital strategy, philanthropy, and policy advocacy efforts. We established the HASI Foundation to provide cash and in-kind support to programs which provide climate solutions investments and career opportunities for those from disadvantaged communities, as well as organizations across our local region that seek to strengthen the social fabric and promote economic and climate resiliency.
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
•our Board has determined that eight of our ten directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;
•we have a lead independent director of our Board that convenes and chairs executive sessions of the independent directors to discuss certain matters without management or the chairman present;
•we have separated the executive chairman and chief executive officer roles;
•three of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);
•four of our directors (including our lead independent director) are women and two of our directors are people of underrepresented ethnicity constituting 40% and 20% respectively, of our Board in furtherance of our board diversity policy;
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
•we have a Clawback Policy that provides for the possible recoupment of performance or incentive-based compensation in the event of an accounting restatement due to material noncompliance by us with any financial reporting requirements under the securities laws (other than due to a change in applicable accounting methods, rules or interpretations); and
•stockholders have the ability to amend the Company’s bylaws by the affirmative vote of the holders of a majority of the outstanding shares of our common stock pursuant to a binding proposal submitted by a stockholder.
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
We have adopted a Statement of Corporate Policy Regarding Equity Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information, and also prohibits our directors and officers from hedging equity securities of the Company, holding such securities in a margin account or pledging such securities as collateral for a loan. We review all of these policies on a periodic basis with our employees. See Exhibit 19.1 to this Form 10-K for these policies.
Our business is managed by our leadership team, subject to the supervision and oversight of our Board. Our directors stay informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications.
We believe in transparent reporting relating to sustainability and impact matters because we believe such reporting improves the understanding of our financial results. As discussed in the “Investment Strategy” section above, we quantify the environmental impact of every transaction we execute through the application of CarbonCount. Our 2024 CarbonCount and avoided emissions for investments originated in 2024 can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Environmental Metrics”.
We continue to implement the TCFD recommendations, and the recommended disclosures will be included in our Sustainability and Impact Report, which is not furnished or filed with the SEC and is not deemed to be incorporated by reference into this document.
In addition to the above environmental reporting initiatives, beginning in 2022, we report our corporate emissions under PCAF, a voluntary global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets. We also disclose metrics related to our Human Capital Strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Human Capital Metrics”. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount, and in some instances are able to achieve better borrowing rates by achieving certain CarbonCount scores. Certain of our debt issuances have been evaluated to determine that they meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND OTHER LEADERSHIP TEAM PERSONNEL
Our executive officers and other leadership team personnel and their biographies are provided below. On February 13, 2025, we announced that Charles W. Melko will become executive vice president and chief financial officer, Marc T. Pangburn will become executive vice president and chief revenue and strategy officer, and Nathaniel J. Rose will become senior managing director, each effective as of March 1, 2025.
Jeffrey A. Lipson, 57, has served as president and our chief executive officer since 2023. Prior to becoming chief executive officer, Mr. Lipson served as an executive vice president and our chief operating officer since 2021 and as our chief financial officer since 2019. Previously, Mr. Lipson was president and chief executive officer and director of Congressional Bank (now Forbright Bank). Mr. Lipson also previously served in various roles for CapitalSource, Bank of America, and its predecessor FleetBoston Financial. Mr. Lipson received a Bachelor of Science degree in Economics from Pennsylvania State

University in 1989 and a Master of Business Administration in Finance from New York University’s Leonard N. Stern School of Business in 1993.
Marc T. Pangburn, 39, has served as an executive vice president and our chief financial officer since 2023, and prior to that served as a co-chief investment officer from 2021 to 2023. Mr. Pangburn joined the Company in 2013 and previously served as a managing director until 2021. Prior to joining the Company, Mr. Pangburn worked at MP2 Capital, a solar development and financing company, where he was responsible for structuring the firm’s transactions, and worked in the private capital group at New York Life Investments, focusing on utilities, energy and infrastructure debt and equity investments. Mr. Pangburn is a member of the President’s Council at Ceres, a non-profit sustainability advocacy organization. Mr. Pangburn received his Bachelor of Arts degree in economics from Drew University.
Susan D. Nickey, 64, has served as an executive vice president and our chief client officer since 2021. Ms. Nickey previously served as a managing director from 2014 to 2021. Ms. Nickey is responsible for leading business development and managing client relationships. Ms. Nickey currently serves as chair on the board of directors of the American Clean Power Association. Previously, she founded and served as CEO of Threshold Power. Ms. Nickey received a Bachelor of Business Administration from the University of Notre Dame and a Master of Science in Foreign Service from Georgetown University.
Nathaniel J. Rose, CFA, 47, has served as executive vice president since 2015 and as a chief investment officer beginning in 2017 and also from 2013 to 2015. Previously, Mr. Rose served as our chief operating officer from 2015 to 2017 and has been with the Company and its predecessor since 2000. Mr. Rose has been involved with a vast majority of our transactions since 2000. Mr. Rose received a joint Bachelor of Science and Bachelor of Arts degree from the University of Richmond in 2000 and a Master of Business Administration degree from the Darden School of Business Administration at the University of Virginia in 2009. Mr. Rose is a CFA charter holder and has passed the CPA examination. He holds a Series 63 and 79 securities licenses.
Viral Amin, 53, joined the Company as a senior vice president in 2023, and in 2024 became executive vice president and chief risk officer. Mr. Amin leads the on-balance sheet portfolio management group and risk management functions, and supports the Company’s underwriting process. Prior to joining the Company, Mr. Amin served in a number of roles at DTE Energy, including its vice president of business development, strategy, and mergers and acquisitions of the unregulated portfolio company from 2018 to 2023. While at DTE, Mr. Amin held multiple commercial and strategic roles in the utility and non-utility businesses, and ultimately became responsible for the unregulated company’s investment activities overseeing its growth through sourcing, diligence, and execution of new projects in renewable and industrial energy. Prior to joining DTE, Mr. Amin worked for several years at Ford Motor Co. and Visteon Corporation as an engineer. Mr. Amin holds a Bachelor of Science degree and a Master of Science degree in electrical engineering from the University of Michigan, as well as a Master of Business Administration degree from the University of Michigan’s Ross School of Business.
Steven L. Chuslo, 67, has served as an executive vice president and our general counsel and secretary since 2013 and our chief legal officer since 2021. Previously, Mr. Chuslo has served with the predecessor of the Company as general counsel and secretary since 2008. Mr. Chuslo is responsible for governance support to our Board and management and oversees the Company’s legal resources in its investment and portfolio management activities. Mr. Chuslo has more than 30 years of experience in the fields of securities, commercial and project finance, energy project development, and U.S. federal regulation. Mr. Chuslo received a Bachelor of Arts degree in History from the University of Massachusetts/Amherst and a Juris Doctor from the Georgetown University Law Center.
Katherine McGregor Dent, 52, has served as our senior vice president and chief human resources officer since April 2020, focusing on culture, strategy, and organizational development. Previously, Ms. Dent served as vice president, deputy general counsel, and assistant secretary from 2003 to 2020, where she played a key role in structuring, developing, negotiating, and closing billions of dollars of transactions for the Company. Ms. Dent received a Bachelor of Arts in English from Niagara University and a Juris Doctor from the University at Buffalo School of Law. Ms. Dent serves on the board of directors for the YWCA of Annapolis and Anne Arundel County.
Daniel K. McMahon, CFA, 53, has served us as an executive vice president since 2015 and is the head of our syndication group. He has been with the Company and its predecessor since 2000 in a variety of roles, including as a senior vice president from 2007 to 2015. He has played a role in analyzing, negotiating, structuring, and managing several billion dollars of transactions. Mr. McMahon received a Bachelor of Arts degree from the University of California, San Diego in 1993, and is a CFA charter holder. He holds Series 24, 63 and 79 securities licenses.
Charles W. Melko, CPA, 44, has served as a senior vice president and our chief accounting officer since 2017 and as our treasurer since January 2021. He joined the Company in 2016 as a senior vice president and controller and has since been responsible for leading the Company’s accounting and financial reporting function. In his treasurer role, he is involved in the Company’s cash management and related capital markets activities. Previously, Mr. Melko served in a number of roles at PricewaterhouseCoopers LLP, including as a senior manager in the National Professional Services Group where he focused on complex financial instruments accounting issues for energy clients. Mr. Melko received a Bachelor of Science degree in

Accountancy, a Master of Business Administration degree and a Master of Science degree in Accountancy from Wheeling Jesuit University. Mr. Melko holds a CPA license in West Virginia and Maryland and is also a Certified Treasury Professional (CTP).
Amanuel Haile-Mariam, 45, has served as a senior managing director since 2024. Mr. Haile-Mariam joined the Company as a managing director in 2021 and is responsible for the Company’s structured investments in Grid-Connected renewable energy markets. Prior to joining the Company, Mr. Haile-Mariam worked at GE Energy Financial Services for 15 years, most recently as Managing Director - Head of Capital Advisory and Portfolio, Americas leading the execution, asset management, capital raise and divestment of energy infrastructure projects. Prior to joining GE Energy Financial Services, Mr. Haile-Mariam worked at GE Corporate Audit Staff, conducting financial audits, leading simplification and operational excellence projects. Mr. Haile-Mariam received his Bachelor of Science degree in accounting and Master of Business Administration in finance from the University of Connecticut.
Annmarie Reynolds, 55, has served as a senior managing director since 2024. Ms. Reynolds joined the Company as a managing director in 2022 and is responsible for building and growing the Company’s investment in markets beyond current asset classes. Prior to joining the Company, Ms. Reynolds worked at The AES Corporation for 22 years serving in several senior roles including chief customer officer from 2019 to 2022, chief commercial officer – US and Eurasia from 2018 to 2019, and prior to that as chief risk officer and managing director climate solutions. Prior to joining The AES Corporation, Ms. Reynolds worked several years at New York State Electric and Gas as an energy trader and engineer. Ms. Reynolds received her Bachelor of Science degree in Mechanical Engineering from Rutgers University, The State University of New Jersey.
Daniela Shapiro, 50, has served as a managing director since 2024. Ms. Shapiro joined the Company as managing director in 2022 and is responsible for growing the Company’s investments in Behind-the-Meter opportunities and expanding solutions for broader onsite and as-a-service offerings. Ms. Shapiro has over 20 years of energy industry experience. Prior to joining the Company, Ms. Shapiro was the chief financial officer for Guzman Energy and held various other executive positions, including at SoCore/ ENGIE. Prior to this, Ms. Shapiro worked in the banking industry for 10 years, where she was responsible for deploying capital in energy and infrastructure assets, including tax equity investments in renewable energy projects. Ms. Shapiro received her Bachelor of Science degree in Electrical Engineering from UNIFEI in Brazil, and her Master of Business Administration degree from Northwestern University’s Kellogg School of Management.

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

Item 1A.    Risk Factors
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or markets in which we participate collectively as climate solutions projects or the industry. Please also refer to the sections entitled “Forward-Looking Statements” and “Risk Factor Summary”.

Risks Related to Our Business and Our Industry
If the cost of energy generated by traditional sources of energy declines from present levels, demand for the projects in which we invest may decline.
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
Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. For example, Federal Energy Regulatory Commission (“FERC”) conducted its own review of grid resiliency and the functioning of electricity markets and has made, and could continue to make, changes to policies and regulations related to the function of the electricity markets and grid resiliency which may negatively impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy. This could result in a significant reduction in the potential demand for such systems. Utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use energy efficiency and renewable energy systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.
Further, certain climate solutions projects in which we invest may be “qualifying facilities” that are exempt from rate regulation as public utilities by FERC under the Federal Power Act, (the “FPA”). FERC regulations under the FPA confer upon these qualifying facilities key rights to interconnection with local utilities and can entitle such facilities to enter into PPAs with local utilities, from which the qualifying facilities benefit.. Changes to these U.S. federal laws and regulations could increase the regulatory burdens and costs and could reduce the revenue of the project. In addition, modifications to the pricing policies of utilities could require climate solutions projects to achieve lower prices in order to compete with the price of electricity from the electric grid and may reduce the economic attractiveness of certain energy efficiency measures. To the extent that the projects in which we invest are subject to rate regulation, the project owners will be required to obtain FERC acceptance of their rate schedules for wholesale sales of energy, capacity and ancillary services. Any adverse changes in the rates project owners are permitted to charge could negatively impact the repayment of our investments, or the return on our assets.
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
Our sustainability and governance strategy and practices and the level of transparency with which we are approaching them are foundational to our business and expose us to several risks. We may fail or be unable to fully achieve one or more of our sustainability and governance goals due to a range of factors within or beyond our control, or we may adjust or modify our goals in light of new information, adjusted projections, or a change in business strategy, which could negatively impact our reputation and our business. A failure to or perception of a failure to disclose metrics and set goals that are rigorous enough or in an acceptable format, a failure to appropriately manage selection of goals, a failure to or perception of a failure to make appropriate disclosures, stockholder perception of a failure to prioritize the “correct” sustainability and governance goals, or an unfavorable sustainability and governance-related rating by a third party, could negatively impact our reputation and our business.
The environmental, social, and governance (“ESG”) standards, norms, or metrics, are constantly evolving. In recent years “anti-ESG” sentiment has gained momentum across the U.S., with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the President having recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. If we do not successfully manage expectations across varied stakeholder interests, such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
Certain data we utilize in our CarbonCount or similar metric calculations is prepared by third parties or receives limited assurance from and/or verification by third parties and may undergo a less rigorous review process than assurance sought in connection with more traditional audits and such review process may not identify errors and may not protect us from potential liability under the securities laws. If errors are identified, our reputation and our business could be negatively impacted. If we were to seek more extensive assurance or attestation with respect to such sustainability and governance metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation. Our business could be negatively impacted if any of our disclosures, including our CarbonCount or similar metrics, reporting to third-party standards, or reporting against our goals, are inaccurate, perceived to be inaccurate, or alleged to be inaccurate.

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
Contracts with government counterparties that support the projects in which we invest may be more favorable to the government counterparties compared to commercial contracts with private parties. For example, a lease, concession or general service contract may enable the government to modify or terminate the contract without requiring the payment of adequate compensation. Typically, our contracts with government counterparties contain termination provisions, including prepayment amounts. In most cases, the prepayment amounts provide us with amounts sufficient to repay the financing we have provided but may be less than amounts that would be payable under “make whole” provisions customarily found in commercial lending arrangements.
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
With respect to the projects in which we invest, increases in interest rates, have caused, and in general, may in the future cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with the project’s borrowings to increase; (3) the market value of the project’s fixed rate or fixed return assets to decline; and (4) the market value of any of the project’s fixed-rate interest rate swap agreements to increase. Decreases in interest rates, in general, may over time cause: (1) project owners to be more interested in borrowing or raising equity thus increase the demand for our assets; (2) prepayments on our assets, to the extent allowed, to increase; (3) the interest expense associated with the project’s borrowings to decrease; (4) the market value of the project’s fixed rate or fixed return assets to increase; and (5) the market value of any fixed-rate interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.
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
Further, our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors and may not be correct. If our estimates or judgments are incorrect, our results of operations and financial condition could be adversely impacted. See Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to our provision of loan losses.

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
Our investments are subject to risks of delinquency, foreclosure and loss. In many cases, the ability of a borrower to return our invested capital and our expected return is dependent primarily upon the successful development, construction and operation of the underlying project. If the cash flow of the project is reduced, the borrower’s ability to return our capital and our expected return may be impaired. We make certain estimates regarding project cash flows or savings during the underwriting of our investment. These estimates may not prove accurate, as actual results may vary from estimates. The cash flows or cost savings of a project can be affected by, among other things: the terms of the power purchase or other use agreements used in such project; the creditworthiness of the off-taker or project user; price of power or services now and in the future; the technology deployed; unanticipated expenses in the development or operation of the project and changes in national, regional, state or local economic conditions, laws and regulations; and force majeure events.
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
The projects in which we invest may incur liabilities that rank equally with, or senior to, our investments in such projects.
We provide a range of product investment structures, including various types of debt and equity securities, senior and subordinated loans, real property leases, mezzanine debt, preferred equity and common equity. Our projects may have, or may be permitted to incur, other liabilities or equity preferences that rank equally with, or senior to, our positions or investments in such projects or businesses, as the case may be, including with respect to grants of collateral. By their terms, such instruments may entitle the holders to receive payment of interest, principal payments or other distributions on or before the dates on which we are entitled to receive payments with respect to the instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of an entity in which we have invested, holders of instruments ranking senior to our investment in that project or business would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior stakeholders, such project may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with instruments we hold, we would have to share on an equal basis any distributions with other stakeholders holding such instruments in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant project.

We invest in joint ventures and other similar arrangements that subject us to additional risks.
Some of our project companies are structured as joint ventures, partnerships, securitizations, and syndications, and we also at times invest in project companies through co-investment structures. Part of our strategy is to participate with other institutional investors or the project’s sponsor on various climate solutions transactions. These arrangements are driven by the magnitude of capital required to complete acquisitions and the development of climate solutions projects and other industry-wide trends that we believe will continue. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from ours. These investments generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, project decisions relating to the management, operation and the timing and nature of any exit, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, project operations may be subject to the risk that the project owners may make business, financial or management choices with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests, including not making distributions. Because we may not have the ability to exercise control, we may not be able to realize some or all of the benefits expected from our investment. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
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
Many of the projects in which we invest depend on revenues from third-party contractual arrangements, including PPAs, that expose the projects to various risks.
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
Certain of our projects with contractually committed revenues or other sources of repayment under long term contracts will be subject to re-contracting risk in the future. These projects may be unable to renegotiate these contracts on equally favorable terms or at all once their terms expire. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
Generally, any projects involving construction are subject to various construction and operating delays and risks that have in the past caused them to, and may in the future cause them to, incur higher than expected costs or generate less than expected amounts of savings or outputs, such as electricity in the case of a renewable energy project.
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
We have invested in, through various structures, land or leasehold interests that are used by renewable energy projects. Negative market conditions or adverse events affecting tenants, or the industries in which they operate, could have an adverse impact on our underwritten returns. Moreover, many of our real estate assets are concentrated in similar geographic locations, which subjects us to an increased risk of significant loss if any property declines in value, incurs a natural disaster or if we are unable to lease a property.
We have indirectly, through equity method investments and securitization trust structures, invested in land leased to renewable energy projects in specific regions. Our returns and cash flow from such investments are dependent on favorable leasing terms and tenant stability, and are vulnerable to factors such as lease performance, market value fluctuations, natural disasters, and tenants’ financial health. Tenants experiencing project downturns, increased costs, or insolvencies could lead to significant losses. If tenants terminate or do not renew leases, we may not be able to re-lease the land with favorable leases or sell the land at prices that allow us to recover our investment or achieve our desired investment returns. Tenant bankruptcy could limit claims against unpaid rent, leading to operational losses. Concentration of projects in certain states exposes us to potential adverse political or regulatory changes or to potential natural disasters, impacting property values and leasing capabilities.
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
Although the assets or projects in which we invest generally have insurance, supplier warranties, subcontractors performance assurances such as bonding and other risk mitigation measures, the proceeds of such insurance, warranties, bonding or other measures may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.
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
Risks Related to Our Company and Structure
Our business could be harmed if key personnel terminate their employment with us.
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
Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Delaware law in connection with our management. Our duties, as the general partner, to our Operating Partnership and our partners may come into conflict with the duties of our directors and officers to us.

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
Our charter and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price our common stock.
Our charter and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or take other corporate actions, including effecting changes in our management. These provisions include:
•the denial of any right of our stockholders to remove members of our Board except upon the approval of at least two-thirds of the shares of then entitled to vote at an election of directors;
•the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;
•limitations on the ability of our stockholders to call special meetings;
•a prohibition on actions by holders of our common stock by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•establishing advance notice provisions for stockholder proposals and nominations for elections to our Board to be acted upon at meetings of stockholders;
•the ability of our Board to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer; and
•the requirement that the affirmative vote of the holders of at least two-thirds in voting power of all the then-outstanding shares of our common stock be obtained to amend our charter or bylaws.
Our charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.
Our charter provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court of the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our charter or our bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine of the law of the State of

Delaware. However, our charter provides that federal district courts of the United States of America will be the sole and exclusive forum for claims under the Securities Act.
These provisions may have the effect of discouraging lawsuits against us or our directors, officers, employees or agents. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the forum provisions in our charter. However, the enforceability of similar forum provisions in other companies’ charters has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be unenforceable. If a court were to find these provisions of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
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
The structural improvements securing the receivables held by us during the period we elected to be taxed as a REIT generally qualified as “fixtures” under local real property law, as well as under the Uniform Commercial Code, or the UCC, which governs rights and obligations of parties in secured transactions. Although not controlling for REIT purposes, the general rule in the United States is that once improvements are permanently installed in real properties, such improvements become fixtures and thus take on the character of and are considered to be real property for certain state and local law purposes. In general, in the United States, laws governing fixtures, including the UCC and real property law, afford lenders who have secured their financings with security interests in fixtures with rights that extend not just to the fixtures that secure their financings, but also to the real properties in which such fixtures have been installed. By way of example only, Section 9-604(b) of the UCC, which has been adopted in all but two states in the United States, permits a lender secured by fixtures, upon a default, to enforce its rights under the UCC or under applicable real property laws. Although there is limited authority directly on point, given the nature of, and the extent to which, the structural improvements securing the receivables held by us during the period we elected to be taxed as a REIT were integrated into and served the related buildings, we believe that the better view is that the nature and scope of our rights in such buildings that inured to us as a result of our receivables were sufficient to satisfy the requirements of the Real Property Regulations described above. In addition to the limited authority directly on point, two other important caveats apply in this regard. First, the Real Property Regulations do not define what is required for an obligation secured by a lien on a structural component to also be secured by a real property interest in the building served by such structural component. However, the initial proposed version of the Real Property Regulations, which never became effective, included a requirement that the interest in the real property held by a REIT be “equivalent” to the interest in a structural component held by the REIT in order for the structural component to be treated as a real estate asset. This requirement was ultimately not included in the final Real Property Regulations, in part in response to comments that such requirement may negatively affect investment in energy efficiency and renewable energy assets. We believe the deletion of this requirement implies that under the final Real Property Regulations, our rights in the building during the period we elected to be taxed as a REIT did not need to be equivalent to our rights in the structural components serving the building. Second, real property law is typically relegated to the states and the specific rights available to any lien or mortgage holder, including our rights as a fixture lien holder described above, may vary between jurisdictions as a result of a range of factors, including the specific local real property law requirements and judicial and regulatory interpretations of such laws, and the competing rights of mortgage and other lenders. During the period we elected to be taxed as a REIT, we applied the analysis described above in a number of states that have adopted Section 9-604(b) of the UCC. In addition, in states where Section 9-604(b) of the UCC has not been adopted, we applied the analysis described above based on the application of the local real property laws of that state to the extent that we received advice from counsel in those jurisdictions that local real property law provided us with appropriate rights to the buildings in which the structural improvements securing our receivables were installed. Furthermore, we applied the analysis described above to certain receivables secured by liens on structural improvements installed in buildings located in certain U.S. installations outside of the United States, based on our view that such installations were subject to U.S. sovereignty and as a result the UCC applied in such installations. While a number of cases have addressed the rights of fixture lien holders generally, there are limited judicial interpretations in only a few jurisdictions that directly address the rights and remedies available to a fixture lien holder in the real property in which the fixtures have been installed. Such rights have been addressed in some cases that support our position and, in factual circumstances distinguishable from our own, in some cases where the courts have found these rights to be more limited. The resolution of these issues in many jurisdictions therefore has remained uncertain. As a result of the foregoing, no assurance can be given that the IRS will not challenge our position that the receivables that we held during the periods that we elected to be taxed as a REIT met the requirements of the Real Property Regulations or that, if challenged, such position would be sustained.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In October 2023, our Board adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefits Preservation Plan was terminated in conjunction with our conversion from a Maryland corporation to a Delaware corporation in July 2024 (the “Conversion”). In the Conversion, we adopted our charter. Our charter includes provisions that are also intended to reduce the risk of an “ownership change” under Section 382 of the Code (the “Charter Tax Benefit Provisions”). The Charter Tax Benefit Provisions generally restrict any person or entity from attempting to transfer any of our stock to the extent that transfer would, if effected and subject to certain exceptions, (i) result in an individual, entity, firm, corporation, estate, trust or other person or group of persons described in the Charter Tax Benefit Provisions as a “Person” owning 4.8% or more of our common stock (which the Charter Tax Benefit Provisions refer to as a “Prohibited Ownership Percentage”) or (ii) increase the ownership percentage of any Person that has a Prohibited Ownership Percentage, subject to certain exceptions. The Charter Tax Benefit Provisions provide that any transfer that violates the Charter Tax Benefit Provisions shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Charter Tax Benefit Provisions.
Some persons who are beneficial owners (as defined under the Exchange Act) of 4.8% or more of our Common Stock are not “4.8-percent stockholders” (defined by reference to the definition of “5-percent shareholder” under Section 382) and hence would not affect our ownership shift for purposes of Section 382. We expect our Board to generally grant waivers, if requested, to allow purchases by such persons, though there is also no guarantee our Board will grant any such waivers.
There is no assurance, however, that the deterrent mechanism will be effective, and such acquisitions may still occur. In addition, the Charter Tax Benefit Provision may adversely affect the marketability of our common stock by discouraging existing or potential investors from acquiring our common stock or additional shares of our common stock.
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
We generate substantially all of our revenue from operations in the United States. We have begun to expand and may seek to expand our investments outside of the United States in the future. These operations will be subject to a variety of risks that we do not face in the United States, including risk from changes in foreign country regulations, infrastructure, legal systems and markets. Other risks include possible difficulty in repatriating overseas earnings and fluctuations in foreign currencies.
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
The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address inflation, financial crises, perceived trade imbalances, or other areas of regulatory concern. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our financial condition and results of operations. The far-ranging government intervention in the economic and financial system may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any. The inability to evaluate the potential impacts could have a material adverse effect on the operations of our business.
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
We typically retain the residual value associated with a securitization. We have also established special purpose entities through which we hold only a partial or subordinate interest or a residual value after taking into account our non-recourse debt facilities or a right to participate in the profits of such entity once it achieves a predefined threshold. As a holder of the residual value or other such interests, we are more exposed to losses on the underlying collateral because the interest we retain in the securitization vehicle or other entity would be subordinate to the more senior notes or interests issued to investors and we would, therefore, absorb all of the losses, up to the value of our interests, sustained with respect to the underlying assets before the owners of the notes or other interests experience any losses. In addition, the inability to securitize our Portfolio or assets within our Portfolio could hurt our performance and our ability to grow our business.
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

Certain of our existing credit facilities and debt contain, and any future financing facilities may contain, covenants that restrict our operations and may inhibit our ability to grow our business and increase revenues.
Certain of our existing credit facilities and debt contain, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our non-recourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets that secure the debt. For further information see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
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
We have issued senior unsecured notes that require us to maintain a certain amount of unencumbered assets as a part of our Portfolio. These provisions may limit our ability to leverage certain assets and limit our overall debt levels.
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
We cannot guarantee the timing, amount, or payment of dividends on our common stock.
As a REIT, we were generally required, among other things, to distribute annually at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to have qualified as, and to have maintained our qualification as a REIT. Effective January 1, 2024, we revoked our REIT election and starting in 2024 we were taxed as a C corporation, and as a result, in 2024 and going forward, we were no longer subject to this requirement. However, our current policy is to pay quarterly distributions, though the timing, declaration, amount and payment of any dividends will be within the discretion of our Board, and will depend upon various factors, including our earnings, our financial condition, our liquidity, our debt covenants, applicable provisions of Delaware law and other factors as our Board may deem relevant from time to time. Moreover, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.
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
Our Chief Technology Officer (“CTO”), who also serves as our chief information security officer, helps identify, assess and manage our cybersecurity threats and risks. Collaborating with their team, they are responsible for steering the company-wide cybersecurity strategy, policy, standards, architecture, and processes. They also identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods.
The Company’s information security program, led by our CTO, collaborates with various departments within the organization, such as information technology, legal, enterprise risk management, human resources, accounting, finance, and internal audit, as well as external third-party partners. This collaboration aims to identify, mitigate, and plan for potential cybersecurity threats comprehensively. Additionally, the Company consistently evaluates and enhances its processes, procedures, and management approaches in response to evolving cybersecurity landscapes.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program; (2) the information security function works with our leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our CTO evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Finance & Risk Committee of our Board (the “Finance and Risk Committee”), which evaluates our overall enterprise risk.
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
Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. The Finance & Risk Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CTO. The CTO has a over two decades of information technology and cybersecurity leadership experience.
Our CTO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CTO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
Our cybersecurity incident response plan and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our CEO, CFO, Chief Legal Officer and other members of our leadership team. Our leadership team works with our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response plan and vulnerability management processes include reporting to our Board for certain cybersecurity incidents.
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

Item 2.    Properties
Our principal executive offices are located at One Park Place, Suite 200, Annapolis, Maryland 21401. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2024, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 11, 2025, we had 161 registered holders of our common stock. The 161 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our Portfolio, our operating expenses and any other expenditures. See Item 1A. Risk Factors, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 to our audited financial statements in this Form 10-K for details of our dividends declared in 2024 and 2023.
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return from December 31, 2019 to December 31, 2024 on shares of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and a peer group index, the ALPS Clean Energy ETF. The graph assumes that $100 was invested at closing on December 31, 2019, in our shares of common stock, the S&P 500 Index, and the peer group index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, and ALPS Clean Energy ETF)
$280
$240
$200
$160
$120
$80
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
HASI
S&P 500
ALPS Clean Energy ETF

Company or Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
HA Sustainable Infrastructure Capital, Inc.	$100.00	$205.95	$176.97	$100.75	$102.54	$105.61
S&P 500 Index	100.00	118.39	152.34	124.73	157.48	196.84
Alps Clean Energy ETF	100.00	240.24	193.54	138.53	110.77	81.19

Sources: Bloomberg L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of our common stock during 2024.

Date	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2024	6,198	$25.36	N/A	N/A
5/15/2024	9,563	32.28	N/A	N/A
8/15/2024	1,160	31.06	N/A	N/A
11/15/2024	1,005	27.22	N/A	N/A
(1)    During the year ended December 31, 2024, certain of our employees surrendered shares of our common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. Non-controlling interest holders exchanged 10,000 OP units for the same number of shares of common stock during the year ended December 31, 2024. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    [Reserved]
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to ‘Item 7 -- Management’s Discussion and Analysis of Financial Condition and Results of Operations’ on our Form 10-K for the year ended December 31, 2023 for a discussion of our results for the year ended December 31, 2023 and a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022.
Overview
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $13 billion in managed assets, our investment strategy is focused primarily on long-lived real assets that are supported by long-term recurring cash flows. In addition to net investment income from our portfolio, we also generate gains-on-sale from securitization transactions, as well as on-going fees from asset management and other services.
We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and a team of over 150 clean energy investment, operating, and technical professionals. We have long-standing relationships with the leading clean energy project developers, owners and operators, utilities, and ESCOS, which provide recurring, programmatic investment and fee-generating opportunities, while also enabling scale benefits and operational efficiencies.
We completed approximately $2.3 billion of transactions during both 2024 and 2023. As of December 31, 2024, our managed assets total approximately $13.7 billion, and generally fall into one of three categories: (1) our Portfolio, which represents investments we have retained on our balance sheet, (2) assets in our co-investment structures that are not in our Portfolio but held by our investment partners in these structures, and (3) assets we have securitized by transferring all or a portion of the economics of the investment, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of December 31, 2024, we held approximately $6.6 billion of assets in our Portfolio, and we also managed approximately $7.1 billion in securitization trusts or co-investment vehicles that are not consolidated on our balance sheet.
See Item 1. Business for a further discussion of our business, investing strategy, and financing strategy.
Market Conditions
The market for sustainable infrastructure assets in which our investments are predominantly focused continues to grow, powered by a number of long-term trends impacting the U.S. economy and energy markets. These include, but are not limited to (1) expectations for faster growth in U.S. electricity demand, (2) heightened concerns about inflation and, in turn, greater prioritization of lower cost electricity sources like solar power and wind power, (3) broader recognition of the links between climate change and human activities, combined with greater awareness of, and concern about, the increase in frequency and magnitude of environmental disasters that have led to damages and losses costing hundreds of billions of dollars per year, and (4) greater attention to the need for grid resilience and reliability, as well as national energy security. Altogether, this is expected to lead to significant increase in U.S. load growth which would require an increase in electric generation capacity through the rest of this decade and beyond.
First and foremost, there have been significant changes in the outlook for U.S. power demand, with load growth now expected to experience its most significant increase since before the turn of this century. For the last 25 years, U.S. electricity demand has been essentially flat at approximately 4,000 TWh per year, according to the U.S. Energy Information Administration (the “EIA”), due largely to the impact of successful energy efficiency and conservation initiatives. More recently, however, a number of new macro trends have materially altered the U.S. electricity market, including growth in data centers, a resurgence in domestic manufacturing, as well as the broader trend of electrification of more sectors of the economy, including on-road transportation, industrial manufacturing, and space heating, among others.
•Data centers. Spurred in part by unprecedented investment in artificial intelligence, data center power demand is expected to grow substantially, from less than 4% of total U.S. power demand in 2024 to more than 11% by 2030, or approximately 400 TWh, according to McKinsey, which estimates such demands would necessitate approximately 55 GW of new generation capacity and require approximately $500 billion of capital investment in data center energy infrastructure, excluding transmission and distribution investment as well as the investments in computer equipment within data centers. Data centers represent approximately 30-40% of the total increase in U.S. electricity demand of more than 1,000 TWh that McKinsey estimates between 2024 and 2030.
•Domestic manufacturing. Following a decades-long trend towards offshoring, there has been a sharp reversal in recent years in favor of reshoring, as manufacturers have sought to (a) reduce supply chain vulnerabilities exposed by the Covid-19 pandemic, (b) address a growing consumer segment in favor of "Made in the USA” products, and (c) overcoming growing national security concerns stemming from the country's higher dependence on foreign countries for manufacturing goods, particularly for strategic industries like industrial materials, energy products, and semiconductors. Furthered by supportive government policies, culminating in transformative legislation and incentives including the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, and the CHIPS Act, there has been a resurgence of investment in domestic manufacturing in the United States over the last few years. According to the U.S. Census Bureau, in 2024, U.S. spending on construction of manufacturing facilities surpassed $230 billion, up from approximately $75 billion in 2020. This rise in spending on domestic manufacturing is expected to create a minimum of 250 million square feet of new manufacturing space and 210,000 manufacturing jobs by 2030, according to NewMark. This growth in domestic manufacturing is estimated to drive an increase in U.S. electricity demand of more than 100 TWh by 2030, according to Rystad Energy.
•The “electrification of everything.” Further driving U.S. load growth higher is the broader trend of electrification expanding to more products and processes that had previously been powered by fossil fuels like diesel, oil, and natural gas. One of the most prominent of these trends is the electrification of on-road transportation. With sales of new light-duty electric vehicles in the United States growing 7% to more than 1.3 million in 2024, representing more than 8% of total new car sales, there were more than 4.8 million light-duty battery electric vehicles registered in the United States at the end of 2023, based on U.S. Department of Energy data, up from less than 100,000 in 2012. With electric vehicles on U.S. roads expected to grow to more than 78 million by 2035, representing 26% of all passenger vehicles on the road, according to Edison Energy Institute’s October 2024 forecast, it is estimated that electric vehicle charging alone could increase annual U.S. electricity demand by more than 300 TWh by 2035. In addition, electrification has taken hold across a number of other sectors of the U.S. economy, including space heating–underscored by annual sales of heat pumps surpassing sales of gas furnaces since 2022–as well as the electrification of industrial processes, including greater adoption of electric furnaces and electric boilers, among other processes and products, which we believe will drive U.S. electricity demand even higher.
The second important trend affecting our market and demand for assets we invest in is heightened concern and focus on inflation, and in turn, the desire to supply the expected U.S. load growth over the next decade with the lowest cost and least inflationary sources of electricity. From 2021 to 2023, the United States economy, along with many other economies across the globe, suffered from the first inflation shock in multiple decades. This has led to heightened sensitivity to prices among consumers and businesses, which we believe will lead to extensive effort by businesses and policymakers to minimize inflation in energy prices. We believe this will lead not only to an “all of the above” energy strategy that does not limit any potential sources of energy, but emphasizes a widespread supply of energy from as many sources as possible, with a prioritization of the lowest cost sources of energy. According to the levelized cost of energy (“LCOE”) reports that Lazard Inc. publishes annually, solar energy and wind energy now provide the lowest potential cost of electricity in the United States, even on an unsubsidized basis, which we believe will continue to lead to high demand for clean energy infrastructure assets to help minimize energy inflation.
The third trend is the recognition of the real and growing financial cost of climate change. According to the Pew Research Center, 54% of U.S. adults in 2022 described climate change as a major threat to the country’s well-being, up from 44% in 2010, while approximately two-thirds of US. adults in 2023 said renewable energy development should be prioritized over expanding oil, gas, and coal production. Further, we believe the substantial increase over the last several years in both the magnitude and frequency of environmental disasters linked to climate change will lead to greater appreciation not only of the broader impacts of climate change but also the very real financial costs it is incurring as well. According to the National Oceanic and Atmospheric Administration (“NOAA”), the year 2024 was the warmest year on record, while the ten warmest years since 1850 have occurred in the last decade. In 2024, there were 27 confirmed climate disaster events in the United States with losses exceeding $1 billion that in aggregate accounted for total damage of approximately $183 billion, according to National Centers for Environmental Information, including Hurricane Helene at a cost of approximately $79 billion and Hurricane Milton at approximately $34 billion. This compares to 28 climate disaster events in the United States with losses exceeding $1 billion in 2023 representing an aggregate cost of approximately $95 billion, and 2010 with 7 such climate disaster events with aggregate losses exceeding $20 billion. More recently, the wildfires in Los Angeles County in January 2025 have resulted in damage that are expected exceed $250 billion, according to AccuWeather, which would make it the costliest natural disaster in U.S. history, surpassing Hurricane Katrina in 2005. It has become clear that climate change is not merely a concern for environmentalists but a real and growing threat to communities across the United States (and globe) that is resulting in substantial and growing financial cost to society. We believe the persistence and possibility of intensification of these events will not only result in even greater recognition of the threat of climate change but a growing appreciation for clean energy and other climate solutions and in turn an increase in the types of sustainable infrastructure investment opportunities that are the focus of HASI's business model.
Finally, this expected growth in U.S. electricity demand combined with the increase in climate events and disasters, as discussed above, is also leading to greater attention to and prioritization of improving the resilience and reliability of the grid, while greater geopolitical conflict and uncertainty along with volatility in fossil fuel prices is leading to growing prioritization of national energy security. We believe renewable energy and storage provide important solutions to both of these issues. Distributed energy resources, particularly rooftop solar, and battery storage improve grid resilience, while lowering dependence and utilization of transmission and distribution infrastructure. In addition, renewable energy’s use of freely available natural resources, such as solar and wind energy, reduce the electric grid’s reliance on fossil fuels, which despite higher domestic production, continues to be primarily imported from foreign nations, many of whom are hostile to the United State. As a result, we believe the growing focus on grid reliability and resilience, as well as national energy independence and security, are supportive of growth in clean energy demand in general, and in sustainable infrastructure assets.
Altogether, these factors are transforming the U.S. power markets and providing powerful tailwinds to demand for the sustainable infrastructure assets that HASI invests in and the returns we generate on them.
Separately, interest rates can also impact how we operate and manage our business. Interest rates were volatile in 2024, and are expected to continue to be volatile into 2025. The Federal Reserve Board of Governors increased the federal funds rate (the rate at which banks lend to one another) 11 times in 2022 and 2023 for an overall increase of 5.25% to reduce inflation to stated targets. In 2024, as inflationary pressures eased, the Board of Governors lowered rates three times for an overall decrease of 1.00%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business. To date, inflationary pressures have not had a material impact on our business.
Finally, with most of our investments and assets serving the energy markets, energy–and in particular–electricity prices also can impact the pricing and rates of returns of our investments. According to the EIA, the average annual Henry Hub natural gas price for 2024 was $2.21/MMBtu, a decrease of 16% from 2023 and 68% from 2022, the largest two year decline on record. The EIA cites robust natural gas production and limited growth in natural gas consumption as key contributors to the sharp decrease in price compared to prior years. The EIA’s outlook for 2025 and 2026 is for the average price of natural gas to increase, to an average of $3.10 per MMBtu in 2025, and $4.00 per MMBtu in 2026. While we typically invest in projects which sell power at prices which have been prenegotiated under power purchase agreements, lower natural gas prices, may negatively impact, renewable energy projects that sell wholesale power on a “merchant” basis at spot market prices, as wholesale electricity prices are closely tied to wholesale natural gas prices in many parts of the United States. For more detail on commodity price impacts, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk-Commodity Price Risk”.
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
We also generate fee income for syndications where we arrange financings that are held by other investors or if we sell existing transactions to other investors. In these transactions, unless we decide to hold a portion of the economic interest of the transaction on our balance sheet, we have no exposure to risks related to ownership of those financings. We may charge advisory, retainer or other fees, including through our broker dealer subsidiary and for our management services provided to co-investment structures.
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
Commercial entities, developers of climate solutions projects, and government agencies consider the impacts of these policies and incentives when making decisions on capital expenditures. Government regulations may also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from our investments may decline, which could harm our business.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. The following discussion addresses the accounting policies that we use including areas that involve the use of significant estimates. Our most critical accounting policies involve decisions and assessments that could affect our reported assets and liabilities, as well as our reported revenues and expenses. We believe that the decisions and assessments upon which our financial statements are based are reasonable at the time made and based upon information available to us at that time. Our critical accounting policies and accounting estimates may be expanded over time. Those material accounting policies and estimates that we expect to be most critical to an investor’s understanding of our financial results and condition and require complex management judgment are discussed below. See Note 2 to our audited financial statements in this Form 10-K for further details on our accounting policies. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition.
Consolidation
We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment as to whether each entry is a voting interest entity or a variable interest entity, and for variable interest entities, we make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type and degree of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities’ assets, liabilities and related activity in our financial statements, along with non-controlling interests related to the ownership of the other equity holders. Refer to discussion below relating to additional consolidation considerations related to the securitization of receivables. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K.
Equity Method Investments
For our non-consolidated equity investments that we have concluded contain substantive profit sharing agreements, we generally determine our income allocations under the equity method of accounting based on the change in our claim on net assets of the investee entity as reported by the investee using a method commonly referred to as the hypothetical liquidation at book value method (“HLBV”). This method uses a hypothetical liquidation scenario based upon contractual liquidation provisions that may require judgment in its application and could have a material impact on our reported financial results. Any changes in this method of application or in certain assumptions could either increase or decrease our net income and the carrying value of the assets accounted for under this method. We further discuss our process for applying this method of income allocations in Note 2 to our audited financial statements in this Form 10-K.
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
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2023 and December 31, 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 21, 2023.
We completed approximately $2.3 billion of transactions during both 2024 and 2023. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio”. Our Portfolio was approximately $6.6 billion as of December 31, 2024 and $6.2 billion December 31, 2023.
Portfolio
Our Portfolio totaled approximately $6.6 billion as of December 31, 2024, and included approximately $3.1 billion of BTM assets, approximately $2.6 billion of GC assets, and approximately $0.9 billion of FTN assets. Approximately 52% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 46% consisted of commercial and government receivables on our balance sheet, and the remainder of our Portfolio was real estate leased to renewable energy projects under long-term operating lease agreements. Our Portfolio consisted of over 550 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of December 31, 2024.

The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2024:

	Balance	Maturity
	(in millions)
Floating-rate receivable, interest rate of 10.0%	$316	2027
Fixed-rate receivables, interest rates less than 5.00% per annum	46	2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	88	2025 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	973	2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,062	2026 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	461	2025 to 2050
Receivables (1)	2,946
Less: Allowance for loss on receivables	(50)
Receivables, net of allowance	2,896
Fixed-rate investments, interest rates less than 5.00% per annum	7	2033 to 2047
Total receivables and investments	$2,903
(1)Excludes receivables held-for-sale of $76 million.
The table below presents, for the debt investments and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our short-term commercial paper issuances and revolving credit facilities, the average outstanding balances, income earned, interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$260	$203	$132
Average balance of receivables	$3,086	$2,424	$1,650
Average interest rate of receivables	8.4%	8.4%	8.0%
Interest income, investments	$1	$1	$1
Average balance of investments	$12	$12	$13
Average interest rate of investments	6.1%	4.9%	4.4%
Rental income	$2	$21	$26
Average balance of real estate	$25	$286	$357
Average yield on real estate	8.5%	7.4%	7.3%
Average balance of receivables, investments, and real estate	$3,123	$2,722	$2,021
Average yield from receivables, investments, and real estate	8.4%	8.3%	7.9%
Debt
Interest expense, including the impact of cash flow hedges (1)	$241	$171	$116
Average balance of debt	$4,273	$3,437	$2,688
Average cost of debt	5.6%	5.0%	4.3%
(1)    Excludes loss on debt modification or extinguishment included in interest expense in our income statement.
The following table provides a summary of our anticipated principal repayments for our receivables and investments as of December 31, 2024:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$2,946	$113	$1,292	$1,072	$469
Investments	7	1	1	3	2

See Note 6 to our audited financial statements in this Form 10-K for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of December 31, 2024,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2024,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our audited financial statements in this Form 10-K. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Years ended December 31,		$ Change	% Change
	2024	2023
	(dollars in thousands)
Revenue
Interest income	$263,792	$207,794	$55,998	27%
Rental income	2,095	21,251	(19,156)	(90)%
Gain on sale of assets	80,341	68,637	11,704	17%
Securitization asset income	26,054	19,259	6,795	35%
Other income	11,313	2,930	8,383	286%
Total revenue	383,595	319,871	63,724	20%
Expenses
Interest expense	242,364	171,008	71,356	42%
Provision for loss on receivables	1,059	11,832	(10,773)	(91)%
Compensation and benefits	81,319	64,344	16,975	26%
General and administrative	32,905	31,283	1,622	5%
Total expenses	357,647	278,467	79,180	28%
Income before equity method investments	25,948	41,404	(15,456)	(37)%
Income (loss) from equity method investments	247,878	140,974	106,904	76%
Income (loss) before income taxes	273,826	182,378	91,448	50%
Income tax benefit (expense)	(70,198)	(31,621)	(38,577)	122%
Net income (loss)	$203,628	$150,757	$52,871	35%

•Net income increased by approximately $53 million as a result of a $107 million increase in income from equity method investments and a $64 million increase in total revenue, partially offset by a $79 million increase in total expense and a $39 million increase in income tax expense. These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest income and securitization asset income increased by $63 million due to a larger receivable portfolio and a larger securitization assets balance. Rental income decreased as a result of the deconsolidation of certain special purpose entities which held such land assets as a result of amendments to terms of the non-recourse debt held by those special purpose entities. See the table above for information on our average receivables, investment, and land balance and average yield on those assets. Gain on sale of assets increased by $12 million primarily due to a larger volume of assets being securitized. Other income increased by $8 million due to fees earned from asset management activities, including $5 million of fees earned related to our temporary role as service provider to special purpose vehicles in which we have invested that were previously sponsored by SunPower Corporation. In 2025, these services will be provided by an equity method investee we have formed with the replacement investor in those special purpose vehicles.
•Interest expense for the year increased by approximately $71 million due to a higher average rate on a higher average debt balance. See the table above for detail on our average debt rate and average debt balance. Provision for loss on receivables decreased by $11 million compared to the prior period as a result of the release of certain loan specific reserves due to the contributions of loans to a co-investment structure and non-recurring prepayments, offset partially by provision on new loans and loan commitments.
•Compensation and benefits increased by $17 million as a result of an increase in our employee headcount and compensation. General and administrative increased by $2 million due to additional investment in corporate infrastructure. Included in compensation and benefits and general and administrative expenses for 2024 are $6 million of costs related to our temporary role as service provider to special purpose vehicles in which we have invested previously sponsored by SunPower Corporation. In 2025, these services will be provided by an equity method investee we have formed with the replacement investor in those special purpose vehicles.
•Income from equity method investments increased by $107 million, primarily due to allocations of income in the current period related to tax credits allocated to our investors related to a grid-connected utility-scale solar project, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project.
•Income tax expense increased by $39 million primarily due to an increase in our pre-tax book income.
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
Adjusted Earnings
We calculate adjusted earnings as GAAP net income (loss) excluding non-cash equity compensation expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, any one-time acquisition related costs or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our adjusted earnings and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, adjusted earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors. Prior to 2024, we referred to this metric as distributable earnings.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the last three years:

	Years ended December 31,
	2024	2023	2022
	(dollars in millions)
Income (loss) under GAAP	$248	$141	$31

Collections of Adjusted earnings	$90	$39	$57
Return of capital	17	24	101
Cash collected (1)	$107	$63	$158
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
We have calculated our adjusted earnings for the years ended December 31, 2024, 2023 and 2022. The table below provides a reconciliation of our GAAP net income to adjusted earnings:

	Years Ended December 31,
	2024		2023		2022
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income attributable to controlling stockholders (1)	$200,037	$1.62	$148,836	$1.42	$41,502	$0.47
Adjustments:
Reverse GAAP income from equity method investments	(247,878)		(140,974)		(31,291)
Equity method investments earnings adjustment (2)	239,032		156,757		131,762
Elimination of proportionate share of fees earned from co-investment structures (3)	(2,144)		—		—
Equity-based expenses	25,608		19,782		20,101
Non-cash provision for loss on receivables (4)	1,059		11,832		12,798
Loss (gain) on debt modification or extinguishment	953		—		—
Amortization of intangibles	180		2,473		3,129
Non-cash provision (benefit) for income taxes	70,198		31,621		7,381
Current year earnings attributable to non-controlling interest	3,591		1,921		409
Adjusted earnings	$290,636	$2.45	$232,248	$2.23	$185,791	$2.08
Shares for adjusted earnings per share (5)	118,648,176		104,319,803		89,355,907
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
(4)In addition to these provisions, in 2022 we wrote off two commercial receivables with a combined total carrying value of approximately $8 million which represented assignments of land lease payments from two wind projects that we had originated in 2014 as a part of an acquisition of a large land portfolio. In 2017, the operator of the projects terminated the lease, at which time we filed a legal claim and placed these assets on non-accrual status. In 2019, we received a court decision indicating that the owners of the projects were within their rights under the contract terms to terminate the lease which impacts the land lease assignments to us, at which time we reserved the receivables for their full carrying amount. In 2022, we received a court decision indicating that our appeal was not successful, and accordingly wrote off the full amount of the receivable. We have excluded the write-off from Adjusted earnings for the year ended December 31, 2022, due to the infrequent occurrence of credit losses as well as the unique nature of the receivables, as the assignment of land lease payments from wind projects represent a small portion of our total portfolio. In 2024, we concluded that an equity method investment, along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with these investments is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
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

Adjusted Net Investment Income
We have a portfolio of investments that we finance using a combination of debt and equity. We calculate adjusted net investment income as shown in the table below by adjusting GAAP-based net investment income for those earnings adjustments that are applicable to adjusted net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing. Our management also uses adjusted net investment income in this way. Our non-GAAP adjusted net investment income measure may not be comparable to similarly titled measures used by other companies. For further information on the adjustments between GAAP-based net investment income and adjusted net investment income, see the discussion above related to Adjusted Earnings. Prior to 2024, we referred to this measure as distributable net investment income.
The following is a reconciliation of our GAAP-based net investment income to our adjusted net investment income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Interest income	$263,792	$207,794	$134,656
Rental income	2,095	21,251	26,245
GAAP-based investment revenue	$265,887	$229,045	$160,901
Interest expense	242,364	171,008	115,559
GAAP-based net investment income	$23,523	$58,037	$45,342
Equity method earnings adjustment	239,032	156,757	131,762
Loss (gain) on debt modification or extinguishment	953	—	—
Amortization of real estate intangibles	180	2,473	3,061
Adjusted net investment income	$263,688	$217,267	$180,165
Managed Assets
As we consolidate assets on our balance sheet, securitize assets off-balance sheet, and manage asset in which we coinvest with other parties, certain receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet assets that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, equity investments, and residual assets in off-balance sheet assets. Our management also uses Managed Assets in this way. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
	(dollars in millions)
Equity method investments	$3,612	$2,966
Receivables, net of allowance	2,896	3,074
Receivables held-for-sale	76	35
Real estate	3	111
Investments	7	7
GAAP-based Portfolio	6,594	6,193
Other investors’ share of assets held in securitization trusts	6,809	6,060
Other investors’ share of assets held in co-investment structures (1)	300	—
Managed assets	$13,703	$12,253
(1)    Total assets in co-investment structures are $600 million and an additional $215 million relates to closed transactions not yet funded as of December 31, 2024.
Adjusted Cash Flow from Operations Plus Other Portfolio Collections
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
Also, Adjusted Cash Flow from Operations plus Other Portfolio Collections differs from Net cash provided by (used in) investing activities in that it excludes many of the uses of cash used in our investing activities such as Equity method investments, Purchases of and investments in receivables, Purchases of investments, and Collateral provided to and received from hedge counterparties. In addition, Adjusted Cash Flow from Operations plus Other Portfolio Collections is not comparable to Net cash provided by (used in) financing activities in that it excludes many of our financing activities such as proceeds from common stock issuances and borrowings and repayments of unsecured debt.
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

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,852	$99,689	$230
Changes in receivables held-for-sale	29,273	(51,538)	62,953
Equity method investment distributions received	39,142	30,140	110,064
Proceeds from sales of equity method investments	9,472	—	1,700
Principal collections from receivables	600,652	197,784	125,976
Proceeds from sales of receivables	171,991	7,634	5,047
Proceeds from sales of land	115,767	—	4,550
Principal collections from investments (1)	47	3,805	171
Proceeds from the sale of a previously consolidated VIE (1)	5,478	—	—
Proceeds from sales of investments and securitization assets	5,390	—	7,020
Principal payments on non-recourse debt	(72,989)	(21,606)	(30,581)
Adjusted cash flow from operations and other portfolio collections	$910,075	$265,908	$287,130
Less: Dividends	(192,269)	(159,786)	(132,198)
Cash Available for Reinvestment	$717,806	$106,122	$154,932

(1)    Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Components of adjusted cash flow from operations plus other portfolio collections:
Cash collected from our portfolio	$891,250	$442,322	$424,301
Cash collected from sale of assets (1)	325,051	34,034	46,673
Cash used for compensation and benefit expenses and general and administrative expenses	(85,519)	(78,681)	(64,187)
Interest paid (2)	(172,679)	(138,418)	(98,704)
Securitization asset and other income	33,044	26,506	18,897
Principal payments on non-recourse debt	(72,989)	(21,606)	(30,581)
Other	(8,083)	1,751	(9,270)
Adjusted cash flow from operations and other portfolio collections	$910,075	$265,908	$287,129
(1) Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2) For the year ended December 31, 2024, interest paid includes a $20 million cash benefit from the settlement of a derivative which was designated as a cash flow hedge.
Other Measures and Metrics
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated on the ten year period ending December 31, 2024. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and investments. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric for assessing our underwriting quality over our history of investing in climate solutions. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of December 31, 2024 is:

Average Annual Recognized Loss (GAAP) on Managed Assets	0.12%
Average Annual Realized Loss on Managed Assets	0.07%
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
Our Portfolio totaled approximately $6.6 billion as of December 31, 2024. Unlevered portfolio yield was 8.3% as of December 31, 2024 and 7.9% as of December 31, 2023. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-K for additional discussion of the characteristics of our Portfolio as of December 31, 2024.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce. As of December 31, 2024, we employed 153 people full-time, 5 people part-time, and 11 people as independent contractors. The average tenure of our employees as of December 31, 2024, was approximately 4.5 years, and more than 40% of our employees had been employed by us for more than 4 years. For the year ended December 31, 2024, we had a voluntary employee turnover rate of 5%. There were no retirements or resignations related to ill health.
As discussed in Item 1. Business - Human Capital Strategy, we believe that fostering an internal culture of belonging that is supportive and allows people of all background to flourish lends itself to the highest levels of company performance and facilitates the attraction and retention of best-in-class talent. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion metrics. These metrics are actively managed and reported to our executive leadership as well as our Board.
In addition to diversity of gender and ethnic background, we also value diversity of thought, with 54% of our leadership team and 70% of our Board possessing degrees outside the fields of business or economics, including in science and engineering, liberal and fine arts, and law.
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
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of December 31, 2024
(in millions)
Unrestricted cash	$130
Unused capacity under our unsecured revolving credit facility (1)	1,241
Unused capacity under our Credit-enhanced commercial paper program	125
Unused capacity under our senior secured credit facility	22
Total liquidity	$1,518
(1)    Our unused capacity under the unsecured revolving credit facility is $1,341 million, however we have voluntarily reduced such capacity by the $100 million principal amount of the standalone commercial paper notes outstanding to serve as a credit enhancement to those standalone commercial paper notes.
Capital markets activity during the year ended December 31, 2024
During the year ended December 31, 2024, we increased the available capacity available under our unsecured revolving credit facility to $1.35 billion, and extended the maturity of the facility to April 2028. We also extended the maturity of our unsecured term loan facility to April 2027, and used borrowings from the unsecured revolving credit facility to partially prepay our unsecured term loan facility by $275 million. We also increased the available capacity under our credit-enhanced green commercial paper notes program to $125 million, and extended the term of the facility to April 2026. We established a senior secured credit facility, designed to warehouse qualifying climate solutions assets until they achieve key technical milestones, at which point we may consider them for sale to large institutional investors under our established securitization programs. The capacity of this senior secured credit facility is $100 million, subject to the amount of pledged collateral. In December of 2024, we launched a stand-alone commercial paper notes program, whereby we can issue commercial paper notes up to the lesser of the amount of available capacity currently existing under our unsecured credit facility or $1 billion.
During the year ended December 31, 2024, we issued an additional $200 million principal amount of 2027 Senior Unsecured Notes for proceeds of $204 million, and issued $94 million of non-recourse debt secured by equity method investments. We also issued $1 billion of senior unsecured notes due 2034, and used $400 million of the net proceeds from such offering to redeem our 6.00% Senior Notes due 2025, and the remainder to temporarily repay a portion of the outstanding borrowings under our unsecured revolving credit facility. We also issued $204 million in equity during 2024.
As discussed in Note 8 to our financial statements in this Form 10-K, we entered into a strategic partnership with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each have committed to invest $1 billion in climate solutions projects over an 18 month period.
Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our Board quarterly, we have future cash needs related to the payments due at maturity of our Senior Unsecured Notes and our term loan facilities, and the balances of our short-term commercial paper programs and our revolving credit facilities. We also have maturities related to our non-recourse debt and Convertible Notes. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-K.
The maturity profile of our recourse debt obligations are shown below:

Cash Maturities of Outstanding Debt as of December 31, 2024
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
Senior Unsecured Notes
Convertible Notes
Credit Facilities & Green Commercial Paper
Term Loans

Additional borrowings and financial leverage management
As a means of financing our business, we plan to continue to issue debt which may be either recourse or non-recourse and either fixed-rate or floating-rate and may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We also use separately funded special purpose entities or co-investment vehicles to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of December 31, 2024, which is below our current Board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 100% as of December 31, 2024, which is at the top of our Board-approved targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage as of December 31, 2024 and 2023 is shown in the chart below:

	December 31, 2024	% of Total	December 31, 2023	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$—	—%	$338	8%
Fixed-rate debt (2)	4,400	100%	3,909	92%
Total debt	$4,400	100%	$4,247	100%
Equity	$2,405		$2,142
Leverage	1.8 to 1		2.0 to 1
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
Sources and Uses of Cash
We had approximately $150 million and $75 million in unrestricted cash, cash equivalents, and restricted cash as of December 31, 2024 and 2023, respectively. The following table summarizes our cash flows for the years ended December 31, 2024, 2023, and 2022. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted cash from operations plus other portfolio collections was $910 million for the year ended December 31, 2024.

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Cash provided by (used in) operating activities	$6	$100	$—
Cash provided by (used in) investing activities	(131)	(1,993)	(592)
Cash provided by (used in) financing activities	200	1,792	517
Increase (decrease) in cash and cash equivalents	$75	$(101)	$(75)
Discussion of significant changes in cash provided by operating activities
Net cash provided by operating activities for the year ended December 31, 2024 was $94 million lower than the year ended December 31, 2023. Net income was $53 million higher in the current period, which was offset by higher net negative adjustments to net income of $147 million when compared to the prior period.
Discussion of significant changes in cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2024 was $1.8 billion lower than the year ended December 31, 2023. In 2024, we invested $473 million less in equity method in equity method investments, made $676 million fewer loans and investments, We received $116 million more for the sale of real estate, $164 million more from the sale of receivables, and collected $403 million additional in principal collections from receivables, driven primarily by a large prepayment in 2024.
Discussion of significant changes in cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2024 was $1.6 billion lower than the year ended December 31, 2023. Net credit facility activity was $750 million lower than in the prior year. We issued $115 million less in term loans in the current year, and made $551 million additional term loan payments. We issued $289 million less common stock in the current period. We had a net $221 million cash inflow related to the issuance and repayments of convertible notes and related capped call purchase in 2023 which did not recur in the current period. Hedging collateral financing activities provided $39 million more in 2024 than in 2023.

Supplemental Guarantor Information

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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, such as entities often referred to as structured investment vehicles, or special purpose or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $263 million as of December 31, 2024, that may be at risk in the event of defaults or prepayments in our securitization trusts and as discussed below, and except as disclosed in Note 9 to our audited financial statements in this Form 10-K, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K.
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
Our Board had approved of our revocation of our REIT status effective for tax year 2024. We elected to be taxed as a REIT during tax years 2023 and previous. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a REIT, we paid quarterly distributions, which on an annual basis equaled or exceeded substantially all of our REIT taxable income. The taxable income of the REIT would vary from our GAAP earnings due to a number of different factors including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in this Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.
The dividends declared in 2024 and 2023 are described in Note 11 to our audited financial statements in this Form 10-K.
Book Value Considerations
As of December 31, 2024, we carried only our investments, residual assets in securitized financial assets, and our derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, the residual assets in securitized financial assets, and derivatives that are carried on our balance sheet at fair value as of December 31, 2024, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.

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
We use a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the offtakers or counterparties to the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our financial statements in this Form 10-K.
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
Our unsecured term loan is a variable rate loan with an outstanding balance of $247 million as of December 31, 2024, and our revolving credit facilities are variable rate lines of credit. We also have short-term green commercial paper borrowings outstanding of $100 million, which we may refinance through the issuance of additional paper at the then prevailing short-term rate. Increases in interest rates would result in higher interest expense while decreases in interest rates would result in lower interest expense. As described above, we may use various financing techniques including interest rate swap agreements, interest rate cap agreements or other financial instruments, or a combination of these strategies to mitigate the variable interest nature of these facilities, and have $618 million notional value of interest rate swaps to hedge these floating-rate borrowings. An increase in benchmark interest rates would not increase the quarterly interest expense related to our variable rate borrowings as a result of these interest rate swaps. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our audited financial statements in this Form 10-K.
Liquidity and Concentration Risk
The assets that comprise our Portfolio are not and are not expected to be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas and markets, which may make those assets or the related collateral more susceptible to market or environmental disruptions. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. See also “Credit Risks” discussed above.
Commodity and Environmental Attribute Price Risk
When we make equity or debt investments for a renewable energy project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity or natural gas can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis as opposed to BTM projects which compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. Projects in which we invest, or in which we may plan to invest, may also be exposed to volatility in the prices of environmental attributes which the project may produce.
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of our projects have shorter term contracts (which may have the potential of producing higher current returns) or sell their power, energy or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return or cash sweep mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. As energy or environment attribute price volatility continues or as PPAs expire, the cash flows from certain of our projects are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.

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

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HA Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HA Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.

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

Accounting for Equity Investments

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company makes investments that are accounted for under the equity method of accounting. As of December 31, 2024, the Company held $3.61 billion of equity investments. The Company’s determination that it does not have the power to direct the significant activities impacting each of the investees’ economic performance (“power”) is critical to its determination that it is not the primary beneficiary of the investee. Also, as described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments, which is recorded one quarter in arrears to allow for receipt of financial information from its investees. Also, as described in Note 2, the Company evaluates their equity method investments quarterly for other than temporary impairment (“OTTI”). This requires evaluating available qualitative and quantitative evidence to determine whether there may be indicators of a loss in investment value below carrying value.

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

We tested the Company’s application of the HLBV method for a sample of investments. Our audit procedures included, among others, involving tax professionals to assist in evaluating the Company’s application of the liquidation provisions within the LLC Agreements. Specifically, we assessed the Company’s HLBV calculations by agreeing provisions of the calculations, such as the application of stated preferred returns and allocation of tax attributes, to the terms of the LLC Agreements for each of these investments. We also performed additional procedures on the Company’s HLBV calculations that included, but were not limited to, recalculating the stated preferred returns, recalculating allocations of tax attributes, comparing inputs included within the calculations to the information reported to the Company by its investee, and recalculating the Company’s share of profits and losses of the investee.

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

February 14, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HA Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited HA Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HA Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia

February 14, 2025

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$129,758	$62,632
Equity method investments	3,612,394	2,966,305
Receivables, net of allowance of $50 million and $50 million, respectively	2,895,837	3,073,855
Receivables held-for-sale	75,556	35,299
Real estate	2,984	111,036
Investments	6,818	7,165
Securitization assets, net of allowance of $3 million and $3 million, respectively	248,688	218,946
Other assets	108,210	77,112
Total Assets	$7,080,245	$6,552,350
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$275,639	$163,305
Credit facilities	1,001	400,861
Commercial paper notes	100,057	30,196
Term loans payable	407,978	727,458
Non-recourse debt (secured by assets of $307 million and $239 million, respectively)	131,589	160,456
Senior unsecured notes	3,139,363	2,318,841
Convertible notes	619,543	609,608
Total Liabilities	4,675,170	4,410,725
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 118,960,353 and 112,174,279 shares issued and outstanding, respectively	1,190	1,122
Additional paid-in capital	2,592,964	2,381,510
Accumulated deficit	(297,499)	(303,536)
Accumulated other comprehensive income (loss)	40,101	13,165
Non-controlling interest	68,319	49,364
Total Stockholders’ Equity	2,405,075	2,141,625
Total Liabilities and Stockholders’ Equity	$7,080,245	$6,552,350

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2024	2023	2022
Revenue
Interest income	$263,792	$207,794	$134,656
Rental income	2,095	21,251	26,245
Gain on sale of assets	80,341	68,637	57,187
Securitization asset income	26,054	19,259	17,905
Other income	11,313	2,930	3,744
Total revenue	383,595	319,871	239,737
Expenses
Interest expense	242,364	171,008	115,559
Provision for loss on receivables and securitization assets	1,059	11,832	12,798
Compensation and benefits	81,319	64,344	63,445
General and administrative	32,905	31,283	29,934
Total expenses	357,647	278,467	221,736
Income before equity method investments	25,948	41,404	18,001
Income (loss) from equity method investments	247,878	140,974	31,291
Income (loss) before income taxes	273,826	182,378	49,292
Income tax benefit (expense)	(70,198)	(31,621)	(7,381)
Net income (loss)	203,628	150,757	41,911
Net income (loss) attributable to non-controlling interest holders	3,591	1,921	409
Net income (loss) attributable to controlling stockholders	$200,037	$148,836	$41,502
Basic earnings (loss) per common share	$1.72	$1.45	$0.47
Diluted earnings (loss) per common share	$1.62	$1.42	$0.47
Weighted average common shares outstanding—basic	115,548,087	101,844,551	87,500,799
Weighted average common shares outstanding—diluted	130,501,006	109,467,554	90,609,329

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
Net income (loss)	$203,628	$150,757	$41,911
Unrealized gain (loss) on available-for-sale securities, net of tax (provision) benefit of $4.1 million, $1.8 million and $2.2 million in 2024, 2023, and 2022 respectively	(11,754)	12,761	(63,935)
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $(13.5) million, $(3.3) million, and $(13.2) million in 2024, 2023, and 2022 respectively	39,173	10,764	43,401
Comprehensive income (loss)	231,047	174,282	21,377
Less: Comprehensive income (loss) attributable to non-controlling interest holders	4,074	1,884	176
Comprehensive income (loss) attributable to controlling stockholders	$226,973	$172,398	$21,201

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2021	85,327	$853	$1,727,667	$(193,706)	$9,904	$21,797	$1,566,515
Net income (loss)	—	—	—	41,502	—	409	41,911
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(63,211)	(724)	(63,935)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	42,910	491	43,401
Issued shares of common stock	5,121	51	188,831	—	—	—	188,882
Equity-based compensation	—	—	3,159	—	—	16,942	20,101
Issuance (repurchase) of vested equity-based compensation shares	103	1	(3,213)	—	—	—	(3,212)
Other	286	3	7,756	—	—	(85)	7,674
Dividends and distributions	—	—	—	(133,270)	—	(3,321)	(136,591)
Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	148,836	—	1,921	150,757
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	12,935	(174)	12,761
Unrealized gain (loss) on interest rate swaps	—	—	—	—	10,627	137	10,764
Issued shares of common stock	21,267	213	493,544	—	—	—	493,757
Equity-based compensation	—	—	3,089	—	—	15,296	18,385
Issuance (repurchase) of vested equity-based compensation shares	69	1	(1,490)	—	—	—	(1,489)
Conversion of convertible notes	—	—	2	—	—	—	2
Purchase of capped calls	—	—	(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(166,898)	—	(3,325)	(170,223)
Balance at December 31, 2023	112,173	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	200,037	—	3,591	203,628
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(11,546)	(208)	(11,754)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	38,482	691	39,173
Issued shares of common stock	6,750	68	205,917	—	—	—	205,985
Equity-based compensation	—	—	4,293	—	—	18,858	23,151
Issuance (repurchase) of vested equity-based compensation shares	27	—	(530)	—	—	—	(530)
Other	10	—	1,774	—	—	(403)	1,371
Dividends and distributions	—	—	—	(194,000)	—	(3,574)	(197,574)
Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$203,628	$150,757	$41,911
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables	1,059	11,832	12,798
Depreciation and amortization	1,003	3,127	3,993
Amortization of financing costs	17,039	12,958	11,685
Equity-based compensation	23,151	18,386	20,101
Equity method investments	(179,747)	(108,025)	16,403
Non-cash gain on sale or securitization	(70,685)	(43,542)	(28,614)
(Gain) loss on sale of assets	7,299	1,305	(218)
Changes in receivables held-for-sale	(29,273)	51,538	(62,953)
Loss on debt extinguishment	—	—	—
Changes in accounts payable, accrued expenses and other	101,410	48,485	18,176
Change in accrued interest on receivables and investments	(78,639)	(44,105)	(15,414)
Cash received (paid) upon hedge settlement	20,311	—	—
Other	(10,704)	(3,027)	(17,638)
Net cash provided by operating activities	5,852	99,689	230
Cash flows from investing activities
Equity method investments	(396,613)	(869,412)	(127,867)
Equity method investment distributions received	39,142	30,140	110,064
Proceeds from sales of equity method investments	9,472	—	1,700
Purchases of and investments in receivables	(667,140)	(1,338,860)	(726,931)
Principal collections from receivables	600,652	197,784	125,976
Proceeds from sales of receivables	171,991	7,634	5,047
Purchases of real estate	—	—	(4,550)
Sales of real estate	115,767	—	4,550
Purchases of investments	(10,537)	(14,404)	(2,329)
Proceeds from sales of investments and securitization assets	5,390	—	7,020
Collateral provided to hedge counterparties	(27,090)	(93,550)	—
Collateral received from hedge counterparties	27,570	84,950	—
Funding of escrow accounts	—	—	(5,476)
Withdrawal from escrow accounts	—	—	22,757
Other	204	2,915	(2,071)
Net cash provided by (used in) investing activities	(131,192)	(1,992,803)	(592,110)

	Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from credit facilities	1,296,792	1,177,000	100,000
Principal payments on credit facilities	(1,696,792)	(827,000)	(150,000)
Proceeds from (repayment of) commercial paper notes	70,000	30,000	(50,000)
Proceeds from issuance of non-recourse debt	94,000	—	32,923
Principal payments on non-recourse debt	(72,989)	(21,606)	(30,581)
Proceeds from issuance of term loan	250,000	365,000	383,000
Principal payments on term loan	(567,952)	(16,478)	—
Proceeds from issuance of senior unsecured notes	1,199,956	550,000	—
Redemption of senior unsecured notes	(400,000)	—	—
Proceeds from issuance of convertible notes	—	402,500	200,000
Principal payments on convertible notes	—	(143,748)	(461)
Purchase of capped calls related to the issuance of convertible notes	—	(37,835)	—
Net proceeds of common stock issuances	203,528	492,377	188,881
Payments of dividends and distributions	(192,269)	(159,786)	(132,198)
Withholdings on employee share vesting	(529)	(1,488)	(3,211)
Redemption premium paid	—	—	—
Payment of debt issuance costs	(30,331)	(22,894)	(11,754)
Collateral provided to hedge counterparties	(151,330)	(166,600)	—
Collateral received from hedge counterparties	199,300	176,050	—
Other	(969)	(3,268)	(9,820)
Net cash provided by (used in) financing activities	200,415	1,792,224	516,779
Increase (decrease) in cash, cash equivalents, and restricted cash	75,075	(100,890)	(75,101)
Cash, cash equivalents, and restricted cash at beginning of period	75,082	175,972	251,073
Cash, cash equivalents, and restricted cash at end of period	$150,157	$75,082	$175,972
Interest paid	$192,960	$138,418	$98,704
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$43,329	$35,483	$28,614
Equity method investments retained from securitization and deconsolidation transactions	32,564	144,603	—
Issuance of common stock from conversion of convertible notes	—	—	7,674
Equity method investments retained from sale of assets to co-investment structure	115,249	—	—
Deconsolidation of non-recourse debt and other liabilities	51,233	257,746	—
Deconsolidation of assets pledged for non-recourse debt	51,761	374,608	—
Assumption of deferred financing obligation	32,910	—	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024
1. The Company
HA Sustainable Infrastructure Capital, Inc., formerly known as Hannon Armstrong Sustainable Infrastructure Capital, Inc. prior to July 2, 2024 (the “Company”), actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take various forms, including equity, joint ventures, land ownership, lending and other financing transactions. We generate net investment income from our portfolio, and fees through gain-on sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” We refer to the income producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes:
•equity investments in either preferred or common structures in unconsolidated entities;
•receivables; and
•debt securities.
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
Transition to Taxable C Corporation
As a result of expanding opportunities in non-qualifying assets, effective January 1, 2024, we have revoked our real estate investment trust (“REIT”) election and are taxed as a C Corporation beginning in tax year 2024. Commencing with the taxable year ended December 31, 2024, all of the Company’s taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders are no longer tax deductible to us. The Company is also no longer subject to the REIT requirement for distributions to stockholders when the Company has taxable income.
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
Our equity investments in climate solutions projects are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for earnings or losses of the investee allocated to us based on the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events or liquidation are considered substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
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

Receivables
Receivables include project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows.
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
We account for our other retained interests in securitized financial assets, the residual assets, similar to available-for-sale debt securities and carry them at fair value with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to the residual assets is recognized using the effective interest rate method and included in securitization income in our income statement. Our residual assets are evaluated for impairment on a quarterly basis under Topic 326. A residual asset is impaired if its fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the residual assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Residual interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.

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
The interest rate derivatives we use are intended to be designated as cash flow hedges and are considered highly effective in reducing our exposure to the interest rate risk that they are designated to hedge. This effectiveness is required in order to qualify for hedge accounting. Instruments that meet the required hedging criteria are formally designated as hedging instruments at the inception of the derivative contract. Derivatives are recorded at fair value. If a derivative is designated as a cash flow hedge and meets the highly effective threshold, the change in the fair value of the derivative is recorded in AOCI, net of associated deferred income tax effects. Any amounts in AOCI are recognized in earnings along with the income tax effect at the same time as the hedged item, which is when interest expense is recognized. For any derivative instruments not designated as hedging instruments, changes in fair value would be recognized in earnings in the period that the change occurs. We assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives designated as cash flow hedges are highly effective in offsetting the changes in cash flows of the hedged items. We also assess on an ongoing basis whether the forecasted transactions remain probable, and discontinue hedge accounting if we conclude that they do not. We do not hold derivatives for trading purposes. Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets. When our collateral account with any particular counterparty is in a liability position, we include inflows and outflows related to those collateral postings within financing activities in our statement of cash flows. When our collateral account with any particular counterparty is in an asset position, we include inflows and outflows related to those collateral postings within investing activities in our statement of cash flows. The inflows and outflows related to instruments designated as cash flow hedges are included within our statement of cash flows in the same section as the hedge item, which is typically operating activities for our instruments which hedge interest rate risk exposures.

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
Income Taxes
We elected and qualified to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2013 through our taxable year ended December 31, 2023. We have revoked our REIT election effective January 1, 2024, and beginning in taxable year 2024 are taxed as a taxable C Corporation. For tax years 2023 and prior, we had taxable REIT subsidiaries (“TRS”) that were taxed separately, and that were generally subject to U.S. federal, state, and local income taxes. To qualify as a REIT, we were required to meet on an ongoing basis several organizational and operational requirements, including a requirement that we distribute at least 90% of our REIT’s net taxable income before dividends paid, excluding capital gains, to our stockholders each year. As a REIT, for tax years ended December 31, 2023 and earlier, we were not subject to U.S. federal corporate income tax on that portion of net income that was distributed to our owners in accordance with the REIT rules. Subsequent to our REIT status revocation, all of our net taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate, and dividends paid to stockholders are no longer tax deductible.
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
Segment Reporting
We manage our business as a single portfolio which we originate from a single pipeline, and accordingly we report all of our activities as one reportable segment. Our single reportable segment generates net investment and equity method investment income through investments in climate solutions projects, as well as revenue through the gain on sale of assets and recurring asset management fees. The consolidated financial statements presented herein reflect the activities of our single reportable segment, and the accounting policies of our single reportable segment are those found here in this Note 2. Our chief operating decision maker (“CODM”) is our chief executive officer.
The CODM assesses performance for this segment and decides how to allocate resources based in part on net income as recorded in our income statement. Included in this metric are the significant segment expenses reviewed by the CODM, which include interest expense, compensation and benefits, and general and administrative, each of which is reported in our income statement. We do not have material intra-company sales or transfers.
In evaluating segment assets, the CODM uses receivables, equity method investments, real estate, and investments as reported on our balance sheet, which together we refer to as our Portfolio. Amounts invested in such assets can be found in our statement of cash flows. Segment asset amounts are used by the CODM when evaluating the return on investment on our Portfolio.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before February 14, 2025, and effective after December 31, 2024, are not expected to have a material effect on our consolidated financial statements and related disclosures. There were no accounting standards that became effective in the year ended December 31, 2024 that had a material effect on our consolidated financial statements and related disclosures.
3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2024 and December 31, 2023, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2—Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•Level 3—Unobservable inputs are used when little or no market data is available.
The tables below state the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, contractual terms and inputs which consist of base interest rates and spreads over base rates which are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Unsecured Notes (as defined below) and Convertible Notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of December 31, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,700	$2,896	Level 3
Receivables held-for-sale	79	76	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	249	249	Level 3
Derivative assets	72	72	Level 2
Liabilities (3)
Credit facilities	$1	$1	Level 3
Commercial paper notes	100	100	Level 3
Term loan facilities	415	415	Level 3
Non-recourse debt	132	136	Level 3
Senior unsecured notes	3,098	3,162	Level 2
Convertible notes
2025 Exchangeable Senior Notes	214	218	Level 2
2028 Exchangeable Senior Notes	470	408	Level 2
Total Convertible Notes	684	626	Level 2
Derivative liabilities	3	3	Level 2
(1)The amortized cost of our investments as of December 31, 2024, was $8 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of December 31, 2024, was $301 million. A 5% adverse change in discount rates would decrease the fair value of these assets by $12 million, and a 10% adverse change would decrease the fair value by $23 million.
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
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of December 31, 2023, was $258 million. A 5% adverse change in discount rates would decrease the fair value of these assets by $10 million, and a 10% adverse change would decrease the fair value by $18 million.
(3)Fair value and carrying value exclude unamortized financing costs.
Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the year ended December 31,
	2024	2023
	(in millions)
Balance, beginning of period	$219	$177
Accretion of securitization residual assets	17	14
Additions to securitization residual assets	43	37
Collections of securitization residual assets	(14)	(17)
Unrealized gains (losses) on securitization residual assets recorded in OCI	(16)	11
Provision for loss on securitization residual assets	—	(3)
Balance, end of period	$249	$219

We had the following securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
December 31, 2024	$67	$152	$4	$52	28	69
December 31, 2023	24	164	0.3	41	11	66
(1)    Other than as discussed in Note 5, loss positions are due to interest rates movements and is not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, as of December 31, 2024 and 2023, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 6% based upon transactions involving similar assets. The weighted average discount rate used to determine the fair value of our securitization residual assets as of December 31, 2024 and 2023 was 7.3% and 6.6%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2024	2023
	(in millions)
Cash deposits	$130	$63
Restricted cash deposits (included in other assets)	20	12
Total cash deposits	$150	$75
Amount of cash deposits in excess of amounts federally insured	$148	$63
4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders redeemed 10,000 OP units during the year ended December 31, 2024, and no OP units were exchanged during the year ended December 31, 2023.
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
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2024	2023	2022
	(in millions)
Gains on securitizations	$79	$69	$57
Cost of financial assets securitized	1,073	559	500
Proceeds from securitizations	1,152	628	557
Cash received from residual and servicing assets	20	20	20
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances, that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.45% to 8.34% during the year ended December 31, 2024.
As of December 31, 2024 and December 31, 2023, our managed assets totaled $13.7 billion and $12.3 billion, respectively, of which $7.1 billion and $6.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of December 31, 2024 and December 31, 2023, the securitization trusts held $6.2 billion and $5.6 billion, respectively, of notes due to investors. As of December 31, 2024, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows for $116 million of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
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

	Commercial	Government
(in millions)
Beginning balance - December 31, 2022	$—	$—
Provision for loss on securitization asset	3	—
Provision recorded on purchase of a credit deteriorated asset	—	—
Write-off of allowance	—	—
Recovery of allowance	—	—
Ending balance - December 31, 2023	$3	$—
Provision for loss on securitization asset	—	—
Provision recorded on purchase of a credit deteriorated asset	—	—
Write-off of allowance	—	—
Recovery of allowance	—	—
Ending balance - December 31, 2024	$3	$—

6. Our Portfolio
As of December 31, 2024, our Portfolio included approximately $6.6 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in climate solutions projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2024, which is assessed quarterly:

	Portfolio Performance
	Commercial			Government
	1 (1)	2 (2)	3 (3)	1 (1)	Total
Receivable vintage (4)	(dollars in millions)
2024	$65	$—	$—	$—	$65
2023	881	—	—	—	881
2022	959	—	—	—	959
2021	295	—	—	—	295
2020	175	—	—	—	175
Prior to 2020	536	—	—	35	571
Total receivables held-for-investment	2,911	—	—	35	2,946
Less: Allowance for loss on receivables	(50)	—	—	—	(50)
Net receivables held-for-investment	2,861	—	—	35	2,896
Receivables held-for-sale	39	—	—	37	76
Investments	5	—	—	2	7
Real estate	3	—	—	—	3
Equity method investments (5)	3,577	35	—	—	3,612
Total	$6,485	$35	$—	$74	$6,594
Percent of Portfolio	98%	1%	—%	1%	100%
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
Receivables
As of December 31, 2024 our allowance for loan losses related to our receivables was $50 million based on our expectation for credit losses over the lives of the receivables in our Portfolio. During 2024, we recorded a benefit for loss on receivables of less than $1 million, as the provision related to new loans and loan commitments was offset by a release in the reserves related to loans contributed to a co-investment structure.

Below is a summary of the carrying value, expected loan funding commitments, and allowance by type of receivable or “Portfolio Segment,” as defined by Topic 326, as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$2,911	$545	$50	$3,033	$423	$50
Government (2)	35	—	—	91	—	—
Total	$2,946	$545	$50	$3,124	$423	$50

(1)As of December 31, 2024, this category of assets includes $1.5 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. See “Related Party Transactions” below for discussion of loans in this category made to special purpose entities that were previously sponsored by the SunPower Corporation.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the climate solutions sector, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $50 million allowance on these $2.9 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of December 31, 2024, our government receivables include $7 million of U.S. federal government transactions and $28 million of transactions where the ultimate obligors are state or local governments.
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

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the year ended December 31, 2024:

	Commercial	Government
	(in millions)
Beginning balance - December 31, 2022	$41	$—
Provision for loss on receivables	9	—
Write-off of allowance	—	—
Ending balance - December 31, 2023	50	—
Provision for loss on receivables	—	—
Write-off of allowance	—	—
Ending balance - December 31, 2024	$50	$—

We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2024:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$2,946	$24	$892	$894	$1,136
Weighted average yield by period	8.6%	6.6%	8.3%	9.4%	8.4%

Real Estate

Our real estate is leased to renewable energy projects, typically under long-term triple net leases. In 2024, we sold $100 million carrying value of land and related intangibles, and we retain a residual interest in those assets in the form of an equity method investment. The components of our real estate portfolio as of December 31, 2024 and 2023, were as follows:

	December 31,
	2024	2023
	(in millions)
Real estate
Land	$3	$97
Lease intangibles	—	22
Accumulated amortization of lease intangibles	—	(8)
Real estate	$3	$111

Equity Method Investments
We have made non-controlling equity investments in a number of climate solutions projects that we account for as equity method investments. As of December 31, 2024, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings, LLC	$613
Daggett Renewable HoldCo LLC	422
Lighthouse Renewable HoldCo 2 LLC	363
CarbonCount Holdings 1 LLC	309
Other equity method investments	1,905
Total equity method investments	$3,612

Jupiter Equity Holdings, LLC
We have a preferred equity interest in Jupiter Equity Holdings, LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. Through December 31, 2024, we have made capital contributions to Jupiter of approximately $562 million related to these projects, reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $94 million in loans to Jupiter for for both payments related to winter storm Uri as well as payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects feature cash flows from fixed-price power purchase agreements and financial hedges, contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through December 31, 2024, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility off-takers.

Daggett is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Daggett, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four-person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of each investment are achieved. Subject to customary exceptions, no member can transfer any of its equity ownership in Daggett to a third party without approval of the review committee of Daggett. We use the equity method of accounting to account for our preferred equity interests in Daggett, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables HoldCo 2 LLC
We have a preferred equity investment in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Lighthouse 2 of approximately $420 million through December 31, 2024. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $18 million in working capital loans to the Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university offtakers.
Lighthouse 2 is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Lighthouse 2, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four-person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets are achieved. Subject to customary exceptions, no member of Lighthouse 2 can transfer any of its equity ownership in Lighthouse 2 to a third party without approval of the review committee of Lighthouse 2. We use the equity method of accounting to account for our preferred equity interest in Lighthouse 2, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
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
CCH1 has been formed as a Delaware limited liability company. HASI CarbonCount and KKR Hoops have each committed $1 billion to CCH1 to be invested in clean energy assets during an 18 month investment period. In addition, HASI, through its indirect subsidiaries, HA Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement’) to provide certain services to CCH1.
CCH1 is governed by a board of directors (“the CCH1 Board”) which will initially be composed of four directors, two of whom will be appointed by us and two of whom will be appointed by KKR Hoops. Actions of the CCH1 Board generally require the affirmative vote of at least three out of four directors. Pursuant to the service agreement, the CCH1 Board has delegated to the Service Providers certain rights and powers to manage the day-to-day business and affairs of CCH1, while retaining control over the significant decision making of CCH1. We account for our investment in CCH1 as an equity method investment.
The Broker-Dealer sources investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI is obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the CCH1 Board until either joint venture party’s commitment has been fully invested or upon the date that the 18-month investment period described above expires or is earlier terminated. The investment criteria under the Services Agreement includes investment opportunities that we would typically have originated on our balance sheet.
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
At inception, and prior to KKR’s acquisition of its interest in CCH1, we seeded CCH1 with equity method investments and receivables which were previously on our balance sheet with a combined book value of $108 million, and which are expected to have a total invested amount of $191 million once fully funded. We received approximately $55 million from KKR for the purchase of their share of the net assets of CCH1, resulting in the deconsolidation of CCH1 by us. There were no material differences between the amounts paid by KKR and the carrying values of the contributed assets, resulting in no material gain or loss upon deconsolidation and no material basis differences established. Subsequent to the KKR’s acquisition of their interest in CCH1, we contributed a further $112 million book value of financial assets to CCH1 which were previously on our balance sheet, for which we received $61 million of cash from KKR. Additionally, we contributed $190 million of cash which CCH1 used to make investments. As of December 31, 2024, CCH1 contains $600 million book value in assets, 81% of which are receivables.
CCH1 will recognize income from its equity method investees one quarter in arrears to allow for its receipt of financial information.
Other Related Party Transactions
As of December 31, 2024, of our commercial receivables, approximately $822 million are loans made to entities in which we also have non-controlling equity investments of approximately $852 million. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors, including the SunPower Corporation as further described below. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities, beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	For the year ended December 31,
	2024	2023	2022
	(in millions)
Interest income from related party loans	$81	$68	$60
Additional investments made in related party loans	246	324	164
Principal collected from related party loans	322	36	87
Interest collected from related party loans	64	62	64
Investments related to SunPower Corporation
On August 5, 2024, SunPower Corporation (“SunPower”), a project sponsor for certain of the residential solar projects in which we invest, declared Chapter 11 bankruptcy. As of December 31, 2024, we have commercial receivables with a gross carrying value of $333 million due from special purpose entities which own individual residential solar assets (“SunStrong SPEs”) for which SunPower performed certain services including billing and collections, operations and maintenance, and accounting, tax filings, and financial reporting. These SunStrong SPEs are bankruptcy remote from SunPower, and were jointly owned by SunPower and us. The cash flows supporting our loans are from each individual residential customer rather than SunPower and are not expected to be materially impacted by this event. We evaluate these loans quarterly during our assessment of allowance for loan losses, and have determined that our allowance for loan losses related to these loans has not been materially impacted by these events.
As of December 31, 2024, we had equity method investments of $32 million in the SunStrong SPEs. We have not identified any OTTI with regards to these assets, and we do not expect our equity method investments in these entities to be materially impacted by this ownership change.

In October of 2024, SunPower’s interests in such entities were purchased by a third party, who have retained SunPower’s governance rights within those structures and who intend to be a long-term co-owner of the SunStrong SPEs, and accordingly we have continued and will continue to account for our interest in these entities as equity method investments. We have taken steps to ensure continuation of the services currently provided by SunPower, including the engagement of replacement service providers. We do not believe the bankruptcy of SunPower will have a material impact on our consolidated financial statements.
7. Credit facilities and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In 2024, we increased the maximum outstanding borrowing amount of the facility from $915 million to $1.35 billion, and extended the maturity to April 2028.

As of December 31, 2024, there were no outstanding borrowings under the unsecured revolving credit facility. As of December 31, 2024, we had less than $9 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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
Credit-Enhanced Commercial Paper Note Program
We have a Green CarbonCount commercial paper program that allows us to issue commercial paper notes at any time, with such notes supported by an irrevocable direct-pay letter of credit from Bank of America, N.A (“Credit-Enhanced Commercial Paper Notes”). In 2024, we increased the capacity of the program inclusive of the letter of credit to allow for up to $125 million outstanding at any time, and extended the maturity of the program and it’s related letter of credit to April 2026.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable, are not subject to voluntary prepayment and are not to exceed 397 days. The proceeds from our Credit-Enhanced Commercial Paper Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of December 31, 2024, we had no outstanding Credit-Enhanced Commercial Paper Notes.
Credit-Enhanced Commercial Paper Notes are issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be reduced by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of December 31, 2024, we have no remaining unamortized financing costs associated with the commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

Standalone Commercial Paper Program
Beginning in 2024, we began to issue unsecured short-term promissory notes pursuant to a CarbonCount green commercial paper program which are guaranteed by certain of our subsidiaries (“Standalone Commercial Paper Notes”). Standalone Commercial Paper Notes are issued at a discount based on market pricing, subject to broker fees of 0.05%. Standalone Commercial Paper Notes are not redeemable, are not subject to voluntary prepayment, and are not to exceed 367 days. Our Board has approved the issuance of up to $1 billion principal amount of Standalone Commercial Paper Notes at any given time. To enhance the credit of the Standalone Commercial Paper Notes,we reserve availability under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. The proceeds from our Standalone Commercial Paper Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
As of December 31, 2024, we had $100 million principal amount of Stand-alone Commercial Paper Notes outstanding, which bear an average borrowing cost of 5.35%.
Senior secured revolving credit agreement
In 2024, we entered into a senior secured revolving credit agreement with a maximum outstanding principal amount of $100 million which matures in 2029. Under the terms of the senior secured revolving credit agreement, we will pledge collateral to the facility in the form of certain qualifying land assets or assets secured by land and will be allowed to borrow up to 80% of our cash amount invested in the collateral pledged. Any loans under the agreement bear interest at a rate of Term SOFR plus 1.90%, and interest is due quarterly. The rate of interest can be reduced by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. There is a commitment fee of 0.20% of the unused capacity of the agreement, which is paid quarterly. The senior secured revolving credit agreement contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The senior secured revolving credit agreement also includes customary events of default and remedies.
As of December 31, 2024, we had no balance outstanding on the senior secured revolving credit agreement, and we had availability under the revolving credit agreement of $22 million based on the pledged collateral. We had approximately $1 million in unamortized financing costs associated with the senior secured revolving credit agreement, which are included in other assets.

8. Long-term Debt
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2024	2023				2024	2023
	(dollars in millions)
HASI Sustainable Yield Bond 2015-1A (1)	$—	$68	4.28%	October 2034	$—	$—	$136	Receivables, real estate, real estate intangibles, and restricted cash
HASI SYB Trust 2016-2 (2)	—	51	4.35%	April 2037	—	—	57	Receivables and restricted cash
HASI Harmony Issuer	96	—	6.78%	July 2043	—	266	—	Equity method investments
Other non-recourse debt (3)	40	43	3.15% - 7.23%	2026 to 2032	17	41	46	Receivables
Unamortized financing costs	(4)	(2)
Non-recourse debt (4)	$132	$160
(1)We prepaid this obligation in 2024.
(2)In 2024, the contractual terms of this agreement were modified, which caused us to deconsolidate the entities holding such debt and its related pledged collateral.

(3)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(4)The total collateral pledged against our non-recourse debt was $307 million and $239 million as of December 31, 2024 and December 31, 2023, respectively, which includes $20 million and $11 million of restricted cash that was pledged for debt service as of December 31, 2024 and December 31, 2023, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of December 31, 2024 and 2023.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of December 31, 2024, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2025	$15
2026	7
2027	14
2028	6
2029	10
Thereafter	84
Total minimum maturities	136
Unamortized financing costs	(4)
Total non-recourse debt	$132

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
Senior Unsecured Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). The Senior Unsecured Notes were subject to covenants that limited our ability to incur additional indebtedness and required us to maintain unencumbered assets of not less than 120% of our unsecured debt. These covenants terminated during 2024 as a result of us being rated an investment grade issuer by two of the three major credit rating agencies and no event of default having occurred. We are in compliance with all of our remaining covenants as of December 31, 2024 and 2023. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

The following are summarized terms of the Senior Unsecured Notes as of December 31, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2025 Notes	$—	(1)	April 15, 2025	6.000%	April 15 and October 15	N/A
2026 Notes	1,000		June 15, 2026	3.375%	June 15 and December 15	March 15, 2026 (2)
2027 Notes	750	(4)	June 15, 2027	8.000%	June 15 and December 15	March 15, 2027 (3)
2030 Notes	375	(5)	September 15, 2030	3.750%	February 15 and August 15	N/A
2034 Notes	1,000	(1)	July 1, 2034	6.375%	July 1st and January 1st	N/A

(1)In June 2024, we issued $700 million principal amount of Senior Unsecured Notes due in July 2034 (“2034 Notes”), which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. We used a portion of the proceeds from this issuance to redeem the outstanding principal amount of the 2025 notes. There was no premium paid upon redemption. In December 2024, we issued an additional $300 million principal amount of 2034 Notes for gross proceeds of $300 million.
(2)Prior to this date, we may redeem, at our option, some or all of the 2026 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2026 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2026 Notes in whole or in part at par, plus accrued and unpaid interest though the redemption date.
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
(4)In 2024, in a following offering we issued $200 million principal amount of 2027 Notes for net proceeds of $204 million, equivalent to a yield to maturity of 7.08% for the new issuance.
(5)We issued the $375 million aggregate principal amount of the 2030 Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%. We may redeem the 2030 Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Notes plus accrued and unpaid interest though the redemption date.
The following table presents a summary of the components of the Senior Unsecured Notes:

	As of and for the year ended December 31,
	2024	2023
	(in millions)
Principal	$3,125	$2,325
Accrued interest	41	15
Unamortized premium (discount)	(4)	(3)
Less: Unamortized financing costs	(23)	(18)
Carrying value of Senior Unsecured Notes	$3,139	$2,319
Interest expense	$148	$80
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

The following are summarized terms of the Convertible Notes as of December 31, 2024:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/ Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	200	(2)	May 1, 2025	0.000%	N/A	17.8443	$56.04	3.6	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.9520	$27.06	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)The 2025 Exchangeable Senior Notes accrete to a premium at maturity equal to 3.25% per annum. The current balance including accreted premium is $218 million.
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
We have issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. Upon any exchange of the notes, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, plus cash in lieu of fractional shares. We have allocated an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The following table presents a summary of the components of our Convertible Notes:

	As of and for the year ended December 31,
	2024	2023
	(in millions)
Principal	$603	$603
Accrued interest	6	6
Premium	18	11
Less: Unamortized financing costs	(7)	(10)
Carrying value of Convertible Notes	$620	$610
Interest expense	$25	$9
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
CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the unsecured term loan facility”) with a syndicate of banks, which has an outstanding principal and accrued interest amount of $247 million. Principal amounts under the term loan facility bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted downward up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount metric. As of December 31, 2024, the applicable margin is 1.875% plus 0.10%, and the current interest rate is 6.30%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable quarterly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. Loans under the unsecured term loan facility can be prepaid without penalty. In 2024, we extended the maturity date to 2027, with no changes to the pricing terms, and used proceeds from our unsecured revolving credit facility to make a partial prepayment of $275 million on the unsecured term loan facility to reduce the outstanding principal balance.
Principal and interest payments which were due under the term loan facility as of December 31, 2024 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2025	$12
2026	12
2027	223
Total	$247
Less: Unamortized financing costs	(4)
Carrying Value	$243
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
Secured Term Loan
We have a secured term loan (“secured term loan”) with a maturity date of January 2028. Principal amounts under the secured term loan will bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The secured term loan is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The secured term loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The secured term loan also includes customary events of default and remedies.
As of December 31, 2024, with respect to the secured term loan, the outstanding principal balance is $167 million, the interest rate as of the last rate reset is 6.99%, and we have financing receivables pledged with a carrying value of $410 million. In 2024, we removed $45 million of pledged collateral, and made a principal payment of $28 million. Amounts which were due under the secured term loan as of December 31, 2024 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2025	$10
2026	12
2027	11
2028	134
Total	167
Less: Unamortized Financing Costs	(2)
Carrying Value	$165

Interest rate swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan, and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following interest rate swaps derivative transactions that are designated as cash flow hedges as of December 31, 2024:

Instrument Type	Index	Hedged Rate		Notional Value		Fair Value as of			Term
						December 31, 2024		December 31, 2023
				($ in millions)
Interest Rate Swap	1 month SOFR	3.79%		$200	(1)	$3		$(12)	March 2023 to March 2033
Interest Rate Swap	Overnight SOFR	2.98%		400		24		7	June 2026 to June 2033
Interest Rate Swap	Overnight SOFR	3.09%		600		32		7	June 2026 to June 2033
Interest Rate Swap	Overnight SOFR	3.08%		400		—	(2)	8	April 2025 to April 2035
Interest Rate Collar	1 month SOFR	3.70% - 4.00%	(3)	250		—		—	May 2023 to May 2026
Interest Rate Swap	Overnight SOFR	4.39% to 4.42%	(4)	168		(3)		(8)	September 2023 to June 2033
Interest Rate Swap	Overnight SOFR	3.72%		375		11		—	June 2027 to June 2037

(1)This swap was partially financially settled in 2024 for a benefit of $1 million. Approximately $1 million of this benefit is in AOCI as of December 31, 2024 and will be amortized into interest expense over the term of our current floating rate borrowings.
(2)This swap was financially settled in 2024, for a benefit of $19 million. Approximately $18 million of this benefit is in AOCI as of December 31, 2024 and will be amortized into interest expense over the term of the 2034 Notes.
(3)Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(4)Consists of three interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of December 31, 2024, all of our derivatives which were designated as hedging instruments were deemed to be effective. As of December 31, 2024, we hold $57 million of collateral related to our interest rate derivatives that are assets, and we have netted the liability associated with that collateral against our derivative assets in other assets on our balance sheet. As of December 31, 2024, we have posted $8 million worth of collateral related to our interest rate derivatives that are liabilities, $3 million of which we have netted against our derivative liabilities in accounts payable, accrued assets, and other liabilities on our balance sheet, with the remaining $5 million in other assets.

The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - January 1, 2023	$—
Changes in fair value	7
Amounts released into interest expense	(6)
Ending balance - December 31, 2023	1
Changes in fair value	95
Amounts released into interest expense	(10)
Ending balance - December 31, 2024	$86
The below table shows the benefit (expense) included in interest expense as a result of our hedging activities. We expect an expense of $2 million to be released out of AOCI into interest expense over the 12 months following December 31, 2024.

	For the Year ended December 31,
	2024	2023	2022
	(amounts in millions)
Interest expense	$242	$171	$116
Benefit (expense) included in interest expense due to hedging activities	(10)	(6)	—
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
The leases provide for operating expense reimbursements and annual escalations that are amortized over the respective lease terms on a straight-line basis. Rent expense related to these three leases was less than $1 million for each of the years ended December 31, 2024, 2023, and 2022, respectively. Future gross minimum lease payments are approximately $2 million for years 2025 and 2026, and $1 million per year during the remaining term of the leases.
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
We have made guarantees related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in May 2025. As of December 31, 2024, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral for this guarantee as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for repayment to us of 15% of this guarantee obligation.

As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of December 31, 2024, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of December 31, 2024 we have not been asked to perform under them.
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of December 31, 2024, there have been no such actions resulting in claims against the Company.
10. Income Tax
As discussed in Note 1, as a result of expanding opportunities in non-qualifying REIT assets, effective January 1, 2024, we have elected to revoke our REIT election, and are taxed as a C Corporation beginning in tax year 2024. Commencing with the taxable year ended December 31, 2024, all of the Company’s taxable income is subject to U.S. federal and state income tax at the applicable corporate tax rate. Dividends paid to stockholders are no longer tax deductible. The Company is also no longer subject to the REIT compliance requirements for assets, income, or distributions to stockholders among other REIT compliance requirements.
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
We recorded an income tax expense of approximately $70 million for the year ended December 31, 2024, a $32 million tax expense for the year ended December 31, 2023, and an $7 million tax expense for the year ended 2022. The federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. Below is a reconciliation between the federal statutory rates and our effective tax rates for the years ended December 31:

	2024	2023	2022
Federal statutory income tax rate	21%	21%	21%
Changes in rate resulting from:
Share-based compensation	2%	2%	11%
Equity method investments	(3)%	(6)%	(9)%
Recognition of deferred tax liability from REIT revocation	—%	18%	—%
REIT benefit / dividends paid deduction	—%	(14)%	(32)%
State income taxes	5%	2%	(2)%
Other	1%	—%	7%
Valuation allowance	—%	(6)%	19%
Effective tax rate	26%	17%	15%
Our deferred tax liability was $155 million and $77 million as of December 31, 2024 and 2023. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2024	2023
	(in millions)
Net operating loss (NOL) carryforwards	$219	$163
Tax credit carryforwards	40	31
Share-based compensation	2	6
Other	—	4
Valuation allowance	—	—
Gross deferred tax assets	261	204
Receivables basis difference	$(68)	$(57)
Equity method investments	(338)	(224)
Other	(10)	—
Gross deferred tax liabilities	(416)	(281)
Net deferred tax liabilities	$(155)	$(77)
We have unused NOLs of $841 million and tax credits of approximately $40 million. Approximately $87 million of our NOLs will begin to expire in 2034. If we were to experience a change in control as defined in Section 382 of the Internal Revenue Code, our ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $754 million were added in taxable years after 2017 which are not subject to expiration but are limited to 80% of taxable income. Our tax credits begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2021 through 2024 are open. As of December 2024 and 2023, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2024 and 2023, and no interest and penalties were recognized during the years ended December 31, 2024, 2023, or 2022.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2024 and 2023 are characterized as follows:

	2024	2023
Common distributions
Ordinary income	—%	52%
Return of capital	100%	6%
Capital gain dividend	—%	42%
	100%	100%
11. Equity
Dividends and Distributions
Our Board declared the following dividends in 2023, 2024, and 2025:

Announced Date	Record Date		Pay Date	Amount per share
2/16/2023	04/3/2023		04/10/2023	$0.395
5/4/2023	07/5/2023		07/12/2023	0.395
8/3/2023	10/4/2023		10/11/2023	0.395
11/2/2023	12/29/2023	(1)	01/12/2024	0.395
02/15/2024	04/5/2024		04/19/2024	0.415
05/7/2024	07/3/2024		07/12/2024	0.415
08/1/2024	10/4/2024		10/18/2024	0.415
11/7/2024	12/30/2024	(1)	01/10/2025	0.415
02/13/2025	04/4/2025		04/18/2025	0.420
(1)These dividends are treated as distributions in the following year for tax purposes.

Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings, to or through a market maker or into an existing trading market on an exchange or otherwise. We have a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock in 2023 and 2024:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (1)	Net Proceeds (2)
		(amounts in millions, except per share amounts)
Q1 2023	ATM	0.763	$31.31	$24
5/30/2023	Public Offering	15.000	22.23	333
Q2 2023	ATM	0.053	26.07	1
Q3 2023	ATM	4.394	24.71	107
Q4 2023	ATM	1.006	28.81	29
Q1 2024	ATM	1.193	25.89	31
Q2 2024	ATM	1.662	31.42	52
Q3 2024	ATM	3.040	32.55	98
Q4 2024	ATM	0.753	32.01	24
(1)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

Equity-based Compensation Awards
We have 7,500,000 awards authorized for issuance under our current equity-based compensation plan. As of December 31, 2024, we have issued awards with service, performance and market conditions and have 5,295,725 awards remaining available for issuance. During the year ended December 31, 2024, our Board awarded employees and directors 808,948 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2025 to 2029. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2024, 2023, and 2022 is shown below.

	2024	2023	2022
	(in millions)
Equity-based compensation expense	$23	$18	$20
Fair value of awards vested on vesting date	8	11	34
We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria.The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $20 million as of December 31, 2024. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 1 year. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2022	168,452	$33.59	$5.7
Granted	77,938	30.03	2.3
Vested	(98,367)	29.18	(2.9)
Forfeited	(12,356)	42.74	(0.5)
Ending Balance—December 31, 2023	135,667	$33.90	$4.6
Granted	232,837	26.96	6.3
Vested	(44,540)	36.98	(1.7)
Forfeited	(4,584)	27.55	(0.1)
Ending Balance—December 31, 2024	319,380	$28.50	$9.1
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2022	58,404	$51.03	$3.0
Granted	63,446	39.29	2.4
Incremental performance shares granted	7,305	34.63	0.3
Vested	(18,041)	35.17	(0.6)
Forfeited	(16,460)	30.90	(0.5)
Ending Balance—December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,912)	68.12	(1.1)
Ending Balance—December 31, 2024	78,742	$44.44	$3.5
(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2022	276,766	$42.21	$11.7
Granted	342,349	30.08	10.3
Vested	(142,041)	39.21	(5.5)
Forfeited	—	—	—
Ending Balance—December 31, 2023	477,074	$34.40	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance—December 31, 2024	560,971	$29.99	$16.9
(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2022	324,028	$42.84	$13.9
Granted	282,034	39.29	11.1
Incremental performance shares granted	40,394	19.94	0.8
Vested	(96,496)	19.94	(1.9)
Forfeited	(56,102)	4.56	(0.3)
Ending Balance—December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance—December 31, 2024	535,608	$42.87	$23.0
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance—December 31, 2024	128,024	$25.96	$3.3
(1) See Note 4 for information on the vesting of LTIP Units. LTIP Units with performance-based vesting conditions can vest between 0% and 200% subject to the achievement of certain adjusted earnings per share. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
NOL Stockholder Rights Plan
In 2023, we established a Tax Benefits Preservation Plan (“the Plan”), which was designed to protect our tax benefits in connection with any “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986. Under the Plan, we declared a dividend distribution of one right (a “Right”) for each outstanding share of our common stock to be paid to all record holders of our common stock at the close of business on November 21, 2023. The Plan was intended to reduce the risk that our ability to use net operating losses (“NOLs”) and certain other Tax Benefits would have substantially limited as the result of an “ownership change”. As of December 31, 2023, we had approximately $666 million of NOLs and $31 million of tax credits available that may be used to offset future taxable income. On July 1, 2024, we entered into an amendment which caused the Rights under the Plan to expire on July 1, 2024, effectively terminating the Plan at that time in anticipation of the effectiveness of the Company’s reincorporation as a Delaware corporation on July 2, 2024. The Company’s Delaware Certificate of Incorporation includes Charter Tax Benefit Provisions which are intended to replace the Tax Benefits Preservation Plan.
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
The computation of basic and diluted earnings per common share of our common stock is as follows:

	Year ended December 31,
Numerator:	2024	2023	2022
	(dollars in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$200.0	$148.8	$41.5
Less: Dividends and distributions on participating securities	(1.5)	(1.0)	(0.7)
Less: Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders	$198.5	$147.8	$40.8
Add: Interest expense related to Convertible Notes under the if-converted method	12.6	7.5	1.4
Add: Undistributed earnings attributable to participating securities	—	—	—
Net income (loss) attributable to controlling stockholders—dilutive	$211.1	$155.3	$42.2
Denominator:
Weighted-average number of common shares—basic	115,548,087	101,844,551	87,500,799
Weighted-average number of common shares—diluted	130,501,006	109,467,554	90,609,329
Basic earnings per common share	$1.72	$1.45	$0.47
Diluted earnings per common share	$1.62	$1.42	$0.47

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,535,425	1,314,182	1,002,002
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	880,352	612,742	445,218
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	880,352	612,742	445,218
Restricted stock units	78,742	94,654	38,222
LTIP Units with market-based vesting conditions	535,608	493,858	211,824
Potential shares of common stock related to convertible notes	3,568,862	3,549,083	3,537,460
13. Equity Method Investments
During the years ended December 31, 2024, 2023, and 2022 we recognized income of $248 million, $141 million, and $31 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2. As of both December 31, 2024 and December 31, 2023, we had 47 investments which we accounted for under the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns.

The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Our basis in equity method investments exceeds the basis reported to us by our investees by an aggregate amount of $104 million, and $284 million, as of December 31, 2024 and 2023, respectively. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of December 31, 2024 and 2023, we have accumulated other comprehensive income net of tax effect of $23 million and $47 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Daggett Renewable HoldCo LLC	Other Investments (1)	Total
Balance Sheet	(in millions)
As of September 30, 2024
Current assets	$66	$1,156	$1,222
Total assets	1,114	20,217	21,331
Current liabilities	13	2,050	2,063
Total liabilities	453	9,514	9,967
Members’ equity	661	10,703	11,364
As of December 31, 2023
Current assets	35	947	982
Total assets	677	17,917	18,594
Current liabilities	10	920	930
Total liabilities	262	8,398	8,660
Members’ equity	415	9,519	9,934
Income Statement
For the nine months ended September 30, 2024
Revenue	50	860	910
Income (loss) from continuing operations	(16)	(264)	(280)
Net income (loss)	(16)	(264)	(280)
For the year ended December 31, 2023
Revenue	16	1,209	1,225
Income (loss) from continuing operations	(6)	(63)	(69)
Net income (loss)	(6)	(63)	(69)
For the year ended December 31, 2022
Revenue	—	500	500
Income (loss) from continuing operations	—	(392)	(392)
Net income (loss)	—	(392)	(392)
(1)    Represents aggregated financial statement information for investments not separately presented.
14. Defined Contribution Plan
We administer a 401(k) savings plan, a defined contribution plan covering substantially all of our employees. Employees in the plan may contribute up to the maximum annual IRS limit before taxes via payroll deduction. Under the plan, we provide a dollar for dollar match for the first 4% of the employee’s contributions and a $0.50 per dollar match for the next 2% of employee contributions. We contributed approximately $2 million under the plan for the year ended December 31, 2024, approximately $1 million during the years ended December 31, 2023 and 2022.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2024	2023	2022
	(in thousands)
Balance at beginning of period	$52,856	$41,024	$36,253
Charged to provision	1,059	11,832	12,798
Loan charge-offs	(500)	—	(8,027)
Balance at end of period	$53,415	$52,856	$41,024

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our company’s internal control over financial reporting. This report appears on page 67 of this annual report on Form 10-K.

Item 9B.    Other Information

Leadership Succession

On February 13, 2025, as part of the planned leadership succession process of the Company, the Board announced three key executive appointments and one removal from executive duties, all effective March 1 2025:

•Charles Melko, current Senior Vice President, Treasurer and Chief Accounting Officer, will assume the role of Executive Vice President and Chief Financial Officer of the Company.
•Marc Pangburn, currently Executive Vice President of the Company and Chief Financial Officer, will assume the role of Executive Vice President of the Company and its Chief Revenue and Strategy Officer.
•Nathaniel Rose, currently Executive Vice President of the Chief Investment Officer and will step down from Executive duties and become a Senior Managing Director – Investments.
•Michelle Whicher will assume the role of Chief Accounting Officer.

Transition of Charles Melko to Chief Financial Officer
Mr. Melko will transition from the Company’s Chief Accounting Officer to the Company’s Chief Financial Officer, effective March 1, 2025.
In connection with this transition, Mr Melko’s employment agreement has been amended and restated with HA Sustainable Infrastructure Capital Inc. (instead of with Hannon Armstrong Sustainable Infrastructure Capital Inc.) and includes an annual base salary of $400,000 and a target annual bonus of 110% of Mr Melko’s base salary. Mr. Melko will be eligible to receive equity compensation awards when awards are made to similarly situated senior executives of the Company.
If Mr. Melko is terminated due to his disability or death, Mr. Melko or his estate will receive any accrued but unpaid annual base salary, annual bonus and benefits, plus a pro rata target bonus for the year in which his termination of employment occurs (in the case of death) and a target annual bonus for the fiscal year in which the employee’s termination occurs (in the case of disability). All outstanding equity awards held by Mr. Melko will become vested and nonforfeitable.
If Mr. Melko is terminated without cause or leaves employment for good reason, he will be entitled to severance equal to his accrued but unpaid annual base salary, annual bonus and benefits and a lump sum payment of 12 months of his annual base annual salary and 100% of the average of his annual bonus received for the previous three fiscal years prior to the termination. All outstanding equity awards held by Mr. Melko will become vested and nonforfeitable. For up to 12 months following such a termination, we will subsidize the cost of Mr. Melko’s post-employment health coverage.
If Mr. Melko is terminated for cause or leaves employment without good reason, he will be entitled to any accrued but unpaid annual salary, annual bonus and benefits.
Mr Melko’s reporting lines will now include all of the Company’s accounting and finance departments which will report to him.
Appointment of Marc T. Pangburn as Chief Revenue and Strategy Officer
We have appointed Marc T. Pangburn, the Company’s current Executive Vice President and Chief Financial Officer, to Executive Vice President and Chief Revenue and Strategy Officer, effective March 1, 2025.
Mr. Pangburn’s employment agreement has been amended and restated with HA Sustainable Infrastructure Capital Inc. (instead of with Hannon Armstrong Sustainable Infrastructure Capital Inc.) and includes an increase of annual base salary from his 2024 annual salary of $450,000 to $475,000 and an increase in target annual bonus from 150% to 160%.
Mr. Pangburn’s reporting lines will change as follows: (a) the finance and accounting teams of the Company will no longer report into Mr. Pangburn and will instead report to Mr. Melko, in Mr. Melko’s new appointment as Chief Financial Officer; and (b) all individuals working in the investments and portfolio management teams of the Company will report to Mr. Pangburn.
Change to Nathaniel Rose’s title and duties
We have changed Nathaniel Rose’s role from the Company’s Executive Vice President and Chief Investment Officer, to Senior Managing Director – Investments, effective March 1, 2025, following which Nathaniel Rose will no longer perform Executive duties on behalf of the Company.
Mr. Rose’s employment agreement has been amended and restated with HA Sustainable Infrastructure Capital Inc. (instead of with Hannon Armstrong Sustainable Infrastructure Capital Inc.) and includes a change in target annual bonus from 150% to 100% and change in severance entitlement. Mr. Rose’s annual base salary remains unchanged from his 2024 annual base salary at $420,000.
Mr. Rose’s prior severance entitlement was if Mr Rose was terminated without cause or leaves employment for a good reason, he was entitled to (a) 24 months post-termination continuing medical benefits cover and (b) all outstanding equity awards held by Mr. Rose will become vested and nonforfeitable on termination and (c) a lump sum severance pay of accrued but unpaid annual base salary, annual bonus and benefits and an amount equal to the sum of 1.5 x (i) Mr. Rose’s annual base salary (at time of termination) and (ii) the higher of Mr. Rose’s average annual bonus actually received in respect of the final three fiscal year pre-termination and Mr. Rose’s target annual bonus for fiscal year in which the termination occurs. Mr. Rose’s new severance entitlement on termination without cause or if he leaves employment for good reason will be (a) up to 18 months post-termination, we will subsidize the cost of Mr. Rose’s post-employment health coverage and (b) all outstanding equity awards held by Mr. Rose will become vested and nonforfeitable on termination and (c) a lump sum severance pay of accrued but unpaid annual base salary, annual bonus and benefits and an amount equal to the sum of (i) 18 months of Mr. Rose’s annual salary (at time of termination) and (ii) 150% of Mr. Rose’s average bonus actually received in respect of the three fiscal years prior to the year of termination.
Going forward, we will no longer provide supplemental medical coverage to Mr. Rose’s dependents following his death.
Mr. Rose’s reporting lines will change as follows: the credit team of the investments department of the Company will continue to report to Mr. Rose, whereas previously the entire investment department of the Company reported to Mr. Rose.
Appointment of Michelle Whicher as Chief Accounting Officer
We have appointed Michelle Whicher as the Company’s Chief Accounting Officer, effective March 1, 2025. She will report to the Chief Financial Officer and will oversee the Company’s accounting department. Her compensation will be an annual base salary of $270,000 and a target annual bonus of 55% of her base salary.
This disclosure is qualified in its entirety by the terms of the executed employment agreements, each of which is filed as an exhibit to this Annual Report on Form 10-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2024.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding certain matters pertaining to our insider trading policies and procedures required by Item 408(b) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
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
As of December 31, 2024, in the aggregate under the 2013 Plan and 2022 Plan, we have approximately 2.2 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2024:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	5,295,725
Equity compensation plans not approved by stockholders	—
Total	5,295,725
(1)The 2022 Plan provides for grants of up to 7,500,000 equity awards. As of December 31, 2024, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

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
3.1
Certificate of Incorporation of the Company, filed with the Secretary of Delaware on July 1, 2024 and effective, July 2, 2024 (incorporated by reference to Exhibit 3.1 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).

3.2	Bylaws of the Company effective July 2, 2024 (incorporated by reference to Exhibit 3.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 99.3 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024).
4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)

4.3
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020)

4.4
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021)

4.5
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and the Company, Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025) (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and the Company, Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 3.750% Green Exchangeable Senior Unsecured Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

10.1
Second Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 16, 2024)

10.2*	Form of Indemnification Agreement
10.3
Amended and Restated 2013 Hannon Armstrong Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2017 (No. 001-35877), filed on May 4, 2017)

10.4	2022 HA Sustainable Infrastructure Capital, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 7, 2022)
10.5
Restricted Stock Award Agreement dated April  23, 2013 between the Company and Jeffrey W. Eckel (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June  30, 2013 (No. 001-35877), filed on August 9, 2013)

10.6
Form of Restricted Stock Award Agreement (Executive Officers) (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.7
Form of Restricted Stock Award Agreement (Non-employee Directors) (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.8
Amended and Restated Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March, 31 2017 (No. 001-35877), filed on May 4, 2017)

10.9
Form of Amended and Restated Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.57 to the Registrant's Form 10-K for the year ended December 31, 2017 (No. 001-35877) filed on February 23, 2018)

10.10	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)
10.11	Form of Time-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)
10.12	Form of Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2019 (No. 001-35877), filed on May 3, 2019)
10.13	Form of Performance-Based LTIP Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2024 (No. 001-35877), filed on May 8, 2024)
10.14
Employment Agreement, dated April  17, 2013, by and between the Company and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15*	Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Nathaniel J. Rose
10.16*	Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Charles Melko
10.17
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, the Company and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.18
Employment Agreement, dated June 30, 2021, by and between the Company and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.19
Amended and Restated Employment Agreement, dated February 14, 2023, by and between the Company and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.20*	Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Marc Pangburn
10.21
Amended and Restated Employment Agreement, dated January 26, 2024, by and between the Company and Richard R. Santoroski (incorporated by reference to Exhibit 10.21 on the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024).

10.22
Amended and Restated Employment Agreement, dated February 15, 2024, by and between the Company and Jeffrey Eckel (incorporated by reference to Exhibit 10.22 on the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

10.23
Employment Agreement, Dated April 15, 2024, by and between the Company and Viral Amin (incorporated by reference to Exhibit 10.5 on the Registrant’s Form 10-Q for the quarter ended March, 31 2024 (No. 001-35877) filed on May 8, 2024).

10.24
Letter Agreement, dated April 4, 2024, between Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Capital LLC, and Richard R. Santoroski (incorporated by reference to Exhibit 10.6 on the Registrant’s Form 10-Q (No. 001-35877) filed on May 8, 2024).

10.25
Registration Rights Agreement, dated April 23, 2013, by and among the Company and the parties listed on Schedule I thereto (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.26
Registration Rights Agreement, dated as of April 13, 2022, by and among HAT Holdings I LLC, HAT Holdings II LLC, and the Company and the initial purchasers party thereto. (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

10.27
Registration Rights Agreement, dated as of August 11, 2023, by and among HAT Holdings I LLC, HAT Holdings II LLC, and the Company and the representatives of the Initial Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

10.28
Registration Rights Agreement, dated as of July 1, 2024, by and among the Company and the representatives of the initial purchasers party thereto (incorporated by reference to Exhibit 10.1 on the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

10.29
Registration Rights Agreement, dated as of December 12, 2024, by and among the Company and the representatives of the initial purchasers party thereto (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 001-35877), filed on December 12, 2024)

10.30
Indemnity Agreement, dated as of September 30, 2015, by the Company in favor of the Bank of New York Mellon (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarter ended September 30, 2015 (No. 001-35877), filed on November 5, 2015)

10.31
Credit Agreement, dated as of April 12, 2024, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner and sustainability structuring agent, JPMorgan, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Keybank National Association, M&T Bank, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers, Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA as documentation agents, and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K (No.001-35877), filed on April 17, 2024).

10.32
Amendment No. 1 to Credit Agreement, dated as of September 10, 2024, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sustainability structuring agent and lender, Citibank, N.A., Credit Agricole Corporate and Investment Bank, Keybank National Association, M&T Bank, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Truist Securities, Inc. as joint lead arrangers and lenders, and Bank of America, N.A., Barclays Bank PLC and Goldman Sachs Bank USA as documentation agents and lenders (incorporated by reference to Exhibit 1.2 to the Company’s Form 8-K (No.001-35877), filed on September 13, 2024).

10.33
Amendment No. 2 to Credit Agreement, dated as of October 31, 2024, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Coöperatieve Rabobank U.A., New York Branch as lender (incorporated by reference to Exhibit 1.3 to the Company’s Form 8-K (No.001-35877), filed on November 1, 2024).

10.34
Form of Commercial Paper Dealer Agreement between the Company, as issuer, and the applicable Dealer party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 6, 2024.

10.35
At Market Issuance Sales Agreement, dated May 13, 2020, by and between the Company, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.36
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.37
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.38
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.39
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.40
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

19.1*	Insider Trading Policies and Procedures of the Company
21.1*	List of subsidiaries of Hannon Armstrong Sustainable Infrastructure Capital, Inc.
23.1*	Consent of Ernst & Young LLP for Hannon Armstrong Sustainable Infrastructure Capital, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
97.1
Recovery Policy Relating to Erroneously Awarded Incentive Compensation of the Company (incorporated by reference to Exhibit 97.1 on the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

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

HA SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 14, 2025	/s/ Jeffrey A. Lipson
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

Signatures		Title

By:	/s/ Jeffrey A. Lipson	President and Chief Executive Officer	February 14, 2025
	Jeffrey A. Lipson	(Principal Executive Officer)

By:	/s/ Marc T. Pangburn	Chief Financial Officer	February 14, 2025
	Marc T. Pangburn	and Executive Vice President
(Principal Financial Officer)

By:	/s/ Charles W. Melko	Chief Accounting Officer, Treasurer and	February 14, 2025
	Charles W. Melko	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Jeffrey W. Eckel	Executive Chair of the Board	February 14, 2025
Jeffrey W. Eckel

By:	/s/ Teresa M. Brenner		February 14, 2025
Teresa M. Brenner

By:	/s/ Lizabeth A. Ardisana		February 14, 2025
Lizabeth A. Ardisana

By:	/s/ Clarence D. Armbrister		February 14, 2025
Clarence D. Armbrister

By:	/s/ Nancy C. Floyd		February 14, 2025
Nancy C. Floyd

By:	/s/ Charles M. O’Neil		February 14, 2025
Charles M. O’Neil

By:	/s/ Richard J. Osborne	February 14, 2025
Richard J. Osborne

By:	/s/ Steven G. Osgood	February 14, 2025
Steven G. Osgood

By:	/s/ Kimberly A. Reed	February 14, 2025
Kimberly A. Reed