Form 10-K/A
period 2024-12-31
HA Sustainable Infrastructure Capital, Inc.
filed 2025-03-28
CIK 1561894

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
On March 26, 2025, the registrant had a total of 121,126,479 shares of common stock, $0.01 par value, outstanding (which includes 521,457 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA	PCAOB ID:	42

AMENDMENT NO. 1

EXPLANATORY NOTE

HA Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on February 14, 2025 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investment in Daggett Renewable Holdco LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the years ended December 31, 2024 and December 31, 2023, and that Lighthouse Renewable Holdco 2 LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2022. Since the financial statements as of and for the year ended December 31, 2024, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2024. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K, to include the following Exhibits:

•Exhibit 23.2 -- Consent of PricewaterhouseCoopers LLP for the consolidated financial statements of Daggett Renewable Holdco LLC
•Exhibit 23.3 -- Consent of PricewaterhouseCoopers LLP for the consolidated financial statements of Lighthouse Renewable Holdco 2 LLC
•Exhibit 23.4 -- Consent of Ernst & Young LLP for the consolidated financial statements of Daggett Renewable Holdco LLC
•Exhibit 23.5 -- Consent of Ernst & Young LLP for the consolidated financial statements of Lighthouse Renewable Holdco 2 LLC
•Exhibit 99.1 -- Consolidated financial statements as of December 31, 2024 and 2023 and the periods then ended of Daggett Renewable Holdco LLC
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 of Lighthouse Renewable Holdco 2 LLC and its subsidiaries
•Exhibit 99.3 -- Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable Holdco LLC
•Exhibit 99.4 -- Consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 of Lighthouse Renewable Holdco 2 LLC and its subsidiaries

This Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K (including its exhibits, except for Exhibits 31.1, 31.2, 32.1 and 32.2). Accordingly, this Form 10-K/A should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
3.1
Certificate of Incorporation of the Company, filed with the Secretary of Delaware on July 1, 2024 and effective, July 2, 2024 (incorporated by reference to Exhibit 3.1 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)

3.2	Bylaws of the Company effective July 2, 2024 (incorporated by reference to Exhibit 3.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)
4.1	Specimen Common Stock Certificate of the Company (incorporated by reference to Exhibit 99.3 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)
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

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
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
10.14
Employment Agreement, dated April  17, 2013, by and between the Company and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Nathaniel J. Rose (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.16
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Charles Melko (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.17
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, the Company and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.18
Employment Agreement, dated June 30, 2021, by and between the Company and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.19
Amended and Restated Employment Agreement, dated February 14, 2023, by and between the Company and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.20
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Marc Pangburn (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.21
Amended and Restated Employment Agreement, dated January 26, 2024, by and between the Company and Richard R. Santoroski (incorporated by reference to Exhibit 10.21 on the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024).

10.22
Amended and Restated Employment Agreement, dated February 15, 2024, by and between the Company and Jeffrey Eckel (incorporated by reference to Exhibit 10.22 on the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

10.23
Employment Agreement, Dated April 15, 2024, by and between the Company and Viral Amin (incorporated by reference to Exhibit 10.5 on the Registrant’s Form 10-Q for the quarter ended March 31, 2024 (No. 001-35877) filed on May 8, 2024).

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

10.35
At Market Issuance Sales Agreement, dated May 13, 2020, by and between the Company, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.36
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.37
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.38
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.39
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.40
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

19.1
Insider Trading Policies and Procedures of the Company (incorporated by reference to Exhibit 19.1 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877) filed on February 14, 2025)

21.1
List of subsidiaries of HA Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877) filed on February 14, 2025)

23.1
Consent of Ernst & Young LLP for HA Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877) filed on February 14, 2025)

23.2*	Consent of PricewaterhouseCoopers LLP for Daggett Renewable HoldCo LLC
23.3*	Consent of PricewaterhouseCoopers LLP for Lighthouse Renewable HoldCo 2 LLC
23.4*	Consent of Ernst & Young LLP for Daggett Renewable HoldCo LLC
23.5*	Consent of Ernst & Young LLP for Lighthouse Renewable HoldCo 2 LLC
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
97.1
Recovery Policy Relating to Erroneously Awarded Incentive Compensation of the Company (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K for the period ended December 31, 2023 (No. 001-35877) filed on February 16, 2024)

99.1*	Consolidated financial statements as of December 31, 2024 and 2023 and the period then ended of Daggett Renewable HoldCo LLC
99.2*	Consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 of Lighthouse Renewable HoldCo 2 LLC and its subsidiaries
99.3*	Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable HoldCo LLC
99.4*	Consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 of Lighthouse Renewable HoldCo 2 LLC and its subsidiaries
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K for the period ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K for the period ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K for the period ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K for the period ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HA SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 28, 2025	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President