Form 10-Q
period 2025-03-31
HA Sustainable Infrastructure Capital, Inc.
filed 2025-05-08
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 121,446,364 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2025 (which includes 514,579 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024 (collectively, our “2024 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$67,390	$129,758
Equity method investments	3,993,054	3,612,394
Receivables, net of allowance of $54 million and $50 million, respectively	2,961,388	2,895,837
Receivables held-for-sale	92,280	75,556
Real estate	2,981	2,984
Investments	7,006	6,818
Securitization assets, net of allowance of $3 million and $3 million, respectively	264,829	248,688
Other assets	87,033	108,210
Total Assets	$7,475,961	$7,080,245
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$282,591	$275,639
Credit facilities	995	1,001
Commercial paper notes	430,417	100,057
Term loans payable	403,049	407,978
Non-recourse debt (secured by assets of $300 million and $307 million, respectively)	125,213	131,589
Senior unsecured notes	3,144,617	3,139,363
Convertible notes	618,335	619,543
Total Liabilities	5,005,217	4,675,170
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 120,708,587 and 118,960,353 shares issued and outstanding, respectively	1,207	1,190
Additional paid-in capital	2,646,415	2,592,964
Accumulated deficit	(291,895)	(297,499)
Accumulated other comprehensive income (loss)	37,675	40,101
Non-controlling interest	77,342	68,319
Total Stockholders’ Equity	2,470,744	2,405,075
Total Liabilities and Stockholders’ Equity	$7,475,961	$7,080,245

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenue
Interest income	$66,394	$68,692
Rental income	83	1,846
Gain on sale of assets	18,668	28,611
Securitization asset income	6,999	4,898
Other income	4,797	1,769
Total revenue	96,941	105,816
Expenses
Interest expense	64,677	61,872
Provision (benefit) for loss on receivables and securitization assets	3,812	2,022
Compensation and benefits	24,980	20,676
General and administrative	9,378	9,053
Total expenses	102,847	93,623
Income (loss) before equity method investments	(5,906)	12,193
Income (loss) from equity method investments	87,989	158,550
Income (loss) before income taxes	82,083	170,743
Income tax (expense) benefit	(23,898)	(46,195)
Net income (loss)	$58,185	$124,548
Net income (loss) attributable to non-controlling interest holders	1,573	1,523
Net income (loss) attributable to controlling stockholders	$56,612	$123,025
Basic earnings (loss) per common share	$0.47	$1.08
Diluted earnings (loss) per common share	$0.44	$0.98
Weighted average common shares outstanding—basic	119,381,781	112,617,809
Weighted average common shares outstanding—diluted	137,956,858	130,998,775
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$58,185	$124,548
Unrealized gain (loss) on available-for-sale securities and securitization assets, net of tax benefit (provision) of $(1.9) million for the three months ended March 31, 2025 and $1.7 million for the three months ended March 31, 2024	5,430	(5,088)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $2.7 million for the three months ended March 31, 2025 and $(7.1) million for the three months ended March 31, 2024	(7,895)	21,231
Comprehensive income (loss)	55,720	140,691
Less: Comprehensive income (loss) attributable to non-controlling interest holders	1,533	1,720
Comprehensive income (loss) attributable to controlling stockholders	$54,187	$138,971

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	56,612	—	1,573	58,185
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	5,343	87	5,430
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(7,769)	(126)	(7,895)
Issued shares of common stock	1,729	17	49,450	—	—	—	49,467
Equity-based compensation	—	—	1,297	—	—	8,527	9,824
Issuance (repurchase) of vested equity-based compensation shares	20	—	(393)	—	—	—	(393)
Other	—	—	3,097	—	—	—	3,097
Dividends and distributions	—	—	—	(51,008)	—	(1,038)	(52,046)
Balance at March 31, 2025	120,709	$1,207	$2,646,415	$(291,895)	$37,675	$77,342	$2,470,744

Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	123,025	—	1,523	124,548
Unrealized gain (loss) on available-for-sale securities and securitization assets	—	—	—	—	(5,025)	(63)	(5,088)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	20,971	260	21,231
Issued shares of common stock	1,293	13	32,830	—	—	—	32,843
Equity-based compensation	—	—	936	—	—	5,666	6,602
Issuance (repurchase) of vested equity-based compensation shares	9	—	(158)	—	—	—	(158)
Dividends and distributions	—	—	—	(47,309)	—	(879)	(48,188)
Balance at March 31, 2024	113,476	$1,135	$2,415,118	$(227,820)	$29,111	$55,871	$2,273,415

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$58,185	$124,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables	3,812	2,022
Depreciation and amortization	167	340
Amortization of financing costs	4,147	4,012
Equity-based compensation	9,825	6,601
Equity method investments	(69,491)	(145,900)
Non-cash gain on securitization	(5,347)	(32,342)
(Gain) loss on sale of receivables and investments	—	9,869
Changes in receivables held-for-sale	(23,719)	3
Changes in accounts payable and accrued expenses	8,534	59,123
Change in accrued interest on receivables and investments	(20,810)	(17,709)
Other	(2,424)	10,364
Net cash provided by (used in) operating activities	(37,121)	20,931
Cash flows from investing activities
Equity method investments	(247,714)	(127,422)
Equity method investment distributions received	7,642	3,762
Purchases of and investments in receivables	(137,596)	(230,885)
Principal collections from receivables	40,455	141,594
Proceeds from sales of receivables	8,344	24,769
Proceeds from sale of real estate	—	115,767
Collateral provided to hedge counterparties	(1,060)	—
Collateral received from hedge counterparties	3,050	2,920
Other	3,214	(450)
Net cash provided by (used in) investing activities	(323,665)	(69,945)
Cash flows from financing activities
Proceeds from credit facilities	25,000	250,000
Principal payments on credit facilities	(25,000)	(450,000)
Principal payments on term loan	(5,437)	(35,339)
Proceeds from issuance of non-recourse debt	—	94,000
Principal payments on non-recourse debt	(4,348)	(68,910)
Proceeds from (repayments of) commercial paper notes	331,000	35,000
Proceeds from issuance of senior unsecured notes	—	205,500
Net proceeds of common stock issuances	46,614	30,386
Payments of dividends and distributions	(50,397)	(45,093)
Withholdings on employee share vesting	(393)	(157)
Payment of financing costs	(634)	(7,498)
Collateral provided to hedge counterparties	(45,270)	(24,900)
Collateral received from hedge counterparties	27,000	69,000
Other	(3,860)	(725)
Net cash provided by (used in) financing activities	294,275	51,264
Increase (decrease) in cash, cash equivalents, and restricted cash	(66,511)	2,250
Cash, cash equivalents, and restricted cash at beginning of period	150,156	75,082
Cash, cash equivalents, and restricted cash at end of period	$83,645	$77,332
Interest paid	$61,963	$33,207
Supplemental disclosure of non-cash activity
Residual assets retained from securitization transactions	$7,313	$6,715
Equity method investments retained from securitization and deconsolidation transactions	—	32,564
Deconsolidation of non-recourse debt	—	51,233
Deconsolidation of assets pledged for non-recourse debt	—	51,761
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2025

1.The Company
HA Sustainable Infrastructure Capital, Inc. (the “Company”), actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take various forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We generate net investment income from our portfolio, and fees through gain-on-sale securitization transactions, asset management and servicing, broker/dealer and other services. We also generate recurring income through our residual ownership in securitization and syndication structures.
The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.” We refer to the income-producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes equity investments in either preferred or common structures in unconsolidated entities, receivables, and debt securities. We finance our business through cash on hand, secured and unsecured debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization or syndication structures.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Our equity investments are accounted for under the equity method of accounting. Under the equity method of accounting, the carrying value of these equity method investments is determined based on amounts we invested, adjusted for earnings or losses of the investee allocated to us based on the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events or liquidation are considered substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, as well as receivables from or guarantees made to the same investee.
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
Receivables
Receivables include project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we intend to sell at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. We may enter into real estate transactions which may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our receivables as described herein.
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
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves held by the project, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period.
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
We record compensation expense for grants made in accordance with ASC 718, Compensation-Stock Compensation. We record compensation expense for unvested grants that vest solely based on service conditions on a straight-line basis over the vesting period of the entire award based upon the fair market value of the grant on the date of grant. Fair market value for restricted common stock is based on our share price on the date of grant. For awards where the vesting is contingent upon achievement of certain performance targets, compensation expense is measured based on the fair market value on the grant date and is recorded over the requisite service period (which includes the performance period). Actual performance results at the end of the performance period determines the number of shares that will ultimately be awarded. We have also issued awards where the vesting is contingent upon service being provided for a defined period and certain market conditions being met. The fair value of these awards, as measured at the grant date, is recognized over the requisite service period, even if the market conditions are not met. The grant date fair value of these awards is developed by an independent appraiser using a Monte Carlo simulation. Forfeitures of unvested awards are recognized as they occur.
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
Earnings Per Share
We compute earnings per share of common stock in accordance with ASC 260, Earnings Per Share. Basic earnings per share is calculated by dividing net income attributable to controlling stockholders (after consideration of the earnings allocated to unvested grants, if applicable) by the weighted-average number of shares of common stock outstanding during the period excluding the weighted average number of unvested grants, if applicable (“participating securities” as defined in Note 12 to our financial statements).
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
Segment Reporting
We manage our business as a single portfolio which we originate from a single pipeline, and accordingly we report all of our activities as one reportable segment. Our single reportable segment generates net investment and equity method investment income through investments in energy transition assets and infrastructure projects, as well as revenue through the gain on sale of assets and recurring asset management fees. The consolidated financial statements presented herein reflect the activities of our single reportable segment, and the accounting policies of our single reportable segment are those found here in this Note 2. Our chief operating decision maker (“CODM”) is our chief executive officer.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before May 8, 2025, and effective after March 31, 2025, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2025 and December 31, 2024, only our residual assets related to our securitization trusts, our derivatives, and our investments were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of March 31, 2025
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,791	$2,961	Level 3
Receivables held-for-sale	103	92	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	265	265	Level 3
Derivative assets	39	39	Level 2
Liabilities (3)
Commercial paper notes	430	430	Level 3
Term loans payable	409	409	Level 3
Non-recourse debt	128	129	Level 3
Senior unsecured notes	3,117	3,166	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	220	220	Level 2
2028 Exchangeable Senior Notes	498	404	Level 2
Total Convertible Notes	718	624
Derivative liabilities	6	6	Level 2
(1)The amortized cost of our investments as of March 31, 2025, was $8 million.
(2)Included in securitization assets on the consolidated balance sheet. The amortized cost of our securitization residual assets net of allowance for credit losses as of March 31, 2025 was $310 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,700	$2,896	Level 3
Receivables held-for-sale	79	76	Level 3
Investments (1)	7	7	Level 3
Securitization residual assets (2)	249	249	Level 3
Derivative assets	72	72	Level 2
Liabilities (3)
Credit facilities	$1	$1	Level 3
Commercial paper notes	100	100	Level 3
Term loan facilities	415	415	Level 3
Non-recourse debt	132	136	Level 3
Senior unsecured notes	3,098	3,162	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	214	218	Level 2
2028 Exchangeable Senior Notes	470	408	Level 2
Total Convertible Notes	684	626
Derivative liabilities	3	3	Level 2
(1)    The amortized cost of our investments as of December 31, 2024, was $8 million.
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

Securitization residual assets
The following table reconciles the beginning and ending balances for our Level 3 securitization residual assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended March 31,
	2025	2024
	(in millions)
Balance, beginning of period	$249	$219
Accretion of securitization residual assets	5	4
Additions to securitization residual assets	7	7
Collections of securitization residual assets	(3)	(3)
Unrealized gains (losses) on securitization residual assets recorded in OCI	7	(7)
Provision for loss on securitization residual assets	—	—
Balance, end of period	$265	$220

We had the following securitization residual assets in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
March 31, 2025	$46	$159	$2	$48	19	71
December 31, 2024	67	152	4	52	28	69
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these investments until a recovery of fair value.
In determining the fair value of our securitization residual assets, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of March 31, 2025 and 1% to 6% as of December 31, 2024. The weighted average discount rates used to determine the fair value of our securitization residual assets as of March 31, 2025 and December 31, 2024 were 6.9% and 7.3%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2025	December 31, 2024
	(in millions)
Cash deposits	$67	$130
Restricted cash deposits (included in other assets)	17	20
Total cash deposits	$84	$150
Amount of cash deposits in excess of amounts federally insured	$81	$148
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the three months ended March 31, 2025 or March 31, 2024.

We have also granted to members of our leadership team and directors LTIP Units pursuant to our equity incentive plans. LTIP Units issued to employees are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the second amended and restated agreement of limited partnership of the Operating Partnership (the “OP Agreement”) provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our financial statements in this Form 10-Q.
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended March 31,
	2025	2024
	(in millions)
Gains on securitizations	$20	$29
Cost of financial assets securitized	194	459
Proceeds from securitizations	214	488
Cash received from residual and servicing assets	4	3
In connection with securitization transactions, we typically retain servicing responsibilities and residual assets. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Included in securitization assets in our consolidated balance sheets are our servicing assets at amortized cost and our residual assets at fair value. Our residual assets are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our securitization assets representing these residual interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.8% to 7.0% for the three months ended March 31, 2025.
As of March 31, 2025 and December 31, 2024, our managed assets totaled $14.5 billion and $13.7 billion, respectively, of which $7.4 billion and $7.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of March 31, 2025 and December 31, 2024, the securitization trusts held $6.4 billion and $6.2 billion, respectively, of notes due to investors.

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

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$3
Provision for loss on securitization assets	—	—	—	—
Ending balance	$—	$3	$—	$3

As of March 31, 2025, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 47% of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency. The remainder of our securitization residual assets are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings.
6.Our Portfolio
As of March 31, 2025, our Portfolio included approximately $7.1 billion of equity method investments, receivables, real estate and investments on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and investments are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
In developing and evaluating performance against our credit criteria, we consider a number of qualitative and quantitative criteria which may include a project’s operating results, loan-to-value ratio, any cash reserves, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, the financial and operating capability of the borrower, its sponsors or the obligor as well as any guarantors and the project’s collateral value. In addition, we consider the overall economic environment, the sectors in which we invest, the effect of local, industry and broader economic factors, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions.

The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2025, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2025	$2	$—	$—	$—	$2
2024	66	—	—	—	66
2023	997	—	—	—	997
2022	965	—	—	—	965
2021	296	—	—	—	296
2020	175	—	—	—	175
Prior to 2020	481	33	—	—	514
Total receivables held-for-investment	2,982	33	—	—	3,015
Less: Allowance for loss on receivables	(54)	—	—	—	(54)
Net receivables held-for-investment	2,928	33	—	—	2,961
Receivables held-for-sale	54	38	—	—	92
Investments	5	2	—	—	7
Real estate	3	—	—	—	3
Equity method investments (5)	3,960	—	33	—	3,993
Total	$6,950	$73	$33	$—	$7,056
Percent of Portfolio	99%	1%	—%	—%	100%

(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Receivables or investments in this category are placed on non-accrual status.
(4)Receivable vintage refers to the period in which the relevant agreement is signed, and a given vintage may contain advances made in periods subsequent to the period in which the agreement was signed.
(5)Some of the individual projects included in portfolios that make up our equity method investments have government off-takers. As they are part of large portfolios, they are not classified separately.

Receivables
As of March 31, 2025, our allowance for losses on receivables was $54 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended March 31, 2025, we increased our reserve by approximately $4 million, driven primarily by changes in macroeconomic assumptions used to predict future credit losses.

Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	2,982	418	54	2,911	545	50
Government (2)	$33	$—	$—	$35	$—	$—
Total	$3,015	$418	$54	$2,946	$545	$50
(1)As of March 31, 2025, this category of assets includes $1.5 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $54 million allowance on these $3.0 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of March 31, 2025, our government receivables include $6 million of U.S. federal government transactions and $27 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2025		Three months ended March 31, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$50
Provision for loss on receivables	—	4	—	2
Ending balance	$—	$54	$—	$52
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,015	$43	$1,122	$761	$1,089
Weighted average yield by period	8.7%	6.4%	8.9%	9.2%	8.2%
Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments.

As of March 31, 2025, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$629
CarbonCount Holdings 1 LLC	506
Daggett Renewable HoldCo LLC	417
Lighthouse Renewable HoldCo 2 LLC	353
Other equity method investments	2,088
Total equity method investments	$3,993
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. Through March 31, 2025, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $98 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through March 31, 2025, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility off-takers.
Daggett is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Daggett, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of each investment are achieved. Subject to customary exceptions, no member can transfer any of its equity ownership in Daggett to a third party without approval of the review committee of Daggett. We use the equity method of accounting to account for our preferred equity interest in Daggett, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Lighthouse Renewables HoldCo 2 LLC
We have preferred equity interests in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse 2 of approximately $420 million through March 31, 2025. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $19 million in working capital loans to Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university offtakers.
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
CCH1 has been formed as a Delaware limited liability company. HASI CarbonCount and KKR Hoops have each committed $1 billion to CCH1 to be invested in eligible assets during an 18 month investment period, which was extended to 30 months in May 2025. In addition, HASI, through its indirect subsidiaries, HASI Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement’) to provide certain services to CCH1.
CCH1 is governed by a board of directors (“the Board”) currently composed of four directors, two of whom are appointed by us and two of whom are appointed by KKR Hoops. Actions of the Board generally require the affirmative vote of at least three out of four directors. Pursuant to the service agreement, the Board has delegated to the Service Providers certain rights and powers to manage the day-to-day business and affairs of CCH1, while retaining control over the significant decision making of CCH1. We account for our investment in CCH1 as an equity method investment.
The Broker-Dealer sources investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI is obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the Board until either joint venture party’s commitment has been fully invested or upon the date that the 30-month investment period described above expires or is earlier terminated. The investment criteria under the Services Agreement includes investment opportunities that we would typically have originated on our balance sheet.
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
To date, both we and KKR have each funded $503 million of our individual $1 billion commitment amount. As of March 31, 2025, CCH1 contains $989 million book value in assets, 84% of which are receivables. While we do not recognize our income from CCH1 in arrears, CCH1 will recognize income from its equity method investees one quarter in arrears to allow for its receipt of financial information.

Other Related Party Transactions
Of our receivables, approximately $813 million are loans made to entities in which we also have non-controlling equity investments of approximately $1.2 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and investments in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(in millions)
Interest income from related party loans	$19	$21
Additional investments made in related party loans	46	61
Principal collected from related party loans	10	17
Interest collected from related party loans	17	17
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In the first quarter of 2025, we added two new lenders to the existing syndicate and increased the maximum outstanding borrowing amount of this facility to $1.55 billion. The maturity of the facility remains April 2028. As of March 31, 2025, there are no outstanding borrowings under the facility, and we have approximately $9 million of remaining unamortized financing costs associated with the unsecured revolving credit facility that have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of SOFR or prime rate plus applicable margins based on our current credit rating, which may also be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. The current applicable margins are 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, plus an additional 0.10%, before applying any adjustments for achieved levels of carbon emissions avoidance. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends we can declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
Credit-Enhanced Commercial Paper Note Program
We have a Green CarbonCount Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes at any time, with such notes supported by an irrevocable direct-pay letter of credit from Bank of America, N.A. (“Credit-Enhanced Commercial Paper Notes”). The capacity of the program allows for up to $125 million outstanding at any time, and the program matures in April 2026.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Notes. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of March 31, 2025, we have no Credit-Enhanced Commercial Paper Notes outstanding under the facility.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of March 31, 2025, we have no remaining unamortized financing costs associated with the Credit-enhanced commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
Standalone Commercial Paper Program
We issue unsecured short-term promissory notes pursuant to a CarbonCount Green Commercial Paper Program which are guaranteed by certain of our subsidiaries (“Standalone Commercial Paper Notes”). Standalone Commercial Paper Notes are issued at a discount based on market pricing, subject to broker fees of 0.05%. Standalone Commercial Paper Notes are not redeemable, are not subject to voluntary prepayment, and are not to exceed 367 days. Our board of directors has approved the issuance of up to $1 billion principal amount of Standalone Commercial Paper Notes at any given time. As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. The proceeds from our Standalone Commercial Paper Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
As of March 31, 2025, we had $431 million principal amount of Stand-alone Commercial Paper Notes outstanding, which bear an average borrowing cost of 5.23% and which mature in 2025.
Senior secured revolving credit agreement
In 2024, we entered into a senior secured revolving credit agreement with a maximum outstanding principal amount of $100 million which matures in 2029, under which we could pledge collateral to the facility in the form of certain qualifying land assets or assets secured by land. In 2025, we terminated the agreement in exchange for the lender joining the syndicate of lenders participating in our unsecured revolving credit facility.
8.Long-term Debt
Senior Unsecured Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). We are in compliance with all covenants as of March 31, 2025 and December 31, 2024. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

The following are summarized terms of the Senior Unsecured Notes as of March 31, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2026 Notes	1,000		June 15, 2026	3.375%	June 15 and December 15	March 15, 2026 (1)
2027 Notes	750	(3)	June 15, 2027	8.000%	June 15 and December 15	March 15, 2027 (2)
2030 Notes	375	(4)	September 15, 2030	3.750%	February 15 and August 15	N/A
2034 Notes	1,000	(5)	July 1, 2034	6.375%	July 1 and January 1	N/A
(1)Prior to this date, we may redeem, at our option, some or all of the 2026 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2026 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2026 Notes at par, plus accrued and unpaid interest though the redemption date.
(2)Prior to this date, we may redeem, at our option, some or all of the 2027 Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2027 Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Unsecured Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2027 Notes in whole or in part at a price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest though the redemption date.
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
(5)In the third quarter of 2024, we issued $700 million principal amount of 2034 Notes, which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. In December 2024, we issued an additional $300 million principal amount of 2034 Notes for gross proceeds of $300 million.
The following table presents a summary of the components of the Senior Unsecured Notes:

	March 31, 2025	December 31, 2024
	(in millions)
Principal	$3,125	$3,125
Accrued interest	45	41
Unamortized premium (discount)	(4)	(4)
Less: Unamortized financing costs	(21)	(23)
Carrying value of Senior Unsecured Notes	$3,145	$3,139
We recorded approximately $44 million in interest expense related to the Senior Unsecured Notes in the three months ended March 31, 2025 compared to approximately $34 million in the three months ended March 31, 2024.
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

The following are summarized terms of the Convertible Notes as of March 31, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$200	(2)	May 1, 2025	0.000%	N/A	17.8443	$56.04	3.6	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.9520	$27.06	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)Subsequent to March 31, 2025, we used $220 million in proceeds from our unsecured revolving line of credit to repay the 2025 Exchangeable Senior Notes.
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
We have issued $200 million of 0.00% Exchangeable Senior Notes due 2025 which are guaranteed by us and certain of our subsidiaries and may, under certain conditions, be exchangeable for our common stock. The notes accrete to a premium at maturity at an effective rate of 3.25% annually. The balance as of March 31, 2025 including accreted premium is $220 million. Subsequent to March 31, 2025, we used $220 million in proceeds from our unsecured revolving line of credit to repay the 2025 Exchangeable Senior Notes.
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
The following table presents a summary of the components of our Convertible Notes:

	March 31, 2025	December 31, 2024
	(in millions)
Principal	$603	$603
Accrued interest	1	6
Premium	20	18
Less: Unamortized financing costs	(6)	(7)
Carrying value of Convertible Notes	$618	$620

We recorded approximately $6 million in interest expense related to our Convertible Notes in the three months ended March 31, 2025 and 2024.

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
CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the Unsecured Term Loan Facility”) with a syndicate of banks which has an outstanding principal and accrued interest amount of $244 million. Principal amounts under the Unsecured Term Loan Facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of March 31, 2025, the applicable margin is 1.875% plus 0.10%, and the current interest rate is 6.25%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable monthly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. Loans under the Unsecured Term Loan Facility can be prepaid without penalty, and the facility matures in 2027.
Amounts which were due under the term loan facility as of March 31, 2025 are as follows:

Future maturities
(in millions)
April 1, 2025 to December 31, 2025	$9
2026	12
2027	223
Total	244
Less: Unamortized Financing Costs	(4)
Carrying Value	$240
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

Secured Term Loan
We have a secured term loan (“Secured Term Loan”) with a maturity date of January 2028, under which principal amounts bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The Secured Term Loan is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The Secured Term Loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The Secured Term Loan also includes customary events of default and remedies.
As of March 31, 2025, the outstanding principal and accrued interest balance is $165 million, the interest rate as of the last rate reset is 6.74%, and we have receivables, securitization assets, and equity method investments pledged with a carrying value of $414 million. Amounts which were due under the Secured Term Loan Facility as of March 31, 2025 are as follows:

Future maturities
(in millions)
April 1, 2025 to December 31, 2025	$8
2026	12
2027	11
2028	134
Total	165
Less: Unamortized Financing Costs	(2)
Carrying Value	$163
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2025	December 31, 2024	Interest Rate	Maturity Date		March 31, 2025	December 31, 2024	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	92	96	6.78%	July 2043	—	261	266	Equity method investments
Other non-recourse debt (1)	37	40	3.15% - 7.23%	2026 to 2032	17	39	41	Receivables
Unamortized financing costs	(4)	(4)
Non-recourse debt (2)	$125	$132
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $300 million and $307 million as of March 31, 2025 and December 31, 2024, respectively. These amounts include $16 million and $20 million of restricted cash pledged for debt service payments as of March 31, 2025 and December 31, 2024, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of March 31, 2025 and December 31, 2024.

We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of March 31, 2025, were as follows:

Future minimum maturities
(in millions)
April 1, 2025 to December 31, 2025	$7
2026	10
2027	14
2028	6
2029	10
2030	7
Thereafter	75
Total minimum maturities	$129
Unamortized financing costs	(4)
Total non-recourse debt	$125

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
Interest Rate Swaps
In connection with several of our long-term borrowings, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes we have entered into the following derivative transactions that are designated as cash flow hedges as of March 31, 2025:

Instrument type		Hedged Rate		Notional Value	Fair Value as of		Term of derivative and forecasted transactions
	Index				March 31, 2025	December 31, 2024
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200	$(2)	$3	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	16	24	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600	21	32	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(1)	250	—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(2)	167	(6)	(3)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375	4	11	June 2027 to June 2037
				$1,992	$33	67
(1)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(2)     Consists of three interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of March 31, 2025, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of March 31, 2025, we have posted $6 million of collateral, which is netted against the derivative liability included in accounts payable, accrued expenses, and other on our balance sheet. We hold $39 million of collateral posted by our counterparties, $35 million of which we have netted against the derivative asset which is included in other assets on our balance sheet, with the remainder being included in accounts payable, accrued expenses, and other. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2023	$1
Changes in fair value	95
Amounts released into interest expense	(10)
Ending Balance - December 31, 2024	$86
Changes in fair value	(34)
Amounts released into interest expense	(1)
Ending Balance - March 31, 2025	$51
The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three months ended March 31, 2025 and 2024, respectively. We expect a net benefit of approximately $1 million to be released out of AOCI into interest expense over the 12 months following March 31, 2025.

	Three months ended March 31,
	2025	2024
	(in thousands)
Interest expense	$64,677	$61,872
Benefit (expense) included in interest expense due to hedging activities	951	2,807
Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income.
Subsequent to March 31, 2025, we entered into forward-starting interest rate swaps with a notional value of $300 million to manage interest rate risk associated with future expected debt issuances. These swaps have a term of December 2025 to December 2035, are indexed to Overnight SOFR, and have a range of fixed rates between 3.46% and 3.59%.
9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2025, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of March 31, 2025, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of March 31, 2025, we have not been asked to perform under them.

We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in May 2025. As of March 31, 2025, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax expense of approximately $24 million and $46 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, our income tax expense was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 5% for 2025 and 4% for 2024.
11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2024 and 2025:

Announced Date	Record Date		Pay Date	Amount per share
2/15/2024	4/5/2024		4/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
8/1/2024	10/4/2024		10/18/2024	$0.415
11/7/2024	12/30/2024	(1)	01/10/2025	$0.415
2/13/2025	4/4/2025		04/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
(1) This dividend is treated as a distribution in the year following the record date for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. We have a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock during 2025 and 2024:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2024	ATM	1.193	$25.89	(2)	$31
Q2 2024	ATM	1.662	31.42	(2)	52
Q3 2024	ATM	3.040	32.55	(2)	98
Q4 2024	ATM	0.753	32.01	(2)	24
Q1 2025	ATM	1.629	29.07	(2)	47

(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2025 to 2029 subject to service, performance and market conditions. During the three months ended March 31, 2025, our board of directors awarded employees and directors 787,843 shares of restricted stock, restricted stock units and LTIP Units that vest from 2026 to 2029. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.
For the three months ended March 31, 2025 we recorded $10 million of stock based compensation compared to $7 million during the three months ended March 31, 2024. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $35 million as of March 31, 2025. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	232,837	26.96	6.3
Vested	(44,540)	36.98	(1.7)
Forfeited	(4,584)	27.55	(0.1)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	238,774	28.74	6.9
Vested	(32,088)	33.63	(1.1)
Forfeited	(4,610)	25.96	(0.1)
Ending Balance — March 31, 2025	521,456	$28.32	$14.8
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,912)	68.12	(1.1)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(988)	45.99	—
Forfeited	(20,308)	58.77	(1.2)
Ending Balance — March 31, 2025	57,446	$39.35	$2.3

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	477,074	$34.40	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	309,599	28.73	8.9
Vested	(137,892)	35.54	(4.9)
Forfeited	—	—	—
Ending Balance — March 31, 2025	732,678	$28.41	$20.9

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — March 31, 2025	529,793	$40.68	$21.6

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2025	247,759	$27.30	$6.8
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$56.6	$123.0
Less: Dividends and distributions on participating securities	(0.5)	(0.4)
Less: Undistributed earnings attributable to participating securities	—	(0.5)
Net income (loss) attributable to controlling stockholders — basic	56.1	122.1
Add: Interest expense related to Convertible Notes under the if-converted method	4.5	6.2
Add: Undistributed earnings attributable to participating securities	—	0.5
Net income (loss) attributable to controlling stockholders — dilutive	$60.6	$128.8

Denominator:
Weighted-average number of common shares — basic	119,381,781	112,617,809
Weighted-average number of common shares — diluted	137,956,858	130,998,775
Basic earnings per common share	$0.47	$1.08
Diluted earnings per common share	$0.44	$0.98

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,447,380	1,393,885

	As of March 31,
	2025	2024
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,254,135	982,670

	Three Months Ended March 31,
	2025	2024
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,254,135	982,670
Restricted stock units	57,446	80,438
LTIP Units with market-based vesting conditions	282,034	407,584
LTIP Units with performance-based vesting conditions	247,759	128,024
Potential shares of common stock related to Convertible Notes	—	—

13.    Equity Method Investments
As of March 31, 2025 and December 31, 2024, we had 46 and 47 investments, respectively, which we accounted for using the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of March 31, 2025 and December 31, 2024, we have accumulated other comprehensive income net of tax effect of $41 million and $23 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2024
Current assets	$113	$938	$1,051
Total assets	1,367	20,675	22,042
Current liabilities	5	1,409	1,414
Total liabilities	393	8,934	9,327
Members' equity	974	11,741	12,715
As of December 31, 2023
Current assets	—	965	965
Total assets	44	18,392	18,436
Current liabilities	1	904	905
Total liabilities	9	8,505	8,514
Members' equity	35	9,887	9,922
Income Statement
For the year ended December 31, 2024
Revenue	15	1,186	1,201
Income (loss) from continuing operations	1	(325)	(324)
Net income (loss)	1	(325)	(324)
For the year ended December 31, 2023
Revenue	—	1,184	1,184
Income (loss) from continuing operations	(1)	(60)	(61)
Net income (loss)	(1)	(60)	(61)
(1)Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partner and to which we refer in this Form 10-Q as our “Operating Partnership.” We invest in projects which, among others things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2024 (collectively, our “2024 Form 10-K”), that was filed with the SEC.
Our Business
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $14 billion in managed assets, our investment strategy is focused primarily on long-lived real assets that are supported by long-term recurring cash flows. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. In addition to Net Investment Income from our portfolio, we also generate gains-on-sale from securitization transactions, as well as ongoing fees from asset management and other services.
We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and a team of over 150 clean energy investment, operating, and technical professionals. We have long-standing relationships with some of the leading U.S. clean energy project developers, owners and operators, utilities, and energy service companies (“ESCOs”), which provide recurring, programmatic investment and fee-generating opportunities, while also enabling scale benefits and operational and transactional efficiencies.
Our investments are focused on three markets:
•Behind-the-Meter (“BTM”): distributed renewable energy projects which reduce energy cost and/or usage and increase resiliency through residential, commercial & industrial, and community solar power and energy storage deployments, as well as energy efficiency improvements such as heating, ventilation, and air conditioning systems (HVAC), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems. The off-taker or counterparty for BTM assets may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights;
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
•reliant upon proven commercial technologies; and
•originated by programmatic clients.

We completed approximately $706 million of transactions during the three months ended March 31, 2025, compared to approximately $562 million during the same period in 2024. As of March 31, 2025, pursuant to our strategy of holding transactions on our balance sheet, we held approximately $7.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2025, our Portfolio consisted of over 600 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of March 31, 2025, we managed approximately $7.4 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of March 31, 2025, we manage approximately $14.5 billion of assets which we refer to as our “Managed Assets”.
Our equity investments in energy transition assets and infrastructure projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements, or other real estate rights. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the ESCOs.
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
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We finance our business through cash on hand, debt which may be either unsecured or secured, with or without recourse, and either fixed-rate or floating-rate, or equity. We may also decide to finance such transactions through the use of off-balance sheet securitization, syndication, or co-investment structures. Our revolving line of credit and our commercial paper programs allow us flexibility with regards to the timing of long-term capital markets transactions. We manage the interest rate risk associated with debt issuances through hedging activities, including the use of interest rate swaps. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. We have an active strategic partnership with KKR where we have each committed to invest $1 billion into eligible projects, and we may consider further use of similar structures to allow us to expand the investments that we make or to manage our Portfolio diversification.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of March 31, 2025, our pipeline consisted of more than $5.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 49% is related to BTM assets and 30% is related to GC assets, with the remainder related to FTN.
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

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size and transaction mix of our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, and our ability to maintain our exemption from registration as an investment company under the 1940 Act. We provide a summary of the factors impacting our operating results in our 2024 Form 10-K under MD&A – Factors Impacting our Operating Results.
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2025. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under Topic 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under Item 7. MD&A—Critical Accounting Policies and Use of Estimates in our 2024 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $7.1 billion as of March 31, 2025 and included approximately $3.4 billion of BTM assets, approximately $2.7 billion of GC assets, and approximately $1.0 billion of FTN assets. Approximately 54% of our Portfolio consisted of unconsolidated equity investments in renewable energy related projects. Approximately 39% consisted of fixed-rate receivables and debt securities, which are classified as investments on our balance sheet, approximately 5% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 600 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of March 31, 2025.
The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2025:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 10.36% per annum	$378		2027
Fixed-rate receivables, interest rates less than 5.00% per annum	45		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	88		2025 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	1,013		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	1,072		2025 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	419		2025 to 2050
Receivables	3,015	(1)
Allowance for loss on receivables	(54)
Receivables, net of allowance	2,961
Fixed-rate investments, interest rates less than 5.00% per annum	7		2033 to 2047
Total receivables and investments	$2,968
(1)    Excludes receivables held for sale of $92 million.

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

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$66	$67
Average balance of receivables	$3,041	$3,189
Average interest rate of receivables	8.7%	8.5%
Interest income, investments	$—	$—
Average balance of investments	$8	$8
Average interest rate of investments	4.4%	10.5%
Rental income	$—	$2
Average balance of real estate	$3	$90
Average yield on real estate	11.1%	8.2%
Average balance of receivables, investments, and real estate	$3,052	$3,287
Average yield from receivables, investments, and real estate	8.7%	8.5%
Debt
Interest expense (1)	$64	$62
Average balance of debt	$4,555	$4,380
Average cost of debt	5.7%	5.7%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and investments as of March 31, 2025:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,015	$341	$1,294	$934	$446
Investments	7	1	1	3	2

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and investments and the weighted average yield for each range of maturities as of March 31, 2025,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2025,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our securitization assets relating to our securitization trusts, see Note 5 to our financial statements in this Form 10-Q. The securitization assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

	Three months ended March 31,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Interest income	$66,394	$68,692	$(2,298)	(3)%
Rental income	83	1,846	(1,763)	(96)%
Gain on sale of assets	18,668	28,611	(9,943)	(35)%
Securitization asset income	6,999	4,898	2,101	43%
Other Income	4,797	1,769	3,028	171%
Total Revenue	96,941	105,816	(8,875)	(8)%
Expenses
Interest expense	64,677	61,872	2,805	5%
Provision for loss on receivables and securitization assets	3,812	2,022	1,790	89%
Compensation and benefits	24,980	20,676	4,304	21%
General and administrative	9,378	9,053	325	4%
Total expenses	102,847	93,623	9,224	10%
Income (loss) before equity method investments	(5,906)	12,193	(18,099)	(148)%
Income (loss) from equity method investments	87,989	158,550	(70,561)	(45)%
Income (loss) before income taxes	82,083	170,743	(88,660)	(52)%
Income tax (expense) benefit	(23,898)	(46,195)	22,297	(48)%
Net income (loss)	$58,185	$124,548	$(66,363)	(53)%

•Net income decreased by $66 million due to a decrease in revenue of $9 million, a decrease in income from equity method investments of $71 million and an increase in total expenses of $9 million, partially offset by a $22 million decrease in income tax expense.
•Total revenue decreased by $9 million due to a $10 million decrease in gain on sale income, the result of a change in the mix and volume of assets being securitized. Interest income decreased by $2 million due to a lower outstanding balance due to the contribution of receivables to a co-investment structure. Other income increased by $3 million due to fees recognized on the origination of assets within a co-investment structure.
•Interest expense increased by $3 million primarily due to a larger average outstanding debt balance. We recorded a $4 million provision for loss on receivables and securitization assets, driven primarily by changes in macroeconomic assumptions used to predict future credit losses.
•Compensation and benefits expenses increased by $4 million primarily due to the acceleration of share-based compensation related to those employees who met the age and years of service criteria of our retirement policy in the current period.
•Income (loss) from equity method investments using HLBV allocations decreased by $71 million primarily due to (a) lower mark-to-market income compared to the prior period related to power purchase agreements held by certain of the projects in which we have invested, (b) increased income tax expense recognized by an equity method investee in the current period, offset by (c) higher allocations in the current period of income related to tax credits allocated to other investors in solar projects.
•Income tax expense decreased by $22 million primarily due to lower pre-tax book income.

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
Adjusted Earnings
We calculate adjusted earnings as GAAP net income (loss) excluding non-cash equity expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, or non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our adjusted earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, adjusted earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
Certain of our equity method investments in renewable energy and energy efficiency projects are structured using typical partnership “flip” structures where the investors with cash distribution preferences receive a pre-negotiated return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Once this preferred return is achieved, the partnership “flips” and the common equity investor, often the operator or sponsor of the project, receives more of the cash flows through its equity interests while the previously preferred investors retain an ongoing residual interest. We have made investments in both the preferred and common equity of these structures. Given our equity method investments are in project companies, they typically have a finite expected life. We typically negotiate the purchase prices of our equity investments based on our underwritten project cash flows discounted back to a net present value, based on a target investment rate, with the cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive, typically based on the negotiated profit and loss allocation, if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The HLBV allocations of income or loss may be impacted by the receipt of tax attributes, as tax equity investors are allocated losses in proportion to the tax benefits received, while the sponsors of the project are allocated gains of a similar amount. The investment tax credit available for election in solar projects is a one-time credit realized in the quarter when the project is considered operational for tax purposes and is fully allocated under HLBV in that period (subject to an impairment test), while the production tax credit required for wind projects and electable for solar projects is a ten year credit and thus is allocated under HLBV over a ten year period. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations in a given period. We also consider the impact of any OTTI in determining our income from equity method investments.
The cash distributions for those equity method investments where we apply HLBV are segregated into a return on and return of capital on our cash flow statement based on the cumulative income (loss) that has been allocated using the HLBV method. However, as a result of the application of the HLBV method, including the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations, the distributions and thus the economic returns (i.e. return on capital) achieved from the investment are often significantly different from the income or loss that is allocated to us under the HLBV method in any one period. Thus, in calculating adjusted earnings, for certain of these investments where there are characteristics as described above, we further adjust GAAP net income (loss) to take into account our calculation of the return on capital based upon the underwritten investment rate as adjusted to reflect the performance of the project and the cash distributed. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our adjusted earnings measure is an important supplement to the income (loss) from equity method investments as determined under GAAP for an investor to understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,
	2025	2024
	(in millions)
Income (loss) under GAAP	$88	$159

Collections of Adjusted earnings	$20	$13
Return of Capital	6	3
Cash collected	$26	$16
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
The table below provides a reconciliation of our GAAP net income (loss) to adjusted earnings for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$56,612	$0.44	$123,025	$0.98
Adjustments:
Reverse GAAP (income) loss from equity method investments	(87,989)		(158,550)
Equity method investments earnings adjustment (2)	69,863		55,462
Elimination of proportionate share of fees earned from co-investment structures (3)	(2,703)		—
Equity-based expenses	12,678		9,058
Provision for loss on receivables (4)	3,812		2,022
Loss (gain) on debt modification or extinguishment	321		—
Amortization of intangibles	2		171
Non-cash provision (benefit) for income taxes	23,898		46,195
Current year earnings attributable to non-controlling interest	1,573		1,523
Adjusted earnings	$78,067	$0.64	$78,906	$0.68
Shares for adjusted earnings per share (5)	122,613,563		115,400,151
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
(4)In addition to these provisions, in the three months ended March 31, 2024, we concluded that an equity method investment, along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with this investment is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
(5)Shares used to calculate adjusted earnings per share represent the weighted average number of shares outstanding including our issued unrestricted common shares, restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we will assess the market characteristics around the instrument to determine if it is more akin to debt or equity based on the value of the underlying shares compared to the conversion price. If the instrument is more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls in assessing whether an instrument is equity-like or debt-like.
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
The following is a reconciliation of our GAAP-based net investment income to our adjusted net investment income:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest income	$66,394	$68,692
Rental income	83	1,846
GAAP-based investment revenue	66,477	70,538
Interest expense	64,677	61,872
GAAP-based net investment income	1,800	8,666
Equity method earnings adjustment	69,863	55,462
Loss (gain) on debt modification or extinguishment	321	—
Amortization of real estate intangibles	2	171
Adjusted net investment income	$71,986	$64,299

Managed Assets
We consolidate assets on our balance sheet, securitize assets off-balance sheet, and manage assets in which we coinvest with other parties via equity method investments. Therefore, certain of our receivables and other assets are not reflected on our balance sheet where we may have a residual interest in the performance of the investment, such as a retained interest in cash flows. Thus, we present our investments on a non-GAAP “Managed Assets” basis. We believe that our Managed Asset information is useful to investors because it portrays the amount of both on- and off-balance sheet assets that we manage, which enables investors to understand and evaluate the credit performance associated with our portfolio of receivables, equity investments and residual assets in off-balance sheet assets. Our management also uses Managed Assets in this way. Our non-GAAP Managed Assets measure may not be comparable to similarly titled measures used by other companies.

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	March 31, 2025	December 31, 2024
	(in millions)
Equity method investments	$3,993	$3,612
Receivables, net of allowance	2,961	2,896
Receivables held-for sale	92	76
Real estate	3	3
Investments	7	7
GAAP-based Portfolio	7,056	6,594
Assets held in securitization trusts	6,946	6,809
Assets held in co-investment structures (1)	494	$300
Managed Assets	$14,496	$13,703
(1)Total assets in co-investment structures are $989 million as of March 31, 2025. Not included in this amount is an additional $225 million related to closed transactions not yet funded as of March 31, 2025.
Adjusted Cash from Operations plus Other Portfolio Collections
We operate our business in a manner that considers total cash collected from our portfolio, reduced by necessary operating and debt service payments to assess the amount of cash we have available to fund dividends and investments. We believe that the aggregate of these items, which combine as a non-GAAP financial measure titled Adjusted Cash from Operations plus Other Portfolio Collections, is a useful measure of the liquidity we have available from our assets to fund both new investments and our regular quarterly dividends. This non-GAAP financial measure may not be comparable to similarly titled or other similar measures used by other companies. Although there is also not a directly comparable GAAP measure that demonstrates how we consider cash available for dividend payment, below is a reconciliation of this measure to Net cash provided by operating activities.
Adjusted Cash from Operations plus Other Portfolio Collections also differs from Net cash provided by (used in) investing activities in that it excludes many of the uses of cash used in our investing activities such as Equity method investments, Purchases of and investments in receivables, Purchases of investments, and Collateral provided to and received from hedge counterparties. In addition, Adjusted Cash from Operations plus Other Portfolio Collections is not comparable to Net cash provided by (used in) financing activities in that it excludes many of our financing activities such as proceeds from common stock issuances and borrowings and repayments of unsecured debt. We evaluate Adjusted Cash from Operations plus Other Portfolio Collections on a trailing twelve month (“TTM”) basis, as cash collections during any one quarter may not be comparable to other single quarters due to, among other reasons, the seasonality of projects operations and the timing of disbursement and payment dates. Cash available for reinvestment is a non-GAAP measure which is calculated as Adjusted Cash from Operations Plus Other Portfolio Collections less dividend and distribution payments made during the period. We believe Cash available for reinvestment is useful as a measure of our ability to make incremental investments from reinvested capital after factoring in all necessary cash outflows to operate the business. Management uses Cash available for reinvestment in this way, and we believe that our investors use it in a similar fashion.

			Plus:	Less:
	For the year ended,	For the year ended,	For the three months ended,	For the three months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025
	(in thousands)
Net cash provided by operating activities	$99,689	$5,852	$(37,121)	$20,931	$(52,200)
Changes in receivables held-for-sale	(51,538)	29,273	23,719	(3)	52,995
Equity method investment distributions received (1)	30,140	39,142	7,642	3,762	43,022
Proceeds from sales of equity method investments	—	9,472	—	—	9,472
Principal collections from receivables	197,784	600,652	40,455	141,594	499,513

Proceeds from sales of receivables	7,634	171,991	8,344	24,769	155,566
Proceeds from sales of land	—	115,767	—	115,767	—
Principal collections from investments (2)	3,805	47	4	—	51
Proceeds from the sale of a previously consolidated VIE (2)	—	5,478	—	—	5,478
Proceeds from sales of investments and securitization assets	—	5,390	—	—	5,390
Principal payments on non-recourse debt	(21,606)	(72,989)	(4,348)	(68,910)	(8,427)
Adjusted Cash from Operations plus Other Portfolio Collections	265,908	910,075	38,695	237,910	710,860
Less: Dividends	(159,786)	(192,269)	(50,397)	(45,093)	(197,573)
Cash Available for Reinvestment	$106,122	$717,806	$(11,702)	$192,817	$513,287
(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statement of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the three months ended,	For the three months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	March 31, 2025	March 31, 2024	March 31, 2025
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	442,322	891,250	111,249	208,907	793,592
Cash collected from sale of assets (1)	34,034	325,051	21,665	146,674	200,042
Cash used for compensation and benefit expenses and general and administrative expenses	(78,681)	(85,519)	(36,294)	(30,430)	(91,383)
Interest paid (2)	(138,418)	(172,679)	(61,963)	(33,207)	(201,435)
Securitization asset and other income	26,506	33,044	9,474	6,757	35,761
Principal payments on non-recourse debt	(21,606)	(72,989)	(4,348)	(68,910)	(8,427)
Other	1,751	(8,083)	(1,088)	8,119	(17,290)
Adjusted Cash from Operations plus Other Portfolio Collections	$265,908	$910,075	$38,695	$237,910	$710,860
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2)    For the year ended December 31, 2024, and the TTM ended March 31, 2025, interest paid includes a $20 million benefit from the settlement of a derivative which was designated as a cash flow hedge.

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
Our Portfolio totaled approximately $7.1 billion as of March 31, 2025. Unlevered portfolio yield was 8.3% as of March 31, 2025 and 8.3% as of December 31, 2024. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of March 31, 2025.
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten year period ending March 31, 2025. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and investments. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of March 31, 2025 is:

Average Annual Recognized Loss (GAAP) on Managed Assets	0.12%
Average Annual Realized Loss on Managed Assets	0.07%
Liquidity and Capital Resources
Liquidity is a measure of our available cash and committed short term borrowing capacity. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, cash proceeds from asset sales and securitizations, fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include funding investments, operating expenses (including cash compensation), interest and principal payments on our debt, and stockholder dividends and limited partner distributions.
We typically pay our operating expenses, our debt service, and dividends from collections on our Portfolio and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with secured or unsecured debt, equity and off-balance sheet securitization or co-investment structures.
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of March 31, 2025
(in millions)
Unrestricted cash	$67
Unused capacity under our unsecured revolving credit facility (1)	1,110
Unused capacity under our Credit-enhanced Commercial Paper Program	125
Total liquidity	$1,302
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. As of March 31, 2025, that reserved capacity was $431 million, and we have presented the capacity under our unsecured revolving credit facility of $1,541 million as reduced by that amount.

Capital markets activity during the three months ended March 31, 2025
During the three months ended March 31, 2025, we increased the available capacity available under our unsecured revolving credit facility to $1.55 billion, adding two additional banks. We also issued $47 million in equity.
As discussed in Note 8 to our financial statements in this Form 10-Q, we entered into a strategic partnership with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each have committed to invest $1 billion in eligible projects over an 18 month period, of which $497 million remains to be funded by each of us as of March 31, 2025. The commitment period was extended to 30 months in May 2025.
Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity of our Commercial Paper Notes, Senior Unsecured Notes, Convertible Notes, and term loan facilities. We also have maturities related to our non-recourse debt. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
As of March 31, 2025, the maturity profile of our long-term recourse debt obligations is shown in the table below. Amounts exclude $431 million principal amount of commercial paper notes which mature in 2025, as we have reserved capacity under our credit facility for such amounts as described above.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
Senior Unsecured Notes
Convertible Notes (1)
Term Loans

(1)    The Convertible Notes due in 2025 were repaid subsequent to March 31, 2025 with proceeds from our unsecured revolving credit facility.
Additional borrowings and financial leverage management
As a means of financing our business, we plan to continue to issue debt which may be either secured or unsecured and either fixed-rate or floating-rate and may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We also use separately funded special purpose entities or co-investment vehicles to allow us to expand the investments that we make or to manage Portfolio diversification.
The decision as to how we finance specific assets or groups of assets is largely driven by risk, portfolio, and financial management considerations, including the potential for gain on sale or fee income, the overall interest rate environment, prevailing credit spreads, the terms of available financing, and financial market conditions. During periods of market disruptions, certain sources of financing may be more readily accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financing arrangements.
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.9 to 1 as of March 31, 2025, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 95% as of March 31, 2025, which is at the top of our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	March 31, 2025	% of Total	December 31, 2024	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$218	5%	$—	—%
Fixed-rate debt (2)	4,505	95%	4,400	100%
Total debt	$4,723	100%	$4,400	100%
Equity	$2,471		$2,405
Leverage	1.9 to 1		1.8 to 1

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
Sources and Uses of Cash
We had approximately $84 million and $150 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2025 and December 31, 2024, respectively. The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted cash from operations plus other portfolio collections was $39 million for the three months ended March 31, 2025.

	For the three months ended,
	March 31, 2025	March 31, 2024
	(in millions)
Cash provided by (used in) operating activities	$(37)	$21
Cash provided by (used in) investing activities	(324)	(70)
Cash provided by (used in) financing activities	294	51
Increase (decrease) in cash and cash equivalents	$(67)	$2
Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the three months ended March 31, 2025 was $58 million lower than the same period ended March 31, 2024. Net income was $66 million lower in the current period, offset by higher adjustments to net income of $8 million when compared to the prior period.
Discussion of changes in cash provided by (used in) investing activities
Cash used in investing activities for the three months ended March 31, 2025 was $254 million higher than the same period ended March 31, 2024. We invested $120 million more in equity method investments and collected $101 million less in principal from receivables in the period ended March 31, 2025 than the same period in the prior year. In the prior year, we sold $116 million of real estate, which did not recur in the current period. These changes were offset by $93 million less invested in receivables than in the same period in the prior year.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by financing activities for the three months ended March 31, 2025 was $243 million higher than the same period ended March 31, 2024. We had higher net borrowings from our revolving credit facility and commercial paper notes of $496 million compared to the prior period, which was partially offset by no issuances of non-recourse debt or senior unsecured notes in the current period.
Supplemental Guarantor Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC. HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the “Subsidiary Guarantors”) have filed registration statements with the SEC pursuant to which the Company has offered and may offer and sell debt securities from time to time and such securities have been and may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company's Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. Other than our securitization assets (including any outstanding servicer advances) of approximately $280 million as of March 31, 2025, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q.
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
The dividends declared in 2024 and 2025 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2025, we carried only our investments, residual assets in securitized financial assets, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our investments, residual assets in securitized financial assets, and derivatives that are carried on our balance sheet at fair value as of March 31, 2025, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We use a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the off-takers or counterparties involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our financial statements in this Form 10-Q.

Interest Rate and Borrowing Risks
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
We are subject to interest rate risk in connection with new asset originations and our floating-rate borrowings, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate swap agreements, interest rate cap agreements or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the terms of our investments to offset interest rate increases.
Typically, our long-term debt, or that of the projects in which we invest if applicable, is at fixed rates or may at times be fixed using interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges, if any, on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on upon the terms of comparable debt that could have been borrowed at the date presented, at prevailing current market interest rates.
We have $4.5 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $218 million of debt with variable interest rates outstanding as of March 31, 2025, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $218 million in floating-rate borrowings by $273 thousand. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
We record certain of our assets at fair value in our financial statements and any changes in the discount rate would impact the value of these assets. See Note 3 to our financial statements in this Form 10-Q.
Liquidity and Concentration Risk
The assets that comprise our Portfolio are not and are not expected to be publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. Many of our assets, or the collateral supporting those assets, are concentrated in certain geographic areas, which may make those assets or the related collateral more susceptible to market or environmental disruptions. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters See also “Credit Risks” discussed above.
Commodity and Environmental Attribute Price Risk
When we make equity or debt investments in an energy transition project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity or natural gas can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis, as BTM projects compete against the retail or delivered costs of electricity which include the cost of transmitting and distributing the electricity to the end user. Projects in which we invest, or in which we may plan to invest, may also be exposed to volatility in the prices of environmental attributes which the project may produce.
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of the projects in which we invest have shorter term contracts (which may have the potential of producing higher current returns) or sell their power, energy or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. As energy or environmental attribute price volatility continues or as PPAs expire, the cash flows from certain of the projects in which we have invested are exposed to these market conditions and we work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, refinancing risks, and cybersecurity risks. As it relates to environmental risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the portfolio.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2025, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2025, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2025, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2025. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2/3/2025	615	$27.56	N/A	N/A
3/5/2025	13,191	28.53	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2025.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to JV Operating Agreement
On May 6, 2025, each of HASI CarbonCount Holdings 1, LLC (“HASI CarbonCount”), a Delaware limited liability company and indirect subsidiary of HA Sustainable Infrastructure Capital, Inc., and Hoops Midco, LLC (“KKR Hoops”), an investment vehicle established as a Delaware limited liability company and managed by an affiliate of Kohlberg Kravis Roberts & Co. L.P., entered into a Second Amendment (the “Amendment”) to the Second Amended and Restated LLC Operating Agreement (the “Agreement”) of CarbonCount Holdings 1 LLC (the “JV”).
The following is a brief description of the terms of the Amendment.
Commitment Termination Date
Prior to the Amendment, the commitment period of the JV was 18 months, unless (i) extended (x) by mutual agreement of HASI CarbonCount and KKR Hoops or (y) in the event of a debt refinancing of the JV (which would trigger an automatic extension until at least 90% of the debt proceeds were deployed) or (ii) an early termination event set forth in the Agreement occurred. The Amendment removes the provision extending the commitment period until at least 90% of any debt proceeds are deployed, but extends the base commitment period from 18 months to 30 months. The commitment period remains subject to the early termination event triggers set forth in the Agreement.
Transferability

The Amendment extends the lockup period applicable to the transfer of JV membership interests of KKR Hoops in certain circumstances. The amended provision requires KKR Hoops to retain its membership interest in the JV until the commitment termination date, regardless of whether its commitment is fully deployed prior to such date.
Other Provisions
The Amendment amends certain other provisions of the Agreement to the facilitate a future debt financing.

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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

10.1
Amendment No. 7 to the At Market Issuance Sales Agreement, dated February 28, 2025, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Truist Securities, Inc. (incorporated by reference to Exhibit 1.8 to the Registrant’s Form 8-K (No. 001-35877), filed on March 3, 2025)

10.2
Amendment No. 3 to Credit Agreement, dated as of March 28, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Bank of Montreal and M&T Bank as lenders (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on March 31, 2025)

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

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 8, 2025	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: May 8, 2025	/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

Date: May 8, 2025	/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President