Form 10-Q
period 2025-06-30
HA Sustainable Infrastructure Capital, Inc.
filed 2025-08-08
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 124,346,724 shares of common stock, par value $0.01 per share, outstanding as of August 5, 2025 (which includes 440,534 shares of unvested restricted common stock).

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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$86,508	$129,758
Equity method investments	4,082,998	3,612,394
Receivables, net of allowance of $55 million and $50 million, respectively	3,025,993	2,895,837
Receivables held-for-sale	43,489	75,556
Real estate and debt securities	15,903	9,802
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	272,194	248,688
Other assets	69,081	108,210
Total Assets	$7,596,166	$7,080,245
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$292,074	$275,639
Credit facilities	1,116	1,001
Commercial paper notes	356,197	100,057
Term loans payable	397,893	407,978
Non-recourse debt (secured by assets of $305 million and $307 million, respectively)	126,472	131,589
Senior unsecured notes	3,431,248	3,139,363
Convertible notes	402,531	619,543
Total Liabilities	5,007,531	4,675,170
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 123,577,987 and 118,960,353 shares issued and outstanding, respectively	1,236	1,190
Additional paid-in capital	2,723,636	2,592,964
Accumulated deficit	(245,392)	(297,499)
Accumulated other comprehensive income (loss)	30,738	40,101
Non-controlling interest	78,417	68,319
Total Stockholders’ Equity	2,588,635	2,405,075
Total Liabilities and Stockholders’ Equity	$7,596,166	$7,080,245

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Interest and rental income	$67,441	$62,862	$133,918	$133,400
Gain on sale of assets	7,829	25,795	26,497	54,405
Management fees and retained interest income	8,988	5,218	15,987	10,116
Origination fee and other income	1,427	642	6,224	2,411
Total revenue	85,685	94,517	182,626	200,332
Expenses
Interest expense	79,746	59,530	144,424	121,403
Provision (benefit) for loss on receivables and retained interests in securitization trusts	1,038	(4,198)	4,850	(2,177)
Compensation and benefits	18,131	20,814	43,110	41,490
General and administrative	6,497	7,955	15,874	17,007
Total expenses	105,412	84,101	208,258	177,723
Income (loss) before equity method investments	(19,727)	10,416	(25,632)	22,609
Income (loss) from equity method investments	157,680	26,874	245,667	185,424
Income (loss) before income taxes	137,953	37,290	220,035	208,033
Income tax (expense) benefit	(38,158)	(10,346)	(62,055)	(56,541)
Net income (loss)	$99,795	$26,944	$157,980	$151,492
Net income (loss) attributable to non-controlling interest holders	1,350	404	2,923	1,926
Net income (loss) attributable to controlling stockholders	$98,445	$26,540	$155,057	$149,566
Basic earnings (loss) per common share	$0.80	$0.23	$1.28	$1.31
Diluted earnings (loss) per common share	$0.74	$0.23	$1.18	$1.22
Weighted average common shares outstanding—basic	121,515,164	114,329,692	120,454,366	113,473,750
Weighted average common shares outstanding—diluted	137,740,850	114,433,285	137,830,564	131,922,504
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$99,795	$26,944	$157,980	$151,492
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax benefit (provision) of $(0.6) million and $(2.5) million for the three and six months ended June 30, 2025 and $1.5 million and $3.2 million for the three and six months ended June 30, 2024	1,877	(4,562)	7,307	(9,650)
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $3.1 million and $5.8 million for the three and six months ended June 30, 2025 and $(5.9) million and $(12.9) million for the three and six months ended June 30, 2024	(8,945)	16,666	(16,840)	37,896
Comprehensive income (loss)	92,727	39,048	148,447	179,738
Less: Comprehensive income (loss) attributable to non-controlling interest holders	1,220	566	2,753	2,286
Comprehensive income (loss) attributable to controlling stockholders	$91,507	$38,482	$145,694	$177,452

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2025	120,709	$1,207	$2,646,415	$(291,895)	$37,675	$77,342	$2,470,744
Net income (loss)	—	—	—	98,445	—	1,350	99,795
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	1,834	43	1,877
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(8,771)	(174)	(8,945)
Issued shares of common stock	2,755	27	73,234	—	—	—	73,261
Equity-based compensation	—	—	1,086	—	—	4,510	5,596
Other	114	2	2,901	—	—	(3,630)	(727)
Dividends and distributions	—	—	—	(51,942)	—	(1,024)	(52,966)
Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635

Balance at March 31, 2024	113,476	$1,135	$2,415,118	$(227,820)	$29,111	$55,871	$2,273,415
Net income (loss)	—	—	—	26,541	—	403	26,944
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	(4,502)	(60)	(4,562)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	16,443	223	16,666
Issued shares of common stock	1,663	17	51,611	—	—	—	51,628
Equity-based compensation	—	—	1,091	—	—	7,190	8,281
Issuance (repurchase) of vested equity-based compensation shares	13	—	(308)	—	—	—	(308)
Dividends and distributions	—	—	—	(47,998)	—	(899)	(48,897)
Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	155,057	—	2,923	157,980
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	7,176	131	7,307
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(16,539)	(301)	(16,840)
Issued shares of common stock	4,485	44	122,684	—	—	—	122,728
Equity-based compensation	—	—	2,383	—	—	13,037	15,420
Other	133	2	5,605	—	—	(3,630)	1,977
Dividends and distributions	—	—	—	(102,950)	—	(2,062)	(105,012)
Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635

Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	149,566	—	1,926	151,492
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	(9,527)	(123)	(9,650)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	37,414	482	37,896
Issued shares of common stock	2,956	30	84,441	—	—	—	84,471
Equity-based compensation	—	—	2,027	—	—	12,856	14,883
Issuance (repurchase) of vested equity-based compensation shares	22	—	(466)	—	—	—	(466)
Dividends and distributions	—	—	—	(95,307)	—	(1,777)	(97,084)
Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$157,980	$151,492
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	4,850	(2,177)
Depreciation and amortization	418	515
Amortization of financing costs	7,895	8,192
Equity-based expenses	18,272	17,341
Equity method investments	(171,121)	(161,958)
Non-cash gain on securitization	(11,407)	(53,891)
(Gain) loss on sale of receivables and debt securities	—	8,532
Loss on debt extinguishment	10,557	—
Changes in receivables held-for-sale	(4,285)	(6,750)
Changes in accounts payable and accrued expenses	30,545	50,801
Change in accrued interest on receivables and debt securities	(27,371)	(33,242)
Cash received (paid) upon hedge settlement	17,696	19,261
Other	8,421	(2,002)
Net cash provided by (used in) operating activities	42,450	(3,886)
Cash flows from investing activities
Equity method investments	(299,980)	(168,896)
Equity method investment distributions received	19,529	11,426
Proceeds from sales of equity method investments	—	2,107
Purchases of and investments in receivables	(287,049)	(347,343)
Principal collections from receivables	172,080	470,788
Proceeds from sales of receivables	8,344	99,166
Proceeds from sale of real estate	—	115,767
Purchases of debt securities and retained interests in securitization trusts	(6,545)	—
Collateral provided to hedge counterparties	(4,110)	(1,140)
Collateral received from hedge counterparties	5,340	4,010
Other	8,230	(680)
Net cash provided by (used in) investing activities	(384,161)	185,205
Cash flows from financing activities
Proceeds from credit facilities	395,000	616,792
Principal payments on credit facilities	(395,000)	(701,792)
Proceeds from issuance of term loan	—	250,000
Principal payments on term loan	(11,124)	(561,023)
Proceeds from issuance of non-recourse debt	—	94,000
Principal payments on non-recourse debt	(4,950)	(69,958)
Proceeds from (repayments of) commercial paper notes	256,500	80,000
Proceeds from issuance of senior unsecured notes	996,174	205,500
Principal payments on convertible notes	(200,000)	—
Redemption of senior unsecured notes	(700,000)	—
Net proceeds of common stock issuances	119,876	82,014
Payments of dividends and distributions	(102,443)	(93,280)
Redemption premium paid	(6,645)	—
Payment of financing costs	(7,195)	(19,711)
Collateral provided to hedge counterparties	(110,320)	(90,860)
Collateral received from hedge counterparties	71,890	114,700
Other	(6,402)	(1,435)
Net cash provided by (used in) financing activities	295,361	(95,053)
Increase (decrease) in cash, cash equivalents, and restricted cash	(46,350)	86,266
Cash, cash equivalents, and restricted cash at beginning of period	150,156	75,082
Cash, cash equivalents, and restricted cash at end of period	$103,806	$161,348
Interest paid	$146,497	$110,097
Supplemental disclosure of non-cash activity
Interests retained from securitization transactions	$18,662	$28,164
Equity method investments retained from securitization and deconsolidation transactions	—	32,564
Equity method investments retained from sale of assets upon establishment of co-investment structure	—	54,655
Deconsolidation of non-recourse debt	—	51,233
Deconsolidation of assets pledged for non-recourse debt	—	51,761
Removal of deferred financing obligation upon securitization	29,051	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025

1.The Company
HA Sustainable Infrastructure Capital, Inc. (the “Company”), actively partners with clients to deploy real assets that facilitate the energy transition. Our investments take various forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and six-month periods ended June 30, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Consolidation
We account for our investments in entities that are considered voting interest entities or variable interest entities (“VIEs”) under ASC 810 and assess on an ongoing basis whether we should consolidate these entities. We have established various special purpose entities or securitization trusts for the purpose of securitizing certain assets that are not consolidated in our financial statements as described below in Securitization of Assets.
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
Equity Method Investments
We have made equity investments, typically in structures where we have a preferred return position. These investments are typically owned in holding companies (that are generally limited liability companies (“LLCs”) taxed as partnerships) where we partner with either the operator of the project or other institutional investors. We share in the cash flows, income and tax attributes according to a negotiated schedule which typically does not correspond with our ownership percentages. Investors in a preferred return position, if any, typically receive a priority distribution of all or a portion of the project’s cash flows, and in some cases, tax attributes. Once the preferred return, if applicable, is achieved, the partnership “flips” and common equity investors, often the operator of the project, receive a larger portion of the cash flows, with the previously preferred investors retaining an on-going residual interest.
Our equity investments are accounted for under the equity method of accounting, under which the carrying value of these investments is determined based on amounts we invested, adjusted for earnings or losses of the investee allocated to us based on terms of the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events or liquidation are considered to contain substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting cash to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, plus receivables from or guarantees made to the same investee, if any.
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
Receivables
Receivables include project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including economic, liquidity and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we have classified as held-for-sale at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and debt securities in the operating section of our statement of cash flows. We may enter into real estate transactions which may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our receivables as described herein.
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

For transfers treated as sales under ASC 860, we have received true-sale-at-law and non-consolidation legal opinions to support our conclusion regarding the transferred financial assets. When we sell financial assets in securitizations, we generally retain servicing rights, and also retain economic interests in the transferred assets in the form of residual assets, which we refer to as retained interests in securitization trusts.
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
We account for our retained interests in securitization trusts similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in accumulated other comprehensive income (“AOCI”) pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to these assets is recognized using the effective interest rate method and included in securitization income in our income statement. These assets are evaluated for impairment on a quarterly basis under Topic 326. Such assets are impaired if their fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Retained interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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
Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can be settled in our common stock at our option, we have met the scope exemption, and therefore, we do not separately account for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity. In order to offset the economic impacts of any potential dilution upon conversion or exchange of such notes, we have entered into capped call transactions, the accounting for which is discussed below in Derivative Financial Instruments.
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
In evaluating segment assets, the CODM uses receivables, equity method investments, real estate, and debt securities as reported on our balance sheet, which together we refer to as our Portfolio. Amounts invested in such assets can be found in our statement of cash flows. Segment asset amounts are used by the CODM when evaluating the return on investment on our Portfolio.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before August 8, 2025, and effective after June 30, 2025, are not expected to have a material effect on our consolidated financial statements and related disclosures.

3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2025 and December 31, 2024, only our retained interests in securitization trusts, our derivatives, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
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

	As of June 30, 2025
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,845	$3,026	Level 3
Receivables held-for-sale	50	43	Level 3
Debt securities (1)	13	13	Level 3
Retained interests in securitization trusts (2)	272	272	Level 3
Derivative assets	21	21	Level 2
Liabilities (3)
Commercial paper notes	356	356	Level 3
Term loans payable	403	403	Level 3
Non-recourse debt	129	130	Level 3
Senior unsecured notes	3,426	3,456	Level 2
Convertible Notes	472	409	Level 2
Derivative liabilities	7	7	Level 2
(1)The amortized cost of our debt securities as of June 30, 2025, was $8 million.
(2)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of June 30, 2025 was $321 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,700	$2,896	Level 3
Receivables held-for-sale	79	76	Level 3
Debt securities (1)	7	7	Level 3
Retained interests in securitization trusts (2)	249	249	Level 3
Derivative assets	72	72	Level 2
Liabilities (3)
Credit facilities	$1	$1	Level 3
Commercial paper notes	100	100	Level 3
Term loan facilities	415	415	Level 3
Non-recourse debt	132	136	Level 3
Senior unsecured notes	3,098	3,162	Level 2
Convertible Notes:
2025 Exchangeable Senior Notes	214	218	Level 2
2028 Exchangeable Senior Notes	470	408	Level 2
Total Convertible Notes	684	626
Derivative liabilities	3	3	Level 2
(1)    The amortized cost of our debt securities as of December 31, 2024, was $8 million.
(2)    The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of December 31, 2024, was $301 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$265	$220	$249	$219
Accretion of retained interests in securitization trusts	5	4	9	8
Additions to retained interests in securitization trusts	11	21	19	28
Collections from retained interests in securitization trusts	(6)	(2)	(9)	(5)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	(3)	(5)	4	(12)
Balance, end of period	$272	$238	$272	$238

We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
June 30, 2025	$60	$158	$2	$50	24	72
December 31, 2024	67	152	4	52	28	69
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.

In determining the fair value of our retained interests in securitization trusts, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of June 30, 2025 and 1% to 6% as of December 31, 2024. The weighted average discount rates used to determine the fair value of our retained interests in securitization trusts as of June 30, 2025 and December 31, 2024 were 7.0% and 7.3%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions, if any. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Our receivables and debt securities are backed by various projects, U.S. federal government-backed receivables, and investment grade state and local government receivables and do not, in our view, represent a significant concentration of credit risk given the large number of diverse offtakers and other obligors of the projects. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2025	December 31, 2024
	(in millions)
Cash deposits	$87	$130
Restricted cash deposits (included in other assets)	17	20
Total cash deposits	$104	$150
Amount of cash deposits in excess of amounts federally insured	$102	$148
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. During the six months ended June 30, 2025, 81,498 OP units were redeemed by non-controlling interest holders. No OP units were redeemed by non-controlling interest holders during the six months ended June 30, 2024.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Gains on securitizations	$8	$26	$28	$55
Cost of financial assets securitized	84	299	278	758
Proceeds from securitizations	92	325	306	813
Cash received from retained interests in securitization trusts and servicing	7	3	11	6
In connection with securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates based on a review of comparable market transactions including Level 3 unobservable inputs, which consist of base interest rates and spreads over these base rates. Depending on the nature of the transaction risks, the all-in discount rate ranged from 6.2% to 7.0% for the six months ended June 30, 2025.
As of June 30, 2025 and December 31, 2024, our managed assets totaled $14.6 billion and $13.7 billion, respectively, of which $7.4 billion and $7.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of June 30, 2025 and December 31, 2024, the securitization trusts held $6.3 billion and $6.2 billion, respectively, of notes due to investors.

We have an allowance for losses on our retained interests in securitization trusts related to assets secured by property assessed clean energy liens, as a result of our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination. The following table reconciles our beginning and ending allowance for loss on securitization residual assets:

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$3
Provision for loss on retained interests in securitization trusts	—	—	—	—
Ending balance	$—	$3	$—	$3

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$3
Provision for loss on retained interests in securitization trusts	—	—	—	—
Ending balance	$—	$3	$—	$3
As of June 30, 2025, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Of our retained interests in securitization trusts, 55% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 45% of our securitization residual assets. These technologies are installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6.Our Portfolio
As of June 30, 2025, our Portfolio included approximately $7.2 billion of equity method investments, receivables, real estate and debt securities on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2025, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2025	$48	$—	$—	$—	$48
2024	64	—	—	—	64
2023	975	—	29	—	1,004
2022	949	—	—	—	949
2021	289	—	—	—	289
2020	173	—	—	—	173
Prior to 2020	521	33	—	—	554
Total receivables held-for-investment	3,019	33	29	—	3,081
Less: Allowance for loss on receivables	(55)	—	—	—	(55)
Net receivables held-for-investment	2,964	33	29	—	3,026
Receivables held-for-sale	40	3	—	—	43
Debt securities and real estate	14	2	—	—	16
Equity method investments (5)	4,050	—	33	—	4,083
Total	$7,068	$38	$62	$—	$7,168
Percent of Portfolio	99%	—%	1%	—%	100%

(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital. In the second quarter of 2025, we moved into this category a receivable previously included in Category 1 where the underlying assets are experiencing project-specific operational challenges which are currently in the process of being remediated.
(3)This category includes our assets where based on our credit criteria and performance to date, we believe there is substantial doubt regarding our ability to recover some or all of our invested capital. Receivables or debt securities in this category are placed on non-accrual status.
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

Receivables
As of June 30, 2025, our allowance for losses on receivables was $55 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended June 30, 2025, we increased our reserve by approximately $1 million, driven primarily by changes in project-specific assumptions used to predict future credit losses related to the receivable described above which was moved to Category 2 in our Portfolio Performance analysis.

Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	3,048	331	55	2,911	545	50
Government (2)	$33	$—	$—	$35	$—	$—
Total	$3,081	$331	$55	$2,946	$545	$50
(1)As of June 30, 2025, this category of assets includes $1.5 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $55 million allowance on these $3.0 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of June 30, 2025, our government receivables include $6 million of U.S. federal government transactions and $27 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$54	$—	$52
Provision for loss on receivables	—	1	—	(4)
Ending balance	$—	$55	$—	$48

	Six months ended June 30, 2025		Six months ended June 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$50
Provision for loss on receivables	—	5	—	(2)
Ending balance	$—	$55	$—	$48
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,081	$70	$1,151	$766	$1,094
Weighted average yield by period	8.8%	9.2%	8.9%	9.2%	8.3%

Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments.
As of June 30, 2025, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$627
CarbonCount Holdings 1 LLC	559
Daggett Renewable HoldCo LLC	439
Lighthouse Renewable HoldCo 2 LLC	341
Other equity method investments	2,117
Total equity method investments	$4,083
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns nine operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.3 gigawatts. Through June 30, 2025, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $96 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through June 30, 2025, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility off-takers.
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
Lighthouse Renewables HoldCo 2 LLC
We have preferred equity interests in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse 2 of approximately $420 million through June 30, 2025. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $15 million in working capital loans to Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university offtakers.
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
Related party transactions
CarbonCount Holdings 1 LLC
We, through our indirect subsidiary, HASI CarbonCount Holdings 1, LLC (“HASI CarbonCount”) and Hoops Midco, LLC (“KKR Hoops”), an investment vehicle managed by an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), entered into agreements to acquire interests in CarbonCount Holdings 1 LLC (“CCH1”), established to invest in certain eligible climate positive projects across the United States, as further described below.
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
To date, both we and KKR have each funded $524 million of our individual $1 billion commitment amount. As of June 30, 2025, CCH1 contains $1.1 billion book value in assets, 79% of which are receivables or debt securities. In the second quarter of 2025, CCH1 entered into an agreement to issue up to $592 million of senior notes due 2045 pursuant to a note purchase agreement, $200 million of which had been issued as of June 30, 2025. Proceeds from the senior notes will be used to make investments incremental to the $1 billion commitment per investor.
While we do not recognize our income from CCH1 in arrears, CCH1 recognizes income from its equity method investees one quarter in arrears to allow for its receipt of financial information.

Other Related Party Transactions
Of our receivables, approximately $826 million are loans made to entities in which we also have non-controlling equity investments of approximately $1.2 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(in millions)
Interest income from related party loans	$18	$18	$37	$39
Additional investments made in related party loans	49	33	95	94
Principal collected from related party loans	69	226	79	243
Interest collected from related party loans	24	17	40	34
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In the first quarter of 2025, we added two new lenders to the existing syndicate and increased the maximum outstanding borrowing amount of this facility to $1.55 billion. The facility matures in April 2028. As of June 30, 2025, there are no outstanding borrowings under the facility and approximately $9 million of remaining unamortized financing costs associated with the unsecured revolving credit facility have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
The unsecured revolving credit facility has a commitment fee based on our current credit rating and bears interest at a rate of SOFR or prime rate plus applicable margins based on our current credit rating, which may also be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. The current applicable margins are 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, plus an additional 0.10%, before applying any adjustments for achieved levels of carbon emissions avoidance. The unsecured revolving credit facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we can declare. The unsecured revolving credit facility also includes customary events of default and remedies. At our option, upon maturity of the unsecured revolving credit facility, we have the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
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
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of June 30, 2025, we have no Credit-Enhanced Commercial Paper Notes outstanding under the facility.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of June 30, 2025, we have no remaining unamortized financing costs associated with the Credit-enhanced commercial paper program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
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
As of June 30, 2025, we had $357 million principal amount of Standalone Commercial Paper Notes outstanding, which bear an average borrowing cost of 5.46% and mature in 2025.
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
8.Long-term Debt
Senior Unsecured Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). We are in compliance with all covenants as of June 30, 2025 and December 31, 2024. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
In June 2025, we issued $600 million principal amount of senior unsecured notes due in 2031 (“2031 Notes”) and $400 million principal amount of senior unsecured notes due in 2035 (“2035 Notes”). We used a portion of the proceeds to complete a cash tender offer to repurchase $400 million principal amount of 2026 Notes for $395 million and $300 million principal amount of 2027 Notes for $314 million, inclusive of accrued interest through the settlement date. The net premium paid of $5 million, the write-off of debt issuance costs of $4 million, and approximately $2 million of expenses incurred in relation to the tender, are recorded in interest expense within our consolidated statement of operations.

The following are summarized terms of the Senior Unsecured Notes as of June 30, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2026 Notes	600	(1)	June 15, 2026	3.375%	June 15 and December 15	March 15, 2026 (2)
2027 Notes	450	(1)(4)	June 15, 2027	8.000%	June 15 and December 15	March 15, 2027 (3)
2030 Notes	375	(5)	September 15, 2030	3.750%	February 15 and August 15	N/A
2031 Notes	600	(6)	January 15, 2031	6.150%	January 15 and July 15	December 15, 2030 (7)
2034 Notes	1,000	(8)	July 1, 2034	6.375%	July 1 and January 1	N/A
2035 Notes	400	(9)	July 15, 2035	6.750%	January 15 and July 15	April 15, 2035 (7)
(1)See above for discussion of the partial repurchases of the outstanding notes which occurred in the second quarter of 2025.
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
(6)We issued the $600 million aggregate principal amount of the 2031 notes for total proceeds of $598 million ($593 million net of issuance costs) at an effective interest rate of 6.218%.
(7)Prior to this date, we may redeem, at our option, some or all of the applicable notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the applicable notes, plus accrued and unpaid interest through the redemption date. On, or subsequent to, this date, we may redeem the applicable notes in whole or in part at a price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest through the redemption date.
(8)In 2024, we issued $700 million principal amount of 2034 Notes, which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. In December 2024, we issued an additional $300 million principal amount of 2034 Notes for gross proceeds of $300 million.
(9)We issued the $400 million aggregate principal amount of the 2035 notes for total proceeds of $398 million ($395 million net of issuance costs) at an effective interest rate of 6.815%.

The following table presents a summary of the components of the Senior Unsecured Notes:

	June 30, 2025	December 31, 2024
	(in millions)
Principal	$3,425	$3,125
Accrued interest	40	41
Unamortized premium (discount)	(9)	(4)
Less: Unamortized financing costs	(25)	(23)
Carrying value of Senior Unsecured Notes	$3,431	$3,139
The following table presents interest expense related to the Senior Unsecured Notes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Interest Expense	45	34	89	68
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
The following are summarized terms of the Convertible Notes as of June 30, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	17.8724	$55.95	—	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	36.9842	$27.04	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)In the second quarter of 2025, we used $220 million in proceeds from our unsecured revolving line of credit to repay the 2025 Exchangeable Senior Notes inclusive of its accrued interest which was paid at maturity in the form of an accreted premium.
For the 2028 Exchangeable Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the exchange rate for a holder that converts its exchangeable notes in connection with such make-whole fundamental change. Upon exchange of the 2028 Exchangeable Senior Notes, exchange may be settled through cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (as described in the indenture related to the 2028 Exchangeable Senior Notes). Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2028 Exchangeable Senior Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2028 Exchangeable Senior Notes in whole or in part, at our option, on or after August 20, 2026 and prior to the 62nd scheduled trading day immediately preceding the maturity date for such notes, if certain conditions are met including our common stock trading above 130% of the exchange price for at least 20 trading days, as set forth in the indenture relating to the 2028 Exchangeable Senior Notes. Any shares of our common stock issuable upon exchange of the 2028 Exchangeable Senior Notes will have certain registration rights.
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

The following table presents a summary of the components of our Convertible Notes:

	June 30, 2025	December 31, 2024
	(in millions)
Principal	$403	$603
Accrued interest	6	6
Premium	—	18
Less: Unamortized financing costs	(6)	(7)
Carrying value of Convertible Notes	$403	$620
The following table presents interest expense related to our Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Interest Expense	$5	$6	$11	$13
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

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (“the Unsecured Term Loan Facility”) with a syndicate of banks which has an outstanding principal and accrued interest amount of $241 million. Principal amounts under the Unsecured Term Loan Facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of June 30, 2025, the applicable margin is 1.875% plus 0.10%, and the current interest rate is 6.25%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable monthly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions. Loans under the Unsecured Term Loan Facility can be prepaid without penalty, and the facility matures in 2027.
Amounts which were due under the term loan facility as of June 30, 2025 are as follows:

Future maturities
(in millions)
July 1, 2025 to December 31, 2025	$6
2026	12
2027	223
Total	241
Less: Unamortized Financing Costs	(3)
Carrying Value	$238
The Unsecured Term Loan Facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases and dividends we declare. The term loan facility also includes customary events of default and remedies.

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
As of June 30, 2025, the outstanding principal and accrued interest balance is $162 million, the interest rate as of the last rate reset is 6.70%, and we have receivables, retained interests in securitization trusts, and equity method investments pledged with a carrying value of $416 million. Amounts which were due under the Secured Term Loan Facility as of June 30, 2025 are as follows:

Future maturities
(in millions)
July 1, 2025 to December 31, 2025	$6
2026	12
2027	11
2028	133
Total	162
Less: Unamortized Financing Costs	(2)
Carrying Value	$160
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2025	December 31, 2024	Interest Rate	Maturity Date		June 30, 2025	December 31, 2024	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	93	96	6.78%	July 2043	—	266	266	Equity method investments
Other non-recourse debt (1)	37	40	3.15% - 7.23%	2026 to 2032	17	39	41	Receivables
Unamortized financing costs	(4)	(4)
Non-recourse debt (2)	$126	$132
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $305 million and $307 million as of June 30, 2025 and December 31, 2024, respectively. These amounts include $16 million and $20 million of restricted cash pledged for debt service payments as of June 30, 2025 and December 31, 2024, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of June 30, 2025 and December 31, 2024.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of June 30, 2025, were as follows:

Future minimum maturities
(in millions)
July 1, 2025 to December 31, 2025	$6
2026	11
2027	14
2028	6
2029	10
2030	7
Thereafter	76
Total minimum maturities	$130
Unamortized financing costs	(4)
Total non-recourse debt	$126

The stated minimum maturities of non-recourse debt above include only the mandatory minimum principal payments. To the extent there are additional cash flows received from the pledged assets serving as collateral for certain of our non-recourse debt facilities, these additional cash flows may be required to be used to make additional principal payments against the respective debt. Any additional principal payments made due to these provisions may impact the anticipated balance at maturity of these financings. To the extent there are not sufficient cash flows received from those assets pledged as collateral, the investor has no recourse against other corporate assets to recover any shortfalls.

Interest Rate Swaps
We have entered into certain derivatives designed to hedge interest rate risk with certain of our floating-rate interest exposures, including floating-rate loans from our Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes. From time to time we may also enter into forward-starting interest rate swaps to hedge interest rate risks associated with incremental debt we expect to issue.
We have entered into the following derivative transactions that are designated as cash flow hedges as of June 30, 2025:

Instrument type		Hedged Rate		Notional Value		Fair Value as of		Term of derivative and forecasted transactions
	Index					June 30, 2025	December 31, 2024
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200		$(4)	$3	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		150	(1)	5	24	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600		16	32	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250		—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	165		(7)	(3)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375		4	11	June 2027 to June 2037
				$1,740		$14	67
(1)    In the second quarter of 2025, we partially settled $250 million notional of this hedge, which previously had a notional value of $400 million, for cash proceeds of approximately $11 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transaction.
(2)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)     Consists of three interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of June 30, 2025, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of June 30, 2025, we have posted $7 million of collateral, which is netted against the derivative liability included in accounts payable, accrued expenses, and other on our balance sheet. We hold $19 million of collateral posted by our counterparties, $17 million of which we have netted against the derivative asset which is included in other assets on our balance sheet, with the remainder being included in accounts payable, accrued expenses, and other. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2023	$1
Changes in fair value	95
Amounts released into interest expense	(10)
Ending Balance - December 31, 2024	$86
Changes in fair value	(35)
Amounts released into interest expense	(2)
Ending Balance - June 30, 2025	$49
We expect a net benefit of approximately $2 million to be released out of AOCI into interest expense over the 12 months following June 30, 2025. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and six months ended June 30, 2025 and 2024, respectively.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$79,746	$59,530	$144,424	$121,403
Benefit (expense) included in interest expense due to hedging activities	873	2,808	1,824	5,615
Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income.
In April 2025, we entered into forward-starting interest rate swaps with a notional value of $300 million to manage interest rate risk associated with future expected debt issuances. These swaps had a term of December 2025 to December 2035, were indexed to Overnight SOFR, and had a range of fixed rates between 3.46% and 3.59%. We financially settled these instruments for cash proceeds of $7 million in June of 2025 in connection with the issuance of the 2031 Notes and the 2035 Notes described in Note 8 above. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transaction.
9.Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2025, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of June 30, 2025, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of June 30, 2025, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $73 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in August 2025. As of June 30, 2025, our maximum obligation under this guarantee is approximately $87 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax expense of approximately $38 million and $62 million for the three and six months ended June 30, 2025, compared to a $10 million and $57 million income tax expense in the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025 and 2024, our income tax expense was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 5% for 2025 and 4% for 2024.

11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2024 and 2025:

Announced Date	Record Date		Pay Date	Amount per share
2/15/2024	4/5/2024		4/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
8/1/2024	10/4/2024		10/18/2024	$0.415
11/7/2024	12/30/2024	(1)	01/10/2025	$0.415
2/13/2025	4/4/2025		04/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
8/7/2025	10/3/2025		10/17/2025	$0.420
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2024	ATM	1.193	$25.89	(2)	$31
Q2 2024	ATM	1.662	31.42	(2)	52
Q3 2024	ATM	3.040	32.55	(2)	98
Q4 2024	ATM	0.753	32.01	(2)	24
Q1 2025	ATM	1.629	29.07	(2)	47
Q2 2025	ATM	2.755	26.91	(2)	73
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2025 to 2029 subject to service, performance and market conditions. During the six months ended June 30, 2025, our board of directors awarded employees and directors 849,478 shares of restricted stock, restricted stock units and LTIP Units that vest from 2026 to 2029. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and six months ended June 30, 2025 we recorded $6 million and $15 million of stock based compensation, respectively, compared to $8 million and $15 million during the three and six months ended June 30, 2024, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $29 million as of June 30, 2025. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	232,837	26.96	6.3
Vested	(44,540)	36.98	(1.7)
Forfeited	(4,584)	27.55	(0.1)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	238,774	28.74	6.9
Vested	(84,164)	28.92	(2.5)
Forfeited	(32,826)	28.04	(0.9)
Ending Balance — June 30, 2025	441,164	$28.58	$12.6
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,912)	68.12	(1.1)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(3,482)	42.25	(0.1)
Forfeited	(26,810)	54.04	(1.5)
Ending Balance — June 30, 2025	48,450	$39.29	$1.9

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	477,074	$34.40	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	371,234	28.12	10.4
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance — June 30, 2025	640,357	$28.15	$18.1

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — June 30, 2025	529,793	$40.68	$21.6

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — June 30, 2025	247,759	$27.30	$6.8
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$98.4	$26.5	$155.1	$149.6
Less: Dividends and distributions on participating securities	(0.5)	(0.3)	(1.0)	(0.8)
Less: Undistributed earnings attributable to participating securities	(0.4)	—	(0.5)	(0.4)
Net income (loss) attributable to controlling stockholders — basic	97.5	26.2	153.6	148.4
Add: Interest expense related to Convertible Notes under the if-converted method	3.5	—	8.0	12.5
Add: Undistributed earnings attributable to participating securities	0.4	—	0.5	0.4
Net income (loss) attributable to controlling stockholders — dilutive	$101.4	$26.2	$162.1	$161.3

Denominator:
Weighted-average number of common shares — basic	121,515,164	114,329,692	120,454,366	113,473,750
Weighted-average number of common shares — diluted	137,740,850	114,433,285	137,830,564	131,922,504
Basic earnings per common share	$0.80	$0.23	$1.28	$1.31
Diluted earnings per common share	$0.74	$0.23	$1.18	$1.22

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,794,515	1,529,282	1,621,906	1,461,584

	As of June 30,
	2025	2024
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,081,522	858,423

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,081,522	858,423	1,081,522	858,423
Restricted stock units	—	20,926	—	20,926
LTIP Units with market-based vesting conditions	119,735	253,574	119,735	253,574
LTIP Units with performance-based vesting conditions	247,761	—	247,761	—
Potential shares of common stock related to Convertible Notes	—	18,397,237	—	—

13.    Equity Method Investments
As of both June 30, 2025 and December 31, 2024, we had 47 investments which we accounted for using the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of June 30, 2025 and December 31, 2024, we have accumulated other comprehensive income net of tax effect of $34 million and $23 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2025
Current assets	$35	$877	$912
Total assets	1,841	20,521	22,362
Current liabilities	7	1,561	1,568
Total liabilities	585	9,087	9,672
Members' equity	1,256	11,434	12,690
As of December 31, 2024
Current assets	113	921	1,034
Total assets	1,367	20,281	21,648
Current liabilities	5	1,400	1,405
Total liabilities	393	8,911	9,304
Members' equity	974	11,370	12,344
Income Statement
For the three months ended March 31, 2025
Revenue	8	298	306
Income (loss) from continuing operations	(27)	(122)	(149)
Net income (loss)	(27)	(164)	(191)
For the the three months ended March 31, 2024
Revenue	—	257	257
Income (loss) from continuing operations	(1)	(106)	(107)
Net income (loss)	(1)	(132)	(133)
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
Our Business
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $14 billion in managed assets, our investment strategy is focused primarily on long-lived real assets that are supported by long-term recurring cash flows. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
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

We completed approximately $189 million and $894 million of transactions during the three and six months ended June 30, 2025, respectively, compared to approximately $260 million and $822 million during the same period in 2024, respectively. As of June 30, 2025 we held approximately $7.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2025, our Portfolio consisted of over 600 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of June 30, 2025, we managed approximately $7.4 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of June 30, 2025, we manage approximately $14.6 billion of assets which we refer to as our “Managed Assets”.
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
We believe we have available a broad range of financing sources as part of our strategy to fund our investments. We finance our business through cash on hand, debt which may be either unsecured or secured, with or without recourse, and either fixed-rate or floating-rate, or equity. We may also decide to finance such transactions through the use of off-balance sheet securitization, syndication, or co-investment structures. Our revolving line of credit and our commercial paper programs allow us flexibility with regards to the timing of long-term capital markets transactions. We manage the interest rate risk associated with debt issuances through hedging activities, including the use of interest rate swaps. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles. We have an active strategic partnership with KKR where we jointly invest in eligible projects, and we may consider further use of similar structures to allow us to expand the investments that we make or to manage our Portfolio diversification.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of June 30, 2025, our pipeline consisted of more than $6.0 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 43% is related to BTM assets, 27% is related to GC assets, and 22% are related to FTN assets, with the remainder related to “Next Frontier” assets, which represent opportunities in burgeoning markets where potential investments align with our investment strategy.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2025. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $7.2 billion as of June 30, 2025 and included approximately $3.5 billion of BTM assets, approximately $2.7 billion of GC assets, and approximately $1.0 billion of FTN assets. Approximately 55% of our Portfolio consisted of equity method investments in renewable energy related projects. Approximately 38% consisted of fixed-rate receivables and debt securities, approximately 5% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 600 transactions with an average size of $10 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of June 30, 2025. Our Portfolio consisted of the following asset classes as of June 30, 2025:

Community Solar, 8%
Commercial & Industrial, 6%
Public Sector, 3%
Other, 1%
Residential Solar & Storage, 31%
Fuels, Transport, & Nature, 14%
Onshore Wind, 17%
Grid-connected Solar & Storage, 20%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2025:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 10.38% per annum	$392		2027
Fixed-rate receivables, interest rates less than 5.00% per annum	40		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	83		2025 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	1,003		2025 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	780		2025 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	783		2025 to 2050
Receivables	3,081	(1)
Allowance for loss on receivables	(55)
Receivables, net of allowance	3,026
Fixed-rate debt securities, interest rates less than 5.00% per annum	7		2033 to 2047
Fixed-rate debt securities, interest rates 9.50% or greater per annum	6		2055
Total receivables and debt securities	$3,039
(1)    Excludes receivables held for sale of $43 million.
The table below presents, for the receivables, debt securities, and real estate related holdings of our Portfolio and our interest-bearing liabilities inclusive of our short-term commercial paper issuances and revolving credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$66	$63	$132	$130
Average balance of receivables	$3,153	$3,041	$3,114	$3,110
Average interest rate of receivables	8.4%	8.3%	8.5%	8.3%
Interest income, debt securities	$—	$—	$—	$—
Average balance of debt securities	$10	$9	$9	$9
Average interest rate of debt securities	5.3%	4.5%	4.9%	7.5%
Rental income	$—	$—	$—	$2
Average balance of real estate	$3	$3	$3	$46
Average yield on real estate	11.1%	11.1%	11.1%	8.3%
Average balance of receivables, debt securities, and real estate	$3,166	$3,052	$3,126	$3,165
Average yield from receivables, debt securities, and real estate	8.4%	8.3%	8.5%	8.3%
Debt
Interest expense (1)	$69	$60	$134	$121
Average balance of debt	$4,776	$4,218	$4,666	$4,299
Average cost of debt	5.8%	5.6%	5.7%	5.6%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of June 30, 2025:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,081	$321	$1,340	$938	$482
Debt securities	13	1	7	3	2

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of June 30, 2025,
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2025,
•the Performance Ratings of our Portfolio, and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our financial statements in this Form 10-Q. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2059.

Results of Operations
Comparison of the Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

	Three months ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$67,441	$62,862	$4,579	7%
Gain on sale of assets	7,829	25,795	(17,966)	(70)%
Management fees and retained interest income	8,988	5,218	3,770	72%
Origination fee and other income	1,427	642	785	122%
Total Revenue	85,685	94,517	(8,832)	(9)%
Expenses
Interest expense	79,746	59,530	20,216	34%
Provision for loss on receivables and retained interests in securitization trusts	1,038	(4,198)	5,236	(125)%
Compensation and benefits	18,131	20,814	(2,683)	(13)%
General and administrative	6,497	7,955	(1,458)	(18)%
Total expenses	105,412	84,101	21,311	25%
Income (loss) before equity method investments	(19,727)	10,416	(30,143)	(289)%
Income (loss) from equity method investments	157,680	26,874	130,806	487%
Income (loss) before income taxes	137,953	37,290	100,663	270%
Income tax (expense) benefit	(38,158)	(10,346)	(27,812)	269%
Net income (loss)	$99,795	$26,944	$72,851	270%

•Net income increased by $73 million due primarily to an increase in income from equity method investments of $131 million, offset by a decrease in revenue of $9 million, an increase in total expenses of $21 million, and a $28 million increase in income tax expense.
•Total revenue decreased by $9 million due to an $18 million decrease in gain on sale income, the result of a change in the mix and timing of assets being securitized. Interest and rental income increased by $5 million due to higher asset yields on a higher average asset balance. Management fees and retained interest income increased by $4 million due to additional assets added to a co-investment structure. Origination fee and other income increased by $1 million due to fees recognized on the origination of assets within a co-investment structure.
•Interest expense increased by $20 million due to the write-off of debt issuance costs and fees incurred associated with the repurchase of the 2026 and 2027 notes in the amount of $11 million, as well as to a larger average outstanding debt balance and a higher average interest rate. We recorded a $1 million provision for loss on receivables and retained interests in securitization trusts, driven primarily by changes in loan specific assumptions used to calculate reserves for certain receivables.
•Compensation and benefits expenses decreased by $3 million primarily due to the prior period acceleration of share-based compensation related to those employees who met the age and years of service criteria of our retirement policy which did not recur in the current period.
•Income (loss) from equity method investments increased by $131 million primarily due to higher HLBV allocations in the current period of income related to tax credits allocated to other investors in solar projects, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project.
•Income tax expense increased by $28 million primarily due to higher pre-tax book income.

Comparison of the Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$133,918	$133,400	$518	—%
Gain on sale of assets	26,497	54,405	(27,908)	(51)%
Management fees and retained interest income	15,987	10,116	5,871	58%
Origination fee and other income	6,224	2,411	3,813	158%
Total Revenue	182,626	200,332	(17,706)	(9)%
Expenses
Interest expense	144,424	121,403	23,021	19%
Provision for loss on receivables and retained interests in securitization trusts	4,850	(2,177)	7,027	(323)%
Compensation and benefits	43,110	41,490	1,620	4%
General and administrative	15,874	17,007	(1,133)	(7)%
Total expenses	208,258	177,723	30,535	17%
Income (loss) before equity method investments	(25,632)	22,609	(48,241)	(213)%
Income (loss) from equity method investments	245,667	185,424	60,243	32%
Income (loss) before income taxes	220,035	208,033	12,002	6%
Income tax (expense) benefit	(62,055)	(56,541)	(5,514)	10%
Net income (loss)	$157,980	$151,492	$6,488	4%
•Net income increased by $6 million due to an increase in income from equity method investments of $60 million, offset by a decrease in total revenue of $18 million, an increase in total expenses of $31 million and an increase in income tax expense of $6 million.
•Total revenue decreased by $18 million due to a $28 million decrease in gain on sale of assets, driven by a change in the mix and timing of assets being securitized, including the balance sheet rotation of certain land and government receivable assets in the prior period which did not recur. This was partially offset by increases to management fees and retained interest income and origination fee and other income, due to higher fees recognized due to increased investment in a co-investment structure.
•Interest expense increased by $23 million primarily due to the write-off of debt issuance costs and fees incurred associated with the repurchase of the 2026 and 2027 notes in the amount of $11 million, as well as a larger average outstanding debt balance and a higher average interest rate. We recorded a provision for loss on receivables of $5 million driven primarily by changes in macroeconomic assumptions used to predict future credit losses.
•Income from equity method investments increased by $60 million primarily due to allocations of income related to tax credits allocated to other investors in solar projects, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project.
•Income tax expense increased by $6 million primarily due to larger income before income taxes driven primarily by income from equity method investments discussed above.
Non-GAAP Financial Measures
We consider the following non-GAAP financial measures useful to investors as key supplemental measures of our performance: (1) adjusted earnings, (2) adjusted recurring net investment income, (3) managed assets, and (4) adjusted cash from operations plus other portfolio collections. These non-GAAP financial measures should be considered along with, but not as alternatives to, net income or loss as measures of our operating performance. These non-GAAP financial measures, as calculated by us, may not be comparable to similarly named financial measures as reported by other companies that do not define such terms exactly as we define such terms.

Adjusted Earnings
We calculate adjusted earnings as GAAP net income (loss) excluding non-cash equity expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses or (gains) from modification or extinguishment of debt facilities, non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our adjusted earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, adjusted earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
Certain of our equity method investments in renewable energy and energy efficiency projects are structured using typical partnership “flip” structures where the investors with cash distribution preferences receive a pre-negotiated return consisting of priority distributions from the project cash flows, in many cases, along with tax attributes. Tax equity investors typically realize a large portion of their return through an allocation of the majority of tax attributes, such as tax depreciation and tax credits, as such credits are realized by the project. Once this preferred return is achieved, the partnership “flips” and the common equity investor, often the operator or sponsor of the project, receives more of the cash flows through its equity interests while the previously preferred investors retain an ongoing residual interest. We have made investments in both the preferred and common equity of these structures. Given our equity method investments are in project companies, they typically have a finite expected life. We typically negotiate the purchase prices of our equity investments based on our underwritten project cash flows discounted back to a net present value, based on a target investment rate, with the cash flows to be received in the future reflecting both a return on the capital (at the investment rate) and a return of the capital we have committed to the project. We use a similar approach in the underwriting of our receivables.
Under GAAP, we account for these equity method investments utilizing the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The amount received in a liquidation is typically based on the negotiated profit and loss allocation, which may differ from the allocation of distributable cash in any given period. The amount allocated to a tax equity investor during the hypothetical liquidation is typically reduced over time as tax attributes are allocated to them and they achieve portions of their preferred return. Accordingly, tax equity investors are allocated losses as they receive tax benefits, while the sponsors of the project and other investors subordinate to tax equity are allocated gains of a similar amount. Tax equity investors can generally elect either investment tax credits or production tax credits, which are each recognized over different time periods. This results in different HLBV income profiles despite the fact that cash allocations are typically not directly impacted by such a tax credit election. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations in a given period.
The application of the HLBV method described above, results in GAAP income or loss in any one period that is often significantly different from the economic returns achieved from the investment in any one period as a result of the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations. Thus, in calculating adjusted earnings, we adjust GAAP net income (loss) for certain of our investments where there are characteristics as described above to take into account our calculation of the return on capital (based upon the underwritten investment rate), as adjusted to reflect the performance of the project and the cash distributed. In calculating the underwritten investment rate, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our adjusted earnings measure is an important supplement to the income (loss) from equity method investments as determined under GAAP that helps investors understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in millions)
Income (loss) under GAAP	$158	$27	$246	$185

Collections of Adjusted earnings	$53	$18	$73	$31
Return of Capital	15	1	21	4
Cash collected	$68	$19	$94	$35
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
The table below provides a reconciliation of our GAAP net income (loss) to adjusted earnings for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$98,445	$0.74	$26,540	$0.23	$155,057	$1.18	$149,566	$1.22
Adjustments:
Reverse GAAP (income) loss from equity method investments	(157,680)		(26,874)		(245,667)		(185,424)
Adjusted income from equity method investments (2)	79,094		59,291		148,956		114,753
Elimination of proportionate share of fees earned from co-investment structures (3)	(1,572)		(111)		(4,275)		(111)
Equity-based expenses	5,595		8,282		18,272		17,341
Provision for loss on receivables (4)	1,038		(4,198)		4,850		(2,177)
Loss (gain) on debt modification or extinguishment	10,557		—		10,878		—
Amortization of intangibles	3		3		7		174
Non-cash provision (benefit) for income taxes	38,158		10,346		62,055		56,541
Current year earnings attributable to non-controlling interest	1,350		404		2,923		1,926
Adjusted earnings	$74,988	$0.60	$73,683	$0.63	$153,056	$1.23	$152,589	$1.31
Shares for adjusted earnings per share (5)	125,312,458		117,506,065		123,970,466		116,453,108
(1)The per share data reflects the GAAP diluted earnings per share and is the most comparable GAAP measure to our adjusted earnings per share.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)This adjustment is to eliminate the intercompany portion of both up-front origination fees and ongoing asset management received from co-investment structures that for GAAP net income is included in the Equity method income line item. Since we remove GAAP Equity method income for purposes of our Adjusted Earnings metric, we add back the eliminations through this adjustment.
(4)In addition to these provisions, in the six months ended June 30, 2024, we concluded that an equity method investment, along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with this investment is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
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
Adjusted Recurring Net Investment Income
We have a Portfolio of investments that we finance using a combination of debt and equity, and we also generate recurring income from our retained interests in securitization trusts and from ongoing management fees from our securitization trusts and our co-investment vehicle. We calculate adjusted recurring net investment income as shown in the table below by adjusting GAAP-based net investment income for those earnings adjustments that are applicable to adjusted recurring net investment income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing and from our asset management activities. Our management also uses adjusted recurring net investment income in this way. Our non-GAAP adjusted recurring net investment income measure may not be comparable to similarly titled measures used by other companies. This measure also differs from our previously reported “Adjusted Net Investment Income”, as Adjusted Net Investment Income did not include Management fees and retained interest income. For further information on the adjustments between GAAP-based net investment income and adjusted recurring net investment income, see the discussion above related to Adjusted Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Interest and rental income	$67,441	$62,862	$133,918	$133,400
Management fees and retained interest income	8,988	5,218	15,987	10,116
Interest expense	(79,746)	(59,530)	(144,424)	(121,403)
GAAP-based net investment income (loss) (1)	(3,317)	8,550	5,481	22,113
Adjusted income from equity method investments (2)	79,094	59,291	148,956	114,753
Loss (gain) on debt modification or extinguishment	10,557	—	10,878	—
Amortization of real estate intangibles	3	3	7	174
Elimination of proportionate share of management fees earned from co-investment structures (3)	(1,013)	(111)	(1,763)	(111)
Adjusted recurring net investment income	$85,324	$67,733	$163,559	$136,929
(1)GAAP-based net investment income (loss) as reported in previous periods was not defined to include Management fees and retained interest income. It has been included here in comparative periods to reflect the new definition.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)GAAP net income includes an elimination of the intercompany portion of management fees received from co-investment structures in the Equity method income line item. Since GAAP Equity method income is not a component of this metric, we include the elimination of the management fee through this adjustment.
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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	June 30, 2025	December 31, 2024
	(in millions)
Equity method investments	$4,083	$3,612
Receivables, net of allowance	3,026	2,896
Receivables held-for sale	43	76
Real estate and debt securities	16	10
GAAP-based Portfolio	7,168	6,594
Assets held in securitization trusts	6,901	6,809
Assets held in co-investment structures (1)	550	$300
Managed Assets	$14,619	$13,703
(1)Total assets in co-investment structures are $1.1 billion as of June 30, 2025. Not included in this amount is an additional $310 million related to closed transactions not yet funded as of June 30, 2025.
The following shows our Managed Assets by asset class as of June 30, 2025:

Public Sector, 36%
Commercial & Industrial, 4%
Community Solar, 4%
Other, 3%
Fuels, Transport, & Nature, 7%
Residential Solar & Storage, 17%
Onshore Wind, 8%
Grid-connected Solar & Storage, 21%

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

Adjusted Cash from Operations plus Other Portfolio Collections also differs from Net cash provided by (used in) investing activities in that it excludes many of the uses of cash used in our investing activities such as Equity method investments, Purchases of and investments in receivables, Purchases of debt securities, and Collateral provided to and received from hedge counterparties. In addition, Adjusted Cash from Operations plus Other Portfolio Collections is not comparable to Net cash provided by (used in) financing activities in that it excludes many of our financing activities such as proceeds from common stock issuances and borrowings and repayments of unsecured debt. We evaluate Adjusted Cash from Operations plus Other Portfolio Collections on a trailing twelve month (“TTM”) basis, as cash collections during any one quarter may not be comparable to other single quarters due to, among other reasons, the seasonality of projects operations and the timing of disbursement and payment dates. Cash available for reinvestment is a non-GAAP measure which is calculated as Adjusted Cash from Operations Plus Other Portfolio Collections less dividend and distribution payments made during the period. We believe Cash available for reinvestment is useful as a measure of our ability to make incremental investments from reinvested capital after factoring in all necessary cash outflows to operate the business. Management uses Cash available for reinvestment in this way, and we believe that our investors use it in a similar fashion.

			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	June 30, 2025	June 30, 2024	June 30, 2025
	(in thousands)
Net cash provided by operating activities	$99,689	$5,852	$42,450	$(3,886)	$52,188
Changes in receivables held-for-sale	(51,538)	29,273	4,285	6,750	26,808
Equity method investment distributions received (1)	30,140	39,142	19,529	11,426	47,245
Proceeds from sales of equity method investments	—	9,472	—	2,107	7,365
Principal collections from receivables	197,784	600,652	172,080	470,788	301,944
Proceeds from sales of receivables	7,634	171,991	8,344	99,166	81,169
Proceeds from sales of land	—	115,767	—	115,767	—
Principal collections from debt securities (2)	3,805	47	253	(75)	375
Proceeds from the sale of a previously consolidated VIE (2)	—	5,478	—	—	5,478
Proceeds from sales of debt securities and retained interests in securitization trusts	—	5,390	—	—	5,390
Principal payments on non-recourse debt	(21,606)	(72,989)	(4,950)	(69,958)	(7,981)
Adjusted Cash from Operations plus Other Portfolio Collections	265,908	910,075	241,991	632,085	519,981
Less: Dividends	(159,786)	(192,269)	(102,443)	(93,280)	(201,432)
Cash Available for Reinvestment	$106,122	$717,806	$139,548	$538,805	$318,549
(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statement of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.

			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	June 30, 2025	June 30, 2024	June 30, 2025
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	442,322	891,250	371,021	603,545	658,726
Cash collected from sale of assets (1)	34,034	325,051	23,434	226,086	122,399
Cash used for compensation and benefit expenses and general and administrative expenses	(78,681)	(85,519)	(51,858)	(48,798)	(88,579)
Interest paid (2)	(138,418)	(172,679)	(128,739)	(90,836)	(210,582)
Management fees and retained interest income and origination fees and other income	26,506	33,044	20,919	9,988	43,975
Principal payments on non-recourse debt	(21,606)	(72,989)	(4,950)	(69,958)	(7,981)
Other	1,751	(8,083)	12,164	2,058	2,023
Adjusted Cash from Operations plus Other Portfolio Collections	$265,908	$910,075	$241,991	$632,085	$519,981
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2)    For the six months and TTM ended June 30, 2025, interest paid includes an $18 million benefit from the settlement of a derivative which was designated as a cash flow hedge. For the six months and TTM ended June 30, 2024, interest paid includes a $19 million benefit from the settlement of a derivative which was designated as a cash flow hedge.
Other Metrics
Portfolio Yield
We calculate portfolio yield as the weighted average underwritten yield of the investments in our Portfolio as of the end of the period. Underwritten yield is the rate at which we discount the expected cash flows from the assets in our Portfolio to determine our purchase price. In calculating underwritten yield, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe that portfolio yield provides an additional metric to understand certain characteristics of our Portfolio as of a point in time. Our management uses portfolio yield this way and we believe that our investors use it in a similar fashion to evaluate certain characteristics of our Portfolio compared to our peers, and as such, we believe that the disclosure of portfolio yield is useful to our investors. Our Portfolio Yield measure may not be comparable to similarly titled measures used by other companies.
Our Portfolio totaled approximately $7.2 billion as of June 30, 2025. Unlevered portfolio yield was 8.3% as of June 30, 2025 and 8.3% as of December 31, 2024. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of June 30, 2025.

Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten year period ending June 30, 2025. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of June 30, 2025 is:

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
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of June 30, 2025
(in millions)
Unrestricted cash	$87
Unused capacity under our unsecured revolving credit facility (1)	1,185
Unused capacity under our Credit-enhanced Commercial Paper Program	125
Total liquidity	$1,397
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. As of June 30, 2025, that reserved capacity was $357 million, and we have presented the capacity under our unsecured revolving credit facility of $1.5 billion as reduced by that amount.
Capital markets activity during the six months ended June 30, 2025
During the six months ended June 30, 2025, we increased the available capacity available under our unsecured revolving credit facility to $1.55 billion, adding two additional banks. We issued $600 million of senior unsecured notes due 2031 and $400 million of senior unsecured notes due 2035, and used proceeds of the notes to complete a cash tender offer to repurchase $400 million and $300 million of senior unsecured notes due 2026 and 2027 respectively. We repaid $220 million of Convertible Notes with existing liquidity, and issued $120 million in equity.
As discussed in Note 8 to our financial statements in this Form 10-Q, we entered into a strategic partnership with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each have committed to invest $1 billion in eligible projects over an 18 month period, of which $476 million remains to be funded by each of us as of June 30, 2025. The commitment period was extended to 30 months in May 2025 to allow additional time to invest the proceeds of senior notes to be issued by CCH1. Such senior notes allow CCH1 to invest in assets in amounts incremental to commitments of the investors.

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
As of June 30, 2025, the maturity profile of our long-term recourse debt obligations is shown in the table below. Amounts exclude $357 million principal amount of commercial paper notes which mature in 2025, as we have reserved capacity under our credit facility for such amounts as described above.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
Senior Unsecured Notes
Term Loans
Convertible Notes

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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of June 30, 2025, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 97% as of June 30, 2025, which is at upper-end of our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	June 30, 2025	% of Total	December 31, 2024	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$140	3%	$—	—%
Fixed-rate debt (2)	4,575	97%	4,400	100%
Total debt	$4,715	100%	$4,400	100%
Equity	$2,589		$2,405
Leverage	1.8 to 1		1.8 to 1

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
While we generally intend to hold our target assets that we do not securitize upon acquisition as long term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives and to adapt to market conditions. The timing and impact of future sales of receivables and debt securities, if any, cannot be predicted with any certainty.
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
Sources and Uses of Cash
We had approximately $104 million and $150 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2025 and December 31, 2024, respectively. The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted cash from operations plus other portfolio collections was $242 million for the six months ended June 30, 2025.

	For the six months ended,
	June 30, 2025	June 30, 2024
	(in millions)
Cash provided by (used in) operating activities	$42	$(4)
Cash provided by (used in) investing activities	(384)	185
Cash provided by (used in) financing activities	295	(95)
Increase (decrease) in cash and cash equivalents	$(47)	$86

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the six months ended June 30, 2025 was $46 million higher than the same period ended June 30, 2024. Net income was $6 million higher in the current period, and there were higher adjustments to net income of $40 million when compared to the prior period.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the six months ended June 30, 2025 was $569 million lower than the same period ended June 30, 2024. We invested $131 million more in equity method investments and collected $299 million less in principal from receivables in the period ended June 30, 2025 than the same period in the prior year. In the prior year, we sold $116 million of real estate, which did not recur in the current period, and sold $91 million fewer receivables in the current period. These changes were offset by $60 million less invested in receivables than in the same period in the prior year.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the six months ended June 30, 2025 was $390 million higher than the same period ended June 30, 2024. We had higher net borrowings from our revolving credit facility and commercial paper notes of $262 million compared to the prior period. We had higher net borrowings from senior unsecured notes of $91 million in the current period. In the prior period, we had higher net repayments of $300 million principal related to term loans than in the current period. These amounts were offset by $200 million principal payments on Convertible Notes made in the current period.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. Other than our retained interests in securitization trusts (including any outstanding servicer advances) of approximately $272 million as of June 30, 2025, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q. We have made certain loans to equity method investees which we describe in Note 6 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2025, we carried only our debt securities, retained interests in securitization trusts, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our debt securities, retained interests in securitization trusts, and derivatives that are carried on our balance sheet at fair value as of June 30, 2025, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $4.6 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $140 million of debt with variable interest rates outstanding as of June 30, 2025, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $140 million in floating-rate borrowings by $175 thousand. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2025, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2025, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2025, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2025. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2/3/2025	615	$27.56	N/A	N/A
3/5/2025	13,191	28.53	N/A	N/A
4/3/2025	462	29.05	N/A	N/A
5/15/2025	20,651	28.35	N/A	N/A

There were 81,498 OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2025.
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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

4.10
Indenture, dated as of June 24, 2025 by and among HA Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.11
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated June 24, 2025 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.150% Green Senior Unsecured Note due 2031 and 6.750% Green Senior Unsecured Note due 2035) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

10.1*	Form of Offer Letter to be used between the Company and certain executives
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 8, 2025	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: August 8, 2025	/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

Date: August 8, 2025	/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President