Form 10-Q
period 2025-09-30
HA Sustainable Infrastructure Capital, Inc.
filed 2025-11-07
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 126,527,736 shares of common stock, par value $0.01 per share, outstanding as of November 4, 2025 (which includes 448,544 shares of unvested restricted common stock).

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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$301,824	$129,758
Equity method investments	4,135,445	3,612,394
Receivables, net of allowance of $58 million and $50 million, respectively	3,093,573	2,895,837
Receivables held-for-sale (includes $191 million and $0 million at fair value)	235,153	75,556
Real estate and available-for-sale debt securities	78,054	9,802
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	278,356	248,688
Other assets	81,561	108,210
Total Assets	$8,203,966	$7,080,245
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$329,082	$275,639
Credit facilities	161,196	1,001
Commercial paper notes	670,484	100,057
Term loans payable	391,733	407,978
Non-recourse debt (secured by assets of $308 million and $307 million, respectively)	123,365	131,589
Senior unsecured notes	3,443,024	3,139,363
Convertible notes	399,211	619,543
Total Liabilities	5,518,095	4,675,170
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 126,073,482 and 118,960,353 shares issued and outstanding, respectively	1,261	1,190
Additional paid-in capital	2,794,548	2,592,964
Accumulated deficit	(215,500)	(297,499)
Accumulated other comprehensive income (loss)	24,677	40,101
Non-controlling interest	80,885	68,319
Total Stockholders’ Equity	2,685,871	2,405,075
Total Liabilities and Stockholders’ Equity	$8,203,966	$7,080,245

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Interest and rental income	$68,976	$64,151	$202,894	$197,551
Gain on sale of assets	24,898	7,678	51,395	62,084
Management fees and retained interest income	8,424	9,082	24,412	19,197
Origination fee and other income	766	1,054	6,989	3,466
Total revenue	103,064	81,965	285,690	282,298
Expenses
Interest expense	71,481	59,401	215,904	180,804
Provision (benefit) for loss on receivables and retained interests in securitization trusts	3,026	1,233	7,876	(944)
Compensation and benefits	27,388	17,221	70,498	58,711
General and administrative	6,326	6,993	22,201	24,001
Total expenses	108,221	84,848	316,479	262,572
Income (loss) before equity method investments	(5,157)	(2,883)	(30,789)	19,726
Income (loss) from equity method investments	124,560	(23,405)	370,227	162,019
Income (loss) before income taxes	119,403	(26,288)	339,438	181,745
Income tax (expense) benefit	(34,497)	7,112	(96,552)	(49,429)
Net income (loss)	$84,906	$(19,176)	$242,886	$132,316
Net income (loss) attributable to non-controlling interest holders	1,649	440	4,572	2,367
Net income (loss) attributable to controlling stockholders	$83,257	$(19,616)	$238,314	$129,949
Basic earnings (loss) per common share	$0.66	$(0.17)	$1.94	$1.12
Diluted earnings (loss) per common share	$0.61	$(0.17)	$1.79	$1.09
Weighted average common shares outstanding—basic	124,590,160	116,584,392	121,848,113	114,518,199
Weighted average common shares outstanding—diluted	139,610,248	116,584,392	138,403,054	129,562,463
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$84,906	$(19,176)	$242,886	$132,316
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax benefit (provision) of $0.8 million and $(1.7) million for the three and nine months ended September 30, 2025 and $(4.5) million and $(1.3) million for the three and nine months ended September 30, 2024	447	13,547	7,754	3,897
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $2.3 million and $8.1 million for the three and nine months ended September 30, 2025 and $16.1 million and $3.1 million for the three and nine months ended September 30, 2024	(6,635)	(47,520)	(23,475)	(9,624)
Comprehensive income (loss)	78,718	(53,149)	227,165	126,589
Less: Comprehensive income (loss) attributable to non-controlling interest holders	1,522	(18)	4,275	2,267
Comprehensive income (loss) attributable to controlling stockholders	$77,196	$(53,131)	$222,890	$124,322

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635
Net income (loss)	—	—	—	83,257	—	1,649	84,906
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	450	(3)	447
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(6,511)	(124)	(6,635)
Issued shares of common stock	2,436	25	67,270	—	—	—	67,295
Equity-based compensation	—	—	1,373	—	—	4,377	5,750
Other	59	—	2,269	—	—	(2,422)	(153)
Dividends and distributions	—	—	—	(53,365)	—	(1,009)	(54,374)
Balance at September 30, 2025	126,073	$1,261	$2,794,548	$(215,500)	$24,677	$80,885	$2,685,871

Balance at June 30, 2024	115,152	$1,152	$2,467,512	$(249,277)	$41,052	$62,728	$2,323,167
Net income (loss)	—	—	—	(19,616)	—	440	(19,176)
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	13,357	190	13,547
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(46,872)	(648)	(47,520)
Issued shares of common stock	3,041	30	97,678	—	—	—	97,708
Equity-based compensation	—	—	1,118	—	—	3,001	4,119
Issuance (repurchase) of vested equity-based compensation shares	2	—	(36)	—	—	—	(36)
Other	—	—	1,382	—	—	—	1,382
Dividends and distributions	—	—	—	(49,191)	—	(901)	(50,092)
Balance at September 30, 2024	118,195	$1,182	$2,567,654	$(318,084)	$7,537	$64,810	$2,323,099

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	238,314	—	4,572	242,886
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	7,626	128	7,754
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(23,050)	(425)	(23,475)
Issued shares of common stock	6,920	69	189,954	—	—	—	190,023
Equity-based compensation	—	—	3,756	—	—	17,414	21,170
Other	193	2	7,874	—	—	(6,052)	1,824
Dividends and distributions	—	—	—	(156,315)	—	(3,071)	(159,386)
Balance at September 30, 2025	126,073	$1,261	$2,794,548	$(215,500)	$24,677	$80,885	$2,685,871

Balance at December 31, 2023	112,174	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	129,949	—	2,367	132,316
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	3,830	67	3,897
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(9,458)	(166)	(9,624)
Issued shares of common stock	5,997	60	182,119	—	—	—	182,179
Equity-based compensation	—	—	3,145	—	—	15,857	19,002
Issuance (repurchase) of vested equity-based compensation shares	24	—	(502)	—	—	—	(502)
Other	—	—	1,382	—	—	—	1,382
Dividends and distributions	—	—	—	(144,497)	—	(2,679)	(147,176)
Balance at September 30, 2024	118,195	$1,182	$2,567,654	$(318,084)	$7,537	$64,810	$2,323,099

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$242,886	$132,316
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	7,876	(944)
Depreciation and amortization	596	690
Amortization of financing costs	11,507	12,994
Equity-based expenses	24,023	19,002
Equity method investments	(235,764)	(122,042)
Non-cash gain on securitization	(34,376)	(58,978)
(Gain) loss on sale of receivables and debt securities	—	7,717
Loss on debt extinguishment	10,850	—
Changes in receivables held-for-sale	(175,462)	(16,763)
Changes in accounts payable and accrued expenses	77,078	69,357
Change in accrued interest on receivables and debt securities	(34,543)	(52,244)
Cash received (paid) upon hedge settlement	17,696	19,261
Other	8,277	7,689
Net cash provided by (used in) operating activities	(79,356)	18,055
Cash flows from investing activities
Equity method investments	(341,933)	(200,202)
Equity method investment distributions received	52,258	26,705
Proceeds from sales of equity method investments	—	2,107
Purchases of and investments in receivables	(627,921)	(501,548)
Principal collections from receivables	460,830	508,704
Proceeds from sales of receivables	8,344	124,150
Proceeds from sale of real estate	—	115,767
Purchases of debt securities and retained interests in securitization trusts	(70,558)	(10,537)
Collateral provided to hedge counterparties	(5,670)	(26,380)
Collateral received from hedge counterparties	5,860	16,150
Other	7,803	(845)
Net cash provided by (used in) investing activities	(510,987)	54,071
Cash flows from financing activities
Proceeds from credit facilities	580,000	831,792
Principal payments on credit facilities	(420,000)	(1,116,792)
Proceeds from issuance of term loan	—	250,000
Principal payments on term loan	(17,868)	(563,148)
Proceeds from issuance of non-recourse debt	—	94,000
Principal payments on non-recourse debt	(6,484)	(72,302)
Proceeds from (repayments of) commercial paper notes	572,000	(12,000)
Proceeds from issuance of senior unsecured notes	996,174	900,355
Principal payments on convertible notes	(200,000)	—
Redemption of senior unsecured notes	(700,000)	(400,000)
Net proceeds of common stock issuances	187,170	179,722
Payments of dividends and distributions	(155,627)	(142,178)
Redemption premium paid	(8,395)	—
Payment of financing costs	(10,193)	(27,100)
Collateral provided to hedge counterparties	(124,340)	(134,150)
Collateral received from hedge counterparties	71,890	124,700
Other	(5,453)	(1,471)
Net cash provided by (used in) financing activities	758,874	(88,572)
Increase (decrease) in cash, cash equivalents, and restricted cash	168,531	(16,446)
Cash, cash equivalents, and restricted cash at beginning of period	150,156	75,082
Cash, cash equivalents, and restricted cash at end of period	$318,687	$58,636
Interest paid	$211,085	$142,808
Supplemental disclosure of non-cash activity
Interests retained from securitization transactions	$15,164	$31,662
Equity method investments retained from securitization and deconsolidation transactions	—	32,564
Equity method investments retained from sale of assets upon establishment of co-investment structure	—	54,655
Deconsolidation of non-recourse debt	—	51,233
Deconsolidation of assets pledged for non-recourse debt	—	51,761
Removal of deferred financing obligation upon securitization	29,051	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2025

1.The Company
HA Sustainable Infrastructure Capital, Inc. (the “Company”), actively partners with clients to deploy real assets that facilitate the energy transition. The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.”
Our investments take various forms, including equity, joint ventures, land ownership, lending, and other financing transactions. We refer to the income-producing assets that we hold on our balance sheet as our “Portfolio.” Our Portfolio includes equity investments in either preferred or common structures in unconsolidated entities, receivables, and debt securities. We generate recurring income from net investment income from our Portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions and broker/dealer services.
We finance our business through cash on hand, secured and unsecured debt, convertible securities, or equity issuances and may also decide to finance such transactions through the use of off-balance sheet securitization or syndication structures.
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). We operate our business through, and along with two of our wholly owned subsidiaries, serve as the general partners of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine-month periods ended September 30, 2025 and 2024, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Since we have assessed that we have power over and receive the benefits from those special purpose entities that are formed for the purpose of holding our assets on our balance sheet, we have concluded we are the primary beneficiary of those entities and should consolidate them under the provisions of ASC 810. We also have certain subsidiaries we deem to be voting interest entities that we control through our ownership of voting interests and accordingly consolidate.
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
We evaluate quarterly whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statement as an impairment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, and near-term prospects of the issuer; specific events; and other factors.
Receivables
Receivables include project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including our liquidity needs and economic and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we have classified as held-for-sale at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may include the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and debt securities in the operating section of our statement of cash flows. We may enter into real estate transactions which may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our receivables as described herein. Receivables are typically eligible for the fair value option, an election which is made on an investment by investment basis, and the associated unrealized gain or loss is recorded as a component of net income in our statements of operations.
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
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by Topic 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves held by the project, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions, as applicable. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period.
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
Debt securities
Debt securities are loans that meet the criteria of ASC 320, Investments-Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to be credit related, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. When a security is sold, we reclassify the AOCI to earnings based on specific identification. Our initial investment and principal repayments of these debt securities are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.
We evaluate our debt securities for impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Our impairment assessment is a subjective process requiring the use of judgments and assumptions. Accordingly, we regularly evaluate the extent and impact of any credit deterioration associated with the financial and operating performance and value of the underlying project. We consider several qualitative and quantitative factors in our assessment. The primary factor in our assessment is the current fair value of the security, while other factors include changes in the credit rating, performance of the underlying project, key terms of the transaction, the value of any collateral and any support provided by the sponsor or guarantor.
To the extent that we have identified an impairment for a security and do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we will recognize only the credit component of the unrealized loss in earnings by recording an allowance against the amortized cost of the asset as required by Topic 326. We determine the credit component using the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.
To the extent we hold securities with a fair value less than the amortized cost and we have made the decision to sell the security or it is more likely than not that we will be required to sell the security prior to recovery of its amortized cost basis, we recognize the entire portion of the impairment in earnings.
Premiums or discounts on securities are amortized or accreted into interest income using the effective interest method.
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
We account for our retained interests in securitization trusts similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in AOCI pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to these assets is recognized using the effective interest rate method and included in securitization income in our income statement. These assets are evaluated for impairment on a quarterly basis under Topic 326. Such assets are impaired if their fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Retained interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before November 7, 2025, and effective after September 30, 2025, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2025 and December 31, 2024, our retained interests in securitization trusts, our derivatives, receivables for which we have elected the fair value option, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.

The tables below state the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, the inputs to which consist of base interest rates and spreads over base rates. Spreads are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Unsecured Notes (as defined below) and Convertible Notes are valued using a market-based approach and observable prices. The receivables held-for-sale, if any and excluding those on which we have elected the fair value option, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of September 30, 2025
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,989	$3,094	Level 3
Receivables held-for-sale (1)	242	235	Level 3
Debt securities (2)	75	75	Level 3
Retained interests in securitization trusts (3)	278	278	Level 3
Derivative assets	20	20	Level 2
Liabilities (4)
Credit facilities	$161	$161	Level 3
Commercial paper notes	670	670	Level 3
Term loans payable	397	397	Level 3
Non-recourse debt	127	126	Level 3
Senior unsecured notes	3,507	3,467	Level 2
Convertible Notes	506	405	Level 2
Derivative liabilities	7	7	Level 2
(1)Included in our receivables held-for-sale balance as of September 30, 2025 are $191 million of receivables for which we have elected the fair value option.
(2)The amortized cost of our debt securities as of September 30, 2025, was $73 million.
(3)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of September 30, 2025 was $325 million.
(4)Fair value and carrying value exclude unamortized financing costs.

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

Receivables held-for-sale carried at fair value
The following table reconciles the beginning and ending balances for our Level 3 receivables held-for-sale for which we have elected the fair value option:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$—	$—	$—	$—
Investments in receivables held-for-sale	170	—	170	—
Unrealized gains (losses) on receivables held-for-sale (1)	21	—	21	—
Balance, end of period	$191	$—	$191	$—
(1)    Included in Gain on sale of assets within our statements of operations and in Non-cash gain on securitization within our statement of cash flows.
We elected fair value on these assets as we intend to securitize them with an institutional investor in the near term, and presenting them at fair value on our balance sheet best presents the economics we expect to realize from such transactions. We valued these assets using a discounted cash flow valuation technique using a weighted average discount rate of 6.5% as of September 30, 2025. The assets have an aggregate unpaid principal amount of $170 million, and no assets are past due.

Debt Securities
The following table reconciles the beginning and ending balances for our Level 3 debt securities that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$13	$7	$7	$7
Purchases of debt securities	65	11	65	11
Unrealized gains (losses) on debt securities recorded in OCI	(3)	—	3	—
Balance, end of period	$75	$18	$75	$18

We had the following debt securities in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
September 30, 2025	$—	$7	$—	$1	—	5
December 31, 2024	—	7	—	1	—	5
(1)    Loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our debt securities, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 3% to 8% as of September 30, 2025 and 3% as of December 31, 2024. The weighted average discount rates used to determine the fair value of our debt securities as of September 30, 2025 and December 31, 2024 were 9.7% and 6.7%, respectively.
Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$272	$238	$249	$219
Accretion of retained interests in securitization trusts	5	5	14	13
Additions to retained interests in securitization trusts	5	3	23	32
Collections from retained interests in securitization trusts	(6)	(6)	(14)	(11)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	2	18	6	5
Balance, end of period	$278	$258	$278	$258

We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
September 30, 2025	$55	$157	$2	$48	21	72
December 31, 2024	67	152	4	52	28	69
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our retained interests in securitization trusts, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of September 30, 2025 and 1% to 6% as of December 31, 2024. The weighted average discount rates used to determine the fair value of our retained interests in securitization trusts as of September 30, 2025 and December 31, 2024 were 7.0% and 7.3%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions. Assets acquired in a business combination, if any, are recorded at their fair value. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Concentration of Credit Risk
Our receivables and debt securities are backed by various projects, the U.S. federal government, and investment grade state and local governments and do not, in our view, represent a significant concentration of credit risk given the large number of diverse off-takers and other obligors of the projects. Additionally, certain of our investments are collateralized by projects concentrated in certain geographic regions throughout the United States. These investments typically have structural credit protections to mitigate our risk exposure and, in most cases, the projects are insured for estimated physical loss, which helps to mitigate the possible risk from these concentrations.
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2025	December 31, 2024
	(in millions)
Cash deposits	$302	$130
Restricted cash deposits (included in other assets)	17	20
Total cash deposits	$319	$150
Amount of cash deposits in excess of amounts federally insured	$317	$148
4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. During the nine months ended September 30, 2025, 137,046 OP units were redeemed by non-controlling interest holders. No OP units were redeemed by non-controlling interest holders during the nine months ended September 30, 2024.

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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Gains on securitizations	$4	$8	$32	$63
Cost of financial assets securitized	33	106	311	864
Proceeds from securitizations	37	114	343	927
Cash received from retained interests in securitization trusts and servicing fees	7	7	18	13
In connection with securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates which consist of base interest rates and spreads over these base rates. Spreads are based on a review of comparable recent transactions and we consider them to be Level 3 unobservable inputs. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.8% to 7.0% for the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, our managed assets totaled $15.0 billion and $13.7 billion, respectively, of which $7.5 billion and $7.1 billion, respectively, were securitized assets held in unconsolidated securitization trusts or other investors’ portions of assets held in co-investment structures. As of September 30, 2025 and December 31, 2024, the securitization trusts held $6.3 billion and $6.2 billion, respectively, of notes due to investors.

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

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$3
Provision for loss on retained interests in securitization trusts	—	—	—	—
Ending balance	$—	$3	$—	$3

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$3	$—	$3
Provision for loss on retained interests in securitization trusts	—	—	—	—
Ending balance	$—	$3	$—	$3
As of September 30, 2025, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
Of our retained interests in securitization trusts, 55% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 45% of our securitization residual assets. These technologies are typically installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6.Our Portfolio
As of September 30, 2025, our Portfolio included approximately $7.5 billion of equity method investments, receivables, real estate and debt securities on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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

The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2025, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2025	$275	$—	$—	$—	$275
2024	87	—	—	—	87
2023	966	—	30	—	996
2022	917	—	—	—	917
2021	290	—	—	—	290
2020	173	—	—	—	173
Prior to 2020	383	31	—	—	414
Total receivables held-for-investment	3,091	31	30	—	3,152
Less: Allowance for loss on receivables	(54)	—	(4)	—	(58)
Net receivables held-for-investment	3,037	31	26	—	3,094
Receivables held-for-sale	232	3	—	—	235
Debt securities and real estate	76	2	—	—	78
Equity method investments (5)	4,107	—	28	—	4,135
Total	$7,452	$36	$54	$—	$7,542
Percent of Portfolio	99%	—%	1%	—%	100%

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

Receivables
As of September 30, 2025, our allowance for losses on receivables was $58 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended September 30, 2025, we increased our reserve by approximately $3 million, driven primarily by loans and loan commitments made during the period.

Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by Topic 326, as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	3,121	349	58	2,911	545	50
Government (2)	$31	$—	$—	$35	$—	$—
Total	$3,152	$349	$58	$2,946	$545	$50
(1)As of September 30, 2025, this category of assets includes $1.6 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. All of our commercial receivables are included in Performance Rating 1 in the Portfolio Performance table above. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $54 million allowance on these $3.1 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of September 30, 2025, our government receivables include $5 million of U.S. federal government transactions and $26 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$55	$—	$48
Provision for loss on receivables	—	3	—	1
Ending balance	$—	$58	$—	$49

	Nine months ended September 30, 2025		Nine months ended September 30, 2024
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$50	$—	$50
Provision for loss on receivables	—	8	—	(1)
Ending balance	$—	$58	$—	$49
We have no receivables on non-accrual status.
The following table provides a summary of our anticipated maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,152	$102	$1,370	$786	$894
Weighted average yield by period	9.2%	10.7%	9.9%	9.2%	7.9%

Debt securities
The following table provides a summary of our anticipated maturity dates of our debt securities and the weighted average yield for each range of maturities as of September 30, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$75	$—	$—	$5	$70
Weighted average yield by period	9.6%	—%	—%	3.1%	10.0%

We had no debt securities that were impaired or on non-accrual status as of September 30, 2025 or December 31, 2024, and no allowances associated with our debt securities.
Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments.

As of September 30, 2025, we held the following equity method investments:

Investee	Carrying Value
(in millions)
Jupiter Equity Holdings LLC	$625
CarbonCount Holdings 1 LLC	576
Daggett Renewable HoldCo LLC	397
Lighthouse Renewable HoldCo 2 LLC	339
Other equity method investments	2,198
Total equity method investments	$4,135
Jupiter Equity Holdings LLC
We have a preferred equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns eight operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.0 gigawatts. In the third quarter of 2025, Jupiter sold a utility-scale wind project back to the project sponsor. Jupiter will record a GAAP loss upon the sale, the amount of which is unknown at this time. We will be allocated a portion of Jupiter’s operating results inclusive of this loss through HLBV during the quarter ended December 31, 2025, due to our one-quarter reporting lag. Through September 30, 2025, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $83 million in loans to Jupiter for both payments related to winter storm Uri as well as for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have preferred equity interests in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through September 30, 2025, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility off-takers.
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
Lighthouse Renewables HoldCo 2 LLC
We have preferred equity interests in Lighthouse Renewables HoldCo 2 LLC (“Lighthouse 2”) which owns three onshore wind and utility-scale solar and solar-plus-storage projects, all developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of the Lighthouse 2 of approximately $420 million through September 30,

2025. Alongside the project sponsor and under terms outlined in the partnership agreement, we have made $16 million in working capital loans to Lighthouse 2 primarily for payments related to winter storm Uri. Those working capital loans are included in our Related Party Transactions disclosures below. The Lighthouse 2 projects feature contracted cash flows with a diversified group of predominately investment grade corporate and university off-takers.
Lighthouse 2 is governed by a limited liability company agreement between us and the sponsor serving as managing member which contains customary terms and conditions. Most major decisions that may impact Lighthouse 2, its subsidiaries or its assets, require a unanimous vote of the representatives present at a meeting of a review committee in which a quorum is present. The review committee is a four-person committee, which includes two of our representatives and two sponsor representatives. Commencing on a certain date following the effective date of the applicable limited liability company agreement, we will be entitled to preferred distributions until certain return targets of each investment are achieved. Subject to customary exceptions, no member of Lighthouse 2 can transfer any of its equity ownership in Lighthouse 2 to a third party without approval of the review committee of Lighthouse 2. We use the equity method of accounting to account for our preferred equity interest in Lighthouse 2, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
Related party transactions
CarbonCount Holdings 1 LLC
We, through our indirect subsidiary, HASI CarbonCount Holdings 1, LLC (“HASI CarbonCount”) and Hoops Midco, LLC (“KKR Hoops”), an investment vehicle managed by an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”), entered into agreements to acquire interests in CarbonCount Holdings 1 LLC (“CCH1”), established to invest in certain eligible climate-positive projects across the United States, as further described below.
HASI CarbonCount and KKR Hoops have each committed $1 billion to CCH1 to be invested in eligible assets during an 18-month investment period. In May 2025, the investment period was extended to 30 months through November 2026. In addition, HASI, through its indirect subsidiaries, HASI Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement”) to provide certain services to CCH1.
CCH1 is governed by a board of directors (the “CCH1 Board”) currently composed of four directors, two of whom are appointed by us and two of whom are appointed by KKR Hoops. Actions of the CCH1 Board generally require the affirmative vote of at least three out of four directors. Pursuant to the Services Agreement, the CCH1 Board has delegated to the Service Providers certain rights and powers to manage the day-to-day business and affairs of CCH1, while retaining control over the significant decision making of CCH1. We account for our investment in CCH1 as an equity method investment.
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
To date, both we and KKR have each funded $524 million of our individual $1 billion commitment amount. As of September 30, 2025, CCH1 contains $1.2 billion book value in assets, 75% of which are receivables or debt securities. In the second quarter of 2025, CCH1 entered into an agreement to issue up to $592 million of senior notes due 2045 pursuant to a note purchase agreement, $250 million of which had been issued as of September 30, 2025. Proceeds from the senior notes will be used to make investments incremental to the $1 billion commitment per investor.
While we do not recognize our income from CCH1 in arrears, CCH1 recognizes income from its equity method investees one quarter in arrears to allow for its receipt of financial information.

Other Related Party Transactions
Of our receivables, approximately $602 million are loans made to entities in which we also have non-controlling equity investments of approximately $1.2 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs upon the execution of the loans. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional renewable energy assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(in millions)
Interest income from related party loans	$15	$21	$51	$60
Additional investments made in related party loans	37	79	132	172
Principal collected from related party loans	259	17	338	260
Interest collected from related party loans	28	15	68	49
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In the first quarter of 2025, we added two new lenders to the existing syndicate and increased the maximum outstanding borrowing amount of this facility to $1.55 billion. The facility matures in April 2028. As of September 30, 2025, there are $161 million outstanding borrowings under the facility and approximately $8 million of remaining unamortized financing costs associated with the unsecured revolving credit facility have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility. The current interest rate on the unsecured revolving credit facility is 5.84%.
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
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper

Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of September 30, 2025, we have $95 million Credit-Enhanced Commercial Paper Notes outstanding under the facility, which bear an average borrowing cost of 4.25%.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of September 30, 2025, we have no remaining unamortized financing costs associated with the program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
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
As of September 30, 2025, we had $577 million principal amount of Standalone Commercial Paper Notes outstanding, which bear an average borrowing cost of 4.98% and mature in 2025.
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
8.Long-term Debt
Senior Unsecured Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Unsecured Notes”). We are in compliance with all covenants as of September 30, 2025 and December 31, 2024. The Senior Unsecured Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Unsecured Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
In June 2025, we issued $600 million principal amount of senior unsecured notes due in 2031 (“2031 Notes”) and $400 million principal amount of senior unsecured notes due in 2035 (“2035 Notes”). We used a portion of the proceeds to complete a cash tender offer to repurchase $400 million principal amount of 2026 Notes for $395 million and $300 million principal amount of 2027 Notes for $314 million, inclusive of accrued interest through the settlement date. The net premium paid of $5 million, the write-off of debt issuance costs of $4 million, and approximately $2 million of expenses incurred in relation to the tender offer, are recorded in interest expense within our consolidated statement of operations.

The following are summarized terms of the Senior Unsecured Notes as of September 30, 2025:

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

The following table presents a summary of the components of the Senior Unsecured Notes:

	September 30, 2025	December 31, 2024
	(in millions)
Principal	$3,425	$3,125
Accrued interest	51	41
Unamortized premium (discount)	(9)	(4)
Less: Unamortized financing costs	(24)	(23)
Carrying value of Senior Unsecured Notes	$3,443	$3,139
The following table presents interest expense related to the Senior Unsecured Notes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Interest Expense	50	40	139	108
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
The following are summarized terms of the Convertible Notes as of September 30, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	17.8724	$55.95	—	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	37.0185	$27.01	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)In the second quarter of 2025, we used $220 million in proceeds from our unsecured revolving line of credit to repay the 2025 Exchangeable Senior Notes inclusive of accrued interest which was paid at maturity in the form of an accreted premium.
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

The following table presents a summary of the components of our Convertible Notes:

	September 30, 2025	December 31, 2024
	(in millions)
Principal	$403	$603
Accrued interest	2	6
Premium	—	18
Less: Unamortized financing costs	(6)	(7)
Carrying value of Convertible Notes	$399	$620
The following table presents interest expense related to our Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Interest Expense	$4	$6	$15	$19
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

CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (the “Unsecured Term Loan Facility”) with a syndicate of banks. Under the Unsecured Term Loan Facility, which matures in 2027, loans can be prepaid without penalty. Principal amounts under the Unsecured Term Loan Facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of September 30, 2025, the applicable margin is 1.875% plus 0.10%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable monthly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
As of September 30, 2025, the outstanding principal and accrued interest balance is $238 million, and the current interest rate is 6.08%. Amounts which were due under the Unsecured Term Loan Facility as of September 30, 2025 are as follows:

Future maturities
(in millions)
October 1, 2025 to December 31, 2025	$3
2026	12
2027	223
Total	238
Less: Unamortized Financing Costs	(3)
Carrying Value	$235
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
Secured Term Loan
We have a secured term loan (the “Secured Term Loan”) with a maturity date of January 2028, under which principal amounts bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. We are required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The Secured Term Loan is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The Secured Term Loan contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The Secured Term Loan also includes customary events of default and remedies.
As of September 30, 2025, the outstanding principal and accrued interest balance is $159 million, the interest rate as of the last rate reset is 6.74%, and we have receivables, retained interests in securitization trusts, and equity method investments pledged with a carrying value of $416 million. Amounts which were due under the Secured Term Loan Facility as of September 30, 2025 are as follows:

Future maturities
(in millions)
October 1, 2025 to December 31, 2025	$2
2026	12
2027	11
2028	134
Total	159
Less: Unamortized Financing Costs	(2)
Carrying Value	$157

Delayed-draw term loan agreement
In November 2025, we entered into an agreement that provides for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn during the period from March 16, 2026 through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, mature on June 15, 2028. The facility has a commitment fee during the availability period, and bears interest at a rate of SOFR or alternative base rate plus applicable margins based on our current credit rating. The current applicable margins are 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans. The delayed-draw term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we can declare. The delayed-draw term loan facility also includes customary events of default and remedies.
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2025	December 31, 2024	Interest Rate	Maturity Date		September 30, 2025	December 31, 2024	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	91	96	6.78%	July 2043	—	271	266	Equity method investments
Other non-recourse debt (1)	35	40	3.15% - 7.23%	2026 to 2032	17	37	41	Receivables
Unamortized financing costs	(3)	(4)
Non-recourse debt (2)	$123	$132
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $308 million and $307 million as of September 30, 2025 and December 31, 2024, respectively. These amounts include $14 million and $20 million of restricted cash pledged for debt service payments as of September 30, 2025 and December 31, 2024, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2025 and December 31, 2024.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.

The stated minimum maturities of non-recourse debt as of September 30, 2025, were as follows:

Future minimum maturities
(in millions)
October 1, 2025 to December 31, 2025	$2
2026	11
2027	14
2028	6
2029	10
2030	7
Thereafter	76
Total minimum maturities	$126
Unamortized financing costs	(3)
Total non-recourse debt	$123

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

Interest Rate Swaps
We have entered into certain derivatives designed to hedge interest rate risk with certain of our floating-rate interest exposures, including floating-rate loans from our Unsecured Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Unsecured Notes. From time to time we may also enter into forward-starting interest rate swaps to hedge interest rate risks associated with incremental debt we expect to issue.
We have entered into the following derivative transactions that are designated as cash flow hedges as of September 30, 2025:

Instrument type		Hedged Rate		Notional Value		Fair Value as of		Term of derivative and forecasted transactions
	Index					September 30, 2025	December 31, 2024
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200		$(4)	$3	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		150	(1)	5	24	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600		15	32	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250		—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	161		(7)	(3)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375		3	11	June 2027 to June 2037
Interest rate swap	Overnight SOFR	3.18% to 3.21%	(3)	250		1	—	March 2026 to March 2031
				$1,986		$13	67
(1)    In the second quarter of 2025, we partially settled $250 million notional of this swap, which previously had a notional value of $400 million, for cash proceeds of approximately $11 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transaction.
(2)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)     Consists of multiple interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of September 30, 2025, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of September 30, 2025, we have posted $7 million of collateral, which is netted against the derivative liability included in accounts payable, accrued expenses, and other on our balance sheet. We hold $4 million of collateral posted by our counterparties which we have netted against the derivative asset which is included in other assets on our balance sheet. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2023	$1
Changes in fair value	95
Amounts released into interest expense	(10)
Ending Balance - December 31, 2024	$86
Changes in fair value	(36)
Amounts released into interest expense	(3)
Ending Balance - September 30, 2025	$47

We expect a net benefit of approximately $3 million to be released out of AOCI into interest expense over the 12 months following September 30, 2025. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and nine months ended September 30, 2025 and 2024, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest expense	$71,481	$59,401	$215,904	$180,804
Benefit (expense) included in interest expense due to hedging activities	1,395	2,817	3,219	8,432
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2025, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. As of September 30, 2025, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of September 30, 2025, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $88 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2026. As of September 30, 2025, our maximum obligation under this guarantee is approximately $104 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $(34) million and $(97) million for the three and nine months ended September 30, 2025, compared to a $7 million and $(49) million income tax benefit (expense) in the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2025 and 2024, our income tax benefit (expense) was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 5% for 2025 and 4% for 2024.

11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2024 and 2025:

Announced Date	Record Date		Pay Date	Amount per share
2/15/2024	4/5/2024		4/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	$0.415
8/1/2024	10/4/2024		10/18/2024	$0.415
11/7/2024	12/30/2024	(1)	1/10/2025	$0.415
2/13/2025	4/4/2025		4/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
8/7/2025	10/3/2025		10/17/2025	$0.420
11/6/2025	12/29/2025	(1)	1/9/2026	$0.420
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2024	ATM	1.193	$25.89	(2)	$31
Q2 2024	ATM	1.662	31.42	(2)	52
Q3 2024	ATM	3.040	32.55	(2)	98
Q4 2024	ATM	0.753	32.01	(2)	24
Q1 2025	ATM	1.629	29.07	(2)	47
Q2 2025	ATM	2.755	26.91	(2)	73
Q3 2025	ATM	2.435	27.94	(2)	67
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2025 to 2029 subject to service, performance and market conditions. During the nine months ended September 30, 2025, our board of directors awarded employees and directors 887,627 shares of restricted stock, restricted stock units and LTIP Units that vest from 2026 to 2029. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and nine months ended September 30, 2025 we recorded $6 million and $21 million of stock based compensation, respectively, compared to $4 million and $19 million during the three and nine months ended September 30, 2024, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $24 million as of September 30, 2025. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 1 year. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	135,667	$33.90	$4.6
Granted	232,837	26.96	6.3
Vested	(44,540)	36.98	(1.7)
Forfeited	(4,584)	27.55	(0.1)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	256,923	28.77	7.4
Vested	(89,196)	29.69	(2.6)
Forfeited	(37,185)	28.01	(1.1)
Ending Balance — September 30, 2025	449,922	$28.46	$12.8
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,912)	68.12	(1.1)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(4,376)	41.64	(0.2)
Forfeited	(26,810)	54.04	(1.4)
Ending Balance — September 30, 2025	47,556	$39.29	$1.9

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	477,074	$34.40	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	391,234	28.13	11.0
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance — September 30, 2025	660,357	$28.16	$18.7

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — September 30, 2025	529,793	$40.68	$21.6

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — September 30, 2025	247,759	$27.30	$6.8
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$83.3	$(19.6)	$238.3	$129.9
Less: Dividends and distributions on participating securities	(0.5)	(0.4)	(1.4)	(1.1)
Less: Undistributed earnings attributable to participating securities	(0.3)	—	(0.7)	—
Net income (loss) attributable to controlling stockholders — basic	82.5	(20.0)	236.2	128.8
Add: Interest expense related to Convertible Notes under the if-converted method	3.0	—	11.0	12.6
Add: Undistributed earnings attributable to participating securities	0.3	—	0.7	—
Net income (loss) attributable to controlling stockholders — dilutive	$85.8	$(20.0)	$247.9	$141.4

Denominator:
Weighted-average number of common shares — basic	124,590,160	116,584,392	121,848,113	114,518,199
Weighted-average number of common shares — diluted	139,610,248	116,584,392	138,403,054	129,562,463
Basic earnings per common share	$0.66	$(0.17)	$1.94	$1.12
Diluted earnings per common share	$0.61	$(0.17)	$1.79	$1.09

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,757,228	1,608,735	1,663,733	1,510,634

	As of September 30,
	2025	2024
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,110,280	874,124

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,110,280	874,124	1,110,280	874,124
Restricted stock units	—	79,174	47,556	—
LTIP Units with market-based vesting conditions	119,735	663,632	401,769	128,024
LTIP Units with performance-based vesting conditions	247,761	—	247,761	—
Potential shares of common stock related to Convertible Notes	—	18,412,761	—	3,559,376

13.    Equity Method Investments
As of both September 30, 2025 and December 31, 2024, we had 47 investments which we accounted for using the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of September 30, 2025 and December 31, 2024, we have accumulated other comprehensive income net of tax effect of $28 million and $23 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2025
Current assets	$61	$1,113	$1,174
Total assets	2,373	20,622	22,995
Current liabilities	10	1,424	1,434
Total liabilities	783	9,290	10,073
Members’ equity	1,590	11,332	12,922
As of December 31, 2024
Current assets	113	925	1,038
Total assets	1,367	20,252	21,619
Current liabilities	5	1,408	1,413
Total liabilities	393	8,933	9,326
Members’ equity	974	11,319	12,293
Income Statement
For the six months ended June 30, 2025
Revenue	25	662	687
Income (loss) from continuing operations	(37)	(67)	(104)
Net income (loss)	(37)	(67)	(104)
For the the six months ended June 30, 2024
Revenue	1	499	500
Income (loss) from continuing operations	(3)	(198)	(201)
Net income (loss)	(3)	(198)	(201)
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
Our Business
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $15 billion in Managed Assets, our investment strategy is focused primarily on long-lived real assets that are supported by long-term recurring cash flows. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
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

We completed approximately $649 million and $1.5 billion of transactions during the three and nine months ended September 30, 2025, respectively, compared to approximately $396 million and $1.2 billion during the same period in 2024, respectively. As of September 30, 2025 we held approximately $7.5 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2025, our Portfolio consisted of over 600 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. For those transactions that we choose not to hold on our balance sheet, we transfer all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of September 30, 2025, we managed approximately $7.5 billion in assets in these securitization trusts or vehicles that are not consolidated on our balance sheet. When combined with our Portfolio, as of September 30, 2025, we manage approximately $15 billion of assets which we refer to as our “Managed Assets.”
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of September 30, 2025, our pipeline consisted of more than $6.0 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 39% is related to BTM assets, 38% is related to GC assets, and 18% are related to FTN assets, with the remainder related to “Next Frontier” assets, which represent opportunities in burgeoning markets where potential investments align with our investment strategy.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2025. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $7.5 billion as of September 30, 2025 and included approximately $3.7 billion of BTM assets, approximately $2.8 billion of GC assets, and approximately $1.0 billion of FTN assets. Approximately 53% of our Portfolio consisted of equity method investments in renewable energy related projects. Approximately 37% consisted of fixed-rate receivables and debt securities, approximately 8% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 600 transactions with an average size of $11 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of September 30, 2025. Our Portfolio consisted of the following asset classes as of September 30, 2025:

Community Solar, 8%
Commercial & Industrial, 6%
Public Sector, 3%
Other, 1%
Fuels, Transport, & Nature, 14%
Onshore Wind, 16%
Grid-connected Solar & Storage, 21%
Residential Solar & Storage, 31%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2025:

	Balance		Maturity
	(in millions)
Floating rate receivable, interest rate of 12.03% per annum	$604		2027 to 2030
Fixed-rate receivables, interest rates less than 5.00% per annum	44		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	82		2025 to 2061
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	922		2026 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	798		2025 to 2039
Fixed-rate receivables, interest rates 9.50% or greater per annum	702		2025 to 2050
Receivables	3,152	(1)
Allowance for loss on receivables	(58)
Receivables, net of allowance	3,094
Fixed-rate debt securities, interest rates less than 5.00% per annum	7		2033 to 2047
Fixed-rate debt securities, interest rates 9.50% or greater per annum	68		2055
Total receivables and debt securities	$3,169
(1)    Excludes receivables held for sale of $235 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(dollars in millions)
Portfolio, excluding equity method investments
Interest income, receivables	$68	$63	$200	$193
Average balance of receivables	$3,203	$2,948	$3,156	$3,067
Average interest rate of receivables	8.5%	8.6%	8.5%	8.4%
Interest income, debt securities	$—	$—	$—	$1
Average balance of debt securities	$14	$16	$11	$11
Average interest rate of debt securities	6.0%	6.7%	5.3%	7.0%
Rental income	$—	$—	$—	$2
Average balance of real estate	$3	$3	$3	$32
Average yield on real estate	11.2%	11.1%	11.1%	8.4%
Average balance of receivables, debt securities, and real estate	$3,220	$2,967	$3,170	$3,110
Average yield from receivables, debt securities, and real estate	8.5%	8.6%	8.4%	8.4%
Debt
Interest expense (1)	$71	$58	$205	$180
Average balance of debt	$4,805	$4,159	$4,712	$4,252
Average cost of debt	5.9%	5.6%	5.8%	5.7%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.

    The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of September 30, 2025:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,152	$241	$1,627	$1,027	$257
Debt securities	75	1	10	4	60

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of September 30, 2025;
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of September 30, 2025;
•the Performance Ratings of our Portfolio; and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our financial statements in this Form 10-Q. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.

Results of Operations
Comparison of the Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024

	Three months ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$68,976	$64,151	$4,825	8%
Gain on sale of assets	24,898	7,678	17,220	224%
Management fees and retained interest income	8,424	9,082	(658)	(7)%
Origination fee and other income	766	1,054	(288)	(27)%
Total Revenue	103,064	81,965	21,099	26%
Expenses
Interest expense	71,481	59,401	12,080	20%
Provision for loss on receivables and retained interests in securitization trusts	3,026	1,233	1,793	145%
Compensation and benefits	27,388	17,221	10,167	59%
General and administrative	6,326	6,993	(667)	(10)%
Total expenses	108,221	84,848	23,373	28%
Income (loss) before equity method investments	(5,157)	(2,883)	(2,274)	79%
Income (loss) from equity method investments	124,560	(23,405)	147,965	(632)%
Income (loss) before income taxes	119,403	(26,288)	145,691	(554)%
Income tax (expense) benefit	(34,497)	7,112	(41,609)	(585)%
Net income (loss)	$84,906	$(19,176)	$104,082	(543)%

•Net income increased by $104 million due primarily to an increase in income from equity method investments of $148 million and an increase in revenue of $21 million, offset by an increase in total expenses of $23 million, and a $42 million increase in income tax expense.
•Total revenue increased by $21 million due to a $17 million increase in gain on sale income, the result of an origination of a held-for-sale receivable for which we elected the fair value option in the current period. Interest and rental income increased by $5 million due to a higher average asset balance.
•Interest expense increased by $12 million due to a larger average outstanding debt balance and a higher average interest rate. We recorded a $3 million provision for loss on receivables and retained interests in securitization trusts, driven primarily by loan and loan commitments made during the period.
•Compensation and benefits expenses increased by $10 million primarily due to timing of incentive-based compensation accrued in the current quarter.
•Income (loss) from equity method investments increased by $148 million primarily due to higher HLBV allocations in the current period of income related to tax credits allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project.
•Income tax expense increased by $42 million primarily due to higher pre-tax book income.

Comparison of the Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$202,894	$197,551	$5,343	3%
Gain on sale of assets	51,395	62,084	(10,689)	(17)%
Management fees and retained interest income	24,412	19,197	5,215	27%
Origination fee and other income	6,989	3,466	3,523	102%
Total Revenue	285,690	282,298	3,392	1%
Expenses
Interest expense	215,904	180,804	35,100	19%
Provision for loss on receivables and retained interests in securitization trusts	7,876	(944)	8,820	(934)%
Compensation and benefits	70,498	58,711	11,787	20%
General and administrative	22,201	24,001	(1,800)	(7)%
Total expenses	316,479	262,572	53,907	21%
Income (loss) before equity method investments	(30,789)	19,726	(50,515)	(256)%
Income (loss) from equity method investments	370,227	162,019	208,208	129%
Income (loss) before income taxes	339,438	181,745	157,693	87%
Income tax (expense) benefit	(96,552)	(49,429)	(47,123)	95%
Net income (loss)	$242,886	$132,316	$110,570	84%
•Net income increased by $111 million due to an increase in income from equity method investments of $208 million and an increase in total revenue of $3 million, offset by an increase in total expenses of $54 million and an increase in income tax expense of $47 million.
•Total revenue increased by $3 million due to increases in interest and rental income, management fees and retained interest income and origination fee and other income. Interest and rental income increased due to a higher average Portfolio balance. Management fees and retained interest income and origination fee and other income increases were driven by increased investment in a co-investment structure. These were partially offset by an $11 million decrease in gain on sale of assets, driven by a change in the mix and timing of assets being securitized, including the balance sheet rotation of certain land and government receivable assets in the prior period which did not recur.
•Interest expense increased by $35 million primarily due to the write-off of debt issuance costs and fees incurred associated with the repurchase of the 2026 and 2027 notes in the amount of $11 million, as well as a larger average outstanding debt balance and a higher average interest rate. We recorded a provision for loss on receivables of $8 million driven primarily by changes in macroeconomic assumptions used to predict future credit losses as well as loan and loan commitments.
•Compensation and benefits increased by $12 million due to an increase in employee headcount. General and administrative expenses decreased $2 million as legal fees related to our conversion to a Delaware corporation in the prior year did not recur.
•Income from equity method investments increased by $208 million primarily due to allocations of income related to tax credits allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project.
•Income tax expense increased by $47 million primarily due to larger income before income taxes driven primarily by income from equity method investments discussed above.
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
Adjusted Earnings
We calculate Adjusted Earnings as GAAP net income (loss) excluding non-cash equity expense, provisions for loss on receivables, amortization of intangibles, non-cash provision (benefit) for taxes, losses (gains) from modification or extinguishment of debt facilities, non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our Adjusted Earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, Adjusted Earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
We believe a non-GAAP measure, such as Adjusted Earnings, that adjusts for the items discussed above is and has been a meaningful indicator of our economic performance in any one period and is useful to our investors as well as management in evaluating our performance, including as it relates to expected dividend payments over time. Additionally, we believe that our investors also use Adjusted Earnings, or a comparable supplemental performance measure, to evaluate and compare our performance to that of our peers, and as such, we believe that the disclosure of Adjusted Earnings is useful to our investors.
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
The application of the HLBV method described above results in GAAP income or loss in any one period that is often significantly different from the economic returns achieved from the investment in any one period as a result of the impact of tax allocations, the high levels of depreciation and other non-cash expenses that are common to renewable energy projects and the differences between the agreed upon profit and loss and the cash flow allocations. Thus, in calculating Adjusted Earnings, we adjust GAAP net income (loss) for certain of our investments where there are characteristics as described above to take into account our calculation of the return on capital (based upon the underwritten investment rate), as adjusted to reflect the performance of the project and the cash distributed. In calculating the underwritten investment rate, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe this equity method investment adjustment to our GAAP net income (loss) in calculating our Adjusted Earnings measure is an important supplement to the income (loss) from equity method investments as determined under GAAP that helps investors understand the economic performance of these investments where HLBV income can differ substantially from the economic returns in any one period.

We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and nine months ended September 30, 2025 and 2024.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(in millions)
Income (loss) under GAAP	$125	$(23)	$370	$162

Collections of Adjusted Earnings	$68	$26	$141	$57
Return of Capital	25	6	46	10
Cash collected	$93	$32	$187	$67
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
The table below provides a reconciliation of our GAAP net income (loss) to Adjusted Earnings for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$83,257	$0.61	$(19,616)	$(0.17)	$238,314	$1.79	$129,949	$1.09
Adjustments:
Reverse GAAP (income) loss from equity method investments	(124,560)		23,405		(370,227)		(162,019)
Adjusted income from equity method investments (2)	100,068		59,436		249,024		174,189
Elimination of proportionate share of fees earned from co-investment structures (3)	(1,441)		(236)		(5,716)		(347)
Equity-based expenses	5,751		4,118		24,023		21,459
Provision for loss on receivables (4)	3,026		1,233		7,876		(944)
Loss (gain) on debt modification or extinguishment	293		953		11,171		953
Amortization of intangibles	3		3		9		177
Non-cash provision (benefit) for income taxes	34,497		(7,112)		96,552		49,429
Current year earnings attributable to non-controlling interest	1,649		440		4,572		2,367
Adjusted Earnings	$102,543	$0.80	$62,624	$0.52	$255,598	$2.04	$215,213	$1.83
Shares for Adjusted Earnings per share (5)	128,255,027		119,799,985		125,391,042		117,568,734
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
Adjusted Recurring Net Investment Income
We have a Portfolio of investments that we finance using a combination of debt and equity, and we also generate recurring income from our retained interests in securitization trusts and from ongoing management fees from our securitization trusts and our co-investment vehicle. We calculate Adjusted Recurring Net Investment Income as shown in the table below by adjusting GAAP-based net investment income for those earnings adjustments that are applicable to Adjusted Recurring Net Investment Income. We believe that this measure is useful to investors as it shows the recurring income generated by our Portfolio after the associated interest cost of debt financing and from our asset management activities. Our management also uses Adjusted Recurring Net Investment Income in this way. Our non-GAAP Adjusted Recurring Net Investment Income measure may not be comparable to similarly titled measures used by other companies. This measure also differs from our previously reported “Adjusted Net Investment Income”, as Adjusted Net Investment Income did not include Management fees and retained interest income. For further information on the adjustments between GAAP-based net investment income and Adjusted Recurring Net Investment Income, including information about our equity method investments, see the discussion above related to Adjusted Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Interest and rental income	$68,976	$64,151	$202,894	$197,551
Management fees and retained interest income	8,424	9,082	24,412	19,197
Interest expense	(71,481)	(59,401)	(215,904)	(180,804)
GAAP-based net investment income (loss) (1)	5,919	13,832	11,402	35,944
Adjusted income from equity method investments (2)	100,068	59,436	249,024	174,189
Loss (gain) on debt modification or extinguishment	293	953	11,171	953
Amortization of real estate intangibles	3	3	9	177
Elimination of proportionate share of management fees earned from co-investment structures (3)	(1,139)	(141)	(2,903)	(225)
Adjusted Recurring Net Investment Income	$105,144	$74,083	$268,703	$211,038
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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets:

	As of
	September 30, 2025	December 31, 2024
	(in millions)
Equity method investments	$4,135	$3,612
Receivables, net of allowance	3,094	2,896
Receivables held-for sale	235	76
Real estate and debt securities	78	10
GAAP-based Portfolio	7,542	6,594
Assets held in securitization trusts	6,913	6,809
Assets held in co-investment structures (1)	592	$300
Managed Assets	$15,047	$13,703
(1)Total assets in co-investment structures are $1.2 billion as of September 30, 2025. Not included in this amount is an additional $254 million related to closed transactions not yet funded as of September 30, 2025.
The following shows our Managed Assets by asset class as of September 30, 2025:

Public Sector, 36%
Commercial & Industrial, 4%
Community Solar, 4%
Other, 2%
Fuels, Transport, & Nature, 8%
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

			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	September 30, 2025	September 30, 2024	September 30, 2025
	(in thousands)
Net cash provided by operating activities	$99,689	$5,852	$(79,356)	$18,055	$(91,559)
Changes in receivables held-for-sale	(51,538)	29,273	175,462	16,763	187,972
Equity method investment distributions received (1)	30,140	39,142	52,258	26,705	64,695
Proceeds from sales of equity method investments	—	9,472	—	2,107	7,365
Principal collections from receivables	197,784	600,652	460,830	508,704	552,778
Proceeds from sales of receivables	7,634	171,991	8,344	124,150	56,185
Proceeds from sales of land	—	115,767	—	115,767	—
Principal collections from debt securities (2)	3,805	47	383	266	164
Proceeds from the sale of a previously consolidated VIE (2)	—	5,478	—	—	5,478
Proceeds from sales of debt securities and retained interests in securitization trusts	—	5,390	—	—	5,390
Principal payments on non-recourse debt	(21,606)	(72,989)	(6,484)	(72,302)	(7,171)
Adjusted Cash from Operations plus Other Portfolio Collections	265,908	910,075	611,437	740,215	781,297
Less: Dividends	(159,786)	(192,269)	(155,627)	(142,178)	(205,718)
Cash Available for Reinvestment	$106,122	$717,806	$455,810	$598,037	$575,579
(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statement of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2023	December 31, 2024	September 30, 2025	September 30, 2024	September 30, 2025
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	442,322	891,250	813,778	718,588	986,440
Cash collected from sale of assets (1)	34,034	325,051	25,363	252,847	97,567
Cash used for compensation and benefit expenses and general and administrative expenses	(78,681)	(85,519)	(71,772)	(62,516)	(94,775)
Interest paid (2)	(138,418)	(172,679)	(193,389)	(123,548)	(242,520)
Management fees and retained interest income and origination fees and other income	26,506	33,044	31,818	22,223	42,639
Principal payments on non-recourse debt	(21,606)	(72,989)	(6,484)	(72,302)	(7,171)
Other	1,751	(8,083)	12,123	4,923	(883)
Adjusted Cash from Operations plus Other Portfolio Collections	$265,908	$910,075	$611,437	$740,215	$781,297
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2)    For the nine months and TTM ended September 30, 2025, interest paid includes an $18 million benefit from the settlement of a derivative which was designated as a cash flow hedge. For the nine months and TTM ended September 30, 2024, interest paid includes a $19 million benefit from the settlement of a derivative which was designated as a cash flow hedge.
Other Metrics
Portfolio Yield
We calculate Portfolio Yield as the weighted average underwritten yield of the investments in our Portfolio as of the end of the period. Underwritten yield is the rate at which we discount the expected cash flows from the assets in our Portfolio to determine our purchase price. In calculating an investment’s underwritten yield, we make certain assumptions, including the timing and amounts of cash flows generated by our investments, which may differ from actual results, and may update this yield to reflect our most current estimates of project performance. We believe that Portfolio Yield provides an additional metric to understand certain characteristics of our Portfolio as of a point in time. Our management uses Portfolio Yield this way and we believe that our investors use it in a similar fashion to evaluate certain characteristics of our Portfolio compared to our peers, and as such, we believe that the disclosure of Portfolio Yield is useful to our investors. Our Portfolio Yield measure may not be comparable to similarly titled measures used by other companies.
Our Portfolio totaled approximately $7.5 billion as of September 30, 2025. Unlevered Portfolio Yield was 8.6% as of September 30, 2025 and 8.3% as of December 31, 2024. See Note 6 to our financial statements and MD&A - Our Business in this Form 10-Q for additional discussion of the characteristics of our portfolio as of September 30, 2025.

Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten-year period ending September 30, 2025. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of September 30, 2025 is:

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
We typically pay our operating expenses, our debt service, and dividends from collections on our Portfolio, fee income and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and have available to us a broad range of financing sources. We finance our investments primarily with secured or unsecured debt, equity and off-balance sheet securitization or co-investment structures.
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of September 30, 2025
(in millions)
Unrestricted cash	$302
Unused capacity under our unsecured revolving credit facility (1)	804
Unused capacity under our Credit-enhanced Commercial Paper Program	30
Total liquidity	$1,136
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. As of September 30, 2025, that reserved capacity was $577 million, and we have presented the available capacity under our unsecured revolving credit facility of $1.4 billion as reduced by that amount.
Capital markets activity during the nine months ended September 30, 2025
During the nine months ended September 30, 2025, we increased the available capacity available under our unsecured revolving credit facility to $1.55 billion, adding two additional banks. We issued $600 million of senior unsecured notes due 2031 and $400 million of senior unsecured notes due 2035, and used the proceeds of the notes issuances to complete a cash tender offer to repurchase $400 million and $300 million of senior unsecured notes due 2026 and 2027, respectively. We repaid $220 million of Convertible Notes with existing liquidity, and issued $187 million in equity.
In November 2025, we entered into an agreement that provides for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn during the period from March 16, 2026 through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, mature on June 15, 2028. The facility has a commitment fee during the availability period, and bears interest at a rate of SOFR or alternative base rate plus applicable margins based on our current credit rating. The current applicable margins are 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans.
As discussed in Note 8 to our financial statements in this Form 10-Q, we entered into a strategic partnership with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each have committed to invest $1 billion in eligible projects over an 18-month period, of which $476 million remains to be funded by each of us as of September 30, 2025. The commitment period was extended to 30 months in May 2025 to allow additional time to invest the proceeds of senior notes issued by CCH1. Such senior notes allow CCH1 to invest in assets in amounts incremental to commitments of the investors.
Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have future cash needs related to the payments due at maturity of our Commercial Paper Notes, Senior Unsecured Notes, Convertible Notes and Term Loan facilities. We also have maturities related to our non-recourse debt. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
As of September 30, 2025, the maturity profile of our long-term recourse debt obligations is shown in the table below. Amounts exclude $577 million principal amount of Standalone Commercial Paper Notes which mature in 2025, as we have reserved capacity under our credit facility for such amounts as described above.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
Senior Unsecured Notes
Term Loans
Convertible Notes

Additional borrowings and financial leverage management
As a means of financing our business, we plan to continue to issue debt which may be either secured or unsecured and either fixed-rate or floating-rate, and we may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We also use separately funded special purpose entities or co-investment vehicles to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may deploy for particular assets will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.9 to 1 as of September 30, 2025, below our current board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 88% as of September 30, 2025, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage is shown in the chart below:

	September 30, 2025	% of Total	December 31, 2024	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$612	12%	$—	—%
Fixed-rate debt (2)	4,577	88%	4,400	100%
Total debt	$5,189	100%	$4,400	100%
Equity	$2,686		$2,405
Leverage	1.9 to 1		1.8 to 1

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
Sources and Uses of Cash
We had approximately $319 million and $150 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2025 and December 31, 2024, respectively. Our cash balance was higher at September 30, 2025 compared to December 31, 2024 due primarily to the receipt at period-end of large principal prepayments from Portfolio receivables. The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted Cash from Operations plus Other Portfolio Collections was $611 million for the nine months ended September 30, 2025.

	For the nine months ended,
	September 30, 2025	September 30, 2024
	(in millions)
Cash provided by (used in) operating activities	$(79)	$18
Cash provided by (used in) investing activities	(511)	54
Cash provided by (used in) financing activities	759	(89)
Increase (decrease) in cash and cash equivalents	$169	$(17)

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the nine months ended September 30, 2025 was $97 million lower than the same period ended September 30, 2024. Net income was $111 million higher in the current period, and there were higher negative adjustments to net income of $208 million when compared to the prior period, including $159 million higher net investment in receivables held-for-sale which has the impact of reducing cash provided by (used in) operating activities.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the nine months ended September 30, 2025 was $565 million lower than the same period ended September 30, 2024. We invested $268 million more in equity method investments and receivables in the period ended September 30, 2025 than the same period in the prior year. In the prior year, we sold $116 million of real estate, which did not recur in the current period, and received $116 million less from the sale of receivables in the current period.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the nine months ended September 30, 2025 was $847 million higher than the same period ended September 30, 2024. We had higher net borrowings from our revolving credit facility and commercial paper notes of $1.0 billion compared to the prior period. Net proceeds from long-term borrowings were $137 million lower in the current period than in the prior period.
Supplemental Guarantor Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC. HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the “Subsidiary Guarantors”) have filed registration statements with the SEC pursuant to which the Company has offered and may offer and sell debt securities from time to time and such securities have been and may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company’s Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. Other than our retained interests in securitization trusts (including any outstanding servicer advances) of approximately $278 million as of September 30, 2025, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below, and except as disclosed in Note 9 to our financial statements in this Form 10-Q, we have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q. We have made certain loans to equity method investees which we describe in Note 6 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of September 30, 2025, we carried only our debt securities, receivables held-for-sale for which we had elected the fair value option, retained interests in securitization trusts, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our debt securities, retained interests in securitization trusts, and derivatives that are carried on our balance sheet at fair value as of September 30, 2025, the carrying value of our remaining assets and liabilities are calculated as of a particular point in time, which is largely determined at the time such assets and liabilities were added to our balance sheet using a cost basis in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain access to attractive financing. Through our investments in various projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We are exposed to credit risk in our other projects that do not benefit from governments obligors such as on-balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We have invested in mezzanine loans and, as a result, we are exposed to additional credit risk. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.
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
We have $4.6 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $612 million of debt with variable interest rates outstanding as of September 30, 2025, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $612 million in floating-rate borrowings by $765 thousand. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2025, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2025, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2024 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2025, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2025. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2/3/2025	615	$27.56	N/A	N/A
3/5/2025	13,191	28.53	N/A	N/A
4/3/2025	462	29.05	N/A	N/A
5/15/2025	20,651	28.35	N/A	N/A
5/30/2025	568	25.05	N/A	N/A
7/10/2025	81	27.67	N/A	N/A
8/15/2025	1,511	27.64	N/A	N/A
9/2/2025	326	27.73	N/A	N/A

There were 137,046 OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2025.
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
4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)

4.3
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on August 25, 2020.)

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

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 7, 2025	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: November 7, 2025	/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

Date: November 7, 2025	/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President