Form 10-K
period 2025-12-31
HA Sustainable Infrastructure Capital, Inc.
filed 2026-02-13
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock (includes unvested restricted stock) held by non-affiliates of the registrant was $3.3 billion based on the closing sales price of the registrant’s common stock on June 30, 2025 as reported on the New York Stock Exchange.
On February 9, 2026, the registrant had a total of 128,184,572 shares of common stock, $0.01 par value, outstanding (which includes 463,952 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•Our business is influenced by and depends in part on U.S. federal, state and local government laws, regulations and policies, and changes in such laws, regulations or policies, or a decline in the level of government support could adversely affect our business.
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
Risks Related to our Borrowings and Hedging
•We and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition and results of operations created by our indebtedness.
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

PART I
In this Form 10-K, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” “HASI,” and “our Company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation and any of our subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P., a Delaware limited partnership, is a subsidiary of which we are the sole general partner and to which we refer in this Form 10-K as our “Operating Partnership.” We invest in projects which, among other things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
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

We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and oversees a team of over 170 full-time investment, operating, and technical professionals. We have long-standing, programmatic relationships with some of the leading U.S. clean energy project developers, owners and operators, utilities, and energy service companies, which provide recurring, investment and fee-generating opportunities, while also enabling scale benefits and operational and transactional efficiencies. Partnering with these clients, we make investments in a variety of asset classes across our three primary climate solutions markets:

Behind the Meter	Grid-Connected	Fuels, Transport, and Nature
(BTM)	(GC)	(FTN)
•Residential solar and storage	•Utility-scale solar	•Renewable natural gas
•Community, commercial, and industrial solar and storage	•Onshore wind	•Fleet decarbonization
•Energy efficiency	•Battery energy storage systems	•Ecological restoration
Through December 31, 2025, we have cumulatively closed more than 1,300 investments spanning more than 150 different clients over a period of 30 years. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. With over $16 billion in Managed Assets, including a Portfolio of $7.6 billion in assets retained on our balance sheet, our investments span a broad range of sustainable infrastructure assets, which in aggregate represent more than 8 gigawatts (GW) of solar power capacity (including more than 4 GW utility-scale) and more than 7 GW of onshore wind power capacity as well as battery storage capacity of more than 2 GWh, RNG facilities with the capacity to produce more than 57 million diesel gallons-equivalent, more than 1,200 commercial fleet vehicles, and more than 380 energy efficiency projects. In aggregate, we estimate our investments enable the avoidance of approximately 10 million metric tons of carbon dioxide equivalent annually (based on the aggregate of each of our project’s first year of operations).

We completed approximately $4.3 billion and $2.3 billion of transactions during 2025 and 2024, respectively, and from 2020 through 2025 we have closed more than $14 billion of transactions. As of December 31, 2025, our managed assets totaled approximately $16.1 billion, and generally fall into one of three categories: (1) our Portfolio, which primarily consists of receivables and equity method investments we have retained on our balance sheet, (2) fee-generating assets in our co-investment structures that are not included in our Portfolio but held by our investment partners in these structures, and (3) assets we have securitized by transferring all or a portion of the economics of the transaction, typically using securitization trusts, to institutional investors in exchange for cash and, in certain cases, residual interests in the trusts and ongoing fees.

As of December 31, 2025, our Portfolio totaled approximately $7.6 billion, consisting of over 700 investments. Approximately 52% of our Portfolio is invested in BTM assets, approximately 34% invested in GC assets, and approximately 14% invested in FTN investments. The mix of our Portfolio is expected to vary over time, as we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor, and maturity.

As of December 31, 2025, fee-generating assets held in our co-investment structures that were not consolidated as part of our Portfolio but held by our investment partners in these structures totaled approximately $951 million. As of December 31, 2025, we also managed approximately $7.2 billion assets held in unconsolidated securitization trusts.

The returns we generate on our investments are generally derived from five primary sources: (1) interest income, (2) income from equity method investments, (3) gains on the sale of assets through securitizations, (4) fee revenue from co-investment vehicles and securitized assets that we manage, and (5) residual income generated by the portion of securitized assets that we have retained. Management operates and evaluates the business with a particular focus on growing Adjusted Earnings per share, as well as Adjusted Recurring Net Investment Income, which represents interest and rental income and management fee and retained interest income plus adjusted income from equity method investments (a non-GAAP adjustment to our income from equity method investments that we believe is a useful indicator of the underlying economics of our investments), less interest expense and excluding the amortization of real estate intangibles and non-cash equity compensation expense. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for further information on our non-GAAP financial measures.

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

We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline represents transactions that could potentially close in the next 12 months in which we will be the lead originator, as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of December 31, 2025, our pipeline consisted of more than $6.5 billion in new equity, debt and real estate opportunities. Of our pipeline, 35% is related to BTM assets, 37% is related to GC assets, 20% is related to FTN assets, with the remainder related to “Next Frontier” assets, which represent opportunities in adjacent markets where potential investments align with our investment strategy.

We fund our investments in climate solutions using a broad range of financing sources including corporate unsecured bonds, convertible bonds, secured or unsecured debt from banks and financial institutions, equity, syndications and off-balance sheet securitization structures. We manage our short-term liquidity needs through short-term commercial paper issuances and a revolving credit facility. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for many investors compared to such offerings that do not qualify under these principles. A further description of our financing activities can be found herein in the section titled “Financing Strategy.”

In addition, we are committed to leadership in transparent disclosure on sustainability, impact, and governance matters. Beginning in 2013, we became one of the first capital providers to evaluate the climate impact of our investments, and we measure and report the efficiency with which all HASI investments avoid carbon emissions using CarbonCount®, our proprietary quantitative impact score of the avoided carbon dioxide equivalent emissions. In 2017, we believe we were the first U.S-based public company to commit to the Climate Disclosure Standards Board’s voluntary initiative on implementing the recommendations of the Financial Stability Board’s Task Force for Climate-related Financial Disclosures (“TCFD”). We are a member of the Partnership for Carbon Accounting Financials (“PCAF”), a global financial industry-led partnership to implement a consistent and transparent disclosure framework to report carbon emissions and avoided emissions resulting from financed assets, and report our financed and avoided emissions under that framework. For further information on our disclosures, see the discussion in the sections titled “Our Investment Strategy” and “Sustainability, Impact and Corporate Governance” herein. We are committed to providing transparent disclosures on our human capital management, which can be found herein in the section titled “Human Capital Strategy.”

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

MARKET OVERVIEW
The market for sustainable infrastructure assets remains strong and continues to grow, supported by four major trends impacting the U.S. economy and energy markets, which we expect will continued for several years.

First is the substantial growth expected in U.S. power demand in the years ahead–spurred most prominently by growth in data centers, domestic manufacturing, and the electrification of additional sectors of the economy, including transportation, space heating, and industrial manufacturing. This outlook is underscored by a breadth of forecasts including McKinsey & Company (“McKinsey”) which estimates growth in U.S. electricity demand of approximately 750 terawatt-hours (TWh) between 2025 and 2030, while 451 Research anticipates that power demand from data centers will increase from 50 gigawatts (GW) in 2024 to over 130 GW in 2030. McKinsey finds that globally, data center capital expenditures are expected to exceed $1.7 trillion by 2030, excluding IT hardware.

Second is the heightened focus on energy prices stemming from ongoing inflation experienced since 2022 and the expectation that power prices may continue to rise, which we believe will support the desire to supply this energy demand growth from an “all of the above” energy strategy that includes a breadth of energy sources, with a specific focus on the lowest cost sources of electricity like solar power.

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
OUR INVESTMENT STRATEGY
We are an investment firm dedicated to investing in, and managing a portfolio of, sustainable infrastructure assets. Our investment strategy is focused on three end markets:
•Behind-the-Meter (“BTM”): distributed renewable energy projects which reduce energy cost and/or usage and increase resiliency through residential, commercial & industrial, and community solar power and energy storage deployments, as well as energy efficiency improvements such as heating, ventilation, and air conditioning systems (HVAC), lighting, energy controls, roofs, windows, building shells, and/or combined heat and power systems. The offtaker or counterparty for BTM assets may be the building owner or occupant, and our investment may be secured by the installed improvements or other real estate rights;
•Grid-Connected (“GC”): utility-scale renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, and wind, to generate cleaner, lower cost energy. The offtakers or counterparties for GC assets may be utilities, electricity users, or participants in the wholesale electric power markets who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life; and
•Fuels, Transport, and Nature (“FTN”): a range of infrastructure assets that are designed to reduce emissions and/or provide environmental benefits in projects beyond the power grid, such as transportation and fuels, including renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others. For FTN assets, the offtakers may be oil and gas refiners, industrial companies, and vertically integrated electric utilities.
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
•contracted with creditworthy, incentivized offtakers;
•reliant upon proven commercial technologies; and
•originated by programmatic clients
One of our primary metrics to measure our return on capital is a cash-on-cash internal rate of return over the life of the investment. In order to generate superior risk-adjusted returns, we believe it is important not only to pursue investments that yield attractive returns but also investments where risk can be sufficiently mitigated. We believe we are successful at this in part by using sophisticated structures which protect our invested capital and targeted returns by giving us a preferred position in the capital structure where we are assigned priority to collect cash flows ahead of other investors junior to us in the capital structure until we are able to achieve our targeted rate of return. In addition, we typically secure our investments with collateral that we are confident will support the return of our capital, further lowering the risk of our investments.
We make our investments via a variety of structures, including equity investments in either preferred or common structures in unconsolidated entities, receivables and securities. Our equity investments in energy transition and infrastructure projects are operated by various renewable energy companies or by joint ventures in which we participate. These transactions allow us to participate in the cash flows associated with these projects, typically on a priority basis. Our debt investments in various renewable energy or other sustainable infrastructure projects or portfolios of projects are generally secured by the installed improvements, or other real estate rights. Our energy efficiency debt investments are usually assigned the payment stream from the project savings and other contractual rights, often using our pre-existing master purchase agreements with the energy service companies (“ESCOs”). We invest in land that is leased under long-term agreements to renewable energy projects where our investment returns are typically senior to most project costs, debt, and equity.
Investing greater than 10% of our assets in any single investment requires the approval of a majority of our independent directors. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio. Factors considered in managing the Portfolio include expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and our exemption from registration as an investment company under the 1940 Act.
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

FINANCING STRATEGY
Our financing strategy is focused on lowering our cost of capital while also growing and diversifying our sources of capital, as we seek to minimize the amount of equity we issue while continuing to manage leverage within credit rating agency limits. We believe we have available a broad range of financing sources to fund our growing investment volume. We may finance our investments through the use of cash on hand, debt which may be either secured or unsecured and either fixed-rate or floating-rate, or equity, and may also finance transactions through the use of off-balance sheet securitizations or co-investment structures.
During 2025, we issued $500 million principal amount of junior subordinated notes which mature in 2056. The rating agencies give partial equity treatment to this type of issuance and therefore, it reduces our reliance on equity issuance to maintain our credit ratings. Also during 2025, we received a third investment grade rating from a major rating agency. Achieving investment grade status improved our access to capital and lowered our cost of capital.
In addition, we believe the use of co-investment structures reduces our reliance on raising additional capital to fund our business, while providing additional returns from asset management fee income. In 2024, we established CarbonCount Holdings 1 LLC (“CCH1”), a co-investment structure, to jointly invest $2 billion in certain eligible climate positive projects with an affiliate of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) In 2025, we increased the equity commitment to $1.5 billion per investor and agreed to allow CCH1 to issue up to $1.5 billion in unsecured debt, for a total of $4.5 billion of capital to be invested in eligible projects by CCH1. See Note 6 to our audited financial statements in this Form 10-K for further information on CCH1. We may consider further use of similar structures to allow us to expand the investments that we make or to manage our Portfolio diversification.
Certain of the assets we originate have a risk and return profile which makes them better suited for other institutional investors rather than for inclusion in our own Portfolio. We finance such investments via securitization transactions, where we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. The availability of securitization counterparties has remained high throughout various market cycles due to investor demand for high credit quality, long-term climate-positive investments. We may arrange such securitizations of loans or other assets prior to originating the transaction and thus avoid exposure to credit spread, interest rate and funding risks. We also typically manage and service these assets in exchange for fees.
The decision on how we finance our business is largely driven by our target capital structure, and by market conditions including the overall interest rate environment, prevailing credit spreads and the terms of available financing. During periods of market disruption, certain sources of financing may be less accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of financial leverage in addition to these financing arrangements. Although we are not restricted by any regulatory requirements as to the type or amount of financial leverage we may use, our Board has established a target limit of our leverage ratio, defined as the ratio of debt to equity (as calculated by the relevant rating agencies), of at or below 2.5 to 1. Operationally, we target a leverage ratio below our Board’s target limit, in the range of 1.8 to 2.0 to 1. Our Board has established a target range for our percentage of fixed rate debt to total debt of between 75% and 100%, allowing for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term. See additional discussion in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources” regarding our ongoing evaluation of our leverage limits and fixed-rate debt targets.
When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to other offerings that do not qualify under these principles.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources”, for additional discussion on our financings and our ratios and “Item 8. Financial Statements and Supplementary Data”, Notes 5, 7 and 8 to our audited financial statements for further information on the types and amounts of our financing activities.
HUMAN CAPITAL STRATEGY
We believe that emphasizing a durable social fabric, including engaged, collaborative, and fairly compensated staff, is an important factor in our financial success. Our culture is focused on hiring, developing and retaining highly talented employees with diverse perspectives and empowering them to create value for our stockholders, and our success is dependent on our employees understanding and investing in their role in that value creation in relation to their execution of our business plan. Our employees are responsible for upholding our vision, purpose, and values.
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
We care about our employees’ employment experience and recognize them as individuals who are motivated in different ways. Managers hold performance conversations with their employees on a periodic basis to ensure they receive adequate performance feedback, and to allow managers to both obtain insight into how to support the development of their staff and to ensure that performance expectations are clear and aligned with the overarching objectives of the Company. Managers also engage in frequent dialogue in between these formal touchpoints.
We believe we provide attractive benefits that promote the health of our employees and their families and design compelling job opportunities, aligned with our mission, in an energizing work environment. We also encourage our employees to continue to develop in their careers. We compensate our employees according to our fair remuneration policies and believe in paying for performance. Therefore, employees typically receive a portion of their compensation in the form of annual bonuses as well as equity grants in addition to competitive base salaries, which are both tied in part to the Company’s financial performance. In addition to competitive base salaries, cash bonuses, and equity participation for most employees, we are committed to continuously evaluating and ensuring the competitiveness of our benefits offerings so that we meet the various needs of our employees and their families. Despite a healthcare environment that is facing rising costs, we continue to pay substantially all of the cost of our employees’ healthcare insurance. Further, in addition to what we believe to be market total rewards benefits, we provide additional benefits, such as employee assistance programs, back-up childcare solutions, and a tuition reimbursement program.
We take a values-driven, broad view of diversity, equity, and inclusion for all. We believe that fostering an internal culture of belonging that allows people of all backgrounds to flourish lends itself to the highest levels of Company performance and facilitates the attraction and retention of best-in-class talent. Employees who hold divergent opinions are encouraged to voice their views. We track and report internally on key talent metrics including workforce demographics, and engagement and inclusion indices.
We view our workforce as a strategic asset. Decisions regarding staffing, selection, and promotions are made on the basis of both our business needs and the skills, competencies, experience, and performance of the individuals considered for each role. We endeavor to select qualified individuals from a diverse pool of candidates derived from broad outreach efforts when we are recruiting. We are committed to the development and/or promotion of highly-qualified personnel from all demographics including women, people of color and other underrecognized groups for management and Board positions. We comply with all applicable federal, state, and local employment and civil rights laws.
Our policy is “equal pay for equal work” in compliance with applicable state law. Compensation for our employees is based upon experience, seniority, educational attainment, and individual contribution and Company performance against goals.
As of December 31, 2025, we employed 178 people. We intend to hire additional business professionals as needed to assist in the implementation of our business strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Human Capital Metrics” for discussion of metrics related to our Human Capital Strategy.
SUSTAINABILITY, IMPACT AND CORPORATE GOVERNANCE
We own and invest in a diversified portfolio of sustainable infrastructure projects focused on reducing or mitigating the impacts of climate change. Under the direction of our chief executive officer and our Board, we are focused on achieving a high level of environmental and social responsibility and strong corporate governance. The Nominating, Governance and Corporate Responsibility Committee of our Board is responsible for our oversight of sustainability, impact, and governance matters, including related policies and communications. Additionally, we have a committee of employees from across our organization that is focused on implementing sustainability and impact strategies and policies and reports directly to our chief executive officer. Annually we publish a report that illustrates our progress on these matters. We are a signatory to the United Nations Global Compact, an initiative focused on responsible business practices related to human rights, labor, the environment and anti-corruption.

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
•our Board has determined that ten of our twelve directors are independent for purposes of the New York Stock Exchange (“NYSE”) corporate governance listing standards and Rule 10A-3 under the Exchange Act;
•we have a lead independent director of our Board that convenes and chairs executive sessions of the independent directors to discuss certain matters without management or the chairman present;
•we have separated the chairperson and chief executive officer roles;
•four of our directors qualify as an “audit committee financial expert” as defined by the Securities and Exchange Commission (the “SEC”);
•five of our directors (including our lead independent director) are women and two of our directors are people of underrecognized ethnicity constituting 42% and 17%, respectively, of our Board in furtherance of our board diversity policy;
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
We have adopted a Statement of Corporate Policy Regarding Securities Transactions that governs the process to be followed in the purchase or sale of our securities by any of our directors, officers, employees and consultants and prohibits any such persons from buying or selling our securities on the basis of material nonpublic information, and also prohibits our directors and officers from hedging equity securities of the Company, holding such securities in a margin account or pledging such securities as collateral for a loan. We review all of these policies on a periodic basis with our employees. See Exhibit 19.1 to this Form 10-K for these policies.
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
We also disclose metrics related to our Human Capital Strategy. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Human Capital Metrics”.
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

AVAILABLE INFORMATION
We maintain a website at www.hasi.com. Information on our website is not incorporated by reference in this Form 10-K. We will make available, free of charge, on our website (a) our Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Director Independence Standards, (d) Code of Business Conduct and Ethics policy and (e) written charters of the Audit Committee; Compensation Committee; Nominating, Governance and Corporate Responsibility Committee; and Finance and Risk Committee of our Board. Company Documents filed with, or furnished to, the SEC are also available for review by the public at the SEC’s website at www.sec.gov. We provide copies of our Corporate Governance Guidelines and Code of Business Conduct and Ethics policy, free of charge, to stockholders who request such documents. Requests should be directed to Investor Relations, One Park Place, Suite 200, Annapolis, Maryland 21401, (410) 571-9860.

Item 1A.    Risk Factors
Our business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect our business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of our capital stock to decline. We may refer to the energy efficiency, renewable energy and the other sustainable infrastructure projects or markets in which we participate collectively as climate solutions projects or the industry. Please also refer to the sections entitled “Forward-Looking Statements” and “Risk Factor Summary.”
Risks Related to Our Business and Our Industry
If the cost of energy generated by traditional sources of energy declines from present levels, demand for the projects in which we invest may decline.
Many traditional sources of energy such as coal, petroleum-based fuels and natural gas can be influenced by the price of underlying or substitute commodities. Such prices, which have in the past, and may in the future, decrease, may reduce the demand for energy efficiency projects or other projects, including renewable energy facilities, that do not rely on fossil fuel energy sources. For example, low natural gas prices may reduce the demand for renewable energy projects that can substitute for natural gas. Low natural gas prices also typically adversely affect both the price available to renewable energy projects under future power sale agreements and the price of the electricity operating projects sell on either a forward or a spot-market basis. Further, as has occurred in the past, technological progress in electricity generation, storage or production of traditional fuels or the discovery of large new deposits of traditional fuels could reduce the cost of energy generated from those sources and consequently reduce the demand for the types of projects in which we invest, which could harm our new business origination prospects as well as the value of our existing Portfolio. In addition, volatility in commodity prices, including energy prices, may cause building owners and other parties to be reluctant to commit to projects for which repayment is based upon a fixed monetary value for energy savings that would not decline if the price of energy declines. Any resulting decline in demand for our investments or the price that industry participants receive for the sale of fossil fuel could adversely impact our operating results.
If the market for various types of climate solutions projects or the investment techniques related to such projects do not develop as we anticipate, new business generation in this target area may be adversely impacted.
The market for various types of climate solutions projects is emerging and rapidly evolving, leaving the future success of such projects uncertain. If some or all market segments or investing techniques prove unsuitable for widespread commercial deployment or if demand for such projects or techniques fail to grow sufficiently, the demand for our capital may decline or develop more slowly than we anticipate. Many factors will influence the widespread adoption and demand for such projects and investing techniques, including general and local economic conditions, commodity prices of fossil fuel energy sources, the cost and availability of energy storage, the cost-effectiveness of various projects and techniques, performance and reliability of such technologies compared to conventional power sources and technologies, and the extent of government subsidies and regulatory developments. Any changes in the markets, products, technologies, financing techniques, or the regulatory environment could adversely impact the demand or financial performance for such projects and our investments.
Some projects in which we invest rely on net metering and related policies to improve project economics which if reduced could impact repayment of our investments or the return on our assets.
There has been a nationwide increase in distributed generation which has prompted discussions among policy makers and regulators regarding ways to both better integrate distributed energy resources into the electric grid and how to compensate distributed generators. Many states have a regulatory policy known as net energy metering, or net metering. Net metering typically allows some project customers to interconnect their on-site solar or other renewable energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for the amount of energy in excess of their electric usage that is generated by their renewable energy system and is exported to the grid. At the end of the billing period, the customer pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Net metering policies are under review or have been limited or amended in a number of states. The ability and willingness of customers to pay for renewable energy systems that benefit from net metering rules may be reduced if net metering rules are eliminated or their benefits reduced, which may also impact our returns on such systems.
Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of renewable energy and energy efficiency systems that may significantly reduce demand for systems and projects in which we invest or may adversely affect the profitability of such projects.
Federal, state and local government regulations and policies concerning the electric utility industry, and internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter customers from purchasing energy efficiency and renewable energy systems. For example, Federal Energy Regulatory Commission (“FERC”) conducted a review of grid resiliency and the functioning of electricity markets and has made, and could continue to make, changes to policies and regulations related to the function of the electricity markets and grid resiliency which may negatively impact the use of renewable energy or encourage the use of fossil fuel energy over renewable energy. This could result in a significant reduction in the potential demand for such systems. Utilities commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. In addition, there is an increasing trend towards initiating or increasing fixed fees for users to have electricity service from a utility. These fees could increase our customers’ cost to use energy efficiency and renewable energy systems not supplied by the utility and make them less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, any changes to government or internal utility regulations and policies that favor electric utilities could reduce competitiveness and cause a significant reduction in demand for systems in which we invest.
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
Our sustainability and governance strategy and practices and the level of transparency with which we are approaching them are foundational to our business and expose us to several risks. We may fail or be unable to fully achieve one or more of our sustainability and governance goals due to a range of factors, or we may adjust or modify our goals in light of new information, adjusted projections, or a change in business strategy, which could negatively impact our reputation and our business. A failure, whether real or perceived, to disclose metrics and set goals that are rigorous enough or in an acceptable format, appropriately select and manage our goals, make appropriate disclosures, or an unfavorable sustainability and governance-related rating by a third party, could negatively impact our reputation and our business.

Environmental, social, and governance (“ESG”) standards, norms, or metrics, are constantly evolving. In recent years, “anti-ESG” sentiment has gained momentum across the United States, with several states and Congress having proposed or enacted “anti-ESG” policies, legislation, or initiatives or issued related legal opinions, and the issuance of an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. If we do not successfully manage expectations across varied stakeholder interests, such anti-ESG and anti-DEI-related policies, legislation, initiatives, litigation, legal opinions, and scrutiny could result in us facing additional compliance obligations, becoming the subject of investigations and enforcement actions, or sustaining reputational harm.
Certain data we utilize in our CarbonCount or similar metric calculations is prepared by third parties or receives limited assurance from and/or verification by third parties. Accordingly, such metric calculations may undergo a less rigorous review process than assurance sought in connection with more traditional audits and any related review processes may not identify errors or protect us from potential liability under the securities laws. If errors are identified, our reputation and our business could be negatively impacted. If we were to seek more extensive assurance or attestation with respect to such sustainability and governance metrics, we may be unable to obtain such assurance or attestation or may face increased costs related to obtaining and/or maintaining such assurance or attestation. Our business could be negatively impacted if any of our disclosures, including our CarbonCount or similar metrics, reporting to third-party standards, or reporting against our goals, are inaccurate, or perceived or alleged to be inaccurate.
We operate in a competitive market, which may impact the terms of our investments.
We compete against a number of parties who may provide alternatives to our investments including, among others, a wide variety of financial institutions, including private equity sponsors, government entities and energy industry participants. We also encounter competition in the form of potential customers or our origination partners electing to use their own capital rather than engaging an outside provider such as us. Increasing investor acceptance of the climate solutions market has increased the level of competition we experience. Some of our competitors are significantly larger than we are, have access to greater capital and other resources than we do and may have other advantages over us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which allow those competitors to consider a wider variety of investments and establish more relationships than we can. Further, many of our competitors are not subject to the operating constraints associated with maintenance of an exemption from the 1940 Act. These characteristics could allow our competitors to consider a wider variety of opportunities, establish more relationships and offer better pricing and more flexible structuring than we can offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable risk-adjusted returns on our assets or we may be forced to bear greater risks of loss. The increase in the number or the size of our competitors in this market has resulted, and could continue to result, in less attractive terms on our investments or the need to accept a higher level of risks associated with our investments. As a result, competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations.
Our business is influenced by and depends in part on U.S. federal, state and local government laws, regulations and policies, and changes in such laws, regulations or policies, or a decline in the level of government support could adversely affect our business.
The projects in which we invest may be influenced by and/or depend in part on various U.S. federal, state or local governmental policies and incentives that support or enhance project economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in and the use of climate solutions, including the Infrastructure Investment and Jobs Act and the Inflation Reduction Act. U.S. federal policies and incentives include, for example, tax credits, tax deductions, bonus depreciation, federal grants and loan guarantees and energy market regulations. State and local governments policies and incentives include, for example, renewable portfolio standards (“RPS”), feed-in tariffs, other tariffs, tax incentives and other cash and non-cash payments.
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
Although our energy efficiency investments do not normally require additional governmental appropriations to cover repayment due to the energy and operating savings derived from the newly installed equipment and systems, a significant decline in the fiscal health, level of appropriations or budgets may make it difficult for our government customers to remain current on existing payment obligations or undesirable to enter into new energy efficiency improvement projects. Alternatively, some government entities may choose to provide appropriations or other credit support for climate solutions projects, which would negatively impact the use of private capital such as ours. This could have a material and adverse effect on the return on our investments for existing projects and on our ability to originate new assets. Moreover, other changes in resources available to governments may also impact their willingness to undertake energy efficiency projects.
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
With respect to the projects in which we invest, prior increases in interest rates have caused, and in general, may in the future cause: (1) project owners to be less interested in borrowing or raising equity and thus reduce the demand for our investments; (2) the interest expense associated with the project’s borrowings to increase; (3) the market value of the project’s fixed rate or fixed return assets to decline; and (4) the market value of any of the project’s fixed-rate interest rate swap agreements to increase. Decreases in interest rates, in general, may over time cause: (i) project owners to be more interested in borrowing or raising equity thus increasing the demand for our assets; (ii) prepayments and refinancings on our assets, to the extent allowed, to increase; (iii) the interest expense associated with the project’s borrowings to decrease; (iv) the market value of the project’s fixed rate or fixed return assets to increase; and (v) the market value of any fixed-rate interest rate swap agreements to decrease. Adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition and results of operations.

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
A decline in the fair market value of any asset we carry at fair value, may require us to reduce the value of such assets under GAAP. In addition, our other financial assets are subject to an impairment assessment that could result in adjustments to their carrying values. Upon the subsequent disposition or sale of such assets, we could incur future losses or gains based on the difference between the sale price received and adjusted value of such assets as reflected on our balance sheet at the time of sale. Any such losses could have a material adverse effect on our business, financial condition and results of operations.
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
These estimates, judgments and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. Any charges could significantly harm our business, financial condition, results of operations and the price of our securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to an understanding of our business, financial condition and results of operations.
Further, our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors and may not be correct. If our estimates or judgments are incorrect, our results of operations and financial condition could be adversely impacted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” for a discussion of the accounting estimates, judgments and assumptions that we believe are the most critical to our provision of loan losses.
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
Our investments are subject to risks of delinquency, foreclosure and loss. In many cases, the ability of a borrower to return our invested capital and our expected return is dependent primarily upon the successful development, construction and operation of the underlying project. If the cash flow of the project is reduced, the borrower’s ability to return our capital and our expected return may be impaired. We make certain estimates regarding project cash flows or savings during the underwriting of our investment. These estimates may not prove accurate, as actual results may vary from estimates. The cash flows or cost savings of a project can be affected by, among other things: the terms of the power purchase or other use agreements used in such project; the creditworthiness of the offtaker or project user; price of power or services now and in the future; the technology deployed; unanticipated expenses in the development or operation of the project and changes in national, regional, state or local economic conditions, laws and regulations; and force majeure events.
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
Part of our strategy is to participate with other institutional investors or project sponsors on various climate solutions transactions. Accordingly, some of our project companies are structured as joint ventures, partnerships, securitizations, and syndications, and we also at times invest in project companies through co-investment structures. These arrangements are driven by the magnitude of capital required to complete acquisitions and the development of climate solutions projects and other industry-wide trends that we believe will continue. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from ours. These investments generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, project decisions relating to the management, operation and the timing and nature of any exit, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, project operations may be subject to the risk that the project owners may make business, financial or management choices with which we do not agree or the management of the project may take risks or otherwise act in a manner that does not serve our interests, including not making distributions. Because we may not have the ability to exercise control, we may not be able to realize some or all of the benefits expected from our investment. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer.
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
Many of the projects in which we invest rely on revenue or repayment from contractual commitments of end-customers, including federal, state, or local governments for energy efficiency projects, or utilities or other customers under PPAs. There is a risk that these customers may default under their respective contracts. In addition, many of these end-customers are large entities with wide ranging activities. An event in a non-related part of their respective businesses could have a material adverse impact on the financial strength of such end-customer, such as the effect of wildfires on certain California utilities. Furthermore, the bankruptcy, insolvency, or other liquidity constraints of one or more of our customers may result in a renegotiation or rejection of the relevant third-party contract, delay the receipt of any obligations or reduce the likelihood of collecting defaulted obligations. Some projects rely on one customer for their revenue and thus the project could be materially and adversely affected by any material change in the financial condition of that customer. While there may be alternative customers for such a project, there can be no assurance that a new contract on the same terms will be able to be negotiated for the project.
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
In most instances, projects which sell power under PPAs commit to sell minimum levels of generation. If the project generates less than the committed volumes, it may be required to buy the shortfall of electricity on the open market or make payments of liquidated damages or be in default under a PPA, which could result in termination of the relevant contract. In the event that any of these events were to occur, our business, financial condition, and results of operations could suffer.
Lastly, certain of our projects with contractually committed revenues or other sources of repayment under long-term contracts will be subject to re-contracting risk in the future. We may be unable to renegotiate these contracts on equally favorable terms or at all once their terms expire. If it is not possible to renegotiate these contracts on favorable terms, our business, financial condition and results of operations could be materially and adversely affected.

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
Where we make loans to or own equity interests in special purposes entities such as those that lease solar energy systems to residential customers, those special purpose entities often enter into various contractual arrangements with, or receive performance guarantees from the affiliate project sponsor to ensure satisfactory equipment or other project performance over the term of the lease or power purchase agreement. To the extent those parties are unable to perform on their contractual obligations or performance guarantees we may see diminished equity returns or the special purpose entity may be unable to repay their loan timely or at all. While we employ a comprehensive review and asset selection process, and carefully monitor acquired assets on an ongoing basis, unanticipated credit losses could occur which could adversely impact our operating results. During periods of economic downturn in the global economy, the solvency and financial wherewithal of counterparties with whom we do business could be impacted thereby increasing our exposure to credit risks from obligors, and our efforts to monitor and mitigate the associated risks may not be effective. In the event a counterparty becomes insolvent or unable to make payments, we may fail to recover the full value of our investment or realize the value from the counterparty’s contract, thus reducing our earnings and liquidity. In addition, the insolvency of one or more of our, or one of our climate solutions projects’, counterparties could reduce the amount of financing available to us, which would make it more difficult for us to leverage the value of our assets and obtain substitute financing on attractive terms or at all. A material reduction in our financing sources or an adverse change in the terms of our financings could have a material adverse effect on our financial condition and results of operations. Certain participants in the sustainable energy industry have experienced significant declines in the value of their equity and difficulty in raising or refinancing debt, which increases the credit risk to these companies and they may not be able to fulfill their obligations which could adversely impact our operating results.
The ability of our assets to generate revenue from certain projects depends on having interconnection arrangements and services.
The future success of our assets will depend, in part, on the ability of such assets to maintain satisfactory interconnection agreements. If the interconnection or transmission agreement of a project is terminated for any reason, the project may not be able to replace it with an interconnection and transmission arrangement on terms as favorable as the terminated arrangement, or at all, or the project may experience significant delays or costs in connection with securing a replacement. If a network to which one or more of the projects is connected experiences equipment or operational problems or other forms of “down time,” the affected project may lose revenue and be exposed to non-performance penalties and claims from its customers. These may include claims for damages incurred by customers, such as the additional cost of acquiring alternative electricity supply at then-current spot market rates. The owners of the network will not usually compensate electricity generators for lost income due to down time. In addition, our projects may be exposed to a locational basis risk resulting from a difference between where the power is generated and the contracted delivery point. These factors could materially affect these projects, which could negatively affect our business, results of operations, financial condition, and cash flow.
Operation of the projects in which we invest involves significant risks and hazards that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Generally, projects involving construction are subject to various construction and operating delays and risks that have in the past and may in the future cause higher than expected costs or less than expected amounts of savings or outputs (such as electricity in the case of a renewable energy project).
The ongoing operation of the projects in which we invest involves risks that include construction delays, the breakdown or failure of equipment or processes or performance below expected levels of output or efficiency due to wear and tear, the impact of inflation, latent defect, design error or operator error or force majeure events, among other things. In addition to natural risks such as earthquake, flood, drought, lightning, wildfire, hurricane, ice, wind, and temperature extremes, other hazards, such as fire, explosion, structural collapse and machinery failure, geopolitical conflicts, acts of terrorism or related acts of war, hostile cyber intrusions, pandemics or other public health issues, or other catastrophic events are inherent risks in the construction and operation of a project. These and other hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment and contamination of, or damage to, the environment and suspension of operations. Operation of a project also involves risks that the operator will be unable to transport its product to its customers in an efficient manner due to a lack of transmission capacity. Unplanned outages of projects, including extensions of scheduled outages due to mechanical failures or other problems, occur from time to time and are an inherent risk of the business. Unplanned outages typically increase operation and maintenance expenses and may reduce revenues as a result of selling less electricity or require the project to incur significant costs as a result of obtaining replacement power from third parties in the open market to satisfy forward power sales obligations. Any extended interruption in a project’s construction or operation, a project’s inability to operate its assets efficiently, manage capital expenditures and costs or generate earnings and cash flow could have a material adverse effect on the repayment of and return on our investment and our business, financial condition, results of operations and cash flows. While the projects maintain insurance, obtain warranties from vendors and obligate contractors to meet certain performance levels, the proceeds of such insurance, warranties or performance guarantees may not cover the lost revenues, increased expenses or liquidated damages payments should the project experience any equipment breakdowns, insurance claims or non-performance by contractors or vendors.
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
We have indirectly, through equity method investments and securitization trust structures, invested in land leased to renewable energy projects in specific regions. Our returns and cash flow from such investments are dependent on favorable leasing terms and tenant stability, and are vulnerable to factors such as lease performance, market value fluctuations, natural disasters and tenants’ financial health. Tenants experiencing project downturns, increased costs, or insolvencies could lead to significant losses. If tenants terminate or do not renew leases, we may not be able to re-lease the land with favorable leases or sell the land at prices that allow us to recover our investment or achieve our desired investment returns. Tenant bankruptcy could limit claims against unpaid rent, leading to operational losses. Concentration of projects in certain states exposes us to potential adverse political or regulatory changes or to potential natural disasters, impacting property values and leasing capabilities.
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
In addition, renewable energy projects rely on electric and other types of transmission lines and facilities owned and operated by third parties to receive and distribute energy. Any substantial access barriers to these lines and facilities could adversely impact the demand or financial performance for such projects and our investments.
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

The presence of hazardous substances may adversely affect our ability to sell a contaminated project or borrow using the project as collateral. To the extent that we become liable for the removal costs, our results of operation and financial condition may be adversely affected.
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
Our charter and bylaws contain provisions that could delay or prevent a change in control of our Company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our Board or to take other corporate actions, including effecting changes in our management. These provisions include:
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
•advance notice provisions for stockholder proposals and nominations for elections to our Board to be acted upon at meetings of stockholders;
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
Our charter provides that, to the fullest extent permitted by law, and unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court of the State of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of us, (2) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware (the “DGCL”), our charter or our bylaws (as either may be amended or restated) or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware.

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
We elected to be taxed as a REIT commencing with our taxable year ended December 31, 2013, but terminated our election, effective January 1, 2024. Prior to terminating our REIT election, our qualification as a REIT depended upon our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. We structured our activities in a manner designed to satisfy all the requirements to qualify as a REIT. However, the REIT qualification requirements are extremely complex and interpretation of the U.S. federal income tax laws governing qualification as a REIT is limited. Furthermore, any opinion of our counsel, regarding qualification as a REIT is not binding on the Internal Revenue Service (the “IRS”). Satisfying the asset tests depended on our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination. Furthermore, during the period that we elected to be taxed as a REIT, we invested in certain assets that we believed were qualifying assets for purposes of the REIT assets tests, such as mezzanine loans meeting certain requirements and commercial property assessed clean energy assets, and no assurance can be provided that the IRS would agree with such characterizations. Accordingly, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to have satisfied all requirements for qualification as a REIT for prior taxable years. Furthermore, future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT for prior taxable years.
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
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (“Section 382”) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50% during a rolling three-year period). An ownership change may severely limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes. In October 2023, our Board adopted a tax benefits preservation plan (the “Tax Benefits Preservation Plan”) in order to preserve our ability to use our NOLs and certain other tax attributes to reduce potential future income tax obligations. The Tax Benefits Preservation Plan was terminated in conjunction with our conversion from a Maryland corporation to a Delaware corporation in July 2024 (the “Conversion”). In the Conversion, we adopted our charter, which includes provisions that are also intended to reduce the risk of an “ownership change” under Section 382 of the Code (the “Charter Tax Benefit Provisions”). The Charter Tax Benefit Provisions generally restrict any person or entity from attempting to transfer any of our stock to the extent that transfer would, if effected and subject to certain exceptions, (i) result in an individual, entity, firm, corporation, estate, trust or other person or group of persons described in the Charter Tax Benefit Provisions as a “Person” owning 4.8% or more of our common stock (which the Charter Tax Benefit Provisions refer to as a “Prohibited Ownership Percentage”) or (ii) increase the ownership percentage of any Person that has a Prohibited Ownership Percentage, subject to certain exceptions. The Charter Tax Benefit Provisions provide that any transfer that violates the Charter Tax Benefit Provisions shall be null and void ab initio and shall not be effective to transfer any record, legal, beneficial or any other ownership of the number of shares which result in the violation of the Charter Tax Benefit Provisions.
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
Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.
The use of artificial intelligence, machine learning technology and other quantitative analysis tools and models, developed by us or third-party service providers (collectively, "AI") as well as the increasing adoption of AI throughout society may expose us to new and unpredictable competitive, operational, legal and regulatory risks. We may not be able to anticipate, mitigate, or effectively manage all of the potential risks or impacts associated with our and third parties’ use of AI. These risks could disrupt, among other things, our business models, investment strategies, operational processes, and our ability to identify and hire employees. In addition, our competitors may more efficiently develop or implement AI-based technologies to identify and assess potential investments, address investor demands or improve operations. If we are unable to advance our AI capabilities as quickly or as effectively as our competitors, we may be at a competitive disadvantage.
We may use AI to inform certain of our decisions or to manage our business. If we, or third parties whose services we rely on, use data in connection with the development or deployment of AI that is incomplete, inadequate or biased – or if the data contains inaccuracies or errors that result in flawed algorithms and models – the performance of our investments and operations could suffer.
Our personnel or the personnel of our service providers could, without our knowledge, improperly utilize AI while carrying out their responsibilities. AI may be misused or misappropriated by our employees or third-party providers engaged by us. For example, by inputting confidential information into AI applications, resulting in such information becoming accessible by others, including our competitors. If we do not have sufficient rights to use the data or other material used with, or relied upon by, an AI application, we may incur liability through the alleged violation of applicable laws and regulations, intellectual property, data privacy, or other rights, or contractual obligations. Further, we may not be able to control how third-party AI applications that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data, deficiencies in the practices associated with data collection, training and data analytics, as well as difficulties validating data, could have an adverse impact on our reputation and could subject us to legal and regulatory investigations or actions.
Regulators are also increasing scrutiny regarding AI and adopting regulations that may impact our use of the technology, including regulations regarding the use of “big data,” diligence of data sets and oversight of data vendors. The use of AI by us or others may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our use of AI. Existing laws and regulations may be interpreted in new ways, which would affect the way we use AI. These and other regulatory or legal developments could limit our ability to gain insights into and manage our business or otherwise have a materially adverse impact on us.
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
Our overall success in international markets will depend, in part, on our ability to succeed in different legal, regulatory, economic, social and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we decide to do business. Our failure to manage these risks successfully could harm any future international projects, reduce our international income or increase our costs, thus adversely affecting our business, financial condition and operating results.
Risks Relating to Regulation
We cannot predict the unintended consequences and market distortions that may stem from far-ranging governmental intervention in the economic and financial system or from regulatory reform of the oversight of financial markets.
The U.S. federal government, the Federal Reserve Board of Governors, the U.S. Treasury, the SEC, U.S. Congress and other governmental and regulatory bodies have taken, are taking or may in the future take, various actions to address inflation, financial crises, real or perceived trade imbalances, or other areas of regulatory concern. Such actions could have a dramatic impact on our business, results of operations and financial condition, and the cost of complying with any additional laws and regulations or the elimination or reduction in scope of various existing laws and regulations could have a material adverse effect on our business, financial condition and results of operations. Government intervention in the economic and financial system, such as new or increased tariffs, may carry unintended consequences and cause market distortions. We are unable to predict at this time the extent and nature of such unintended consequences and market distortions, if any.
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
There can be no assurance that the laws and regulations governing the 1940 Act, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations. Any additional guidance from the SEC or its staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we or our subsidiaries fail to maintain an exemption from the 1940 Act, we could, among other things, be required either to (1) change the manner in which we conduct our operations to avoid being required to register as an investment company, (2) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (3) register as an investment company, any of which could negatively affect our business, our ability to make distributions, our financing strategy and the market price for shares of our common stock.
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
If the market value or income potential of our assets changes as a result of changes in interest rates, general market conditions, government actions or other factors, we may need to adjust the portfolio mix of our real estate assets and income or liquidate our non-qualifying assets to maintain our exemption from the 1940 Act. If changes in asset values or income occur quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of certain of the assets we own. We may have to make decisions that we otherwise would not make absent 1940 Act considerations.
Risks Related to our Borrowings and Hedging

We use financial leverage in executing our business strategy, which may adversely affect the returns on our assets and may reduce cash available for distribution to our stockholders, as well as increase losses when economic conditions are unfavorable.
We use debt to finance our assets, including credit facilities, recourse and non-recourse debt, securitizations, and syndications. Changes in the financial markets and the economy generally could adversely affect one or more of our lenders or potential lenders and could cause one or more of our lenders, potential lenders or institutional investors to be unwilling or unable to provide us with financing or participate in securitizations or could increase the costs of that financing or securitization. Some of our borrowings will have a remaining balance when they come due and if we are unable to repay or refinance the remaining balance of such debt, or if the terms of any available refinancing are not favorable, we may be forced to liquidate assets or incur higher costs which may significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could in turn cause the value of our common stock to decline. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that market conditions prevent us from leveraging our assets or increase the cost of our financing relative to the income that can be derived from the assets acquired. Increases in our financing costs will reduce cash available for distributions to stockholders. We may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations.
We and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition and results of operations created by our indebtedness.
We and our subsidiaries may be able to incur substantial additional indebtedness in the future, which may increase the risks created by our current indebtedness. The terms of the agreements governing our indebtedness provide our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured.
An increase in our borrowing costs relative to the interest we receive on our assets may adversely affect our profitability and our cash available for distribution to our stockholders. Our borrowings may have a shorter duration than our assets.
Our credit facilities have rates that adjust on a frequent basis based on prevailing short-term interest rates. Increases in interest rates, or a flattening or inversion of the yield curve, reduce the spread between the returns on our assets which are typically priced using longer-term interest rates and the cost of any new borrowings or borrowings where the interest rate adjusts to market rates or is based on shorter-term rates. Any such change in interest rates may adversely affect our earnings and, in turn, cash available for distribution to our stockholders. In addition, as we may use short-term borrowings that are generally short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to obtain continued financing. If we are not able to renew our then existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we may have to curtail entering into new transactions and/or dispose of assets. We will face these risks given that a number of our borrowings have a shorter duration than the assets they finance.
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
We typically retain the residual value associated with a securitization. We have also established special purpose entities through which we hold only a partial or subordinate interest or a residual value after taking into account our non-recourse debt facilities or a right to participate in the profits of such entity once it achieves a predefined threshold. As a holder of the residual value or other such interests, we are more exposed to losses on the underlying collateral because the interest we retain in the securitization vehicle or other entity would be subordinate to the more senior notes or interests issued to investors and we would, therefore, absorb all of the losses, up to the value of our interests, sustained with respect to the underlying assets before the owners of the notes or other interests experience any losses. In addition, the inability to securitize our Portfolio or assets within our Portfolio could adversely affect our performance and our ability to grow our business.
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
Certain of our existing credit facilities and debt contain, and any future financing facilities may contain, various affirmative and negative covenants, including maintenance of an interest coverage ratio and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. In addition, the terms of our non-recourse debt include restrictions and covenants, including limitations on our ability to transfer or incur liens on the assets that secure the debt. For further information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.
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
Our non-recourse debt limits our ability to take action with regard to the assets pledged as security for the debt. These restrictions, as well as any other covenants contained in any future financings, may interfere with our ability to obtain financing, or to engage in other business activities, which may significantly limit or harm our business, financial condition, liquidity and results of operations. Certain financing agreements also contain cross-default provisions, such that if a default occurs under any one agreement, the lenders under certain other agreements could also declare a default. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our common stock to decline. A default would also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could curtail the returns on our assets.
In addition, certain of our financing agreements contain provisions that provide for a preference in cash flow allocations to the lender from our assets or an acceleration of principal payments owed when certain conditions are present related to the underlying assets that serve as collateral for the financing. These provisions may limit our ability to obtain distributions from the underlying assets and could impact our cash flow and expected returns.
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
Even though most swaps are cleared through a central counterparty clearinghouse, certain transactions could be executed bilaterally with a counterparty. While we have the ability to require counterparties to post, to the extent we have not obtained sufficient collateral, we would remain exposed to our counterparty’s ability to perform on its obligations under each hedge and cannot look to the creditworthiness of a central counterparty for performance. As a result, if a hedging counterparty cannot perform under the terms of the hedge, we would not receive payments due under that hedge, we may lose any unrealized gain associated with the hedge and the hedged liability would cease to be hedged. While we would seek to terminate the relevant hedge transaction and may have a claim against the defaulting counterparty for any losses, including unrealized gains, there is no assurance that we would be able to recover such amounts or replace the relevant hedge on economically viable terms or at all. In such case, we could be forced to cover our unhedged liabilities at the then current market price. We may also be at risk for any collateral we have pledged to secure our obligations under the hedge if the counterparty becomes insolvent or files for bankruptcy.
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
Moreover, the projects in which we invest may enter into various forms of hedging including interest rate and power price hedging. To the extent they enter into such hedges, the financial results of the project will be exposed to similar risks as described above which could adversely impact our results of operations. Further, the hedges entered into by us or the projects in which we invest may not be effective which could adversely impact our economics.
If we, or our projects, choose not to pursue, or fail to qualify for, hedge accounting treatment, our operating results under GAAP may be impacted because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.
We or our projects may choose not to pursue, or fail to qualify for, hedge accounting treatment relating to derivative and hedging transactions for a number of reasons, including if we or our projects (1) use instruments that do not meet the Accounting Standards Codification (“ASC”) Topic 815 definition of a derivative, (2) fail to satisfy ASC Topic 815 hedge documentation and hedge effectiveness assessment requirements or (3) the hedge relationship is not highly effective. If we or our projects fail to qualify for, or choose not to pursue, hedge accounting treatment, our, or our projects, operating results may be negatively impacted because losses on the derivatives that we or our projects enter into may not be offset by a change in the fair value of the related hedged transaction in our statement of operations presented under GAAP.
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
As a REIT, we were generally required, among other things, to distribute annually at least 90% of our REIT taxable income (without regard to the deduction for dividends paid and excluding net capital gains) each year for us to have qualified as, and to have maintained our qualification as a REIT. Effective January 1, 2024, we revoked our REIT election and since then we have been taxed as a C corporation. As a result, we are no longer subject to the REIT distribution requirement. While our current policy is to pay quarterly distributions, the timing, declaration, amount and payment of any dividends is within the discretion of our Board, and will depend upon various factors, including our earnings, financial condition, liquidity, debt covenants, applicable provisions of Delaware law and other factors as our Board may deem relevant from time to time. Moreover, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any such distributions will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.

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
Our Head of Technology Infrastructure & Chief Information Security Officer (“CISO”) helps identify, assess and manage our cybersecurity threats and risks. Collaborating with their team, they are responsible for steering the Company-wide cybersecurity strategy, policy, standards, architecture, and processes. They also identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods.
The Company’s information security program, led by our CISO, collaborates with various departments within the organization, such as information technology, legal, enterprise risk management, human resources, accounting, finance, and internal audit, as well as external third-party partners. This collaboration aims to identify, mitigate, and plan for potential cybersecurity threats comprehensively. Additionally, the Company consistently evaluates and enhances its processes, procedures, and management approaches in response to evolving cybersecurity landscapes.
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
Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of our enterprise risk management program; (2) the information security function works with our leadership team to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; and (3) our CISO evaluates material risks from cybersecurity threats against our overall business objectives and reports to the Finance and Risk Committee of our Board (the “Finance and Risk Committee”), which evaluates our overall enterprise risk.
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

Governance
Our Board addresses our cybersecurity risk management as part of its general oversight function. The Finance and Risk Committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CISO. The CISO has over two decades of information technology and cybersecurity leadership experience.
Our CISO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our CISO is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.
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
The Finance and Risk Committee receives periodic reports from our CISO concerning our significant cybersecurity threats and risk and the processes we have implemented to address them. The Finance and Risk Committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2.    Properties
Our principal executive offices are located at One Park Place, Suite 200, Annapolis, Maryland 21401, with an additional office at 24 West 40th Street, Suite 900, New York, NY 10018. Our telephone number is (410) 571-9860.

Item 3.    Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of December 31, 2025, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NYSE under the symbol “HASI.”
Holders
As of February 9, 2026, we had 166 registered holders of our common stock. The 166 holders of record do not include the beneficial owners of our common stock whose shares are held by a broker or bank. Such information was obtained from The Depository Trust Company.
Dividends
We intend to make regular quarterly distributions to holders of our common stock. Any distributions we make will be at the discretion of our Board and will depend upon, among other things, our actual results of operations. These results and our ability to pay distributions will be affected by various factors, including the net interest and other income from our Portfolio, our operating expenses and any other expenditures. See “Item 1A. Risk Factors”, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends. See Note 11 to our audited financial statements in this Form 10-K for details of our dividends declared in 2025 and 2024.
Stockholder Return Performance
The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such stock performance graph and table by reference.
The following graph is a comparison of the cumulative total stockholder return from December 31, 2020 to December 31, 2025 on shares of our common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), and a peer group index, the ALPS Clean Energy ETF. The graph assumes that $100 was invested at closing on December 31, 2020, in our shares of common stock, the S&P 500 Index, and the peer group index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our common stock will continue in line with the same or similar trends depicted in the graph below.

Comparison of Cumulative Total Return
(HASI, S&P 500 Index, and ALPS Clean Energy ETF)
$200
$160
$120
$80
$40
$0
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
HASI
S&P 500
ALPS Clean Energy ETF

Company or Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
HA Sustainable Infrastructure Capital, Inc.	$100.00	$85.93	$48.92	$49.79	$51.28	$63.61
S&P 500 Index	100.00	128.68	105.36	133.03	166.28	195.98
Alps Clean Energy ETF	100.00	80.56	57.66	46.11	33.79	42.39

Sources: Bloomberg L.P.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below summarizes all of our repurchases of our common stock during 2025.

Date	Total number of shares purchased (1)	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
2/3/2025	615	$27.56	N/A	N/A
3/5/2025	13,191	28.53	N/A	N/A
4/3/2025	462	29.05	N/A	N/A
5/15/2025	20,651	28.35	N/A	N/A
5/30/2025	568	25.05	N/A	N/A
7/10/2025	81	27.67	N/A	N/A
8/15/2025	1,511	27.64	N/A	N/A
9/2/2025	326	27.73	N/A	N/A
11/15/2025	1,239	33.65	N/A	N/A
(1)    During the year ended December 31, 2025, certain of our employees surrendered shares of our common stock owned by them to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock and restricted stock units. Non-controlling interest holders exchanged 157,046 OP units for the same number of shares of common stock during the year ended December 31, 2025. The price paid per share is based on the closing price of our common stock as of the date of the exchange and withholding.

Item 6.    [Reserved]
None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8. Financial Statements and Supplementary Data, of this Form 10-K. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the year ended December 31, 2024 for a discussion of our results for the year ended December 31, 2024 and a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023.
Overview
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $16 billion in managed assets, our investment strategy is focused primarily on long-lived real assets that generate long-term recurring cash flows. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and have a team of over 170 full-time investment, operating, and technical professionals. We have long-standing relationships with the leading U.S. clean energy project developers, owners and operators, utilities, and energy service companies (“ESCOS”), which provide recurring, programmatic investment and fee-generating opportunities, while also enabling scale benefits and operational and transactional efficiencies.
We completed approximately $4.3 billion of transactions during 2025 and $2.3 billion in 2024. As of December 31, 2025, our managed assets total approximately $16.1 billion, and generally fall into one of three categories: (1) our Portfolio, which represents investments we have retained on our balance sheet, (2) fee-generating assets in our co-investment structures that are not in our Portfolio but held by our investment partners in these structures, and (3) assets we have securitized by transferring all or a portion of the economics of the investment, typically using securitization trusts, to institutional investors in exchange for cash and/or residual interests in the assets and in some cases, ongoing fees. As of December 31, 2025, we held approximately $7.6 billion of assets in our Portfolio, and we also managed approximately $8.5 billion in securitization trusts or co-investment vehicles that are not consolidated on our balance sheet.
See “Item 1. Business” for a further discussion of our business, investing strategy, and financing strategy.
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
First and foremost, there have been significant changes in the outlook for U.S. power demand, with load growth now expected to experience its most significant increase since before the turn of this century. For the past 20 years, U.S. electricity demand has been essentially flat at approximately 4,000 TWh per year, according to the U.S. Energy Information Administration (the “EIA”), due largely to the impact of successful energy efficiency and conservation initiatives. According to the EIA, electricity generation by the U.S. electric power sector increased by 2.5% in 2025, and is expected to increase by 1% in 2026 and 3% in 2027. This growth is due to a number of new macro trends that have materially altered the U.S. electricity market, including growth in data centers, a resurgence in domestic manufacturing, as well as the broader trend of electrification of more sectors of the economy, including on-road transportation, industrial manufacturing, and space heating, among others.
•Data centers. Spurred in part by unprecedented investment in artificial intelligence, data center power demand is expected to grow substantially. Data center share of total U.S. power demand is expected to increase from approximately 5% of total U.S. power demand in 2025 to 12% by 2030, with 124 GW of AI capacity added on a cumulative basis between 2025 and 2030, resulting in overall U.S. data center energy demand increasing from 224 terawatt-hours in 2025 to 606 terawatt-hours in 2030. McKinsey expects that capital expenditures on data center infrastructure beyond IT hardware are expected to exceed $1.7 trillion by 2030, representing sustainable infrastructure investment opportunities beyond grid-connected power generation.
•Domestic manufacturing. Following a decades-long trend towards offshoring, there has been a sharp reversal in recent years in favor of reshoring, as manufacturers have sought to (1) reduce supply chain vulnerabilities exposed by the Covid-19 pandemic, (2) address a growing consumer segment in favor of “Made in the USA” products, and (3) overcome growing national security concerns stemming from the country's higher dependence on foreign countries for manufacturing goods, particularly for strategic industries like industrial materials, energy products, and semiconductors. Furthered by supportive government policies, culminating in transformative legislation and incentives including the Infrastructure Investment and Jobs Act, the Inflation Reduction Act, and the CHIPS Act, there has been a resurgence of investment in domestic manufacturing in the United States over the last few years. According to the U.S. Census Bureau, in 2025, U.S. spending on construction of manufacturing facilities surpassed an annualized rate of $200 billion, up from approximately $75 billion in 2020. This rise in spending on domestic manufacturing is expected to create a minimum of 250 million square feet of new manufacturing space by 2030, according to NewMark.
•The “electrification of everything.” Further driving U.S. load growth higher is the broader trend of electrification expanding to more products and processes that had previously been powered by fossil fuels like diesel, oil, and natural gas. One of the most prominent of these trends is the electrification of on-road transportation. With sales of new light-duty electric vehicles in the United States totaling approximately 1.3 million in 2025, representing 8% of total new car sales, according to the National Automobile Dealers Association, there were more than 7 million light-duty battery electric vehicles registered in the United States at the end of 2025, based on Energy Electric Institute and Cox Automotive data, up from less than 100,000 in 2012. With electric vehicles on U.S. roads expected to grow to approximately 53 million by 2035, according to Bloomberg New Energy Finance’s June 2025 forecast, it is estimated that electric vehicle charging alone could increase annual U.S. electricity demand by more than 175 TWh by 2035. In addition, electrification has taken hold across a number of other sectors of the U.S. economy, including space heating–underscored by annual sales of heat pumps surpassing sales of gas furnaces since 2022–as well as the electrification of industrial processes, including greater adoption of electric furnaces and electric boilers, among other processes and products, which we believe will drive U.S. electricity demand even higher.
The second important trend affecting our market and demand for assets we invest in is heightened concern and focus on inflation, and in turn, the desire to supply the expected U.S. load growth over the next decade with the lowest cost and least inflationary sources of electricity. From 2021 to 2023, the United States economy, along with many other economies across the globe, suffered from the first inflation shock in multiple decades. This has led to heightened sensitivity to prices among consumers and businesses, which we believe will lead to extensive effort by businesses and policymakers to minimize inflation in energy prices. We believe this will lead not only to an “all of the above” energy strategy that does not limit any potential sources of energy, but emphasizes a widespread supply of energy from as many sources as possible, with a prioritization of the lowest cost sources of energy. According to the levelized cost of energy (“LCOE”) reports that Lazard Inc. publishes annually, new build solar energy and wind energy now provide the lowest potential cost of electricity in the United States, even on an unsubsidized basis, which we believe will continue to lead to high demand for clean energy infrastructure assets to help minimize energy inflation.
The third trend is the recognition of the real and growing financial cost of climate change. According to the Pew Research Center, 51% of U.S. adults in 2025 described climate change as a major threat to the country’s well-being, up from 40% in 2013, while approximately 64% of US. adults in 2024 said renewable energy development should be prioritized over expanding oil, gas, and coal production. Further, we believe the substantial increase over the last several years in both the magnitude and frequency of environmental disasters linked to climate change will lead to greater appreciation not only of the broader impacts of climate change but also the very real financial costs it is incurring as well. According to the National Oceanic and Atmospheric Administration (“NOAA”), the year 2025 was the third warmest year on record, while the ten warmest years since 1850 have occurred in the last decade. According to ClimateCentral, a policy-neutral 501(c)(3) nonprofit, in 2025 there were 23 confirmed climate disaster events in the United States with losses exceeding $1 billion that in aggregate accounted for total damage of approximately $115 billion. Over the period from 2016 to 2025, there have been over 200 such events with aggregate costs of $1.5 trillion. It has become clear that climate change is not merely a concern for environmentalists but a real and growing threat to communities across the United States (and globe) that is resulting in substantial and growing financial cost to society. We believe the persistence and possibility of intensification of these events will not only result in even greater recognition of the threat of climate change but a growing appreciation for clean energy and other climate solutions and in turn an increase in the types of sustainable infrastructure investment opportunities that are the focus of HASI’s business model.
Finally, the expected growth in U.S. electricity demand combined with the increase in climate events and disasters, as discussed above, is also leading to greater attention to and prioritization of improving the resilience and reliability of the grid. Simultaneously, greater geopolitical conflict and uncertainty along with volatility in fossil fuel prices is leading to growing prioritization of national energy security. We believe renewable energy and storage provide important solutions to both of these issues. Distributed energy resources, particularly rooftop solar and battery storage, improve grid resilience, while lowering dependence and utilization of transmission and distribution infrastructure. In addition, renewable energy’s use of freely available natural resources, such as solar and wind energy, reduce the electric grid’s reliance on fossil fuels, which despite higher domestic production, continues to be primarily imported from foreign nations, many of whom are hostile to the United States. As a result, we believe the growing focus on grid reliability and resilience, as well as national energy independence and security, are supportive of growth in clean energy demand in general, and in sustainable infrastructure assets.
Altogether, these factors are transforming the U.S. power markets and providing powerful tailwinds to demand for the sustainable infrastructure assets that HASI invests in and the returns we generate on them.
In addition to the impact of these long-term trends on the U.S. economy and energy markets, shorter-term movements in both interest rates and energy prices can also impact how we operate and manage our business. Interest rates in particular can impact not only the returns we generate on our investments, but also our cost of funding. The Federal Reserve Board of Governors increased the federal funds rate (the rate at which banks lend to one another) 11 times in 2022 and 2023 for an overall increase of 5.25% to reduce inflation to stated targets. In 2024 and 2025, as inflationary pressures eased, the Board of Governors lowered rates six times for an overall decrease of 1.75%. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Interest Rate and Borrowing Risks” for an analysis of the impact of rates on our business. To date, inflationary pressures have not had a material impact on our business.
Finally, as most of the sustainable infrastructure assets we invest in are energy projects, energy—and in particular electricity—prices can also impact the pricing and returns we generate on our investments. After rising more than 5% in 2025, average U.S. retail electricity prices have increased by 29% between 2020 and 2025 and are forecasted to rise a further 4% between 2025 and 2027, according to the Energy Information Administration. Similarly, wholesale electricity capacity prices have risen considerably in key markets such as PJM where capacity prices reached a new record for the third auction in a row at $333 per MW-day in December 2025, and MISO where the average annualized clearing price of approximately $215 per MW-day at the most recent auction in April 2025 increased more than ten times compared to the prior year’s. The increase in electricity prices is a result of the recent growth in U.S. electricity demand and, in our view, underscores the need for an increase in electricity generation capacity across the country. Not only can higher electricity prices impact the pricing and returns of new investments, but we believe they can also increase the value of our existing project investments. For more detail on the impact of energy prices, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk—Commodity Price Risk.”
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
Portfolio Size and Mix
The size and mix of our Portfolio will be a key driver of revenue. Generally, as the size of our Portfolio on our balance sheet grows the amount of our revenue will increase. Our Portfolio may grow at an uneven pace as opportunities to originate new assets may be irregularly timed, and the timing and extent of our success in such originations cannot be predicted. To the extent the size of our Portfolio changes due to equity method investment activity, the income or loss from such investments will not be included in revenue but are reflected as income (loss) from equity method investments in our income statement and will vary over time. In addition, we may decide for any particular asset that we should securitize or otherwise sell a portion, or all, of the asset, which would result in gain on sale of receivables and debt securities or fee income as described below. The level of portfolio activity will fluctuate from period to period based upon the market demand for the capital we provide, our view of economic fundamentals including interest rates, the present mix of our Portfolio, our ability to identify new opportunities that meet our investment criteria, the volume of projects that have advanced to stages where we believe a transaction is appropriate, seasonality in our activities and in the various projects where we may provide debt or equity and our ability to consummate the identified opportunities, including as a result of our available capital. The level of our new origination activity, the percentage of the originations that we choose to retain on our balance sheet and the related income, will directly impact our interest and rental revenue and income from equity method investments.

Income from Securitization, Management and Origination Fees, and Other Services
We earn gain on sale of assets by securitizing or selling all or a portion of certain transactions. For transactions that we securitize via a non-consolidated trust, we recognize a gain on the securitization. The gain may be comprised of either or both cash received and a residual interest in securitized assets. We may also recognize additional income from servicing fees from these securitized assets over the life of the asset. In many cases, we arrange the securitization of the loan or other asset prior to originating the transaction and thus avoid exposure to credit spread and interest rate risks. In these cases, we avoid funding risks for these financings or other assets given that our securitization partners contractually agree to fund such assets before the origination transaction is completed. We view the revenue from such activities as a valuable component of our earnings and an important source of franchise value.
We earn origination fees when co-investment structures we manage fund investments that we have sourced on their behalf, and we also earn ongoing management fees based on the assets held within these structures. We may charge advisory, retainer or other fees to third parties, including through our broker dealer subsidiary.
The total amount of income from securitizations, management and origination fees, and other services will vary from quarter to quarter depending on various factors, including the level of our originations, the amount of assets within our managed co-investment structures, the duration, credit quality and types of assets we originate, current and anticipated future interest rates, the impact on our leverage, the mix of our Portfolio and our need to tailor our mix of assets in order to maintain our exemption from registration under the 1940 Act.
Credit Risks
We identify opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain our current level of financing costs. In the case of various renewable energy and other sustainable infrastructure projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We are also exposed to credit risk in our on-balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned commercial projects. We have extended mezzanine loans to various special purpose entities which own residential or community solar projects, and the ultimate repayment of those loans is dependent on the creditworthiness of the related residential obligors. As a result of investing in these and other mezzanine loans, we are exposed to additional credit risk. In certain instances, interest is paid on our mezzanine loans in-kind, which increases our outstanding loan balances and causes the ultimate repayment of cash to occur later. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to payment guarantees provided by ESCOs that are required in the event that certain energy savings are not realized by the customer.
We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit losses. See “Item 7A. Quantitative and Qualitative Disclosures” about Credit Risks for further information on our credit risks and see Note 6 to our audited financial statements in this Form 10-K for additional detail of the credit risks surrounding our Portfolio.
Changes in Market Interest Rates and Liquidity
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with new asset originations and our borrowings, including our revolving credit facilities, and in the future, to the extent we choose to enter into any new floating rate assets, revolving credit facilities or other borrowings. We have entered into interest rate derivatives to hedge a portion of the risk associated with our floating rate borrowings. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further information on interest rates risks and liquidity.
Commodity Prices
When we make investments in a project that is exposed to commodity prices, we may also be exposed to volatility in those prices. For example, the performance of renewable energy projects that produce electricity can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is true for utility scale projects that sell power on a wholesale basis and for Behind-the-Meter projects that compete against the retail or delivered costs of electricity, which includes the cost of transmitting the electricity to the end user. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further information on the impact of commodity prices.

Government Policies
We make investments in energy transition projects that may benefit from various federal, state or local governmental policies that support or enhance the project’s economic feasibility. Such policies may include governmental initiatives, laws and regulations designed to reduce energy usage and impact the use of renewable energy or the investment in, and the use of, climate solutions. Policies and incentives provided by the U.S. federal government may include tax credits, tax deductions, bonus depreciation, federal grants and loan guarantees, and energy market regulations. The value of tax credits, deductions and incentives and how they can be realized may be impacted by changes in tax laws, rates, or regulations.
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
Commercial entities, developers of sustainable infrastructure projects, and government agencies consider the impacts of these policies and incentives when making decisions on capital expenditures. Government regulations may also impact the terms of third party financing provided to support these projects. If any of these government policies, incentives or regulations are further adversely amended, delayed, eliminated, reduced, retroactively changed or not extended beyond their current expiration dates or there is a negative impact from the recent federal law changes or proposals, the operating results of the projects we finance and the demand for, and the returns available from our investments may decline, which could harm our business.
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
Consolidation
We account for our investment in entities that are considered voting or variable interest entities under ASC 810, Consolidation. We perform an ongoing assessment as to whether each entity is a voting interest entity or a variable interest entity, and for variable interest entities, we make judgments to determine the primary beneficiary of each entity as required by ASC 810, which includes an assessment of the type and degree of control we have over the entity. If we would conclude that certain of these entities should be consolidated, we would include the entities’ assets, liabilities and related activity in our financial statements, along with non-controlling interests related to the ownership of the other equity holders. Refer to discussion below relating to additional consolidation considerations related to the securitization of receivables. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K.
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
Securitization of Financial Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain receivables or other debt investments. We make judgments, based in part on supporting legal opinions, as to whether these entities should be consolidated as a variable interest entity, as defined in ASC 810, Consolidation, and whether the transfers to these entities are accounted for as a sale of a financial asset or a secured borrowing under ASC 860, Transfers and Servicing. If we would conclude that certain of these special purpose entities or securitization trusts should be consolidated, we would include the assets and liabilities of the entity and their related activity in our financial statements. If sale accounting is not met in these transactions, it would be treated as a secured borrowing rather than a sale in our financial statements, which would result in reduced revenue in the period in which an asset contributed to the trust and an increase in assets and non-recourse debt. We further discuss our process for evaluating these judgments in Note 2 to our audited financial statements in this Form 10-K. We also make assumptions regarding the fair value of our securitization assets in these transferred assets. If our determination of fair value is determined to be incorrect, our gain on sale of receivables and debt securities in our income statement and retained interests in securitization trusts on our balance sheet will be inaccurate. See Note 3 to our audited financial statements in this Form 10-K for a discussion around fair value measurements.
Results of Operations
For a comparison of our results of operations for the fiscal years ended December 31, 2024 and December 31, 2023, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025.
We completed approximately $4.3 billion of transactions during 2025 and $2.3 billion in 2024. Our strategy includes holding a large portion of these transactions on our balance sheet. We refer to the transactions we hold on our balance sheet as of a given date as our “Portfolio”. Our Portfolio was approximately $7.6 billion as of December 31, 2025 and $6.6 billion December 31, 2024.
Portfolio
Our Portfolio totaled approximately $7.6 billion as of December 31, 2025, and included approximately $3.9 billion of BTM assets, approximately $2.6 billion of GC assets, and approximately $1.1 billion of FTN assets. Approximately 52% of our Portfolio consisted of equity investments in renewable energy related projects. Approximately 39% consisted of fixed-rate receivables and debt securities, approximately 7% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 700 transactions with an average size of $10 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of December 31, 2025. Our Portfolio consisted of the following asset classes as of December 31, 2025:

Community Solar, 9%
Commercial & Industrial, 6%
Public Sector, 3%
Other, 1%
Residential Solar & Storage, 32%
Fuels, Transport, & Nature, 15%
Onshore Wind, 17%
Grid-connected Solar & Storage, 17%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of December 31, 2025:

	Balance	Maturity
	(in millions)
Floating-rate receivables, interest rates 9.50% or greater per annum	$507	2027 to 2030
Fixed-rate receivables, interest rates less than 5.00% per annum	43	2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	57	2026 to 2041
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	961	2026 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	828	2026 to 2067
Fixed-rate receivables, interest rates 9.50% or greater per annum	946	2026 to 2050
Receivables (1)	3,342
Less: Allowance for loss on receivables	(62)
Receivables, net of allowance	3,280
Fixed-rate debt securities, interest rates less than 5.00% per annum	6	2033 to 2047
Fixed-rate debt securities, interest rates from 8.01% to 9.49% per annum	3	2055
Fixed-rate debt securities, interest rates 9.50% or greater per annum	64	2055
Total receivables and debt securities	$3,353
(1)Excludes receivables held-for-sale of $114 million.
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

	Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Portfolio, excluding equity method investments
Interest and rental income from receivables, debt securities, and real estate	$283	$263	$225
Average balance of receivables, debt securities, and real estate	$3,283	$3,123	$2,722
Average yield from receivables, debt securities, and real estate	8.6%	8.4%	8.3%
Debt
Interest expense (1)	$281	$241	$171
Average balance of debt	$4,810	$4,273	$3,437
Average cost of debt	5.8%	5.6%	5.0%
(1)    Excludes any loss on debt modification or extinguishment included in interest expense in our income statement.
The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of December 31, 2025:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,342	$421	$1,991	$682	$248
Debt securities	73	2	8	4	59

See Note 6 to our audited financial statements in this Form 10-K for information on:
•the maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of December 31, 2025;
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of December 31, 2025;
•the Performance Ratings of our Portfolio; and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our audited financial statements in this Form 10-K. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Years ended December 31,		$ Change	% Change
	2025	2024
	(dollars in thousands)
Revenue
Interest and rental income	$286,363	$265,887	$20,476	8%
Gain on sale of assets	65,089	80,341	(15,252)	(19)%
Management fees and retained interest income	33,621	26,054	7,567	29%
Origination fee and other income	15,429	11,313	4,116	36%
Total revenue	400,502	383,595	16,907	4%
Expenses
Interest expense	292,404	242,364	50,040	21%
Provision for loss on receivables and retained interests in securitization trusts	12,145	1,059	11,086	1,047%
Compensation and benefits	92,460	81,319	11,141	14%
General and administrative	30,677	32,905	(2,228)	(7)%
Total expenses	427,686	357,647	70,039	20%
Income (loss) before equity method investments	(27,184)	25,948	(53,132)	(205)%
Income (loss) from equity method investments	300,667	247,878	52,789	21%
Income (loss) before income taxes	273,483	273,826	(343)	—%
Income tax benefit (expense)	(85,247)	(70,198)	(15,049)	21%
Net income (loss)	$188,236	$203,628	$(15,392)	(8)%

•Net income decreased by approximately $15 million. Increases in total revenue of $17 million and income from equity method investments of $53 million were offset by increased total expenses of $70 million, while income tax expense increased by $15 million. These results do not include the Non-GAAP earnings adjustment related to equity method investments, which is discussed in the Non-GAAP Financial Measures section.
•Interest and rental income income increased by $20 million due to a larger receivable and debt securities portfolio and a higher average interest rate on those assets. See the table above for information on our average receivables, debt securities, and real estate balance and average yield on those assets. Gain on sale of assets decreased by $15 million primarily due to a smaller volume of assets being securitized. Management fees and retained interest income increased by $8 million primarily due to increased fee-generating managed assets. Origination fee and other income increased by $4 million due to fees earned from originating assets on behalf of co-investments structures that we manage.
•Interest expense for the year increased by approximately $50 million due to a higher average rate on a higher average debt balance. See the table above for detail on our average debt rate and average debt balance. Provision for loss on receivables increased by $11 million compared to the prior period driven primarily by loan-specific reserves on existing portfolio assets as well as new loans and loan commitments made during the period.
•Compensation and benefits increased by $11 million as a result of an increase in our employee headcount and compensation. General and administrative decreased by $2 million as legal fees related to our conversion to a Delaware corporation in the prior year did not recur.
•Income from equity method investments increased by $53 million, primarily due to allocations of income in the current period related to tax credits allocated to other investors in a solar project in which we have invested, as those tax credits reduced the tax equity investors ongoing claim on the net assets of the project. These income allocations were partially offset by a loss we were allocated from an investee due to their sale of a project back to the project sponsor as discussed in Note 6 to our audited financial statements.
•Income tax expense increased by $15 million primarily driven by a remeasurement of state deferred taxes and adjustments related to changes in estimates made in calculating the Company’s income tax expense.

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
Adjusted Earnings
We calculate Adjusted Earnings as GAAP net income (loss) excluding equity-based expenses, provisions for loss on receivables, amortization of intangibles, losses (gains) from modification or extinguishment of debt facilities, non-cash tax charges and the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our Adjusted Earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, Adjusted Earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the last three years:

	Years ended December 31,
	2025	2024	2023
	(dollars in millions)
Income (loss) under GAAP	$301	$248	$141

Collections of Adjusted Earnings	$195	$90	$39
Return of capital	83	17	24
Cash collected (1)	$278	$107	$63
(1)    Cash collected includes $14 million in 2025 and $9 million in 2023 related to debt issuance proceeds from certain of our equity method investees, the repayment of which we have guaranteed.
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
The table below provides a reconciliation of our GAAP net income (loss) to Adjusted Earnings for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$184,547	$1.41	$200,037	$1.62	$148,836	$1.42
Adjustments:
Reverse GAAP income from equity method investments	(300,667)		(247,878)		(140,974)
Adjusted income from equity method investments (2)	327,481		239,032		156,757
Elimination of proportionate share of up-front origination fees earned from co-investment structures (3)	(6,844)		(1,554)		—
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(4,288)		(590)		—
Equity-based expenses	29,885		25,608		19,782
Provision for loss on receivables (5)	12,145		1,059		11,832
Loss (gain) on debt modification or extinguishment (6)	11,171		953		—
Amortization of intangibles	11		180		2,473
Non-cash provision (benefit) for income taxes	85,247		70,198		31,621
Current year earnings attributable to non-controlling interest	3,689		3,591		1,921
Adjusted Earnings	$342,377	$2.70	$290,636	$2.45	$232,248	$2.23
Shares for Adjusted Earnings per share (7)	126,639,114		118,648,176		104,319,803
(1)The per share data reflects the GAAP diluted earnings per share which is the most comparable GAAP measure to our Adjusted Earnings per share.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)This adjustment is to eliminate the intercompany portion of up-front origination fees received from co-investment structures that for GAAP net income is included in the Equity method income line item. Since we remove GAAP Equity method income for purposes of our Adjusted Earnings metric, we add back the elimination through this adjustment.
(4)This adjustment is to eliminate the intercompany portion of ongoing asset management fees received from co-investment structures that for GAAP net income is included in the Equity method income line item. Since we remove GAAP Equity method income for purposes of our Adjusted Earnings metric, we add back the elimination through this adjustment.
(5)In 2024, we concluded that an equity method investment, along with certain loans we had made to this investee, were not recoverable. The equity method investment and loans had a carrying value of $0 due to the losses already recognized through GAAP income from equity method investments as a result of operating losses sustained by the investee. We have excluded this write-off from Adjusted Earnings, as this investment was an investment in a corporate entity which is not a part of our current investment strategy and is immaterial to our Portfolio. The loss associated with these investments is included in our Average Annual Realized Loss on Managed Assets metric disclosed below.
(6)Included in Interest expense within our statements of operations.
(7)Shares used to calculate Adjusted Earnings per share represents the weighted average number of shares outstanding including our issued unrestricted common shares, restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we assess whether the instrument is more akin to debt or equity based on the value of the underlying shares compared to the conversion price during each period. If the instrument is determined to be more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is determined to be more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls we hold in assessing whether an instrument is equity-like or debt like.

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
The following is a reconciliation of our GAAP-based net investment income to our Adjusted Recurring Net Investment Income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Interest and rental income	$286,363	$265,887	$229,045
Management fees and retained interest income	33,621	26,054	19,259
Interest expense	(292,404)	(242,364)	(171,008)
GAAP-based net investment income (loss) (1)	27,580	49,577	77,296
Adjusted income from equity method investments (2)	327,481	239,032	156,757
Loss (gain) on debt modification or extinguishment (3)	11,171	953	—
Amortization of real estate intangibles	11	180	2,473
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(4,288)	(590)	—
Adjusted Recurring Net Investment Income	$361,955	$289,152	$236,526
(1)GAAP-based net investment income (loss) as reported in previous periods was not defined to include Management fees and retained interest income. It has been included here in comparative periods to reflect the new definition.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)Included in Interest expense within our statements of operations.
(4)GAAP net income includes an elimination of the intercompany portion of ongoing asset management fees received from co-investment structures in the Equity method income line item. Since GAAP Equity method income is not a component of this metric, we include the elimination of the management fee through this adjustment.
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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
	(dollars in millions)
Equity method investments	$4,116	$3,612
Receivables, net of allowance	3,280	2,896
Receivables held-for-sale	114	76
Real estate and debt securities	76	10
GAAP-based Portfolio	7,586	6,594
Assets held in securitization trusts	7,220	6,809
Fee-generating assets held in co-investment structures (1)	951	300
Non-fee generating assets held in co-investment structures (2)	314	—
Managed Assets	$16,071	$13,703
(1)Represents assets in our co-investment structures which are attributable to our co-investors and on which we earn an asset management fee. Total assets in co-investment structures are $1.9 billion and $0.6 billion as of December 31, 2025 and 2024, respectively. There are $1.6 billion of closed transactions which have not yet funded as of December 31, 2025.
(2)Represents assets in our co-investment structures which are not attributable to our co-investors, and therefore are not fee-generating. Such assets are attributable to us but were financed with debt issued by the co-investment structure and therefore are not reflected in the carrying value of the equity method investment we hold in the structure.
The following shows our Managed Assets by asset class as of December 31, 2025:

Public Sector, 34%
Commercial & Industrial, 4%
Community Solar, 5%
Other, 1%
Fuels, Transport, & Nature, 7%
Residential Solar & Storage, 19%
Onshore Wind, 10%
Grid-connected Solar & Storage, 20%

Adjusted Cash from Operations plus Other Portfolio Collections

We operate our business in a manner that considers total cash collected from our Portfolio after making necessary operating and debt service payments to assess the amount of cash we have available to fund dividends and investments. We believe that the aggregate of these items, which together we present as a non-GAAP financial measure titled Adjusted Cash from Operations plus Other Portfolio Collections, is a useful measure of the liquidity generated from our assets to fund both new investments and our regular quarterly dividends. This non-GAAP financial measure may not be comparable to similarly titled or other similar measures used by other companies. Although there is also not a directly comparable GAAP measure that demonstrates how we consider cash available for dividend payment and reinvestment, below is a reconciliation of this measure to Net cash provided by operating activities.
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
Cash available for reinvestment is a non-GAAP measure which is calculated as Adjusted Cash from Operations Plus Other Portfolio Collections less dividend and distribution payments made during the period. We believe Cash Available for Reinvestment is useful as a measure of our ability to make incremental investments from internally generated capital after factoring in all necessary cash outflows to operate the business. Management uses Cash Available for Reinvestment in this way, and we believe that our investors use it in a similar fashion.

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$167,317	$5,852	$99,689
Changes in receivables held-for-sale	23,759	29,273	(51,538)
Equity method investment distributions received (1)	59,416	39,142	30,140
Proceeds from sales of equity method investments	—	9,472	—
Principal collections from receivables	705,675	600,652	197,784
Proceeds from sales of receivables	8,344	171,991	7,634
Proceeds from sales of land	—	115,767	—
Principal collections from debt securities (2)	1,849	47	3,805
Proceeds from the sale of a previously consolidated VIE (2)	—	5,478	—
Proceeds from sales of debt securities and retained interests in securitization trusts	—	5,390	—
Principal payments on non-recourse debt	(7,136)	(72,989)	(21,606)
Adjusted Cash from Operations plus Other Portfolio Collections	$959,224	$910,075	$265,908
Less: Dividends and distributions	(209,776)	(192,269)	(159,786)
Cash Available for Reinvestment	$749,448	$717,806	$106,122

(1)    Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statement of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.
(2)    Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Components of adjusted cash flow from operations plus other portfolio collections:
Cash collected from our Portfolio	$1,199,907	$891,250	$442,322
Cash collected from sale of assets (1)	33,389	325,051	34,034
Cash used for compensation and benefit expenses and general and administrative expenses	(89,088)	(85,519)	(78,681)
Interest paid (2)	(227,867)	(172,679)	(138,418)
Management fees and retained interest income and origination fees and other income	50,170	33,044	26,506
Principal payments on non-recourse debt	(7,136)	(72,989)	(21,606)
Other	(151)	(8,083)	1,751
Adjusted Cash from Operations plus Other Portfolio Collections	$959,224	$910,075	$265,908
(1)    Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2)    Interest paid includes cash benefits of $25 million and $20 million from the settlement of derivatives which were designated as cash flow hedges for the years ended December 31, 2025 and 2024, respectively.
Adjusted Return on Equity
Adjusted Return on Equity is a measure of the economic performance of our invested equity capital. Adjusted Return on Equity is calculated as our adjusted earnings divided by our average stockholder’s equity for the period. The direct comparable GAAP measure is GAAP-based return on equity, which we have presented below. Adjusted Return on Equity differs from GAAP-based return on equity in that the numerator of the calculation contains those adjustments described in the Adjusted Earnings section above. We believe that Adjusted Return on Equity gives investors an understanding into our performance after considering the effects of financial leverage. Our management uses it in this way and we believe that our investors use it in a similar fashion, and as such, we believe that its disclosure is useful to our investors.

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
GAAP Net Income	$188,236	$203,628	$150,757
Average Stockholders’ Equity (1)	2,561,639	2,293,276	1,911,797
GAAP-based return on equity	7.3%	8.9%	7.9%

Adjusted Earnings	$342,377	$290,636	$232,248
Average Stockholders’ Equity (1)	2,561,639	2,293,276	1,911,797
Adjusted Return on Equity	13.4%	12.7%	12.1%
(1)    For 2025, we changed the methodology for our calculation of Average Stockholders’ Equity to be calculated as the average of the Stockholders’ Equity at the end of the preceding year and as of the end each of the year’s four quarters. We have recast prior periods to conform with this calculation methodology.
Other Measures and Metrics
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated on the ten year period ending December 31, 2025. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of December 31, 2025 is:

Average Annual Recognized Loss (GAAP) on Managed Assets	0.13%
Average Annual Realized Loss on Managed Assets	0.08%
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
Our Portfolio totaled approximately $7.6 billion as of December 31, 2025. Unlevered Portfolio Yield was 8.8% as of December 31, 2025 and 8.3% as of December 31, 2024. See Note 6 to our audited financial statements and “MD&A—Our Business” in this Form 10-K for additional discussion of the characteristics of our Portfolio as of December 31, 2025.
Human Capital Metrics
As part of our broader human capital strategy, we monitor and disclose certain metrics which help us understand our workforce. As of December 31, 2025, we employed 173 people full-time, 5 people part-time, and 16 people as independent contractors. The average tenure of our full-time employees as of December 31, 2025, was approximately 4.5 years, and more than 40% of our employees had been employed by us for more than 4 years. For the year ended December 31, 2025, we had a voluntary employee turnover rate of 5%. There were no retirements or resignations related to ill health.
As discussed in “Item 1. Business—Human Capital Strategy”, we believe that fostering an internal culture of belonging that is supportive and allows people of all backgrounds to flourish lends itself to the highest levels of Company performance and facilitates the attraction and retention of best-in-class talent. We track and report internally on key talent metrics including workforce demographics, critical role pipeline data, diversity data, and engagement and inclusion metrics. These metrics are actively managed and reported to our executive leadership as well as our Board.
Liquidity and Capital Resources
Liquidity is a measure of our available cash and committed short-term borrowing capacity. We carefully manage and forecast our liquidity sources and uses on a frequent basis. Our sources of liquidity typically include collections from our Portfolio, cash proceeds from asset sales and securitizations, fee revenue, proceeds from debt transactions, and proceeds from equity transactions. Our uses of liquidity typically include funding investments, operating expenses including cash compensation, interest and principal payments on our debt, and stockholder dividends and limited partner distributions.
We pay our operating expenses, our debt service, and dividends from collections on our Portfolio, fee income and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders. We have available to us a broad range of financing sources to finance our investments including secured or unsecured debt, equity and off-balance sheet securitization or co-investment structures.
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of December 31, 2025
(in millions)
Unrestricted cash	$110
Unused capacity under our unsecured revolving credit facility (1)	1,546
Unused capacity under our Credit-enhanced Commercial Paper Program	125
Total liquidity	$1,781

(1)    As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. As of December 31, 2025, that reserved capacity was $226 million, and we have presented the available capacity under our unsecured revolving credit facility of $1.8 billion as reduced by that amount.
Capital markets activity during the year ended December 31, 2025
During the year ended December 31, 2025, we increased the available capacity available under our unsecured revolving credit facility to $1.825 billion, adding five additional banks. We issued $600 million principal amount of senior notes due 2031 and $400 million principal amount of senior notes due 2035, and used the proceeds of the notes issuances to complete a cash tender offer to repurchase $400 million and $300 million of senior notes due 2026 and 2027, respectively. We issued $500 million principal amount of 2056 junior subordinated notes, which credit rating agencies consider to be partly equity under their rating methodologies, and therefore reduces our reliance on equity issuances to maintain our credit ratings. We repaid $220 million of Convertible Notes with existing liquidity, and issued $237 million in equity through our at-the-market equity program.
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
As discussed in Note 6 to our audited financial statements in this Form 10-K, in 2024 we entered into a strategic partnership with KKR called CCH1, under which we each had committed at inception to invest $1 billion in eligible projects over an 18 month period. In 2025, the commitment was increased to $1.5 billion of which $913 million remains to be funded by each of us as of December 31, 2025. The commitment period was extended to conclude in December 2027 to allow additional time to invest the additional equity commitments as well as the proceeds of senior notes issued by CCH1. Such senior notes allow CCH1 to invest in assets in amounts incremental to commitments of the investors.
Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our Board quarterly, we have potential future cash needs related to the payments due at maturity of our Commercial Paper Notes, Senior Notes, Junior Subordinated Notes, Convertible Notes and Term Loan facilities. We also have maturities related to our non-recourse debt. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our audited financial statements in this Form 10-K.
The maturity profile of our recourse debt obligations is shown in the table below. Amounts exclude $226 million principal amount of Standalone Commercial Paper Notes which mature in 2026, as we have reserved capacity under our credit facility for such amounts as described above.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
//
2056
Senior Unsecured Notes
Convertible Notes
Junior Subordinated Notes
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
The decision as to how we finance specific assets or groups of assets is largely driven by risk, portfolio, and financial management considerations, including the potential for gain on sale or fee income, the overall interest rate environment including prevailing credit spreads, the terms of available financing, and financial market conditions. During periods of market disruptions, certain sources of financing may be more readily accessible than others which may impact our financing decisions. Over time, as market conditions change, we may use other forms of debt and equity in addition to these financing arrangements.
The amount of financial leverage we may use will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.7 to 1 as of December 31, 2025, below our current Board-approved leverage limit of up to 2.5 to 1. Our percentage of fixed-rate debt including the impact of our interest rate derivatives was approximately 99% as of December 31, 2025, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed-rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage as of December 31, 2025 and 2024 is shown in the chart below:

	December 31, 2025	% of Total	December 31, 2024	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$49	1%	$—	—%
Fixed-rate debt (2)	5,100	99%	4,400	100%
Total debt	$5,149	100%	$4,400	100%

Debt for leverage calculation (3)	$4,899		$4,400
Equity for leverage calculation (3)	2,908		2,405
Leverage	1.7 to 1		1.8 to 1

(1)Floating-rate borrowings include borrowings under our floating-rate credit facilities and commercial paper issuances with less than six months original maturity, to the extent such borrowings are not hedged using interest rate derivatives.
(2)Fixed-rate debt includes the impact of our interest rate derivatives on debt that is otherwise floating. Debt excludes securitizations that are not consolidated on our balance sheet. Since the borrowing rate associated with our junior subordinated notes is fixed for the first five years until which time we have the option to redeem them, we have included those notes as fixed-rate debt.
(3)Our leverage ratio includes the impact, as approved by our Board and as consistent with the methodologies of the credit rating agencies, of reflecting our $500 million principal amount of junior subordinated notes outstanding as of December 31, 2025 as being 50% equity.
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
While we generally intend to hold our target assets that we do not securitize upon acquisition as long-term investments, certain of our investments may be sold in order to manage our interest rate risk and liquidity needs, to meet other operating objectives or to adapt to market conditions. The timing and impact of future sales of receivables, debt securities, or equity method investments, if any, cannot be predicted with any certainty.
We may, at any time and from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We believe our identified sources of liquidity will be adequate for purposes of meeting our short-term and long-term liquidity needs, which include funding future investments, debt service, operating costs and distributions to our stockholders.
Sources and Uses of Cash
We had approximately $145 million and $150 million in unrestricted cash, cash equivalents, and restricted cash as of December 31, 2025 and 2024, respectively. The following table summarizes our cash flows for the years ended December 31, 2025, 2024, and 2023. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted Cash from Operations plus Other Portfolio Collections was $959 million for the year ended December 31, 2025.

	For the year ended December 31,
	2025	2024	2023
	(in millions)
Cash provided by (used in) operating activities	$167	$6	$100
Cash provided by (used in) investing activities	(856)	(131)	(1,993)
Cash provided by (used in) financing activities	684	200	1,792
Increase (decrease) in cash, cash equivalents, and restricted cash	$(5)	$75	$(101)
Discussion of significant changes in cash provided by operating activities
Net cash provided by operating activities for the year ended December 31, 2025 was $161 million higher than the year ended December 31, 2024. Net income was $15 million lower in the current period, which was offset by lower net negative adjustments to net income of $176 million when compared to the prior period. $151 million of the overall increase is driven by additional equity method investment distributions being considered operating in nature under GAAP in the current period.
Discussion of significant changes in cash used in investing activities
Net cash used in investing activities for the year ended December 31, 2025 was $725 million higher than in the year ended December 31, 2024. In 2025, we invested $488 million more in portfolio assets, and received $294 million less from the sale of assets. This was partially offset by greater principal collections from receivables and investing equity method investment distributions of $125 million.
Discussion of significant changes in cash provided by financing activities
Net cash provided by financing activities for the year ended December 31, 2025 was $483 million higher than the year ended December 31, 2024. Net credit facility and commercial paper activity was $501 million higher than in the prior year. We had higher net long-term borrowing inflows of $62 million in the current year. These amounts were partially offset by $95 million net decrease in cash provided to (received from) hedge counterparties.

Supplemental Guarantor Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC. HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the “Subsidiary Guarantors”) have filed registrations statement with the SEC pursuant to which the Company has offered, and may in the future, offer and sell debt securities from time to time and such securities may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company's Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. We have retained interests in securitization trusts (including any outstanding servicer advances) of approximately $310 million as of December 31, 2025, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below. We have not guaranteed any obligations of our non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities except as disclosed in Note 9 to our audited financial statements in this Form 10-K. A more detailed description of our relations with non-consolidated entities can be found in Note 2 of our audited financial statements in this Form 10-K. Additionally, we have made certain loans to equity method investees which we describe in Note 6 to our audited financial statements in this Form 10-K.
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
Our Board approved of our conversion to a C-Corporation in 2024 effective in that tax year. Prior to this conversion, we elected to be taxed as a REIT during tax years 2023 and previous. U.S. federal income tax law generally requires that a REIT distribute annually at least 90% of its REIT taxable income, without regard to the deduction for dividends paid and excluding net capital gains, and that it pays tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income. As a REIT, we paid quarterly distributions, which on an annual basis equaled or exceeded substantially all of our REIT taxable income. The taxable income of the REIT would vary from our GAAP earnings due to a number of different factors including the book to tax timing differences of income and expense recognition from our transactions as well as the amount of taxable income of our TRS distributed to the REIT. See Note 10 to our financial statements in this Form 10-K regarding the amount of our distributions that are treated as ordinary taxable income to our stockholders.
The dividends declared in 2025 and 2024 are described in Note 11 to our audited financial statements in this Form 10-K.

Book Value Considerations
As of December 31, 2025, we carried only our debt securities, receivables held-for-sale for which we had elected the fair value option, if any, retained interests in securitization trusts, and our derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than our those assets listed above which are carried at fair value on our balance sheet, the carrying value of our remaining assets and liabilities are typically determined using a cost basis approach in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We use a risk rating system to evaluate projects that we target. We first evaluate the credit rating of the offtakers or counterparties involved in the project using an average of the external credit ratings for an obligor, if available, or an estimated internal rating based on a third-party credit scoring system. We then estimate the probability of default and estimated recovery rate based on the obligors’ credit ratings and the terms of the contract. We also review the performance of each investment, including through, as appropriate, a review of project performance, monthly payment activity and active compliance monitoring, regular communications with project management and, as applicable, its obligors, sponsors and owners, monitoring the financial performance of the collateral, periodic property visits and monitoring cash management and reserve accounts. The results of our reviews are used to update the project’s risk rating as necessary. Additional detail of the credit risks surrounding our Portfolio can be found in Note 6 to our audited financial statements in this Form 10-K.
Interest Rate and Borrowing Risks
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
We are subject to interest rate risk in connection with new asset originations and our floating-rate borrowings, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate derivatives or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the terms of our investments to offset interest rate increases.
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
We have $5.1 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $49 million of debt with variable interest rates outstanding as of December 31, 2025, including any unhedged portions of loans under our term loan facility, revolving credit facilities and borrowings under our commercial paper program. Future increases in interest rates would result in higher interest expense while future decreases in interest rates would result in lower interest expense. A 50 basis point increase in benchmark interest rates would increase the quarterly interest expense related to the $49 million in floating-rate borrowings by $61 thousand. Such hypothetical impact of interest rates on our variable rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Commodity and Environmental Attribute Price Risk
When we make equity or debt investments in an energy transition project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity or natural gas can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis, as BTM projects compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. Projects in which we invest, or in which we may plan to invest, may also be exposed to volatility in the prices of environmental attributes which the project may produce, such as renewable energy credits (“RECs”) or renewable identification numbers (“RINs”).
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of the projects in which we invest have shorter term contracts (which may have the potential of producing higher current returns) or sell their power, energy or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. As energy or environmental attribute price volatility continues or as PPAs expire, the cash flows from certain of our projects in which we have invested are exposed to these market conditions. We work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. We often invest in utility scale solar projects by owning the land under the project where our rent is paid out of project operational costs before the debt or equity in the project receives any payments. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our Board which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, refinancing risks, and cybersecurity risks. As it relates to natural event risks, when we underwrite and structure our investments, the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather-related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the Portfolio.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HA Sustainable Infrastructure Capital, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of HA Sustainable Infrastructure Capital, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Accounting for Equity Investments

Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company makes investments that are accounted for under the equity method of accounting. As of December 31, 2025, the Company held $4.12 billion of equity investments. As described in Note 2 to the consolidated financial statements, for equity method investments that contain preferences with regard to cash flows from operations, capital events and liquidation in their respective limited liability company agreements (“LLC Agreements”), the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to record its share of profits and losses on these investments, which is recorded one quarter in arrears to allow for receipt of financial information from its investees.

Auditing the Company’s application of the HLBV method was challenging and inherently complex, because the application is based on its interpretations of the liquidation provisions outlined within investees’ LLC Agreements.

How We Addressed the Matter in Our Audit
We tested the Company’s controls that address the risks of material misstatement relating to the recognition of its share of investees’ profits and losses through use of the HLBV method based on financial information reported to the Company from its investees. For example, we tested the controls over management’s review of the HLBV method, including the application of any liquidation provisions and the financial information reported from their investees.

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

February 13, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of HA Sustainable Infrastructure Capital, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited HA Sustainable Infrastructure Capital, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, HA Sustainable Infrastructure Capital, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Tysons, Virginia

February 13, 2026

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$110,218	$129,758
Equity method investments	4,115,909	3,612,394
Receivables, net of allowance of $62 million and $50 million, respectively ($629 million and $822 million from equity method investees, respectively)	3,280,046	2,895,837
Receivables held-for-sale	113,938	75,556
Real estate and available-for-sale debt securities	76,291	9,802
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	299,739	248,688
Other assets	191,824	108,210
Total Assets	$8,187,965	$7,080,245
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$380,702	$275,639
Credit facilities	46,184	1,001
Commercial paper notes	225,212	100,057
Term loans payable	386,391	407,978
Non-recourse debt (secured by assets of $311 million and $307 million, respectively)	124,561	131,589
Senior notes	3,466,048	3,139,363
Junior subordinated notes	497,560	—
Convertible notes	403,438	619,543
Total Liabilities	5,530,096	4,675,170
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 127,644,496 and 118,960,353 shares issued and outstanding, respectively	1,276	1,190
Additional paid-in capital	2,849,597	2,592,964
Accumulated deficit	(323,071)	(297,499)
Accumulated other comprehensive income (loss)	47,076	40,101
Non-controlling interest	82,991	68,319
Total Stockholders’ Equity	2,657,869	2,405,075
Total Liabilities and Stockholders’ Equity	$8,187,965	$7,080,245

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

	Years Ended December 31,
	2025	2024	2023
Revenue
Interest and rental income ($64 million, $81 million, and $68 million from equity method investees, respectively)	$286,363	$265,887	$229,045
Gain on sale of assets	65,089	80,341	68,637
Management fees and retained interest income	33,621	26,054	19,259
Origination fee and other income	15,429	11,313	2,930
Total revenue	400,502	383,595	319,871
Expenses
Interest expense	292,404	242,364	171,008
Provision (benefit) for loss on receivables and retained interests in securitization trusts	12,145	1,059	11,832
Compensation and benefits	92,460	81,319	64,344
General and administrative	30,677	32,905	31,283
Total expenses	427,686	357,647	278,467
Income (loss) before equity method investments	(27,184)	25,948	41,404
Income (loss) from equity method investments	300,667	247,878	140,974
Income (loss) before income taxes	273,483	273,826	182,378
Income tax (expense) benefit	(85,247)	(70,198)	(31,621)
Net income (loss)	188,236	203,628	150,757
Net income (loss) attributable to non-controlling interest holders	3,689	3,591	1,921
Net income (loss) attributable to controlling stockholders	$184,547	$200,037	$148,836
Basic earnings (loss) per common share	$1.49	$1.72	$1.45
Diluted earnings (loss) per common share	$1.41	$1.62	$1.42
Weighted average common shares outstanding—basic	122,975,541	115,548,087	101,844,551
Weighted average common shares outstanding—diluted	138,183,870	130,501,006	109,467,554

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$188,236	$203,628	$150,757
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax (provision) benefit of $(8.8) million, $4.1 million and $1.8 million in 2025, 2024, and 2023 respectively	26,953	(11,754)	12,761
Unrealized gain (loss) on interest rate swaps, net of tax (provision) benefit of $6.5 million, $(13.5) million, and $(3.3) million in 2025, 2024, and 2023 respectively	(19,782)	39,173	10,764
Comprehensive income (loss)	195,407	231,047	174,282
Less: Comprehensive income (loss) attributable to non-controlling interest holders	3,885	4,074	1,884
Comprehensive income (loss) attributable to controlling stockholders	$191,522	$226,973	$172,398

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
	Shares	Amount
Balance at December 31, 2022	90,837	$908	$1,924,200	$(285,474)	$(10,397)	$35,509	$1,664,746
Net income (loss)	—	—	—	148,836	—	1,921	150,757
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	12,935	(174)	12,761
Unrealized gain (loss) on interest rate swaps	—	—	—	—	10,627	137	10,764
Issued shares of common stock	21,267	213	493,544	—	—	—	493,757
Equity-based compensation	—	—	3,089	—	—	15,296	18,385
Issuance (repurchase) of vested equity-based compensation shares	69	1	(1,490)	—	—	—	(1,489)
Conversion of convertible notes	—	—	2	—	—	—	2
Purchase of capped calls			(37,835)	—	—	—	(37,835)
Dividends and distributions	—	—	—	(166,898)	—	(3,325)	(170,223)
Balance at December 31, 2023	112,173	$1,122	$2,381,510	$(303,536)	$13,165	$49,364	$2,141,625
Net income (loss)	—	—	—	200,037	—	3,591	203,628
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	(11,546)	(208)	(11,754)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	38,482	691	39,173
Issued shares of common stock	6,750	68	205,917	—	—	—	205,985
Equity-based compensation	—	—	4,293	—	—	18,858	23,151
Issuance (repurchase) of vested equity-based compensation shares	27	—	(530)	—	—	—	(530)
Other	10	—	1,774	—	—	(403)	1,371
Dividends and distributions	—	—	—	(194,000)	—	(3,574)	(197,574)
Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	184,547	—	3,689	188,236
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	26,403	550	26,953
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(19,428)	(354)	(19,782)
Issued shares of common stock	8,469	85	239,508	—	—	—	239,593
Equity-based compensation	—	—	5,192	—	—	21,840	27,032
Other	215	1	11,933	—	—	(6,980)	4,954
Dividends and distributions	—	—	—	(210,119)	—	(4,073)	(214,192)
Balance at December 31, 2025	127,644	$1,276	$2,849,597	$(323,071)	$47,076	$82,991	$2,657,869
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$188,236	$203,628	$150,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	12,145	1,059	11,832
Depreciation and amortization	780	1,003	3,127
Amortization of financing costs	15,329	17,039	12,958
Equity-based expenses	29,885	25,608	19,782
Equity method investments	(81,875)	(179,747)	(108,025)
Non-cash gain on securitization	(40,043)	(70,685)	(43,542)
(Gain) loss on sale of receivables and debt securities	—	7,299	1,305
Loss on debt extinguishment	10,850	—	—
Changes in receivables held-for-sale	(23,759)	(29,273)	51,538
Changes in accounts payable, accrued expenses, and other	104,456	101,410	48,485
Change in accrued interest on receivables and debt securities	(68,471)	(78,639)	(44,105)
Cash received (paid) upon hedge settlement	24,515	20,311	—
Other	(4,731)	(13,161)	(4,423)
Net cash provided by operating activities	167,317	5,852	99,689
Cash flows from investing activities
Equity method investments	(447,938)	(396,613)	(869,412)
Equity method investment distributions received	59,416	39,142	30,140
Proceeds from sales of equity method investments	—	9,472	—
Purchases of and investments in receivables ($177 million, $246 million, and $324 million to equity method investees, respectively)	(1,043,493)	(667,140)	(1,338,860)
Principal collections from receivables ($346 million, $322 million, and $36 million from equity method investees, respectively)	705,675	600,652	197,784
Proceeds from sales of receivables	8,344	171,991	7,634
Proceeds from sale of real estate	—	115,767	—
Purchases of debt securities and retained interests in securitization trusts	(70,558)	(10,537)	(14,404)
Proceeds from sales of debt securities and retained interests in securitization trusts	—	5,390	—
Collateral provided to hedge counterparties	(10,300)	(27,090)	(93,550)
Collateral received from hedge counterparties	8,360	27,570	84,950
Other	(65,333)	204	2,915
Net cash provided by (used in) investing activities	(855,827)	(131,192)	(1,992,803)

	Years Ended December 31,
	2025	2024	2023
Cash flows from financing activities
Proceeds from credit facilities	1,180,000	1,296,792	1,177,000
Principal payments on credit facilities	(1,135,000)	(1,696,792)	(827,000)
Proceeds from (repayments of) commercial paper notes	125,500	70,000	30,000
Proceeds from issuance of term loan	—	250,000	365,000
Principal payments on term loan	(23,645)	(567,952)	(16,478)
Proceeds from issuance of non-recourse debt	—	94,000	—
Principal payments on non-recourse debt	(7,136)	(72,989)	(21,606)
Proceeds from issuance of senior notes	996,174	1,199,956	550,000
Principal payments on convertible notes	(200,000)	—	(143,748)
Redemption of senior notes	(700,000)	(400,000)	—
Proceeds from issuances of junior subordinated notes	500,000	—	—
Proceeds from issuance of convertible notes	—	—	402,500
Purchase of capped calls related to the issuance of convertible notes	—	—	(37,835)
Net proceeds of common stock issuances	236,740	203,528	492,377
Payments of dividends and distributions	(209,776)	(192,269)	(159,786)
Redemption premium and fees paid	(8,395)	—	—
Payment of financing costs	(19,061)	(30,331)	(22,894)
Collateral provided to hedge counterparties	(135,280)	(151,330)	(166,600)
Collateral received from hedge counterparties	88,390	199,300	176,050
Other	(4,935)	(1,498)	(4,756)
Net cash provided by (used in) financing activities	683,576	200,415	1,792,224
Increase (decrease) in cash, cash equivalents, and restricted cash	(4,934)	75,075	(100,890)
Cash, cash equivalents, and restricted cash at beginning of period	150,157	75,082	175,972
Cash, cash equivalents, and restricted cash at end of period	$145,223	$150,157	$75,082
Interest paid	$252,382	$192,960	$138,418
Supplemental disclosure of non-cash activity
Interest retained from securitization transactions	$41,109	$43,329	$35,483
Equity method investments retained from securitization and deconsolidation transactions	—	32,564	144,603
Equity method investments retained from sale of assets to a co-investment structure	—	115,249	—
Deconsolidation of non-recourse debt	—	51,233	257,746
Deconsolidation of assets pledged for non-recourse debt	—	51,761	374,608
Assumption of deferred financing obligation	50,882	32,910	—
Removal of deferred financing obligation upon securitization	(29,051)	—	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025
1. The Company
HA Sustainable Infrastructure Capital, Inc. actively partners with clients to deploy real assets that facilitate the energy transition. The Company and its subsidiaries are hereafter referred to as “we,” “us” or “our.”
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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HASI.” We intend to continue to operate our business in a manner that will maintain our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). We operate our business through, and along with two of our wholly owned subsidiaries serve, as the general partners of, our operating partnership subsidiary, Hannon Armstrong Sustainable Infrastructure, L.P., (the “Operating Partnership”), which was formed to acquire and directly or indirectly own our assets.
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
Certain of our equity investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is typically limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantee certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and as we exert significant influence over these entities rather than control them through our ownership of voting interests, we do not consolidate them and account for them as equity method investments described below.
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
Our equity investments are accounted for under the equity method of accounting, under which the carrying value of these investments is determined based on amounts we invested, adjusted for earnings or losses of the investee allocated to us based on the terms of the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events or liquidation are considered to contain substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting hypothetical proceeds to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, plus receivables from or guarantees made to the same investee, if any.
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond the amounts that are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for these investments to allow for the receipt of financial information. Our proportionate share of any revenue earned from equity method investees is eliminated through the income (loss) from equity method investment line of our income statement. Losses exceeding our basis in investments for which we hold other outstanding instruments are allocated to those instruments.
We evaluate quarterly whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statement as an impairment. This evaluation requires significant judgment regarding the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, and near-term prospects of the investee; specific events; and other factors.

Receivables
Receivables include project loans and receivables. Unless otherwise noted, we generally have the ability and intent to hold our receivables for the foreseeable future and accordingly we classify them as held for investment. Our ability and intent to hold certain receivables may change from time to time depending on a number of factors including our liquidity needs and economic and capital market conditions. At inception of the arrangement, the carrying value of receivables held for investment represents the present value of the note, lease or other payments, net of any unearned fee income, which is recognized as income over the term of the note or lease using the effective interest method. Receivables that are held for investment are carried at amortized cost, net of any unamortized acquisition premiums or discounts and include origination and acquisition costs, as applicable. Our initial investment and principal repayments of these receivables are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows. Receivables that we intend to sell in the short-term are classified as held-for-sale and are carried at the lower of amortized cost or fair value on our balance sheet, which is assessed on an individual asset basis. The purchases and proceeds from receivables that we have classified as held-for-sale at origination are classified as operating activities in our consolidated statements of cash flows. Interest collected is classified as an operating activity in our consolidated statements of cash flows. Receivables from certain projects are subordinate to preferred investors in a project who are allocated the majority of such project’s cash in the early years of the investment. Accordingly, such receivables may allow the borrower the ability to defer scheduled interest payments in exchange for increasing our receivable balance. We generally accrue this paid-in-kind (“PIK”) interest when collection is expected, and cease accruing PIK interest if there is insufficient value to support the accrual or we expect that any portion of the principal or interest due is not collectible. The change in PIK in any period is included in Change in accrued interest on receivables and debt securities in the operating section of our statements of cash flows. We may enter into real estate transactions which may be characterized as “failed sale-leaseback” transactions as defined under ASC Topic 842, Leases, and thus are accounted for as financing transactions similarly to our receivables as described herein. Receivables are typically eligible for the fair value option, an election which is made on an investment-by-investment basis, and the associated unrealized gain or loss on such receivables is recorded as a component of net income in our statements of operations.
We evaluate our held-for-investment receivables on which we have not declared the fair value option for an allowance as determined under ASC Topic 326 Financial Instruments- Credit Losses (“ASC 326”) and for our internally derived asset performance categories included in Note 6 to our financial statements on at least a quarterly basis and more frequently when economic or other conditions warrant such an evaluation. When a receivable becomes 90 days or more past due, and if we otherwise do not expect the debtor to be able to service all of its debt or other obligations, we will generally consider the receivable delinquent or impaired and place the receivable on non-accrual status and cease recognizing income from that receivable until the borrower has demonstrated the ability and intent to pay contractual amounts due. If a receivable’s status significantly improves regarding the debtor’s ability to service the debt or other obligations, we will remove it from non-accrual status.
We determine our allowance based on the current expectation of credit losses over the contractual life of our receivables as required by ASC 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves held by the project, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions, as applicable. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period.
We have made certain loan commitments that are within the scope of ASC 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statement. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.

Debt securities
Debt securities are loans that meet the criteria of ASC 320, Investments-Debt and Equity Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to be credit related, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. When a security is sold, we reclassify the AOCI to earnings based on the specific identification of each security. Our initial investment and principal repayments of these debt securities are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.
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
To the extent that we have identified an impairment for a security and do not expect that we will be required to sell the security prior to recovery of the amortized cost basis, we will recognize only the credit component of the unrealized loss in earnings by recording an allowance against the amortized cost of the asset as required by ASC 326. We determine the credit component using the difference between the security’s amortized cost basis and the present value of its expected future cash flows, discounted using the effective interest method or its estimated collateral value. Any remaining unrealized loss due to factors other than credit is recorded in AOCI.
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
Securitization of Assets
We have established various special purpose entities or securitization trusts for the purpose of securitizing certain financial assets. We determined that the trusts used in securitizations are VIEs, as defined in ASC 810. When we conclude that we are not the primary beneficiary of certain trusts because we do not have power over those trusts’ significant activities, we do not consolidate the trust. We typically serve as primary or master servicer of these trusts; however, as the servicer, we do not have the power to direct the activities that most significantly impact the economic performance of the trusts.
We account for transfers of financial assets to these securitization trusts as sales pursuant to ASC 860, Transfers and Servicing (“ASC 860”), when we have concluded the transferred assets have been isolated from the transferor (i.e., put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership) and we have surrendered control over the transferred assets. When we are unable to conclude that we have been sufficiently isolated from the securitized financial assets, we treat such arrangements as secured borrowings, retaining the assets on our balance sheet and recording the amounts due to the trust investor as non-recourse debt. Transfers of non-financial assets are accounted for under ASC 610-20, Gains and Losses from the Derecognition of Non-financial Assets, and those transfers are accounted for as sales when we have concluded that we have transferred control of the non-financial asset.
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
We account for our retained interests in securitization trusts similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in AOCI pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to these assets is recognized using the effective interest rate method and included in securitization income in our income statement. These assets are evaluated for impairment on a quarterly basis under ASC 326. Such assets are impaired if their fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Retained interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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
Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can be settled in our common stock at our option, we have met the scope exemption, and therefore, we do not separately account for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity. In order to offset the economic impacts of any potential dilution upon conversion or exchange of any Convertible Notes, we have entered into capped call transactions, the accounting for which is discussed below in Derivative Financial Instruments.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before February 13, 2026, and effective after December 31, 2025, are not expected to have a material effect on our consolidated financial statements and related disclosures. There were no accounting standards that became effective in the year ended December 31, 2025 that had a material effect on our consolidated financial statements and related disclosures.

3. Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of December 31, 2025 and 2024, our retained interests in securitization trusts, our derivatives, receivables for which we have elected the fair value option, if any, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:
•Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2—Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3—Unobservable inputs are used when little or no market data is available.
The tables below state the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, the inputs to which consist of base interest rates and spreads over base rates. Spreads are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Notes (as defined below) and Convertible Notes are valued using a market based approach and observable prices. The receivables held-for-sale, if any and excluding those on which we have elected the fair value option, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of December 31, 2025
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$3,222	$3,280	Level 3
Receivables held-for-sale	128	114	Level 3
Debt securities (1)	73	73	Level 3
Retained interests in securitization trusts (2)	300	300	Level 3
Derivative assets	25	25	Level 2
Liabilities (3)
Credit facility	$46	$46	Level 3
Commercial paper notes	225	225	Level 3
Term loans payable	391	391	Level 3
Non-recourse debt	128	128	Level 3
Senior notes	3,539	3,489	Level 2
Junior subordinated notes	529	505	Level 2
Convertible Notes	527	408	Level 2
Derivative liabilities	6	6	Level 2
(1)The amortized cost of our debt securities as of December 31, 2025, was $43 million.
(2)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of December 31, 2025, was $348 million. A 5% adverse change in discount rates would decrease the fair value of these assets by $15 million, and a 10% adverse change would decrease the fair value by $29 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2024
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$2,700	$2,896	Level 3
Receivables held-for-sale	79	76	Level 3
Debt securities (1)	7	7	Level 3
Retained interests in securitization trusts (2)	249	249	Level 3
Derivative assets	72	72	Level 2
Liabilities (3)
Credit facilities	$1	$1	Level 3
Commercial paper notes	100	100	Level 3
Term loans payable	415	415	Level 3
Non-recourse debt	132	136	Level 3
Senior notes	3,098	3,162	Level 2
Convertible notes:
2025 Exchangeable Senior Notes	214	218	Level 2
2028 Exchangeable Senior Notes	470	408	Level 2
Total Convertible Notes	684	626	Level 2
Derivative liabilities	3	3	Level 2
(1)The amortized cost of our debt securities as of December 31, 2024, was $8 million.
(2)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of December 31, 2024, was $301 million. A 5% adverse change in discount rates would decrease the fair value of these assets by $12 million, and a 10% adverse change would decrease the fair value by $23 million.
(3)Fair value and carrying value exclude unamortized financing costs.

Debt Securities
The following table reconciles the beginning and ending balances for our Level 3 debt securities that are carried at fair value on a recurring basis:

	For the year ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$7	$7
Purchases of debt securities	68	11
Payments on debt securities	(2)	—
Sale of debt securities	—	(11)
Equity method investee losses applied (1)	(31)	—
Unrealized gains (losses) on debt securities recorded in OCI	31	—
Balance, end of period	$73	$7
(1)    As described in Note 2, losses in excess of basis from equity method investments from which we have other outstanding instruments are allocated against those other instruments.

We had the following debt securities in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)			Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months		Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
December 31, 2025	$62	$7	$0.3	$0.9	$—	1	5
December 31, 2024	—	7	—	1		—	5
(1)    Loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our debt securities, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 3% to 6% as of December 31, 2025 and 3% as of December 31, 2024. The weighted average discount rates used to determine the fair value of our debt securities as of December 31, 2025 and December 31, 2024 were 9.7% and 6.7%, respectively.

Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the year ended December 31,
	2025	2024
	(in millions)
Balance, beginning of period	$249	$219
Accretion of retained interests in securitization trusts	19	17
Additions to retained interests in securitization trusts	49	43
Collections from retained interests in securitization trusts	(21)	(14)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	4	(16)
Balance, end of period	$300	$249
We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
December 31, 2025	$31	$188	$1	$51	8	87
December 31, 2024	67	152	4	52	28	69
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our retained interests in securitization trusts, as of December 31, 2025 and 2024, we used a market-based risk-free rate and added a range of interest rate spreads of approximately 1% to 5% based upon transactions involving similar assets. The weighted average discount rate used to determine the fair value of our retained interests in securitization trusts as of December 31, 2025 and 2024 were 7.0% and 7.3%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	December 31,
	2025	2024
	(in millions)
Cash deposits	$110	$130
Restricted cash deposits (included in other assets)	35	20
Total cash deposits	$145	$150
Amount of cash deposits in excess of amounts federally insured	$143	$148

4. Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders redeemed 157,046 OP units during the year ended December 31, 2025, and redeemed 10,000 OP units during the year ended December 31, 2024.
We have also granted to members of our leadership team and directors LTIP Units pursuant to our equity incentive plans. The LTIP Units issued to employees are held by HASI Management HoldCo LLC. The LTIP Units are designed to qualify as profits interests in the Operating Partnership and initially will have a capital account balance of zero and, therefore, will not have full parity with OP units with respect to liquidating distributions or other rights. However, the second amended and restated agreement of limited partnership of the Operating Partnership (the “OP Agreement”) provides that “book gains,” or economic appreciation, in the Operating Partnership will be allocated first to the LTIP Units until the capital account per LTIP Units is equal to the capital account per-unit of the OP units. Under the terms of the OP Agreement, the Operating Partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP Units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Once this has occurred, the LTIP Units will achieve full parity with the OP units for all purposes, including with respect to liquidating distributions and redemption rights. In addition to these attributes, there are vesting and settlement conditions similar to our other equity-based awards as discussed in Notes 2 and 11 to our audited financial statements in this Form 10-K.
5. Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	As of and for the year ended December 31,
	2025	2024	2023
	(in millions)
Gains on securitizations	$66	$79	$69
Cost of financial assets securitized	633	1,073	559
Proceeds from securitizations	699	1,152	628
Cash received from retained interests in securitization trusts and servicing fees	26	20	20
In connection with securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates which consist of base interest rates and spreads over these base rates. Spreads are based on a review of comparable recent transactions and we consider them to be Level 3 unobservable inputs. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.7% to 7.0% during the year ended December 31, 2025.
As of December 31, 2025 and 2024, the balance of securitized assets held in unconsolidated securitization trusts was $7.2 billion and $6.8 billion, respectively. As of December 31, 2025 and 2024, the securitization trusts held $6.6 billion and $6.2 billion, respectively, of notes due to investors. As of December 31, 2025, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
We have a $3 million allowance for losses on our retained interests in securitization trusts related to assets secured by property assessed clean energy liens. This allowance is a result of changes in our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination.
Of our retained interests in securitization trusts, 56% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 44% of our securitization residual assets. These technologies are typically installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6. Our Portfolio
As of December 31, 2025, our Portfolio included approximately $7.6 billion of equity method investments, receivables, real estate and debt securities on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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
The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2025, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2025	$518	$—	$—	$—	$518
2024	102	—	—	—	102
2023	904	—	30	—	934
2022	923	—	—	—	923
2021	278	—	—	—	278
Prior to 2021	556	31	—	—	587
Total receivables held-for-investment	3,281	31	30	—	3,342
Less: Allowance for loss on receivables	(58)	—	(4)	—	(62)
Net receivables held-for-investment	3,223	31	26	—	3,280
Receivables held-for-sale	58	56	—	—	114
Debt securities and real estate	74	2	—	—	76
Equity method investments (5)	4,089	—	27	—	4,116
Total	$7,444	$89	$53	$—	$7,586
Percent of Portfolio	98%	1%	1%	—%	100%
(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital. In 2025, we moved into this category a receivable previously included in Category 1 where the underlying assets are experiencing project-specific operational challenges which are currently in the process of being remediated.
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
(5)Some of the individual projects included in portfolios that make up our equity method investments have government offtakers. As they are part of large portfolios, they are not classified separately.

The following is an analysis of the Performance Ratings of our Portfolio as of December 31, 2024:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2024	$65	$—	$—	$—	$65
2023	881	—	—	—	881
2022	959	—	—	—	959
2021	295	—	—	—	295
2020	175	—	—	—	175
Prior to 2020	536	35	—	—	571
Total receivables held-for-investment	2,911	35	—	—	2,946
Less: Allowance for loss on receivables	(50)	—	—	—	(50)
Net receivables held-for-investment	2,861	35	—	—	2,896
Receivables held-for-sale	39	37	—	—	76
Debt securities and real estate	8	2	—	—	10
Equity method investments (5)	3,577	—	35	—	3,612
Total	6,485	74	35	—	6,594
Percent of Portfolio	98%	1%	1%	—%	100%
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
(5)Some of the individual projects included in portfolios that make up our equity method investments have government offtakers. As they are part of large portfolios, they are not classified separately.
Receivables
As of December 31, 2025 our allowance for losses on receivables was $62 million based on our expectation for credit losses over the lives of the receivables in our Portfolio. During 2025, we recorded a provision for loss on receivables of approximately $12 million related to new loans and loan commitments as well as changes in project-specific assumptions for certain assets.

Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment,” as defined by ASC 326, as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$3,311	$388	$62	$2,911	$545	$50
Government (2)	31	—	—	35	—	—
Total	$3,342	$388	$62	$2,946	$545	$50

(1)As of December 31, 2025, this category of assets includes $1.6 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $58 million allowance on these $3.3 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.

(2)As of December 31, 2025, our government receivables include $6 million of U.S. federal government transactions and $25 million of transactions where the ultimate obligors are state or local governments.
Risk characteristics of our government receivables include the energy savings or the power output of the projects and the ability of the government obligor to generate revenue for debt service via taxation or other means. Transactions may have guarantees of energy savings or other performance support from third-party service providers, which typically are entities that are rated or whose ultimate parent entity is rated investment grade by an independent rating agency. All of our government receivables are included in Performance Rating 1 in the Portfolio Performance table above. Our allowance for government receivables is primarily calculated by using PD/LGD methods as discussed in Note 2. Our expectation of credit losses for these receivables is immaterial given the high credit-quality of the obligors.

The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment for the years ended December 31, 2025 and 2024:

	Commercial	Government
	(in millions)
Beginning balance - December 31, 2023	$50	$—
Provision for loss on receivables	—	—
Write-off of allowance	—	—
Ending balance - December 31, 2024	50	—
Provision for loss on receivables	12	—
Write-off of allowance	—	—
Ending balance - December 31, 2025	$62	$—

We have no receivables on non-accrual status.
The following table provides a summary of the maturity dates of our receivables and the weighted average yield for each range of maturities as of December 31, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,342	$132	$1,823	$470	$917
Weighted average yield by period	9.5%	10.4%	10.2%	9.2%	7.9%
Debt Securities
The following table provides a summary of the maturity dates of our debt securities and the weighted average yield for each range of maturities as of December 31, 2025:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$73	$—	$—	$5	$68
Weighted average yield by period	9.5%	—%	—%	3.1%	10.0%
We had no debt securities that were impaired or on non-accrual status as of December 31, 2025 or 2024, and no allowances associated with our debt securities.
Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments. As of December 31, 2025, we held the following equity method investments:

Investee	Carrying Value
(in millions)
CarbonCount Holdings 1 LLC	$638
Jupiter Equity Holdings, LLC	$517
Daggett Renewable HoldCo LLC	391
Other equity method investments	2,570
Total equity method investments	$4,116

Jupiter Equity Holdings, LLC
We have a preferred equity interest in Jupiter Equity Holdings, LLC (“Jupiter”) which owns eight operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.0 gigawatts. In 2025, Jupiter sold a utility-scale wind project back to the project sponsor, as the sponsor had elected to repower the project. Jupiter incurred a GAAP loss upon the sale, and we were allocated a $108 million GAAP loss as a result of HLBV during the quarter ended December 31, 2025. Our investment in Jupiter is a preferred investment at the portfolio level whereby cash from other projects can be swept to protect our return, and those other projects continue to operate. Through December 31, 2025, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have $78 million in loans outstanding to Jupiter for payments to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy offtakers and counterparties.
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
Daggett Renewable HoldCo LLC
We have a preferred equity investment in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through December 31, 2025, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility offtakers.
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
At inception, HASI CarbonCount and KKR Hoops committed $1 billion to CCH1 to be invested in eligible assets during an 18 month investment period. In 2025, HASI CarbonCount and KKR made an additional capital commitment of $500 million each and extended the investment period to the earlier of the end of 2027 or when all commitments have been utilized. Through our indirect subsidiaries, HASI Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), we are engaged by CCH1 pursuant to a services agreement (the “Services Agreement”) to provide certain services to CCH1.
CCH1 is governed by a board of directors (“the CCH1 Board”) currently composed of four directors, two of whom are appointed by us and two of whom are appointed by KKR Hoops. Actions of the CCH1 Board generally require the affirmative vote of at least three out of four directors. Pursuant to the Services Agreement, the CCH1 Board has delegated to the Service

Providers certain rights and powers to manage the day-to-day business and affairs of CCH1, while retaining control over the significant decision making of CCH1. We account for our investment in CCH1 as an equity method investment.
The Broker-Dealer sources investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI is obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the CCH1 Board until either joint venture party’s commitment has been fully invested or upon the date that the 42-month investment period described above expires or is earlier terminated. The investment criteria under the Services Agreement includes investment opportunities that we would typically have originated on our balance sheet.
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
To date, both we and KKR have each funded $587 million of our individual $1.5 billion commitment amount. As of December 31, 2025, CCH1 contains $1.9 billion book value in investment assets, 75% of which are equity method investments, and 25% of which are receivables and debt securities. Of the assets in CCH1, $1.0 billion and $0.3 billion were fee-generating assets representing other investors’ share of our co-investment structures as of December 31, 2025 and 2024, respectively. In 2025, CCH1 entered into an agreement to issue up to $592 million of senior notes due 2045 pursuant to a note purchase agreement and $307 million in secured debt pursuant to a delayed-draw term loan agreement. Debt in the amount of $684 million has been issued as of December 31, 2025. Debt proceeds are used to make investments incremental to the $1.5 billion commitment per investor. In December 2025, we advanced $63 million of KKR’s equity contribution on their behalf, which is included as a cash outflow in Other within the Investing Activities within our statement of cash flows. We were reimbursed this amount by KKR in January 2026.
While we do not recognize our income from CCH1 in arrears, CCH1 typically recognizes income from its equity method investees one quarter in arrears to allow for its receipt of financial information.
Other Related Party Transactions
As of December 31, 2025, of our receivables, approximately $629 million are loans made to entities in which we also have non-controlling equity investments of approximately $1.0 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities, beyond agreements to make contributions to allow for the entities to purchase additional energy transition assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the Operating section of our statement of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	As of and for the year ended December 31,
	2025	2024	2023
	(in millions)
Outstanding balance of related party loans	$629	$822	$995
Interest income from related party loans	64	81	68
Additional investments made in related party loans	177	246	324
Principal collected from related party loans	346	322	36
Interest collected from related party loans	80	64	62

7. Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders. In 2025, we added five new lenders to the existing syndicate and increased the maximum outstanding borrowing amount of the facility from $1.350 billion to $1.825 billion. The facility matures in April 2028. As of December 31, 2025, there is $46 million of outstanding borrowings under the facility and approximately $8 million of remaining unamortized financing costs associated with the unsecured revolving credit facility have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility. The current interest rate on the unsecured revolving credit facility is 5.40%.
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
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of December 31, 2025, we have no Credit-Enhanced Commercial Paper Notes outstanding under the facility.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of December 31, 2025, we have no remaining unamortized financing costs associated with the program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

Standalone Commercial Paper Program
We issue unsecured short-term promissory notes pursuant to a CarbonCount Green Commercial Paper Program which are guaranteed by certain of our subsidiaries (“Standalone Commercial Paper Notes”). Standalone Commercial Paper Notes are issued at a discount based on market pricing, subject to broker fees of 0.05%. Standalone Commercial Paper Notes are not redeemable, are not subject to voluntary prepayment, and are not to exceed 397 days. Our Board has approved the issuance of up to $1 billion principal amount of Standalone Commercial Paper Notes at any given time. As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes. The proceeds from our Standalone Commercial Paper Notes are used to acquire or refinance, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
As of December 31, 2025, we had $226 million principal amount of Standalone Commercial Paper Notes outstanding, which bear an average borrowing cost of 4.52% and mature in 2026.
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
8. Long-term Debt
Senior Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Notes”). We are in compliance with all covenants as of December 31, 2025 and 2024. The Senior Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

In 2025, we issued $600 million principal amount of Senior Notes due in 2031 (“2031 Senior Notes”) and $400 million principal amount of Senior Notes due in 2035 (“2035 Senior Notes”). We used a portion of the proceeds to complete a cash tender offer to repurchase $400 million principal amount of 2026 Senior Notes for $395 million and $300 million principal amount of 2027 Senior Notes for $314 million, inclusive of accrued interest through the settlement date. The net premium paid of $5 million, the write-off of debt issuance costs of $4 million, and approximately $2 million of expenses incurred in relation to the tender offer, are recorded in interest expense within our consolidated statement of operations.

The following are summarized terms of the Senior Notes as of December 31, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2026 Senior Notes	600	(1)	June 15, 2026	3.375%	June 15 and December 15	March 15, 2026 (2)
2027 Senior Notes	450	(1) (4)	June 15, 2027	8.000%	June 15 and December 15	March 15, 2027 (3)
2030 Senior Notes	375	(5)	September 15, 2030	3.750%	February 15 and August 15	N/A
2031 Senior Notes	600	(6)	January 15, 2031	6.150%	January 15 and July 15	December 15, 2030 (7)
2034 Senior Notes	1,000	(8)	July 1, 2034	6.375%	July 1 and January 1	N/A
2035 Senior Notes	400	(9)	July 15, 2035	6.750%	January 15 and July 15	April 15, 2035 (7)

(1)See above for discussion of the partial repurchases of the outstanding notes which occurred in 2025.
(2)Prior to this date, we may redeem, at our option, some or all of the 2026 Senior Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2026 Senior Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2026 Senior Notes in whole or in part at par, plus accrued and unpaid interest though the redemption date.

(3)Prior to this date, we may redeem, at our option, some or all of the 2027 Senior Notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the 2027 Senior Notes plus accrued and unpaid interest through the redemption date. In addition, prior to this date, we may redeem up to 40% of the Senior Notes using the proceeds of certain equity offerings at a price equal to par plus the coupon percentage of the principal amount thereof, plus accrued but unpaid interest, if any, to, but excluding, the applicable redemption date. On, or subsequent to, this date we may redeem the 2027 Senior Notes in whole or in part at a price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest though the redemption date.
(4)In 2024, in a follow-on offering we issued $200 million principal amount of 2027 Senior Notes for net proceeds of $204 million, equivalent to a yield to maturity of 7.08% for the new issuance.
(5)We issued the $375 million aggregate principal amount of the 2030 Senior Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%. We may redeem the 2030 Senior Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest though the redemption date.
(6)We issued the $600 million aggregate principal amount of the 2031 Senior Notes for total proceeds of $598 million ($593 million net of issuance costs) at an effective interest rate of 6.218%.
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
(8)In 2024, we issued $700 million principal amount of 2034 Senior Notes, which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. In December 2024, we issued an additional $300 million principal amount of 2034 Senior Notes for gross proceeds of $300 million.
(9)We issued the $400 million aggregate principal amount of the 2035 Senior Notes for total proceeds of $398 million ($395 million net of issuance costs) at an effective interest rate of 6.815%.
The following table presents a summary of the components of the Senior Notes:

	As of and for the year ended December 31,
	2025	2024
	(in millions)
Principal	$3,425	$3,125
Accrued interest	73	41
Unamortized premium (discount)	(9)	(4)
Less: Unamortized financing costs	(23)	(23)
Carrying value of Senior Notes	$3,466	$3,139
Interest expense	$190	$148
Junior Subordinated Notes
In 2025, we issued $500 million aggregate principal amount of Green Junior Subordinated Notes due in 2056 (“2056 Junior Subordinated Notes”) which are guaranteed by the Company and certain other Subsidiaries on a subordinated basis. The 2056 Junior Subordinated Notes bear interest at a rate of 8.000% per year until June 1, 2031. After that date, the interest rate resets every five years to the then-current five-year Treasury rate plus a spread of 4.301%, provided that the interest rate will not be reset below 8.000%. Subject to the Company’s right to defer interest payments in certain circumstances, interest on the 2056 Junior Subordinated Notes will be paid semi-annually in arrears on each June 1 and December 1, commencing June 1, 2026. We may redeem the 2056 Junior Subordinated Notes in whole or in part at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest, on or after March 3, 2031.
Our Junior Subordinated Notes provided for certain covenants, including certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We will use cash equal to the net proceeds from the offering of the 2056 Junior Subordinated Notes to acquire, invest in or refinance, in whole or in part, new and/or existing eligible green projects. In the event of ratings downgrade by two or more rating agencies due to a change of control, there is a provision in the Junior Subordinated Notes that requires us to either elect to redeem the notes at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the notes, and we have not given a redemption notice for any other specified reason, the interest rate will be increased by 5.00%.

The following table presents a summary of the components of our Junior Subordinated Notes:

As of and for the year ended December 31,
2025
(in millions)
Principal	$500
Accrued interest	5
Less: Unamortized financing costs	(7)
Carrying value of Junior Subordinated Notes	$498
Interest expense	$5
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
The following are summarized terms of the Convertible Notes as of December 31, 2025:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/ Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	17.8724	$55.95	—	$0.375
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	37.0771	26.97	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)In 2025, we used $220 million in proceeds from our unsecured revolving line of credit to repay the 2025 Exchangeable Senior Notes inclusive of accrued interest which was paid at maturity in the form of an accreted premium.
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

The following table presents a summary of the components of our Convertible Notes:

	As of and for the year ended December 31,
	2025	2024
	(in millions)
Principal	$403	$603
Accrued interest	5	6
Premium	—	18
Less: Unamortized financing costs	(5)	(7)
Carrying value of Convertible Notes	$403	$620
Interest expense	$20	$25
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
CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (the “Unsecured Term Loan Facility”) with a syndicate of banks. Under the Unsecured Term Loan Facility, which matures in 2027, loans can be prepaid without penalty. Principal amounts under the Unsecured Term Loan Facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount metric. As of December 31, 2025, the applicable margin is 1.875% plus 0.10%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable monthly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
As of December 31, 2025, the outstanding principal and accrued interest balance is $234 million, and the current interest rate is 5.64%. Amounts which were due under the Unsecured Term Loan Facility as of December 31, 2025 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2026	$12
2027	222
Total	$234
Less: Unamortized financing costs	(2)
Carrying Value	$232
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
As of December 31, 2025, the outstanding principal and accrued interest balance is $156 million, the interest rate as of the last rate reset is 6.36%, and we have receivables, retained interests in securitization trusts, and equity method investments pledged with a carrying value of $422 million. Amounts which were due under the Secured Term Loan Facility as of December 31, 2025 are as follows:

Year Ending December 31,	Future maturities
(in millions)
2026	$11
2027	11
2028	134
Total	156
Less: Unamortized Financing Costs	(2)
Carrying Value	$154

Delayed-draw term loan agreement
In 2025, we entered into an agreement that provides for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn during the period from March 16, 2026 through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, mature on June 15, 2028. The facility has a commitment fee during the availability period, and bears interest at a rate of SOFR or alternative base rate plus applicable margins based on our current credit rating. The current applicable margins are 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans. The delayed-draw term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we can declare. The delayed-draw term loan facility also includes customary events of default and remedies.
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of December 31,		Interest Rate	Maturity Date	Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of December 31,		Description of Assets Pledged
	2025	2024				2025	2024
	(dollars in millions)
HASI Harmony Issuer	93	96	6.78%	July 2043	—	274	266	Equity method investments
Other non-recourse debt (1)	35	40	3.15% - 7.23%	2026 to 2032	17	37	41	Receivables
Unamortized financing costs	(3)	(4)
Non-recourse debt (2)	$125	$132
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.

(2)The total collateral pledged against our non-recourse debt was $311 million and $307 million as of December 31, 2025 and December 31, 2024, respectively. These amounts include $35 million and $20 million of restricted cash pledged for debt service payments as of December 31, 2025 and December 31, 2024, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due, and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of December 31, 2025 and 2024.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of December 31, 2025, were as follows:

Year Ending December 31,	Future minimum maturities
(in millions)
2026	$15
2027	14
2028	6
2029	10
2030	7
Thereafter	76
Total minimum maturities	128
Unamortized financing costs	(3)
Total non-recourse debt	$125

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
Interest rate swaps
We have entered into certain derivatives designed to hedge interest rate risk associated with certain of our floating-rate interest exposures, including floating-rate loans from our Unsecured Term Loan Facility, unsecured revolving credit facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Notes. From time to time we may also enter into forward-starting interest rate swaps to hedge interest rate risks associated with incremental debt we expect to issue.
We have entered into the following derivative transactions that are designated as cash flow hedges as of December 31, 2025:

Instrument Type	Index	Hedged Rate		Notional Value		Fair Value as of		Term of Derivative and Forecasted Transaction
						December 31, 2025	December 31, 2024
				($ in millions)
Interest rate swap	1 month SOFR	3.79%		$200		$(3)	$3	March 2023 to March 2033
Interest rate swap	Overnight SOFR	2.98%		400	(1)	—	24	June 2026 to June 2033
Interest rate swap	Overnight SOFR	3.09%		600		20	32	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250		—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	158		(6)	(3)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375		8	11	June 2027 to June 2037

(1)In 2025, we settled this swap for cash proceeds of approximately $16 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
(2)Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)Consists of multiple interest rate swaps with identical maturities and effective dates.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of December 31, 2025, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of December 31, 2025, we have posted $10 million of collateral, $6 million of which is netted against the derivative liability included in accounts payable, accrued expenses, and other on our balance sheet, with the remainder in other assets. We hold $11 million of collateral posted by our counterparties, which we have netted against the derivative asset which is included in other assets on our balance sheet.
The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - January 1, 2024	$1
Changes in fair value	95
Amounts released into interest expense	(10)
Ending balance - December 31, 2024	86
Changes in fair value	(23)
Amounts released into interest expense	(4)
Ending balance - December 31, 2025	$59
We expect a net benefit of approximately $4 million to be released out of AOCI into interest expense over the 12 months following December 31, 2025. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities as of December 31, 2025.

	For the Year ended December 31,
	2025	2024	2023
	(amounts in millions)
Benefit included in interest expense due to hedging activities	4	10	6

Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income.
In 2025, we entered into forward-starting interest rate swaps with a notional value of $550 million to manage interest rate risk associated with future expected debt issuances. We financially settled these instruments for cash proceeds of $9 million in 2025 in connection with the issuance of the 2031 Senior Notes, the 2035 Senior Notes, and the 2056 Junior Subordinated Notes as described in Note 8 above. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
9. Commitments and Contingencies
Litigation
The nature of our operations exposes us to the risk of claims and litigation in the normal course of our business. We are not currently subject to any legal proceedings that are probable of having a material adverse effect on our financial position, results of operations or cash flows.
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of December 31, 2025, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns. Our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. If required, we would satisfy these guarantees by making additional equity contributions to Jupiter. As of December 31, 2025, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of December 31, 2025 we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $88 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in August 2026. As of December 31, 2025, our maximum obligation under this guarantee is approximately $104 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
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
Operating as a taxable C Corporation provides the Company with flexibility to execute various strategic initiatives without the constraints of complying with REIT requirements, including increased investing in power generating, transportation, and alternative fuel assets that are not REIT qualifying. The Company’s transition to a taxable C Corporation is not expected to result in significant incremental current income tax expense in the near term due to the availability of net operating loss (“NOL”) carryforwards and tax credits typically offered by the assets in which we often invest.
We recorded an income tax expense of approximately $85 million for the year ended December 31, 2025, a $70 million tax expense for the year ended December 31, 2024, and a $32 million tax expense for the year ended 2023. The statutory federal income tax expense and benefits recorded were determined using a rate of 21%. Our deferred tax assets and liabilities were measured using a federal rate of 21%. All of the Company's pre-tax income for the years presented was generated in the United States and all income tax expense recognized relates solely to deferred tax expense. No material cash income taxes were paid to the United States or state and local jurisdictions during the year ended December 31, 2025.
The provision (benefit) for income taxes consists of the following:

	2025	2024	2023
	(in millions)
Current tax expense
Federal	$—	$—	$—
State and local	—	—	—
Total current tax expense	$—	$—	$—
Deferred tax expense
Federal	$58	$48	$23
State and local	27	22	9
Total deferred tax expense	$85	$70	$32
Total income tax expense	$85	$70	$32

The following table reconciles the U.S. federal statutory tax rate and expense to the effective income tax rate and expense:

	For the year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in millions)
Federal statutory income tax rate	$57	21%	$58	21%	$38	21%
Changes in rate resulting from:
State and local income tax, net of federal effect (1)
State and local taxes	13	5%	14	5%	3	2%
State deferred tax remeasurement	(8)	(3)%	9	3%	—	—%
State deferred tax other adjustments	21	8%	—	—%	—	—%
Tax Credits
Energy tax credits	(6)	(2)%	(9)	(3)%	(10)	(6)%
Changes in valuation allowance	—	—%	—	—%	(10)	(6)%
Nontaxable or nondeductible items
Share-based compensation	5	2%	5	2%	3	2%
REIT benefit/dividends paid deduction	—	—%	—	—%	(25)	(14)%
Other	—	—%	2	1%	2	1%
Other reconciling differences
Recognition of deferred tax liability from REIT revocation	—	—%	—	—%	33	18%
Prior period adjustments (2)	3	1%	(8)	(3)%	(1)	—%
Other	—	—%	(1)	—%	(1)	(1)%
Effective tax rate	$85	32%	70	26%	$32	17%
(1)State taxes in California and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Prior period adjustments included above primarily relate to changes in estimates made in calculating the Company's tax provision and estimates of taxable income from investments.
Our deferred tax liability was $237 million and $155 million as of December 31, 2025 and 2024. Our deferred tax liability is included in accounts payable, accrued expenses and other on our consolidated balance sheet. Deferred income taxes represent the tax effect from continuing operations of the differences between the book and tax basis of assets and liabilities. Deferred tax assets (liabilities) include the following as of December 31:

	2025	2024
	(in millions)
Net operating loss (NOL) carryforwards	$189	$219
Tax credit carryforwards	47	40
Share-based compensation	3	2
Gross deferred tax assets	239	261
Equity method investments	(394)	(338)
Receivables basis difference	$(75)	$(68)
Other	(7)	(10)
Gross deferred tax liabilities	(476)	(416)
Net deferred tax liabilities	$(237)	$(155)
We have unused NOLs of $843 million and tax credits of approximately $42 million. Approximately $42 million of our NOLs will begin to expire in 2034. If we were to experience a change in control as defined in Section 382 of the Internal Revenue Code, our ability to utilize NOLs in the years after the change in control would be limited. Similar rules and limitation may apply for state tax purposes as well. Of our NOLs, $801 million were added in taxable years after 2017 which are not subject to expiration but are limited to 80% of taxable income. We have invested, and continue to invest in the normal course of business, in projects which generate tax credits and other tax attributes such as depreciation. Our tax credits related to investments made through 2025 begin to expire in 2034.
We have no examinations in progress, none are expected at this time, and years 2022 through 2025 are open. As of December 2025 and 2024, we had no uncertain tax positions. Our policy is to recognize interest expense and penalties related to income tax matters as a component of general and administrative expense. There were no accrued interest and penalties as of December 31, 2025 and 2024, and no interest and penalties were recognized during the years ended December 31, 2025, 2024, or 2023.
For federal income tax purposes, the cash dividends paid for the years ended December 31, 2025 and 2024 are characterized as follows:

	2025	2024
Common distributions
Taxable dividend (1)	43%	—%
Return of capital	57%	100%
Total common distributions	100%	100%
(1)100% of the taxable dividend is eligible to be treated as a qualified dividend.
11. Equity
Dividends and Distributions
Our Board declared the following dividends in 2024, 2025, and 2026:

Announced Date	Record Date		Pay Date	Amount per share
2/15/2024	4/5/2024		4/19/2024	$0.415
5/7/2024	7/3/2024		7/12/2024	0.415
8/1/2024	10/4/2024		10/18/2024	0.415
11/7/2024	12/30/2024	(1)	1/10/2025	0.415
2/13/2025	4/4/2025		4/18/2025	0.420
5/7/2025	7/2/2025		7/11/2025	0.420
8/7/2025	10/3/2025		10/17/2025	0.420
11/6/2025	12/29/2025	(1)	1/9/2026	0.420
2/12/2026	4/2/2026		4/17/2026	0.425
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share (1)	Net Proceeds (2)
		(amounts in millions, except per share amounts)
Q1 2024	ATM	1.193	$25.89	$31
Q2 2024	ATM	1.662	31.42	52
Q3 2024	ATM	3.040	32.55	98
Q4 2024	ATM	0.753	32.01	24
Q1 2025	ATM	1.629	29.07	47
Q2 2025	ATM	2.755	26.91	73
Q3 2025	ATM	2.435	27.94	67
Q4 2025	ATM	1.543	32.40	50
(1)Represents the average price per share at which investors in our ATM offerings purchased our shares.
(2)Net proceeds from the offerings are shown after deducting underwriting discounts, commissions and other offering costs.

Equity-based Compensation Awards
We have 7,500,000 awards authorized for issuance under our current equity-based compensation plan and have 4,289,301 awards remaining available for issuance as of December 31, 2025. These outstanding awards vest from 2026 to 2029 subject service, performance and market conditions. During the year ended December 31, 2025, our Board awarded employees and directors 906,368 shares of restricted stock, restricted stock units, and LTIP Units that vest from 2026 to 2029. Refer to Note 4 for background on the LTIP Units.
A summary of equity-based compensation expense and the fair value of shares and LTIP Units vested on the vesting date for the years ended December 31, 2025, 2024, and 2023 is shown below.

	2025	2024	2023
	(in millions)
Equity-based compensation expense	$27	$23	$18
Fair value of awards vested on vesting date	11	8	11
We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria.The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $19 million as of December 31, 2025. We expect to recognize compensation expense related to these awards over a weighted-average term of approximately 1 year. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	135,667	$33.90	$4.6
Granted	232,837	26.96	6.3
Vested	(44,540)	36.98	(1.7)
Forfeited	(4,584)	27.55	(0.1)
Ending Balance—December 31, 2024	319,380	$28.50	$9.1
Granted	275,664	28.73	7.9
Vested	(92,529)	29.82	(2.8)
Forfeited	(38,564)	28.00	(1.0)
Ending Balance—December 31, 2025	463,951	$28.41	$13.2
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	94,654	$48.42	$4.6
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(15,912)	68.12	(1.1)
Ending Balance—December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(4,376)	41.64	(0.2)
Forfeited	(26,810)	54.04	(1.4)
Ending Balance—December 31, 2025	47,556	$39.29	$1.9
(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	477,074	$34.40	$16.5
Granted	320,063	26.96	8.6
Vested	(236,166)	34.79	(8.2)
Forfeited	—	—	—
Ending Balance—December 31, 2024	560,971	$29.99	$16.9
Granted	391,234	28.13	11.0
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance—December 31, 2025	660,357	$28.16	$18.7
(1)    See Note 4 for information on the vesting of LTIP Units.

A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	493,858	$47.76	$23.6
Granted	128,024	39.11	5.0
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(86,274)	65.28	(5.6)
Ending Balance—December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance—December 31, 2025	529,793	$40.68	$21.6
(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.
A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance—December 31, 2023	—	$—	$—
Granted	128,024	25.96	3.3
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance—December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	$28.73	$3.5
Incremental performance shares granted	—	$—	$—
Vested	—	$—	$—
Forfeited	—	$—	$—
Ending Balance—December 31, 2025	247,759	$27.30	$6.8
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Year ended December 31,
Numerator:	2025	2024	2023
	(dollars in thousands, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$184,547	$200,037	$148,836
Less: Dividends and distributions on participating securities	(1,918)	(1,492)	(996)
Less: Undistributed earnings attributable to participating securities	—	(37)	—
Net income (loss) attributable to controlling stockholders—basic	$182,629	$198,508	$147,840
Add: Interest expense related to Convertible Notes under the if converted method	12,031	12,610	7,469
Add: Undistributed earnings attributable to participating securities	—	37	—
Net income (loss) attributable to controlling stockholders—dilutive	$194,660	$211,155	$155,309

Denominator:
Weighted-average number of common shares—basic	122,975,541	115,548,087	101,844,551
Weighted-average number of common shares—diluted	138,183,870	130,501,006	109,467,554
Basic earnings per common share	$1.49	$1.72	$1.45
Diluted earnings per common share	$1.41	$1.62	$1.42

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,681,893	1,535,425	1,314,182

Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,124,309	880,352	612,742

Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,124,309	880,352	612,742
Restricted stock units	—	78,742	94,654
LTIP Units with market-based vesting conditions	119,735	407,584	493,858
LTIP Units with performance-based vesting conditions	247,761	128,024	—
Potential shares of common stock related to Convertible Notes	—	3,568,862	3,549,083
13. Equity Method Investments
During the years ended December 31, 2025, 2024, and 2023 we recognized income of $301 million, $248 million, and $141 million respectively, from our equity method investments. We describe our accounting for the non-controlling equity investments in Note 2. As of both December 31, 2025 and December 31, 2024, we had 47 investments which we accounted for under the equity method. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Our basis in equity method investments is (less than) or exceeds the basis reported to us by our investees by an aggregate amount of $(251) million and $104 million, as of December 31, 2025 and 2024, respectively. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of December 31, 2025 and 2024, we have accumulated other comprehensive income net of tax effect of $24 million and $23 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
Balance Sheet	(in millions)
As of September 30, 2025
Current assets	$125	$1,263	$1,388
Total assets	3,181	20,084	23,265
Current liabilities	16	955	971
Total liabilities	1,006	9,232	10,238
Members’ equity	2,175	10,852	13,027
As of December 31, 2024
Current assets	113	925	1,038
Total assets	1,367	20,252	21,619
Current liabilities	5	1,408	1,413
Total liabilities	393	8,933	9,326
Members’ equity	974	11,319	12,293
Income Statement
For the nine months ended September 30, 2025
Revenue	56	1,022	1,078
Income (loss) from continuing operations	(51)	(303)	(354)
Net income (loss)	(51)	(303)	(354)
For the year ended December 31, 2024
Revenue	15	1,186	1,201
Income (loss) from continuing operations	1	(324)	(323)
Net income (loss)	1	(324)	(323)
For the year ended December 31, 2023
Revenue	—	1,184	1,184
Income (loss) from continuing operations	(1)	(60)	(61)
Net income (loss)	(1)	(60)	(61)
(1)    Represents aggregated financial statement information for investments not separately presented.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ALLOWANCE FOR CREDIT LOSSES

	For the year ended December 31,
	2025	2024	2023
	(in thousands)
Balance at beginning of period	$53,415	$52,856	$41,024
Charged to provision	12,145	1,059	11,832
Loan charge-offs	(244)	(500)	—
Balance at end of period	$65,316	$53,415	$52,856

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our Company’s internal control over financial reporting. This report appears on page 66 of this annual report on Form 10-K.

Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information regarding our directors, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of stockholders (the “Proxy Statement”), to be filed with the SEC within 120 days after December 31, 2025.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding certain matters pertaining to our insider trading policies and procedures required by Item 408(b) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 11.    Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on beneficial ownership of our Company required by Item 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
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
As of December 31, 2025, in the aggregate under the 2013 Plan and 2022 Plan, we have approximately 2.5 million shares of our restricted common stock, LTIP Units, and restricted common stock units outstanding (assuming that the restricted stock units vest at 200%), which are subject to vesting and, in some cases, performance requirements, to our directors, officers and other employees.
The following table presents certain information about our equity compensation plan as of December 31, 2025:

Award	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by stockholders	4,289,301
Equity compensation plans not approved by stockholders	—
Total	4,289,301
(1)The 2022 Plan provides for grants of up to 7,500,000 equity awards. As of December 31, 2025, we did not have outstanding under our equity compensation plan any options, warrants or rights to purchase shares of our common stock.

Item 13.    Certain Relationships and Related Transactions and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

Item 14.    Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.

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
4.2
Description of the Company’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.2 on the Registrant’s Form 8-K (No. 001-35877) filed on July 3, 2024)

4.3
Indenture, dated as of August 25, 2020, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC's 3.750% Senior Notes due 2030) (incorporated by reference to Exhibit 4.1 on the Registrant's Form 8-K (No. 011-35877), filed on August 25, 2020)

4.4
Indenture, dated as of June 28, 2021, between HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 3.375% Senior Notes due 2026) (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877), filed on June 28, 2021)

4.5
Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and the Company, Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025) (incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and the Company, Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 3.750% Green Exchangeable Senior Unsecured Note due 2028) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

4.10
Indenture, dated as of June 24, 2025 by and among HA Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.11
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated June 24, 2025 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.150% Green Senior Unsecured Note due 2031 and 6.750% Green Senior Unsecured Note due 2035) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.12
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated November 20, 2025 (including the form of HA Sustainable Infrastructure Capital, Inc.’s 8.000% Green Junior Subordinated Note due 2056) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on November 20, 2025)

10.1
Second Amended and Restated Agreement of Limited Partnership of Hannon Armstrong Sustainable Infrastructure, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024)

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
10.14
Employment Agreement, dated April  17, 2013, by and between the Company and Steven L. Chuslo (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013 (No. 001-35877), filed on August 9, 2013)

10.15
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Nathaniel J. Rose (incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.16
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Charles Melko (incorporated by reference to Exhibit 10.16 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.17
Letter Agreement, dated as of January 6, 2021, between J. Brendan Herron, the Company and Hannon Armstrong Capital Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2021 (No. 001-35877), filed on May 7, 2021)

10.18
Employment Agreement, dated June 30, 2021, by and between the Company and Susan D. Nickey (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2021 (No. 001-35877), filed on August 6, 2021)

10.19
Amended and Restated Employment Agreement, dated February 14, 2023, by and between the Company and Jeffrey Lipson (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 2022 (No. 001-35877), filed on February 21, 2023)

10.20
Amended and Restated Employment Agreement, dated February 11, 2025, by and between the Company and Marc Pangburn (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

10.21
Amended and Restated Employment Agreement, dated January 26, 2024, by and between the Company and Richard R. Santoroski (incorporated by reference to Exhibit 10.21 on the Registrant’s Form 10-K for the year ended December 31, 2023 (No. 001-35877), filed on February 16, 2024).

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

10.35
At Market Issuance Sales Agreement, dated May 13, 2020, by and between the Company, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.36
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.37
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.38
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.39
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.40
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

10.41
Amendment No. 6 to the At Market Issuance Sales Agreement, dated July 3, 2024, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.7 to the Registrant’s Form 8-K (No. 001-35877), filed on July 3, 2024)

10.42
Amendment No. 7 to the At Market Issuance Sales Agreement, dated February 28, 2025, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Truist Securities, Inc. (incorporated by reference to Exhibit 1.8 to the Registrant’s Form 8-K (No. 001-35877), filed on March 3, 2025)

10.43
Amendment No. 3 to Credit Agreement, dated as of March 28, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Bank of Montreal and M&T Bank as lenders (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on March 31, 2025)

10.44
Amendment No. 4 to Credit Agreement, dated as of December 9, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and ING Capital LLC as lender (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on December 10, 2025)

10.45
Amendment No. 5 to Credit Agreement, dated as of December 22, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Natixis, New York Branch and The Bank of Nova Scotia as lenders (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on December 29, 2025)

10.46
Form of Offer Letter to be used between the Company and certain executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2025 (No. 001-35877), filed on August 8, 2025)

10.47*	Consulting Agreement, dated December 10, 2025, by and between the Company and Steven L. Chuslo
19.1
Insider Trading Policies and Procedures of the Company (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

21.1*	List of subsidiaries of HA Sustainable Infrastructure Capital, Inc.
23.1*	Consent of Ernst & Young LLP for HA Sustainable Infrastructure Capital, Inc.
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
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

HA SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: February 13, 2026	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey A. Lipson, Charles W. Melko and Michelle E. Whicher, and each of them, with full power to act without the other, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title

By:	/s/ Jeffrey A. Lipson	President and Chief Executive Officer	February 13, 2026
	Jeffrey A. Lipson	(Principal Executive Officer)

By:	/s/ Charles W. Melko	Chief Financial Officer, Treasurer and	February 13, 2026
	Charles W. Melko	and Executive Vice President
(Principal Financial Officer)

By:	/s/ Michelle E. Whicher	Chief Accounting Officer and	February 13, 2026
	Michelle E. Whicher	Senior Vice President
(Principal Accounting Officer)

By:	/s/ Jeffrey W. Eckel	Chair of the Board	February 13, 2026
Jeffrey W. Eckel

By:	/s/ Teresa M. Brenner		February 13, 2026
Teresa M. Brenner

By:	/s/ Lizabeth A. Ardisana		February 13, 2026
Lizabeth A. Ardisana

By:	/s/ Clarence D. Armbrister		February 13, 2026
Clarence D. Armbrister

By:	/s/ Nancy C. Floyd		February 13, 2026
Nancy C. Floyd

By:	/s/ Charles M. O’Neil		February 13, 2026
Charles M. O’Neil

By:	/s/ Richard J. Osborne	February 13, 2026
Richard J. Osborne

By:	/s/ Steven G. Osgood	February 13, 2026
Steven G. Osgood

By:	/s/ Kimberly A. Reed	February 13, 2026
Kimberly A. Reed

By:	/s/ Laura A. Schulte	February 13, 2026
Laura A. Schulte

By:	/s/ Barry E. Welch	February 13, 2026
Barry E. Welch