Form 10-K/A
period 2025-12-31
HA Sustainable Infrastructure Capital, Inc.
filed 2026-03-26
CIK 1561894

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
On March 23, 2026, the registrant had a total of 128,420,364 shares of common stock, $0.01 par value, outstanding (which includes 619,298 shares of unvested restricted common stock).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	Ernst & Young LLP	Auditor Location:	Tysons, VA	PCAOB ID:	42

AMENDMENT NO. 1

EXPLANATORY NOTE

HA Sustainable Infrastructure Capital, Inc. (the “Company,” “we,” “our,” or “us”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on February 13, 2026 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09 ("Rule 3-09"). Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investment in Palmetto HASI Holdings LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2025, and that our equity method investment in Daggett Renewable Holdco LLC and its subsidiaries, which is not consolidated in our financial statements, was significant under the income test of Rule 3-09 in relationship to our financial results for the years ended December 31, 2024 and December 31, 2023. Since the financial statements as of and for the year ended December 31, 2025, of the aforementioned investees were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2025. Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K, to include the following Exhibits:

•Exhibit 23.2 -- Consent of CohnReznick LLP for the consolidated financial statements of Palmetto HASI Holdings LLC and Subsidiaries
•Exhibit 23.3 -- Consent of PricewaterhouseCoopers LLP for the consolidated financial statements of Daggett Renewable Holdco LLC and Subsidiaries
•Exhibit 23.4 -- Consent of Ernst & Young LLP for the consolidated financial statements of Daggett Renewable Holdco LLC and Subsidiaries
•Exhibit 99.1 -- Consolidated financial statements as of December 31, 2025 and 2024 and for the periods then ended of Palmetto HASI Holdings LLC and Subsidiaries
•Exhibit 99.2 -- Consolidated financial statements as of December 31, 2025 and 2024 and for the periods ended December 31, 2025, 2024 and 2023 of Daggett Renewable Holdco LLC and Subsidiaries
•Exhibit 99.3 -- Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable Holdco LLC and Subsidiaries

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

10.35
At Market Issuance Sales Agreement, dated May 13, 2020, by and between the Company, B. Riley FBR, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K (No. 001-35877), filed on May 13, 2020)

10.36
Amendment No. 1 to the At Market Issuance Sales Agreement, dated February 26, 2021, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 1, 2021)

10.37
Amendment No. 2 to the At Market Issuance Sales Agreement, dated March 1, 2022, by and among the Company, B. Riley Securities, Inc., Robert W. Baird & Co. Incorporated, BofA Securities, Inc., Loop Capital Markets LLC, SMBC Nikko Securities America, Inc. and Nomura Securities International, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2022)

10.38
Amendment No. 3 to the At Market Issuance Sales Agreement, dated February 22, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., SMBC Nikko Securities America, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on February 23, 2023)

10.39
Amendment No. 4 to the At Market Issuance Sales Agreement, dated May 10, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on May 11, 2023)

10.40
Amendment No. 5 to the At Market Issuance Sales Agreement, dated September 5, 2023, by and among the Company, B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Jefferies LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on September 5, 2023)

10.41
Amendment No. 6 to the At Market Issuance Sales Agreement, dated July 3, 2024, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Morgan Stanley & Co. LLC, Nomura Securities International, Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.7 to the Registrant’s Form 8-K (No. 001-35877), filed on July 3, 2024)

10.42
Amendment No. 7 to the At Market Issuance Sales Agreement, dated February 28, 2025, by and among HA Sustainable Infrastructure Capital, Inc., B. Riley Securities, Inc., Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., Goldman Sachs & Co. LLC, Jefferies LLC, J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Mizuho Securities USA LLC, Morgan Stanley & Co. LLC, Nomura Securities International, Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Truist Securities, Inc. (incorporated by reference to Exhibit 1.8 to the Registrant’s Form 8-K (No. 001-35877), filed on March 3, 2025)

10.43
Amendment No. 3 to Credit Agreement, dated as of March 28, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Bank of Montreal and M&T Bank as lenders (incorporated by reference to Exhibit 1.4 to the Registrant’s Form 8-K (No. 001-35877), filed on March 31, 2025)

10.44
Amendment No. 4 to Credit Agreement, dated as of December 9, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and ING Capital LLC as lender (incorporated by reference to Exhibit 1.5 to the Registrant’s Form 8-K (No. 001-35877), filed on December 10, 2025)

10.45
Amendment No. 5 to Credit Agreement, dated as of December 22, 2025, by and among the Company, certain subsidiaries of the Company, JPMorgan Chase Bank, N.A. as administrative agent and Natixis, New York Branch and The Bank of Nova Scotia as lenders (incorporated by reference to Exhibit 1.6 to the Registrant’s Form 8-K (No. 001-35877), filed on December 29, 2025)

10.46
Form of Offer Letter to be used between the Company and certain executives (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2025 (No. 001-35877), filed on August 8, 2025)

10.47
Consulting Agreement, dated December 10, 2025, by and between the Company and Steven L. Chuslo (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the year ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)

19.1
Insider Trading Policies and Procedures of the Company (incorporated by reference to Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 2024 (No. 001-35877), filed on February 14, 2025)

21.1
List of subsidiaries of HA Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant's Form 10-K for the year ended December 31, 2025 (No. 001-35877) filed on February 13, 2026)

23.1
Consent of Ernst & Young LLP for HA Sustainable Infrastructure Capital, Inc. (incorporated by reference to Exhibit 23.1 to the Registrant's Form 10-K for the year ended December 31, 2025 (No. 001-35877) filed on February 13, 2026)

23.2*	Consent of CohnReznick LLP for Palmetto HASI Holdings LLC and Subsidiaries
23.3*	Consent of PricewaterhouseCoopers LLP for Daggett Renewable HoldCo LLC and Subsidiaries
23.4*	Consent of Ernst & Young LLP for Daggett Renewable HoldCo LLC and Subsidiaries
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant’s Form 10-K for the year ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes—Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002

97.1
Recovery Policy Relating to Erroneously Awarded Incentive Compensation of the Company (incorporated by reference to Exhibit 97.1 to the Registrant's Form 10-K for the period ended December 31, 2023 (No. 001-35877) filed on February 16, 2024)

99.1*	Consolidated financial statements as of December 31, 2025 and 2024 and the periods then ended of Palmetto HASI Holdings LLC and Subsidiaries
99.2*	Consolidated financial statements as of December 31, 2025 and 2024 and the periods ended December 31, 2025, 2024, and 2023 of Daggett Renewable HoldCo LLC and Subsidiaries
99.3*	Consolidated financial statements as of December 31, 2023 and the period then ended of Daggett Renewable HoldCo LLC and Subsidiaries
101.SCH	Inline XBRL Taxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Registrant’s Form 10-K for the period ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Registrant’s Form 10-K for the period ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (incorporated by reference to Exhibit 101.DEF to the Registrant’s Form 10-K for the period ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (incorporated by reference to Exhibit 101.LAB to the Registrant’s Form 10-K for the period ended December 31, 2025 (No. 001-35877), filed on February 13, 2026)
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)
* Filed herewith.
** Furnished with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HA SUSTAINABLE
INFRASTRUCTURE CAPITAL, INC.
(Registrant)

Date: March 26, 2026	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

/s/ Charles W. Melko
Charles W. Melko
Chief Financial Officer, Treasurer and Executive Vice President

/s/ Michelle E. Whicher
Michelle E. Whicher
Chief Accounting Officer and Senior Vice President