Form 10-Q
period 2026-03-31
HA Sustainable Infrastructure Capital, Inc.
filed 2026-05-08
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,432,763 shares of common stock, par value $0.01 per share, outstanding as of May 5, 2026 (which includes 631,697 shares of unvested restricted common stock).

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
Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, important factors included in Part I, Item 1A. Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (collectively, our “2025 Form 10-K”) (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on our operations and financial results, and could cause our actual results to differ materially from those contained or implied in forward-looking statements made by us or on our behalf in this Form 10-Q, in presentations, on our websites, in response to questions or otherwise.
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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$124,498	$110,218
Equity method investments	4,253,780	4,115,909
Receivables, net of allowance of $67 million and $62 million, respectively ($550 million and $629 million from equity method investees, respectively)	3,251,630	3,280,046
Receivables held-for-sale	35,806	113,938
Real estate and available-for-sale debt securities	75,852	76,291
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	326,093	299,739
Other assets	134,703	191,824
Total Assets	$8,202,362	$8,187,965
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$282,022	$380,702
Credit facilities	1,338	46,184
Commercial paper notes	113	225,212
Term loans payable	382,398	386,391
Non-recourse debt (secured by assets of $303 million and $311 million, respectively)	118,254	124,561
Senior notes	3,379,931	3,466,048
Junior subordinated notes	1,103,383	497,560
Convertible notes	400,109	403,438
Total Liabilities	5,667,548	5,530,096
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 127,801,066 and 127,644,496 shares issued and outstanding, respectively	1,278	1,276
Additional paid-in capital	2,852,786	2,849,597
Accumulated deficit	(449,905)	(323,071)
Accumulated other comprehensive income (loss)	38,727	47,076
Non-controlling interest	91,928	82,991
Total Stockholders’ Equity	2,534,814	2,657,869
Total Liabilities and Stockholders’ Equity	$8,202,362	$8,187,965

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Revenue
Interest and rental income ($12 million and $19 million from equity method investees, respectively)	$82,689	$66,477
Gain on sale of assets	22,752	18,668
Management fees and retained interest income	9,731	6,999
Origination fee and other income	9,054	4,797
Total revenue	124,226	96,941
Expenses
Interest expense	99,275	64,677
Provision (benefit) for loss on receivables and retained interests in securitization trusts	4,541	3,812
Compensation and benefits	35,505	24,980
General and administrative	10,166	9,378
Total expenses	149,487	102,847
Income (loss) before equity method investments	(25,261)	(5,906)
Income (loss) from equity method investments	(79,258)	87,989
Income (loss) before income taxes	(104,519)	82,083
Income tax (expense) benefit	30,777	(23,898)
Net income (loss)	$(73,742)	$58,185
Net income (loss) attributable to non-controlling interest holders	(1,777)	1,573
Net income (loss) attributable to controlling stockholders	$(71,965)	$56,612
Basic earnings (loss) per common share	$(0.57)	$0.47
Diluted earnings (loss) per common share	$(0.57)	$0.44
Weighted average common shares outstanding—basic	127,577,861	119,381,781
Weighted average common shares outstanding—diluted	127,577,861	137,956,858
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(73,742)	$58,185
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax benefit (provision) of $3.3 million for the three months ended March 31, 2026 and $(1.9) million for the three months ended March 31, 2025	(10,116)	5,430
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(0.6) million for the three months ended March 31, 2026 and $2.7 million for the three months ended March 31, 2025	1,867	(7,895)
Comprehensive income (loss)	(81,991)	55,720
Less: Comprehensive income (loss) attributable to non-controlling interest holders	(1,677)	1,533
Comprehensive income (loss) attributable to controlling stockholders	$(80,314)	$54,187

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at December 31, 2025	127,644	$1,276	$2,849,597	$(323,071)	$47,076	$82,991	$2,657,869
Net income (loss)	—	—	—	(71,965)	—	(1,777)	(73,742)
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts	—	—	—	—	(10,093)	(23)	(10,116)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	1,744	123	1,867
Issued shares of common stock	76	1	2,515	—	—	—	2,516
Equity-based compensation	—	—	1,583	—	—	13,595	15,178
Other	81	1	(909)	—	—	—	(908)
Dividends and distributions	—	—	—	(54,869)	—	(2,981)	(57,850)
Balance at March 31, 2026	127,801	$1,278	$2,852,786	$(449,905)	$38,727	$91,928	$2,534,814

Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	56,612	—	1,573	58,185
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	5,343	87	5,430
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(7,769)	(126)	(7,895)
Issued shares of common stock	1,729	17	49,450	—	—	—	49,467
Equity-based compensation	—	—	1,297	—	—	8,527	9,824
Issuance (repurchase) of vested equity-based compensation shares	20	—	(393)	—	—	—	(393)
Other	—	—	3,097	—	—	—	3,097
Dividends and distributions	—	—	—	(51,008)	—	(1,038)	(52,046)
Balance at March 31, 2025	120,709	$1,207	$2,646,415	$(291,895)	$37,675	$77,342	$2,470,744

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$(73,742)	$58,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	4,541	3,812
Depreciation and amortization	179	167
Amortization of financing costs	3,781	4,147
Equity-based expenses	17,814	9,825
Equity method investments	138,472	(69,491)
Non-cash gain on securitization	(16,990)	(5,347)
Loss on debt extinguishment	18,818	—
Changes in receivables held-for-sale	27,350	(23,719)
Changes in accounts payable, accrued expenses, and other	(72,895)	8,534
Change in accrued interest on receivables and debt securities	(22,762)	(20,810)
Cash received (paid) upon hedge settlement	1,901	—
Other	(10,853)	(2,424)
Net cash provided by (used in) operating activities	15,614	(37,121)
Cash flows from investing activities
Equity method investments	(291,732)	(247,714)
Equity method investment distributions received	6,205	7,642
Purchases of and investments in receivables ($19 million and $46 million related to equity method investees, respectively)	(198,915)	(137,596)
Principal collections from receivables ($95 million and $10 million from equity method investees, respectively)	244,291	40,455
Proceeds from sales of receivables	—	8,344
Purchases of debt securities and retained interests in securitization trusts	(7,457)	—
Collateral provided to hedge counterparties	—	(1,060)
Collateral received from hedge counterparties	—	3,050
Other	63,472	3,214
Net cash provided by (used in) investing activities	(184,136)	(323,665)
Cash flows from financing activities
Proceeds from credit facilities	60,000	25,000
Principal payments on credit facilities	(105,000)	(25,000)
Principal payments on term loan	(4,629)	(5,437)
Principal payments on non-recourse debt	(4,426)	(4,348)
Proceeds from (repayments of) commercial paper notes	(225,500)	331,000
Proceeds from issuance of senior notes	399,240	—
Redemption of senior notes	(450,000)	—
Proceeds from issuances of junior subordinated notes	600,000	—
Net proceeds of common stock issuances	—	46,614
Payments of dividends and distributions	(56,817)	(50,397)
Redemption premium and fees paid	(17,942)	—
Payment of financing costs	(12,105)	(634)
Collateral provided to hedge counterparties	(11,260)	(45,270)
Collateral received from hedge counterparties	5,000	27,000
Other	(2,208)	(4,253)
Net cash provided by (used in) financing activities	174,353	294,275
Increase (decrease) in cash, cash equivalents, and restricted cash	5,831	(66,511)
Cash, cash equivalents, and restricted cash at beginning of period	145,223	150,156
Cash, cash equivalents, and restricted cash at end of period	$151,054	$83,645
Interest paid	$102,924	$61,963
Supplemental disclosure of non-cash activity
Interests retained from securitization transactions	$17,288	$7,313
Removal of deferred financing obligation upon securitization	50,882	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2026

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three-month periods ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Certain of our equity investments were determined to be interests in VIEs in which we are not the primary beneficiary, as we do not direct the significant activities of these entities, and thus we account for those investments as Equity Method Investments as discussed below. Our maximum exposure to loss through these investments is typically limited to their recorded values. However, we may provide financial commitments to these VIEs or guarantee certain of their obligations. Certain other entities in which we have equity investments have been assessed to be voting interest entities and as we exert significant influence over these entities rather than control them through our ownership of voting interests, we do not consolidate them and instead account for them as equity method investments described below.
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
Any difference between the amount of our investment and the amount of underlying equity in net assets at the time of our investment is generally amortized over the life of the assets and liabilities to which the difference relates. Cash distributions received from each equity method investment are classified as operating activities to the extent of cumulative earnings for each investment in our consolidated statements of cash flows. Our initial investment and additional cash distributions beyond the amounts that are classified as operating activities are classified as investing activities in our consolidated statements of cash flows. We typically recognize earnings one quarter in arrears for these investments to allow for the receipt of financial information. Our proportionate share of any revenue earned from equity method investees is eliminated through the income (loss) from equity method investment line of our income statements. Losses exceeding our basis in investments for which we hold other outstanding instruments are allocated to those instruments.
We evaluate quarterly whether the current carrying value of our investments accounted for using the equity method have an other than temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statements as an impairment. This evaluation requires significant judgment regarding the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, and near-term prospects of the investee; specific events; and other factors.
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
We have made certain loan commitments that are within the scope of ASC 326. When estimating an allowance for these loan commitments we consider the probability of certain amounts to be funded and apply either a discounted cash flow or PD/LGD methodology as described above. We charge off receivables against the allowance, if any, when we determine the unpaid principal balance is uncollectible, net of recovered amounts. For those assets where we record our allowance using a discounted cash flow method, we have elected to record the change in allowance due solely to the passage of time through the provision for loss on receivables in our income statements. Any provision we record for an allowance is a non-cash reconciling item to cash from operating activities in our consolidated statements of cash flows.

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
We account for our retained interests in securitization trusts similar to available-for-sale debt securities and carry them at fair value, with changes in fair value recorded in AOCI pursuant to ASC 325-40, Beneficial Interests in Securitized Financial Assets. Income related to these assets is recognized using the effective interest rate method and included in securitization income in our income statements. These assets are evaluated for impairment on a quarterly basis under ASC 326. Such assets are impaired if their fair value is less than its carrying value. The credit component of impairments, if any, are recognized by recording an allowance against the amortized cost of the asset. For changes in expected cash flows, we will calculate a new yield based on the current amortized cost of the assets and the revised expected cash flows. This yield is used prospectively to recognize our income related to these assets. Retained interests in securitized non-financial assets are accounted for as equity method investments, and subject to those accounting policies described above.
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
Convertible Notes
We have issued convertible and exchangeable senior unsecured notes (together, “Convertible Notes”) that are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options, and ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815, issuers of certain convertible or exchangeable debt instruments are generally required to separately account for the conversion or exchange option of the debt instrument as either a derivative or equity, unless it meets the scope exemption for contracts indexed to, and settled in, an issuer’s own equity. Since our conversion or exchange options are both indexed to our equity and can be settled in our common stock at our option, we have met the scope exemption, and therefore, we do not separately account for the embedded conversion or exchange options. The initial issuance and any principal repayments are classified as financing activities and interest payments are classified as operating activities in our consolidated statements of cash flows. If converted or exchanged, the carrying value of each Convertible Note is reclassified into stockholders’ equity. In order to offset the economic impacts of any potential dilution upon conversion or exchange of certain Convertible Notes, we have entered into capped call transactions, the accounting for which is discussed below in Derivative Financial Instruments.
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
Any collateral posted or received as credit support against derivative positions are netted against those derivatives in our balance sheets. When our collateral account with any particular counterparty is in a liability position, we include inflows and outflows related to those collateral postings within financing activities in our statements of cash flows. When our collateral account with any particular counterparty is in an asset position, we include inflows and outflows related to those collateral postings within investing activities in our statements of cash flows. The inflows and outflows related to instruments designated as cash flow hedges are included within our statements of cash flows in the same section as the hedged item, which is typically operating activities for our instruments which hedge interest rate risk exposures.
Interest rate derivative contracts contain a credit risk that counterparties may be unable to fulfill the terms of the agreement. We attempt to minimize that risk by evaluating the creditworthiness of our counterparties, who are limited to major banks and financial institutions, and do not anticipate nonperformance by the counterparties due to their requirement to post collateral.
We have entered into certain capped call transactions to mitigate the economic dilution that may result from the conversion or exchange of certain of our Convertible Notes. These transactions are freestanding equity-linked derivative instruments that qualify for the exemption for contracts indexed to, and settled in, an issuer’s own equity found in ASC 815, and accordingly the payment of the option premium was recorded as a reduction of additional paid-in-capital within our statements of stockholders’ equity.
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
The CODM assesses performance for this segment and decides how to allocate resources based in part on net income as recorded in our income statements. Included in this metric are the significant segment expenses reviewed by the CODM, which include interest expense, compensation and benefits, and general and administrative, each of which is reported in our income statements. We do not have material intra-company sales or transfers.
In evaluating segment assets, the CODM uses receivables, equity method investments, real estate, and debt securities as reported on our balance sheet, which together we refer to as our Portfolio. Amounts invested in such assets can be found in our statements of cash flows. Segment asset amounts are used by the CODM when evaluating the return on investment on our Portfolio.
Recently Issued Accounting Pronouncements
Accounting standards updates issued before May 8, 2026, and effective after March 31, 2026, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of March 31, 2026 and December 31, 2025, our retained interests in securitization trusts, our derivatives, receivables for which we have elected the fair value option, if any, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

•Level 1 — Quoted prices (unadjusted) in active markets that are accessible at the measurement date.
•Level 2 — Observable prices that are based on inputs not quoted on active markets but corroborated by market data.
•Level 3 — Unobservable inputs are used when little or no market data is available.
The tables below state the estimated fair value of our financial instruments on our balance sheet. Unless otherwise discussed below, fair values for our Level 2 and Level 3 measurements are measured using a discounted cash flow model, the inputs to which consist of base interest rates and spreads over base rates. Spreads are based upon market observation and recent comparable transactions. An increase in these inputs would result in a lower fair value and a decline would result in a higher fair value. Our Senior Notes and Junior Subordinated Notes (each as defined below), and our Convertible Notes are valued using a market-based approach and observable prices. The receivables held-for-sale, if any and excluding those on which we have elected the fair value option, are carried at the lower of cost or fair value, as determined on an individual asset basis.

	As of March 31, 2026
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$3,210	$3,252	Level 3
Receivables held-for-sale	42	36	Level 3
Debt securities (1)	73	73	Level 3
Retained interests in securitization trusts (2)	326	326	Level 3
Derivative assets	24	24	Level 2
Liabilities (3)
Credit facility	$1	$1	Level 3
Commercial paper notes	—	—	Level 3
Term loans payable	386	386	Level 3
Non-recourse debt	119	121	Level 3
Senior notes	3,398	3,403	Level 2
Junior subordinated notes	1,134	1,118	Level 2
Convertible Notes	564	404	Level 2
Derivative liabilities	5	5	Level 2
(1)The amortized cost of our debt securities as of March 31, 2026, was $55 million.
(2)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of March 31, 2026 was $376 million.
(3)Fair value and carrying value exclude unamortized financing costs.

	As of December 31, 2025
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$3,222	$3,280	Level 3
Receivables held-for-sale	128	114	Level 3
Debt securities (1)	73	73	Level 3
Retained interests in securitization trusts (2)	300	300	Level 3
Derivative assets	25	25	Level 2
Liabilities (3)
Credit facility	$46	$46	Level 3
Commercial paper notes	225	225	Level 3
Term loans payable	391	391	Level 3
Non-recourse debt	128	128	Level 3
Junior subordinated notes	529	505	Level 2
Senior notes	3,539	3,489	Level 2
Convertible Notes	527	408	Level 2
Derivative liabilities	6	6	Level 2
(1)    The amortized cost of our debt securities as of December 31, 2025, was $43 million.
(2)    The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of December 31, 2025, was $348 million.
(3)    Fair value and carrying value exclude unamortized financing costs.

Debt Securities
The following table reconciles the beginning and ending balances for our Level 3 debt securities that are carried at fair value on a recurring basis:

	For the three months ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$73	$7
Equity method investee losses applied (1)	12	—
Unrealized gains (losses) on debt securities recorded in OCI	(12)	—
Balance, end of period	$73	$7
(1)    As described in Note 2, losses in excess of basis from equity method investments from which we have other outstanding instruments are allocated against those other instruments. In the three months ended March 31, 2026, we were allocated income from these investments from which we had previously applied losses to related debt securities, so previously applied losses were reversed.
We had the following debt securities in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
March 31, 2026	$66	$7	$0.2	$1.0	3	5
December 31, 2025	62	7	0.3	0.9	1	5
(1)    Loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our debt securities, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 3% to 6% as of March 31, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our debt securities as of March 31, 2026 and December 31, 2025 were 9.8% and 9.7%, respectively.

Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended March 31,
	2026	2025
	(in millions)
Balance, beginning of period	$300	$249
Accretion of retained interests in securitization trusts	5	5
Additions to retained interests in securitization trusts	24	7
Collections from retained interests in securitization trusts	(2)	(3)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	(1)	7
Balance, end of period	$326	$265

We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
March 31, 2026	$40	$188	$2	$53	10	85
December 31, 2025	31	188	1	51	8	87
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our retained interests in securitization trusts, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of March 31, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our retained interests in securitization trusts as of March 31, 2026 and December 31, 2025 were 7.1% and 7.0%, respectively.
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
We had cash deposits that are subject to credit risk as shown below:

	March 31, 2026	December 31, 2025
	(in millions)
Cash deposits	$124	$110
Restricted cash deposits (included in other assets)	27	35
Total cash deposits	$151	$145
Amount of cash deposits in excess of amounts federally insured	$149	$143

4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 1% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. No OP units were redeemed by non-controlling interest holders during the three months ended March 31, 2026 or 2025.
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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Gains on securitizations	$23	$20
Cost of financial assets securitized	220	194
Proceeds from securitizations	243	214
Cash received from retained interests in securitization trusts and servicing fees	3	4
In connection with securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates which consist of base interest rates and spreads over these base rates. Spreads are based on a review of comparable recent transactions and we consider them to be Level 3 unobservable inputs. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.3% to 8.6% for the three months ended March 31, 2026.
As of March 31, 2026 and December 31, 2025, the balance of securitized assets held in unconsolidated securitization trusts was $7.3 billion and $7.2 billion, respectively. As of March 31, 2026 and December 31, 2025, the securitization trusts held $6.7 billion and $6.6 billion, respectively, of notes due to investors.

As of March 31, 2026, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
We have a $3 million allowance for losses on our retained interests in securitization trusts related to assets secured by property assessed clean energy liens. This allowance is a result of changes in our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination.
Of our retained interests in securitization trusts, 60% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 40% of our securitization residual assets. These technologies are typically installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6.Our Portfolio
As of March 31, 2026, our Portfolio included approximately $7.6 billion of equity method investments, receivables, real estate and debt securities on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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
The following is an analysis of the Performance Ratings of our Portfolio as of March 31, 2026, which is assessed quarterly:

	Portfolio Performance
	1 (1)		2 (2)	3 (3)	Total
	Commercial	Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2026	$—	$—	$—	$—	$—
2025	461	—	35	—	496
2024	18	—	84	—	102
2023	792	—	30	—	822
2022	1,034	—	—	—	1,034
2021	277	—	—	—	277
Prior to 2021	558	30	—	—	588
Total receivables held-for-investment	3,140	30	149	—	3,319
Less: Allowance for loss on receivables	(54)	—	(13)	—	(67)
Net receivables held-for-investment	3,086	30	136	—	3,252
Receivables held-for-sale	33	3	—	—	36
Debt securities and real estate	74	2	—	—	76
Equity method investments (5)	4,228	—	26	—	4,254
Total	$7,421	$35	$162	$—	$7,618
Percent of Portfolio	98%	—%	2%	—%	100%

(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.

(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital. In the first quarter of 2026, we moved into this category from Category 1 two receivables to the same borrower where the underlying assets are experiencing project-specific technical challenges which are currently in the process of being remediated.
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
(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital. In 2025, we moved into this category a receivable previously included in Category 1 where the underlying assets are experiencing project-specific technical challenges which are currently in the process of being remediated.
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
Receivables
As of March 31, 2026, our allowance for losses on receivables was $67 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended March 31, 2026, we increased our reserve by approximately $5 million, driven primarily by an asset-specific reserve made during the period on the receivable moved into Category 2 discussed above.

Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by ASC 326, as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	3,289	253	67	3,311	388	62
Government (2)	$30	$—	$—	$31	$—	$—
Total	$3,319	$253	$67	$3,342	$388	$62
(1)As of March 31, 2026, this category of assets includes $1.6 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
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
(2)As of March 31, 2026, our government receivables include $4 million of U.S. federal government transactions and $26 million of transactions where the ultimate obligors are state or local governments.
Risk characteristics of our government receivables include the energy savings or the power output of the projects and the ability of the government obligor to generate revenue for debt service, via taxation or other means. Transactions may have guarantees of energy savings or other performance support from third-party service providers, which typically are entities that are rated or whose parent is rated investment grade by an independent rating agency. All of our government receivables are included in Performance Rating 1 in the Portfolio Performance table above. Our allowance for government receivables is primarily calculated by using PD/LGD methods as discussed in Note 2 to our financial statements in this Form 10-Q. Our expectation of credit losses for these receivables is immaterial given the high credit-quality of the obligors.
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$62	$—	$50
Provision for loss on receivables	—	5	—	4
Ending balance	$—	$67	$—	$54

We have no receivables on non-accrual status.
The following table provides a summary of the maturity dates of our receivables and the weighted average yield for each range of maturities as of March 31, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,319	$104	$1,798	$474	$943
Weighted average yield by period	9.6%	10.1%	10.4%	9.2%	8.1%

Debt Securities
The following table provides a summary of the maturity dates of our debt securities and the weighted average yield for each range of maturities as of March 31, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$73	$—	$—	$5	$68
Weighted average yield by period	9.5%	—%	—%	3.1%	10.0%

We had no debt securities that were impaired or on non-accrual status as of March 31, 2026 or December 31, 2025, and no allowances associated with our debt securities.
Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments.
As of March 31, 2026, we held the following equity method investments:

Investee	Carrying Value
(in millions)
CarbonCount Holdings 1 LLC	$820
Jupiter Equity Holdings LLC	500
Daggett Renewable HoldCo LLC	387
Other equity method investments	2,547
Total equity method investments	$4,254
Jupiter Equity Holdings LLC
We have a structured equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns eight operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.0 gigawatts. Through March 31, 2026, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have $77 million in loans outstanding to Jupiter to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Daggett Renewable HoldCo LLC
We have a structured equity investment in Daggett Renewable HoldCo LLC (“Daggett”) which owns two utility-scale solar projects developed and managed by the project sponsor. We have made investments in the preferred cash equity interests of Daggett of approximately $232 million through March 31, 2026, reflecting final funding true-ups after all projects reached substantial completion. The Daggett projects feature contracted cash flows with a diversified group of predominately investment grade utility off-takers.

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
HASI CarbonCount and KKR Hoops have each committed $1.5 billion to CCH1 to be invested in eligible assets through an investment period ending the earlier of December 2027 or when all the commitments have been utilized. In addition, HASI, through its indirect subsidiaries, HASI Securities, LLC (the “Broker-Dealer”) and CarbonCount Holdings Manager LLC (the “Asset Manager”, and, together with the Broker-Dealer, the “Service Providers”), is engaged by CCH1 pursuant to a services agreement (the “Services Agreement”) to provide certain services to CCH1.
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
The Broker-Dealer sources investment opportunities for CCH1 pursuant to the terms of the Services Agreement. Through the Broker-Dealer, HASI is obligated to present all of the investment opportunities it identifies that fit within certain predetermined criteria to the CCH1 Board until either joint venture party’s commitment has been fully invested or upon the date that the investment period described above expires or is earlier terminated. The investment criteria under the Services Agreement includes investment opportunities that we would typically have originated on our balance sheet.
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
To date, both we and KKR have each funded $792 million of our individual $1.5 billion commitment amount. As of March 31, 2026, CCH1 contains $2.3 billion book value in Portfolio assets, of which 72% are equity method investments and of which 28% are receivables and debt securities. CCH1 has a principal amount of outstanding debt of $684 million as of March 31, 2026. Debt proceeds are used to make investments incremental to the $1.5 billion commitment per investor. In December 2025, we advanced $63 million of KKR’s equity contribution on their behalf. We were reimbursed this amount by KKR in January 2026, and it is as a cash inflow in Other within the Investing Activities within our statement of cash flows.
While we do not recognize our income from CCH1 in arrears, CCH1 typically recognizes income from its equity method investees one quarter in arrears to allow for its receipt of financial information. The table below provides additional detail on our fees paid by CCH1 to the Broker-Dealer. Amounts below reflect the full fee paid by CCH1 to the broker-dealer. Since HASI owns 50% of CCH1, we eliminate 50% of such fee income through our equity method investment income of CCH1.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Up-front origination fees	$4	$4
Ongoing asset management fees	4	2
Total	$8	$6
Other Related Party Transactions
Of our receivables, approximately $550 million are loans made to entities in which we also have non-controlling equity investments of approximately $1.0 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional energy transition assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the Operating section of our statements of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
	(in millions)
Interest income from related party loans	$12	$19
Additional investments made in related party loans	19	46
Principal collected from related party loans	95	10
Interest collected from related party loans	14	17
7.Credit facility and commercial paper notes
Unsecured revolving credit facility
We have an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders with a maximum outstanding borrowing amount of $1.825 billion. The facility matures in April 2028. As of March 31, 2026, there were no borrowings outstanding. We have accrued availability fees of $1 million outstanding under the facility and approximately $7 million of remaining unamortized financing costs associated with the unsecured revolving credit facility have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the unsecured revolving credit facility.
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

Credit-Enhanced Commercial Paper Note Program
We have a Green CarbonCount Commercial Paper Note Program (the “commercial paper program”) that allows us to issue commercial paper notes at any time, with such notes supported by an irrevocable direct-pay letter of credit from Bank of America, N.A. (“Credit-Enhanced Commercial Paper Notes”). The capacity of the program allows for up to $125 million outstanding at any time, and the program was extended in the first quarter of 2026 to mature in October 2027.
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of March 31, 2026, we have no Credit-Enhanced Commercial Paper Notes outstanding under the facility.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of March 31, 2026, we have no remaining unamortized financing costs associated with the program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
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
As of March 31, 2026, we had no Standalone Commercial Paper Notes outstanding.
8.Long-term Debt
Senior Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Notes”). We are in compliance with all covenants as of March 31, 2026 and December 31, 2025. The Senior Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

The following are summarized terms of the Senior Notes as of March 31, 2026:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2026 Senior Notes	600	(1)	June 15, 2026	3.375%	June 15 and December 15	N/A
2027 Senior Notes	—	(2)	June 15, 2027	8.000%	June 15 and December 15	N/A
2030 Senior Notes	375	(3)	September 15, 2030	3.750%	February 15 and August 15	N/A
2031 Senior Notes	600	(4)	January 15, 2031	6.150%	January 15 and July 15	December 15, 2030 (5)
2034 Senior Notes	1,000	(6)	July 1, 2034	6.375%	July 1 and January 1	N/A
2035 Senior Notes	400	(7)	July 15, 2035	6.750%	January 15 and July 15	April 15, 2035 (5)
2036 Senior Notes	400	(8)	March 15, 2036	6.000%	March 15 and September 15	December 15, 2035 (5)
(1)We may redeem the 2026 Senior Notes at par, plus accrued and unpaid interest though the redemption date.
(2)In the first quarter of 2026 we used a portion proceeds from the 2036 Senior Notes and the November 2056 Junior Subordinated Notes to redeem the 2027 Senior Notes. We paid a redemption premium of $18 million, and expensed capitalized debt issuance costs of $1 million associated with the redemption.
(3)We issued the $375 million aggregate principal amount of the 2030 Senior Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%. We may redeem the 2030 Senior Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest though the redemption date.
(4)We issued the $600 million aggregate principal amount of the 2031 Senior Notes for total proceeds of $598 million ($593 million net of issuance costs) at an effective interest rate of 6.218%.
(5)Prior to this date, we may redeem, at our option, some or all of the applicable notes for the outstanding principal amount plus the applicable “make-whole” premium as defined in the indenture governing the applicable notes, plus accrued and unpaid interest through the redemption date. On, or subsequent to, this date, we may redeem the applicable notes in whole or in part at a price equal to 100% of the outstanding principal amount, plus accrued and unpaid interest through the redemption date.
(6)We issued $700 million principal amount of 2034 Senior Notes, which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. In a follow-on offering, we issued an additional $300 million principal amount of 2034 Senior Notes for gross proceeds of $300 million.
(7)We issued the $400 million aggregate principal amount of the 2035 Senior Notes for total proceeds of $398 million ($395 million net of issuance costs) at an effective interest rate of 6.815%.
(8)In 2026, we issued the $400 million aggregate principal amount of the 2036 Senior Notes for total proceeds of $399 million ($397 million net of issuance costs) at an effective rate of 6.025%.

The following table presents a summary of the components of the Senior Notes:

	March 31, 2026	December 31, 2025
	(in millions)
Principal	$3,375	$3,425
Accrued interest	39	73
Unamortized premium (discount)	(11)	(9)
Less: Unamortized financing costs	(23)	(23)
Carrying value of Senior Notes	$3,380	$3,466

The following table presents interest expense related to the Senior Notes:

	Three months ended March 31,
	2026	2025
	(in millions)
Interest Expense	49	44
Junior Subordinated Notes
We have issued Junior Subordinated Notes which are guaranteed by the Company and certain other subsidiaries on a subordinated basis. Our Junior Subordinated Notes provided for certain covenants, including certain requirements in the event that we merge with or sell substantially all of our assets to another entity. In the event of ratings downgrade by two or more rating agencies due to a change of control, there is a provision in the Junior Subordinated Notes that requires us to either elect to redeem the notes at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the notes, and we have not given a redemption notice for any other specified reason, the interest rate will be increased by 5.00%. We will use cash equal to the net proceeds from the offering of the Junior Subordinated Notes to acquire, invest in or refinance, in whole or in part, new and/or existing eligible green projects.
The following are summarized terms of the Junior Subordinated Notes as of March 31, 2026:

	Outstanding Principal Amount	Maturity Date	Stated Interest Rate		Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
June 2056 Junior Subordinated Notes	500	June 1, 2056	8.000%	(1)	June 1 and December 1	March 3, 2031 (2)
November 2056 Junior Subordinated Notes	600	November 15, 2056	7.125%	(3)	May 15 and November 15	August 18, 2031 (2)
(1)The June 2056 Junior Subordinated Notes bear interest at a rate of 8.000% per year until June 1, 2031. After that date, the interest rate resets every five years to the then-current five-year Treasury rate plus a spread of 4.301%, provided that the interest rate will not be reset below 8.000%.
(2)On or after this date, we may redeem, at our option, the applicable notes in whole or in part at a price equal to 100% of the principal amount being redeemed, plus accrued and unpaid interest.
(3)The November 2056 Junior Subordinated Notes bear interest at a rate of 7.125% per year until November 15, 2031. After that date, the interest rate resets every five years to the then-current five-year Treasury rate plus a spread of 3.478%, provided that the interest rate will not be reset below 7.125%

The following table presents a summary of the components of our Junior Subordinated Notes:

	March 31, 2026	December 31, 2025
	(in millions)
Principal	$1,100	$500
Accrued interest	18	5
Less: Unamortized financing costs	(15)	(7)
Carrying value of Junior Subordinated Notes	$1,103	$498
The following table presents interest expense related to the Junior Subordinated Notes:

	Three months ended March 31,
	2026	2025
	(in millions)
Interest Expense	14	—
Convertible Notes
We have outstanding exchangeable senior notes, and have previously issued convertible senior notes (together, the “Convertible Notes”). Holders may convert or exchange any of their Convertible Notes into shares of our common stock at the applicable conversion or exchange ratio at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date, unless the Convertible Notes have been previously redeemed or repurchased by us.

The following are summarized terms of the Convertible Notes as of March 31, 2026:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	—	$—	—	$—
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	37.0771	26.97	14.9	$0.395
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
The following table presents a summary of the components of our Convertible Notes:

	March 31, 2026	December 31, 2025
	(in millions)
Principal	$403	$403
Accrued interest	1	5
Less: Unamortized financing costs	(4)	(5)
Carrying value of Convertible Notes	$400	$403
The following table presents interest expense related to our Convertible Notes:

	Three months ended March 31,
	2026	2025
	(in millions)
Interest Expense	$4	$6
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
CarbonCount Term Loan Facility
We have entered into a CarbonCount Term Loan Facility (the “Unsecured Term Loan Facility”) with a syndicate of banks. Under the Unsecured Term Loan Facility, which matures in 2027, loans can be prepaid without penalty. Principal amounts under the Unsecured Term Loan Facility will bear interest at a rate of Term SOFR plus applicable margins based on our current credit rating, which may be adjusted up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of March 31, 2026, the applicable margin is 1.875% plus 0.10%. The coupon on any drawn amounts will be reset at monthly, quarterly, or semi-annual intervals at our election. Interest is due and payable monthly. Payments of 1.25% of the outstanding principal balance are due quarterly. We intend to allocate an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
As of March 31, 2026, the outstanding principal and accrued interest balance is $231 million, and the current interest rate is 5.59%. Amounts which were due under the Unsecured Term Loan Facility as of March 31, 2026 are as follows:

Future maturities
(in millions)
April 1, 2026 to December 31, 2026	$8
2027	223
Total	231
Less: Unamortized Financing Costs	(2)
Carrying Value	$229
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
As of March 31, 2026, the outstanding principal and accrued interest balance is $155 million, the interest rate as of the last rate reset is 6.06%, and we have receivables, retained interests in securitization trusts, and equity method investments pledged with a carrying value of $425 million. Amounts which were due under the Secured Term Loan Facility as of March 31, 2026 are as follows:

Future maturities
(in millions)
April 1, 2026 to December 31, 2026	$10
2027	11
2028	134
Total	155
Less: Unamortized Financing Costs	(2)
Carrying Value	$153
Delayed-draw term loan agreement
We have entered into an agreement that provides for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, mature on June 15, 2028. The facility has a commitment fee during the availability period, and bears interest at a rate of SOFR or alternative base rate plus applicable margins based on our current credit rating. The current applicable margins are 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans. The delayed-draw term loan facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we can declare. The delayed-draw term loan facility also includes customary events of default and remedies.
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	March 31, 2026	December 31, 2025	Interest Rate	Maturity Date		March 31, 2026	December 31, 2025	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	88	93	6.78%	July 2043	—	268	274	Equity method investments
Other non-recourse debt (1)	33	35	3.15% - 7.23%	2026 to 2042	—	35	37	Receivables
Unamortized financing costs	(3)	(3)
Non-recourse debt (2)	$118	$125
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $303 million and $311 million as of March 31, 2026 and December 31, 2025, respectively. These amounts include $26 million and $35 million of restricted cash pledged for debt service payments as of March 31, 2026 and December 31, 2025, respectively.

We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of March 31, 2026 and December 31, 2025.
We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of March 31, 2026, were as follows:

Future minimum maturities
(in millions)
April 1, 2026 to December 31, 2026	$6
2027	6
2028	6
2029	6
2030	8
2031	6
Thereafter	83
Total minimum maturities	$121
Unamortized financing costs	(3)
Total non-recourse debt	$118

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
We have entered into the following derivative transactions that are designated as cash flow hedges as of March 31, 2026:

Instrument type		Hedged Rate		Notional Value	Fair Value as of		Term of derivative and forecasted transactions
	Index				March 31, 2026	December 31, 2025
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200	$(2)	$(3)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	3.09%		600	24	20	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(1)	250	—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(2)	156	(5)	(6)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%	(3)	375	—	8	June 2027 to June 2037
Interest rate swap	Overnight SOFR	3.48%	(2)	75	1	—	December 2026 to December 2033
Interest rate swap	Overnight SOFR	3.51%		30	1	—	March 2027 to March 2034
				$1,686	$19	19
(1)    Interest rate collar consists of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(2)     Consists of multiple interest rate swaps with identical maturities and effective dates.
(3)     In the first quarter of 2026, we settled this swap for cash proceeds of approximately $2 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of March 31, 2026, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of March 31, 2026, we have posted $10 million of collateral, $5 million of which is netted against the derivative liability included in accounts payable, accrued expenses, and other on our balance sheet, with the remainder in other assets. We hold $4 million of collateral posted by our counterparties which we have netted against the derivative asset which is included in other assets on our balance sheet. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2024	$86
Changes in fair value	(23)
Amounts released into interest expense	(4)
Ending Balance - December 31, 2025	$59
Changes in fair value	2
Amounts released into interest expense	(1)
Ending Balance - March 31, 2026	$60
We expect a net benefit of approximately $6 million to be released out of AOCI into interest expense over the 12 months following March 31, 2026. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three months ended March 31, 2026 and 2025, respectively.

	Three months ended March 31,
	2026	2025
	(in thousands)
Benefit (expense) included in interest expense due to hedging activities	647	951
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of March 31, 2026, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. If required, we would satisfy these guarantees by making additional equity contributions to Jupiter. As of March 31, 2026, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of March 31, 2026, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $88 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in August 2026. As of March 31, 2026, our maximum obligation under this guarantee is approximately $104 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $31 million and $(24) million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, our income tax benefit (expense) was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2026 and 5% for 2025.

11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2025 and 2026:

Announced Date	Record Date		Pay Date	Amount per share
2/13/2025	4/4/2025		4/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
8/7/2025	10/3/2025		10/17/2025	$0.420
11/6/2025	12/29/2025	(1)	1/9/2026	$0.420
2/12/2026	4/2/2026		4/17/2026	$0.425
5/7/2026	7/2/2026		7/10/2026	$0.425
(1) This dividend is treated as a distribution in the year following the record date for tax purposes.
Equity Offerings
We have an effective universal shelf registration statement registering the potential offer and sale, from time to time and in one or more offerings, of any combination of our common stock, preferred stock, depositary shares, debt securities, warrants and rights (collectively referred to as the “securities”). We may offer the securities directly, through agents, or to or through underwriters by means of ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices and may include “at the market” (“ATM”) offerings to or through a market maker or into an existing trading market on an exchange or otherwise. We have a dividend reinvestment and stock purchase plan, allowing stockholders and holders of OP Units (including LTIP Units) to purchase shares of our common stock by reinvesting cash dividends or distributions received. We completed the following public offerings (including ATM issuances) of our common stock during 2026 and 2025:

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2025	ATM	1.629	29.07	(2)	47
Q2 2025	ATM	2.755	26.91	(2)	73
Q3 2025	ATM	2.435	27.94	(2)	67
Q4 2025	ATM	1.543	32.40	(2)	50
Q1 2026	ATM	—	—		—
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2026 to 2029 subject to service, performance and market conditions. During the three months ended March 31, 2026, our board of directors awarded employees and directors 676,538 shares of restricted stock, restricted stock units and LTIP Units that vest from 2027 to 2029. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three months ended March 31, 2026 we recorded $15 million of stock based compensation compared to $10 million during the three months ended March 31, 2025. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $31 million as of March 31, 2026. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	275,664	28.73	7.9
Vested	(92,529)	29.82	(2.8)
Forfeited	(38,564)	28.00	(1.0)
Ending Balance — December 31, 2025	463,951	$28.41	$13.2
Granted	236,233	36.63	8.7
Vested	(77,441)	27.30	(2.2)
Forfeited	(3,446)	27.89	(0.1)
Ending Balance — March 31, 2026	619,297	$31.69	$19.6
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(4,376)	41.64	(0.2)
Forfeited	(26,810)	54.04	(1.4)
Ending Balance — December 31, 2025	47,556	$39.29	$1.9
Granted	—	—	—
Incremental performance shares granted	11,365	39.29	0.4
Vested	(58,921)	39.29	(2.3)
Forfeited	—	—	—
Ending Balance — March 31, 2026	—	$—	$—

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	391,234	28.13	11.0
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance — December 31, 2025	660,357	$28.16	$18.7
Granted	234,024	36.63	8.6
Vested	(183,603)	28.67	(5.3)
Forfeited	—	—	—
Ending Balance — March 31, 2026	710,778	$30.81	$22.0

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — December 31, 2025	529,793	$40.68	$21.6
Granted	103,141	58.10	6.0
Incremental performance shares granted	67,690	39.29	2.6
Vested	(349,724)	39.29	(13.7)
Forfeited	—	—	—
Ending Balance — March 31, 2026	350,900	$46.93	$16.5

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2025	247,759	$27.30	$6.8
Granted	103,140	36.63	3.7
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — March 31, 2026	350,899	$30.04	$10.5
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$(72.0)	$56.6
Less: Dividends and distributions on participating securities	(0.6)	(0.5)
Less: Undistributed earnings attributable to participating securities	—	—
Net income (loss) attributable to controlling stockholders — basic	(72.6)	56.1
Add: Interest expense related to Convertible Notes under the if-converted method	—	4.5
Add: Undistributed earnings attributable to participating securities	—	—
Net income (loss) attributable to controlling stockholders — dilutive	$(72.6)	$60.6

Denominator:
Weighted-average number of common shares — basic	127,577,861	119,381,781
Weighted-average number of common shares — diluted	127,577,861	137,956,858
Basic earnings per common share	$(0.57)	$0.47
Diluted earnings per common share	$(0.57)	$0.44

Securities being allocated a portion of earnings:
Weighted-average number of OP units	1,882,735	1,447,380

	As of March 31,
	2026	2025
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,330,076	1,254,135

	Three Months Ended March 31,
	2026	2025
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,330,076	1,254,135
Restricted stock units	—	57,446
LTIP Units with market-based vesting conditions	350,900	282,034
LTIP Units with performance-based vesting conditions	350,899	247,759
Potential shares of common stock related to Convertible Notes	14,923,533	—

13.    Equity Method Investments
As of March 31, 2026 and December 31, 2025, we had 49 and 47 equity method investments, respectively. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of March 31, 2026 and December 31, 2025, we have accumulated other comprehensive income net of tax effect of $25 million and $24 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of December 31, 2025
Current assets	$262	$918	$1,180
Total assets	4,185	20,346	24,531
Current liabilities	56	891	947
Total liabilities	1,336	9,549	10,885
Members’ equity	2,849	10,797	13,646
As of December 31, 2024
Current assets	113	926	1,039
Total assets	1,367	20,289	21,656
Current liabilities	5	1,535	1,540
Total liabilities	393	8,971	9,364
Members’ equity	974	11,318	12,292
Income Statement
For the year ended December 31, 2025
Revenue	89	1,380	1,469
Income (loss) from continuing operations	(59)	(393)	(452)
Net income (loss)	(59)	(393)	(452)
For the year ended December 31, 2024
Revenue	15	1,186	1,201
Income (loss) from continuing operations	1	(326)	(325)
Net income (loss)	1	(326)	(325)
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
The following discussion is a supplement to and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes and with our Annual Report on Form 10-K for the year ended December 31, 2025, as amended by our Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2025 (collectively, our “2025 Form 10-K”), that was filed with the SEC.
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
We are internally managed by an executive team that has extensive relevant industry knowledge and experience, and have a team of over 170 clean energy investment, operating, and technical professionals. We have long-standing relationships with some of the leading U.S. clean energy project developers, owners and operators, utilities, and energy service companies (“ESCOs”), which provide recurring, programmatic investment and fee-generating opportunities, while also enabling scale benefits and operational and transactional efficiencies.
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
•Grid-Connected (“GC”): utility-scale renewable energy projects that deploy cleaner energy sources, such as solar, solar-plus-storage, and wind, to generate cleaner, lower cost energy. The offtakers or counterparties for GC assets may be utilities, electric users, or participants in the wholesale electric power markets who have entered into contractual commitments, such as power purchase agreements (“PPAs”), to purchase power produced by a renewable energy project at a specified price with potential price escalators for a portion of the project’s estimated life; and
•Fuels, Transport, and Nature (“FTN”): a range of infrastructure assets that are designed to reduce emissions and/or provide environmental benefits in projects beyond the power grid, such as transportation and fuels, including renewable natural gas (RNG) plants, transportation fleet enhancements, and ecological restoration projects, among others. For FTN assets, the off-takers may be oil and gas refiners, industrial companies, and vertically integrated electric utilities.
We have also identified additional markets beyond our three traditional markets in which we believe we can identify potential investments which align with our investment strategy.
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
•reliant upon proven commercial technologies; and

•originated by programmatic clients.
We completed approximately $637 million of transactions during the three months ended March 31, 2026, compared to approximately $706 million during the same period in 2025. As of March 31, 2026, our total Managed Assets are $16.4 billion, and include our Portfolio, the portion of assets owned by others in our co-investment vehicle, and other assets in securitization trusts. We held approximately $7.6 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of March 31, 2026, our Portfolio consisted of over 600 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The fee-generating assets attributable to other investors in our co-investment structures that were not consolidated as part of our Portfolio totaled approximately $1.1 billion.
Certain of the assets we originate have a risk and return profile which makes them better suited for other institutional investors rather than for inclusion in our own Portfolio. We finance such investments via securitization transactions, where we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. As of March 31, 2026, we manage approximately $7.3 billion in assets in such securitization trusts.
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
Investing greater than 30% of our equity capital in any single investment requires the approval of a majority of our independent directors. A single investment of greater than 15% of of our equity capital may require the approval of a majority of our independent directors, if the investment does not meet certain board-approved investment criteria. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and our exemption from registration as an investment company under the 1940 Act.
We believe we have a broad range of financing sources available to fund our growing investment volume. We finance our business through cash on hand, debt which may be either unsecured or secured and either fixed- or floating-rate, or equity, and we may also decide to finance such transactions through the use of off-balance sheet securitizations or co-investment structures. We have an active co-investment vehicle with KKR where we jointly invest in eligible projects, and we may consider further use of similar structures to allow us to expand the investments that we make or to manage our Portfolio diversification. Our revolving line of credit and our commercial paper programs allow us flexibility with regards to the timing of long-term capital markets transactions. We manage the interest rate risk associated with debt issuances through hedging activities, including the use of interest rate swaps. When issuing debt, we generally provide the estimated carbon emission savings using CarbonCount. In addition, certain of our debt issuances meet the environmental eligibility criteria for green bonds as defined by the International Capital Markets Association’s Green Bond Principles, which we believe makes our debt more attractive for certain investors compared to such offerings that do not qualify under these principles.
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of March 31, 2026, our pipeline consisted of more than $6.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 34% is related to BTM assets, 47% is related to GC assets, and 14% are related to FTN assets, with the remainder related to other sustainable infrastructure.
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

Factors Impacting our Operating Results
We expect that our results of operations will be affected by a number of factors and will primarily depend on the size and transaction mix of our Portfolio, the income we receive from securitizations, syndications and other services, our Portfolio’s credit risk profile, changes in market interest rates, commodity prices, federal, state and/or municipal governmental policies, general market conditions in local, regional and national economies, and our ability to maintain our exemption from registration as an investment company under the 1940 Act. We provide a summary of the factors impacting our operating results in our 2025 Form 10-K under “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations – Factors Impacting our Operating Results.”
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of March 31, 2026. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
We have identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. These critical accounting policies govern Consolidation, Equity Method Investments, Impairment or the establishment of an allowance under ASC 326 for our Portfolio and Securitization of Financial Assets. We evaluate our critical accounting estimates and judgments on an ongoing basis and update them, as necessary, based on changing conditions. We provide additional information on our critical accounting policies and use of estimates under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies and Use of Estimates” in our 2025 Form 10-K and under Note 2 to our financial statements in this Form 10-Q.
Financial Condition and Results of Operations
Our Portfolio
Our Portfolio totaled approximately $7.6 billion as of March 31, 2026 and included approximately $3.8 billion of BTM assets, approximately $2.6 billion of GC assets, and approximately $1.2 billion of FTN assets. Approximately 54% of our Portfolio consisted of equity method investments in renewable energy related projects. Approximately 38% consisted of fixed-rate receivables and debt securities, approximately 6% consisted of floating-rate receivables, and 2% of our Portfolio was real estate leased to renewable energy projects under lease agreements. Our Portfolio consisted of over 600 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio (excluding match-funded transactions) of approximately 16 years as of March 31, 2026. Our Portfolio consisted of the following asset classes as of March 31, 2026:

Community Solar, 8%
Commercial & Industrial, 6%
Public Sector, 2%
Other, 1%
Residential Solar & Storage, 33%
Fuels, Transport, & Nature, 16%
Onshore Wind, 17%
Grid-connected Solar & Storage, 17%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of March 31, 2026:

	Balance		Maturity
	(in millions)
Floating rate receivables, interest rates 9.50% or greater per annum	$471		2027 to 2030
Fixed-rate receivables, interest rates less than 5.00% per annum	43		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	51		2026 to 2041
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	890		2027 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	942		2026 to 2067
Fixed-rate receivables, interest rates 9.50% or greater per annum	922		2026 to 2050
Receivables	3,319	(1)
Allowance for loss on receivables	(67)
Receivables, net of allowance	3,252
Fixed-rate debt securities, interest rates less than 5.00% per annum	6		2033 to 2047
Fixed-rate debt securities, interest rates from 8.01% to 9.49% per annum	3		2055
Fixed-rate debt securities, interest rates 9.50% or greater per annum	64		2055
Total receivables and debt securities	$3,325
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

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Portfolio, excluding equity method investments
Interest and rental income from receivables, debt securities, and real estate	$82	$66
Average balance of receivables, debt securities, and real estate	$3,433	$3,052
Average yield from receivables, debt securities, and real estate	9.5%	8.7%
Debt
Interest expense (1)	$80	$64
Average balance of debt	$5,267	$4,555
Average cost of debt	6.1%	5.7%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statements.

    The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of March 31, 2026:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,319	$246	$2,185	$677	$211
Debt securities	73	1	8	4	60

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of March 31, 2026;
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of March 31, 2026;
•the Performance Ratings of our Portfolio; and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our financial statements in this Form 10-Q. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.

Results of Operations
Comparison of the Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

	Three months ended March 31,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$82,689	$66,477	$16,212	24%
Gain on sale of assets	22,752	18,668	4,084	22%
Management fees and retained interest income	9,731	6,999	2,732	39%
Origination fee and other income	9,054	4,797	4,257	89%
Total Revenue	124,226	96,941	27,285	28%
Expenses
Interest expense	99,275	64,677	34,598	53%
Provision for loss on receivables and retained interests in securitization trusts	4,541	3,812	729	19%
Compensation and benefits	35,505	24,980	10,525	42%
General and administrative	10,166	9,378	788	8%
Total expenses	149,487	102,847	46,640	45%
Income (loss) before equity method investments	(25,261)	(5,906)	(19,355)	328%
Income (loss) from equity method investments	(79,258)	87,989	(167,247)	(190)%
Income (loss) before income taxes	(104,519)	82,083	(186,602)	(227)%
Income tax (expense) benefit	30,777	(23,898)	54,675	(229)%
Net income (loss)	$(73,742)	$58,185	$(131,927)	(227)%

•Net income decreased by $132 million due primarily to a decrease in income (loss) from equity method investments of $167 million and an increase in total expenses of $47 million, offset by an increase in revenue of $27 million and a $55 million decrease in income tax expense.
•Total revenue increased by $27 million due to an increase in interest and rental income of $16 million caused by a higher average asset balance and asset yield, a $4 million increase in gain on sale of assets driven by a change in the mix of assets being securitized, a $4 million increase in origination fee and other income due to a structuring advisory fee recognized, and a $3 million increase in management fees and retained interest income due to a larger fee-earning Managed Assets balance.
•Interest expense increased by $35 million due to $19 million in redemption fees and the expensing of capitalized debt issuance costs associated with our redemption of the 2027 Senior Notes, as well due to a larger average outstanding debt balance and a higher average interest rate driven by the issuance of Junior Subordinated Notes that bear a higher interest rate but which reduce our need to issue equity to maintain our desired financial leverage ratio as a result of the partial equity treatment of these instruments by rating agencies. We recorded a $5 million provision for loss on receivables and retained interests in securitization trusts, driven primarily by a loan-specific reserve where the underlying assets are experiencing project-specific technical challenges which are currently in the process of being remediated.
•Compensation and benefits expenses increased by $11 million primarily due to the acceleration of share-based compensation due to employees meeting the criteria of the Company’s retirement policy.
•Income (loss) from equity method investments decreased by $167 million primarily due to a $97 million loss caused by a timing difference between an investee’s execution of an investment tax credit sale agreement and their distribution of cash for the credit sale to the tax equity investors. The execution of the sale agreement increased the tax equity investors’ capital accounts, which increased their allocation of GAAP equity relative to ours under the HLBV method. The tax equity investors’ capital accounts are expected to normalize in a subsequent period when the cash is distributed to the tax equity investors, which will increase our allocation of GAAP equity. The timing of the tax capital account impacts does not affect our economics from the investment.
•Income tax expense decreased by $55 million primarily due to lower pre-tax book income.

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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,
	2026	2025
	(in millions)
Income (loss) under GAAP	$(79)	$88

Collections of Adjusted Earnings	$35	$20
Return of Capital	30	6
Cash collected	$65	$26
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
The table below provides a reconciliation of our GAAP net income (loss) to Adjusted Earnings for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$(71,965)	$(0.57)	$56,612	$0.44
Adjustments:
Reverse GAAP (income) loss from equity method investments	79,258		(87,989)
Adjusted income from equity method investments (2)	91,103		69,863
Elimination of proportionate share of up-front origination fees earned from co-investment structures (3)	(1,956)		(1,953)
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(1,887)		(750)
Equity-based expenses	17,814		12,678
Provision for loss on receivables	4,541		3,812
Loss (gain) on debt modification or extinguishment (5)	18,818		321
Amortization of intangibles	3		2
Non-cash provision (benefit) for income taxes (6)	(32,205)		23,898
Current year earnings attributable to non-controlling interest	(1,777)		1,573
Adjusted Earnings	$101,747	$0.77	$78,067	$0.64
Shares for Adjusted Earnings per share (7)	131,510,437		122,613,563
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

(4)This adjustment is to eliminate the intercompany portion of ongoing asset management received from co-investment structures that for GAAP net income is included in the Equity method income line item. Since we remove GAAP Equity method income for purposes of our Adjusted Earnings metric, we add back the elimination through this adjustment.
(5)Included in Interest expense within our statements of operations.
(6)Includes impact of cash paid for state income taxes during the three months ended March 31, 2026.
(7)Shares used to calculate Adjusted Earnings per share represents the weighted average number of shares outstanding including our issued unrestricted common shares, restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we assess whether the instrument is more akin to debt or equity based on the value of the underlying shares compared to the conversion price during each period. If the instrument is determined to be more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is determined to be more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls we hold in assessing whether an instrument is equity-like or debt-like.
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
The following is a reconciliation of our GAAP-based net investment income to our Adjusted Recurring Net Investment Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest and rental income	$82,689	$66,477
Management fees and retained interest income	9,731	6,999
Interest expense	(99,275)	(64,677)
GAAP-based net investment income (loss) (1)	(6,855)	8,799
Adjusted income from equity method investments (2)	91,103	69,863
Loss (gain) on debt modification or extinguishment (3)	18,818	321
Amortization of real estate intangibles	3	2
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(1,887)	(750)
Adjusted Recurring Net Investment Income	$101,182	$78,235
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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(in millions)
Equity method investments	$4,254	$4,116
Receivables, net of allowance	3,252	3,280
Receivables held-for sale	36	114
Real estate and debt securities	76	76
GAAP-based Portfolio	7,618	7,586
Assets held in securitization trusts	7,326	7,220
Fee generating assets held in co-investment structures (1)	1,136	951
Non-fee generating assets held in co-investment structures (2)	316	314
Managed Assets	$16,396	$16,071
(1)Represents assets in our co-investment structures which are attributable to our co-investors and on which we earn an asset management fee. Total assets in co-investment structures are $2.3 billion and $1.9 billion as of March 31, 2026 and December 31, 2025, respectively. There are $1.5 billion of closed transactions which have not yet funded as of March 31, 2026.
(2)Represents assets in our co-investment structures which are not attributable to our co-investors, and therefore are not fee-generating. Such assets are attributable to us but were financed with debt issued by the co-investment structure and therefore are not reflected in the carrying value of the equity method investment we hold in the structure.
The following shows our Managed Assets by asset class as of March 31, 2026:

Public Sector, 32%
Commercial & Industrial, 4%
Community Solar, 4%
Other, 2%
Fuels, Transport, & Nature, 8%
Residential Solar & Storage, 20%
Onshore Wind, 10%
Grid-connected Solar & Storage, 20%

Adjusted Cash from Operations plus Other Portfolio Collections
We operate our business in a manner that considers total cash collected from our Portfolio, after making necessary operating and debt service payments to assess the amount of cash we have available to fund dividends and investments. We believe that the aggregate of these items, which together we present as a non-GAAP financial measure titled Adjusted Cash from Operations plus Other Portfolio Collections, is a useful measure of the liquidity generated from our assets to fund both new investments and our regular quarterly dividends. This non-GAAP financial measure may not be comparable to similarly titled or other similar measures used by other companies. Although there is also not a directly comparable GAAP measure that demonstrates how we consider cash available for dividend payment and reinvestment, below is a reconciliation of this measure to Net cash provided by operating activities.
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

		Plus:	Less:
For the year ended,	For the year ended,	For the three months ended,	For the three months ended,	For the TTM ended,
December 31, 2024	December 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026

	(in thousands)
Net cash provided by operating activities	$5,852	$167,317	$15,614	$(37,121)	$220,052
Changes in receivables held-for-sale	29,273	23,759	(27,350)	23,719	(27,310)
Equity method investment distributions received (1)	39,142	59,416	6,205	7,642	57,979
Proceeds from sales of equity method investments	9,472	—	—	—	—
Principal collections from receivables	600,652	705,675	244,291	40,455	909,511
Proceeds from sales of receivables	171,991	8,344	—	8,344	—
Proceeds from sales of land	115,767	—	—	—	—
Principal collections from debt securities (2)	47	1,849	250	4	2,095
Proceeds from the sale of a previously consolidated VIE (2)	5,478	—	—	—	—
Proceeds from sales of debt securities and retained interests in securitization trusts	5,390	—	—	—	—
Principal payments on non-recourse debt	(72,989)	(7,136)	(4,426)	(4,348)	(7,214)
Adjusted Cash from Operations plus Other Portfolio Collections	910,075	959,224	234,584	38,695	1,155,113
Less: Dividends and distributions	(192,269)	(209,776)	(56,817)	(50,397)	(216,196)
Cash Available for Reinvestment	$717,806	$749,448	$177,767	$(11,702)	$938,917
(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statements of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the three months ended,	For the three months ended,	For the TTM ended,
	December 31, 2024	December 31, 2025	March 31, 2026	March 31, 2025	March 31, 2026
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	891,250	1,199,907	368,657	111,249	1,457,315
Cash collected from sale of assets (1)	325,051	33,389	5,762	21,665	17,486
Cash used for compensation and benefit expenses and general and administrative expenses	(85,519)	(89,088)	(44,427)	(36,294)	(97,221)
Interest paid (2)	(172,679)	(227,867)	(101,023)	(61,963)	(266,927)
Management fees and retained interest income and origination fees and other income	33,044	50,170	14,163	9,474	54,859
Principal payments on non-recourse debt	(72,989)	(7,136)	(4,426)	(4,348)	(7,214)
Other	(8,083)	(151)	(4,122)	(1,088)	(3,185)

Adjusted Cash from Operations plus Other Portfolio Collections	$910,075	$959,224	$234,584	$38,695	$1,155,113
(1)     Includes cash from the sale of assets on our balance sheet as well as securitization transactions.
(2)    Amounts include the impact of cash settlements from derivatives which were designated as cash flow hedges.
Adjusted Return on Equity
Adjusted Return on Equity is a measure of the economic performance of our invested equity capital. Adjusted Return on Equity is calculated as our Adjusted Earnings divided by our average stockholder’s equity for the period, expressed on an annualized basis. The direct comparable GAAP measure is GAAP-based return on equity, which we have presented below. Adjusted Return on Equity differs from GAAP-based return on equity in that the numerator of the calculation contains those adjustments described in the Adjusted Earnings section above. We believe that Adjusted Return on Equity gives investors an understanding into our performance after considering the effects of financial leverage. Our management uses it in this way and we believe that our investors use it in a similar fashion, and as such, we believe that its disclosure is useful to our investors.

	Three months ended
	March 31, 2026	March 31, 2025
	(in thousands)
GAAP Net Income	$(73,742)	$58,185
Average Stockholders’ Equity (1)	2,596,342	2,437,910
GAAP-based Return on Equity	(11.4)%	9.5%

Adjusted Earnings	$101,747	$78,067
Average Stockholders’ Equity (1)	2,596,342	2,437,910
Adjusted Return on Equity	15.7%	12.8%
(1)    Average Stockholders’ Equity is calculated as the average of the Stockholders’ Equity at the beginning and end of each quarterly period.
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
Our Portfolio totaled approximately $7.6 billion as of March 31, 2026. Unlevered Portfolio Yield was 9.2% as of March 31, 2026 and 8.8% as of December 31, 2025. See Note 6 to our financial statements and “MD&A—Our Business” in this Form 10-Q for additional discussion of the characteristics of our Portfolio as of March 31, 2026.

Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten-year period ending March 31, 2026. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented average annual recognized loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from average annual recognized loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors. The table below shows these metrics as of March 31, 2026 is:

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
We typically pay our operating expenses, our debt service, and dividends from collections on our Portfolio, fee income and proceeds from sales of Portfolio investments. We use borrowings as part of our financing strategy to increase potential returns to our stockholders and we have available to us a broad range of financing sources, including secured or unsecured debt, equity and off-balance sheet securitization or co-investment structures.
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of March 31, 2026
(in millions)
Unrestricted cash	$124
Unused capacity under our unsecured revolving credit facility (1)	1,816
Unused capacity under our delayed draw term loan (2)	250
Unused capacity under our Credit-enhanced Commercial Paper Program	125
Total liquidity	$2,315
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes, if any. As of March 31, 2026, we had no outstanding Standalone Commercial Paper Notes.
(2) Amounts are available to be drawn through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, mature on June 15, 2028. The facility has a commitment fee during the availability period, and bears interest at a rate of SOFR or alternative base rate plus applicable margins based on our current credit rating. The current applicable margins are 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans.
Capital markets activity during the three months ended March 31, 2026
During the three months ended March 31, 2026, we issued $600 million principal amount of Junior Subordinated Notes due November 2056 and $400 million principal amount of Senior Notes due 2036. We used a portion of the proceeds of these issuances to redeem the outstanding $450 million principal amount of our 8.00% Senior Notes due 2027, with the remaining proceeds used to temporarily pay down short-term borrowings and ultimately invest in Portfolio assets. We did not issue any equity during the three months ended March 31, 2026.
As discussed in Note 6 to our financial statements in this Form 10-Q, we have an active co-investment vehicle with KKR called CarbonCount Holdings 1, LLC (“CCH1”), under which we each had committed to invest $1.5 billion in eligible projects over an investment period concluding in December 2027.

Maturities of recourse debt obligations
In addition to general operational obligations, which are typically paid as incurred, and dividends and distributions, which are declared by our board of directors quarterly, we have potential future cash needs related to the payments due at maturity of our Commercial Paper Notes, Senior Notes, Junior Subordinated Notes, Convertible Notes and Term Loan facilities. We also have maturities related to our non-recourse debt. However, as it relates to the non-recourse debt, to the extent there are not sufficient cash flows received from investments pledged as collateral for such debt, the investor has no recourse against other corporate assets to recover any shortfalls and corporate cash contributions would not be required. As it relates to the Convertible Notes, those obligations may be settled at maturity with cash, or with the issuance of shares to the extent that the market price of our common stock exceeds the strike price on our Convertible Notes. For further information on our long-term debt, see Note 8 to our financial statements of this Form 10-Q.
The maturity profile of our long-term recourse debt obligations as of March 31, 2026, is shown in the table below.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
//
2056
Senior Unsecured Notes
Junior Subordinated Notes
Term Loans
Convertible Notes

Additional borrowings and financial leverage management
As a means of financing our business, we plan to continue to issue debt which may be either secured or unsecured and either fixed-rate or floating-rate, and may issue additional equity. We also expect to use both on-balance sheet and off-balance sheet securitizations. We also use separately funded special purpose entities or co-investment vehicles to allow us to expand the investments that we make or to manage Portfolio diversification.
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
The amount of financial leverage we may use will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.6 to 1 as of March 31, 2026, within our target operating range of between 1.5 to 1 and 2.0 to 1, and below our current board-approved leverage limit of up to 2.5 to 1. Our debt to equity ratio reflects 50% of our outstanding principal amount of Junior Subordinated Notes as equity as consistent with the treatment by rating agencies and as approved by our board. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 100% as of March 31, 2026, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage as of March 31, 2026 and December 31, 2025 is shown in the chart below:

	March 31, 2026	% of Total	December 31, 2025	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$—	—%	$49	1%
Fixed-rate debt (2)	5,386	100%	5,100	99%
Total debt	$5,386	100%	$5,149	100%

Debt for leverage calculation (3)	$4,836		$4,899
Equity for leverage calculation (3)	$3,085		$2,908
Leverage	1.6 to 1		1.7 to 1

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
(3)Our leverage ratio includes the impact, as approved by our board of directors and as consistent with the methodologies of the credit rating agencies, of reflecting the principal amount of any Junior Subordinated Notes outstanding as being 50% equity.
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
Sources and Uses of Cash
We had approximately $151 million and $145 million of unrestricted cash, cash equivalents, and restricted cash as of March 31, 2026 and December 31, 2025, respectively. The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted Cash from Operations plus Other Portfolio Collections was $235 million for the three months ended March 31, 2026.

	For the three months ended,
	March 31, 2026	March 31, 2025
	(in millions)
Cash provided by (used in) operating activities	$16	$(37)
Cash provided by (used in) investing activities	(184)	(324)
Cash provided by (used in) financing activities	174	294
Increase (decrease) in cash and cash equivalents	$6	$(67)

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the three months ended March 31, 2026 was $53 million higher than the same period ended March 31, 2025. Net income was $132 million lower in the current period, and there was a greater adjustment to net income of $185 million when compared to the prior period. This increase in adjustment to net income includes $51 million greater cash received (paid) for held-for-sale receivables and $41 million more in equity method investment distributions which were classified as operating, which were offset partially by increased cash interest paid of $41 million.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the three months ended March 31, 2026 was $140 million lower than the same period ended March 31, 2025. We collected $204 million more in principal from receivables in the current period, which was partially offset by $105 million additional invested in equity method investments and receivables. We also collected a $63 million reimbursement from a co-investor for CCH1 advances made by us on their behalf in December 2025.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the three months ended March 31, 2026 was $120 million lower than the same period ended March 31, 2025. We had lower net borrowings from our revolving credit facility and commercial paper notes of $602 million compared to the prior period, while net proceeds from senior notes and junior subordinated notes were $549 million higher in the current period than in the prior period. We also issued $47 million in common stock in the prior period, which did not recur in the current period.
Supplemental Guarantor Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC. HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the “Subsidiary Guarantors”) have filed registration statements with the SEC pursuant to which the Company has offered and may in the future offer and sell debt securities from time to time and such securities have been and may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company’s Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. We have retained interests in securitization trusts (including any outstanding servicer advances) of approximately $339 million as of March 31, 2026, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below. We have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities except as disclosed in Note 9 to our financial statements in this Form 10-Q. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q. Additionally, we have made certain loans to equity method investees which we describe in Note 6 to our financial statements in this Form 10-Q.
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
The dividends declared in 2025 and 2026 are described in Note 11 to our financial statements in this Form 10-Q.
Book Value Considerations
As of March 31, 2026, we carried only our debt securities, our receivables held-for-sale for which we had elected the fair value option, if any, our retained interests in securitization trusts, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than those assets listed above that are carried on our balance sheet at fair value as of March 31, 2026, the carrying value of our remaining assets and liabilities are typically determined using a cost basis approach in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
We have $5.4 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have no debt outstanding as of March 31, 2026 with unhedged variable interest rates. Accordingly, an increase in benchmark interest rates would not increase the quarterly interest expense related to our variable rate borrowings. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of the projects in which we invest have shorter term contracts (which may have the potential of producing higher current returns) or sell their power, energy or environmental attributes in the open market on a merchant basis. The cash flows of certain projects, and thus the repayment of, or the returns available for, our assets, are subject to risk if energy or environmental attribute prices change. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. As energy or environmental attribute price volatility continues or as PPAs expire, the cash flows from certain of the projects in which we have invested are exposed to these market conditions. We work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring. Certain of the projects in which we invest may also be obligated to physically deliver energy under PPAs or related agreements, and to the extent they are unable to do so may be negatively impacted. Certain PPAs or related agreements may also price power at a different location than the location where power is delivered to the grid, and the projects may be negatively impacted to the extent to which these prices differ. To the extent transmission and distribution infrastructure in geographies in which we invest is not able to accommodate additional power, additional renewable penetration from other new projects in certain geographic areas could decrease the revenues of our projects.
Risk Management
Our ongoing active asset management and portfolio monitoring processes provide investment oversight and valuable insight into our origination, underwriting and structuring processes. These processes create value through active monitoring of the state of our markets, enforcement of existing contracts and asset management. As described above, we engage in a variety of interest rate management techniques that seek to mitigate the economic effect of interest rate changes on the values of, and returns on, some of our assets. We seek to manage credit risk using thorough due diligence and underwriting processes, strong structural protections in our loan agreements with customers and continual, active asset management and portfolio monitoring. Additionally, we have a Finance and Risk Committee of our board of directors which discusses and reviews policies and guidelines with respect to our risk assessment and risk management for various risks, including, but not limited to, our interest rate, counter party, credit, capital availability, refinancing risks, and cybersecurity risks. As it relates to natural event risks, when we underwrite and structure our investments the environmental risks and opportunities are an integral consideration to our investment parameters. While we cannot fully protect our investments, we seek to mitigate these risks by using third-party experts to conduct engineering and weather analysis and insurance reviews as appropriate. Weather related risks are at times managed in cooperation with our clients where they buy offsetting power positions to mitigate power market disruptions or operational impacts. Once a transaction has closed we continue to monitor the environmental risks to the Portfolio.
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended March 31, 2026, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of March 31, 2026, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2025 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the three months ended March 31, 2026, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2026. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2026	55,916	$36.43	N/A	N/A

There were no OP units held by our non-controlling interest holders exchanged for shares of our common stock during the three months ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Effective May 11, 2026, Marc Pangburn will transition from his current role as Senior Managing Director & Chief Revenue and Strategy Officer, and a Company employee, to a Strategic Advisor (the “Transition”). In connection with the Transition, the Company and Mr. Pangburn have entered into a non-employee consulting agreement (the “Consulting Agreement”) pursuant to which Mr. Pangburn will provide strategic consulting services to the Company until March 5, 2028, subject to termination by either party. Under the terms of the Consulting Agreement, Mr. Pangburn will be eligible to earn fees on an hourly basis for services provided and certain of his existing unvested LTIP Units will continue to vest in accordance with their terms, subject to continued consulting services and his compliance with restrictive covenants. The LTIP Units granted to Mr. Pangburn in 2026 will be forfeited.
The foregoing summary of the Consulting Agreement does not purport to be complete and is qualified in its entirety by the terms of the Consulting Agreement and the amendments to the relevant equity award agreements, each of which will be filed as an exhibit to the Company’s next periodic report.

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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

4.10
Indenture, dated as of June 24, 2025 by and among HA Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.11
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated June 24, 2025 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.150% Green Senior Unsecured Note due 2031 and 6.750% Green Senior Unsecured Note due 2035) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.12
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated February 27, 2026 (including the form of HA Sustainable Infrastructure Capital, Inc.’s 7.125% Green Junior Subordinated Note due 2056) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on February 27, 2026)

4.13
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated March 2, 2026 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.000% Green Senior Unsecured Note due 2036) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2026)

10.1*	HA Sustainable Infrastructure Capital, Inc. Executive Protection Plan, dated March 25, 2026.
10.2*	Amendment No. 1 to Amended and Restated Employment Agreement by and between HA Sustainable Infrastructure Capital, Inc. and Charles W. Melko, dated as of April 7, 2026.
10.3*	Amendment No. 1 to Amended and Restated Employment Agreement by and between HA Sustainable Infrastructure Capital, Inc. and Marc T. Pangburn, dated as of April 7, 2026.
10.4*	Amendment No. 1 to Amended and Restated Employment Agreement by and between HA Sustainable Infrastructure Capital, Inc. and Susan D. Nickey, dated as of April 7, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: May 8, 2026	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: May 8, 2026	/s/ Charles W. Melko
Charles W. Melko
Senior Managing Director, Chief Financial Officer, and Treasurer

Date: May 8, 2026	/s/ Michelle E. Whicher
Michelle E. Whicher
Senior Managing Director and Chief Accounting Officer