Form 10-Q
period 2026-06-30
HA Sustainable Infrastructure Capital, Inc.
filed 2026-08-07
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file number 001-35877

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
(Exact name of registrant as specified in its charter)

Delaware		46-1347456
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Park Place, Suite 200		21401
Annapolis,	Maryland
(Address of principal executive offices)		(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,495,790 shares of common stock, par value $0.01 per share, outstanding as of August 4, 2026 (which includes 550,737 shares of unvested restricted common stock).

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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$249,921	$110,218
Equity method investments	4,782,318	4,115,909
Receivables, net of allowance of $56 million and $62 million, respectively ($1.0 billion and $629 million from equity method investees, respectively)	3,145,473	3,280,046
Receivables held-for-sale (includes $51 million under fair value option as of June 30, 2026)	72,804	113,938
Real estate and available-for-sale debt securities	74,887	76,291
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	332,201	299,739
Other assets	283,389	191,824
Total Assets	$8,940,993	$8,187,965
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$390,304	$380,702
Credit facilities	1,320	46,184
Commercial paper notes	112	225,212
Term loans payable	476,395	386,391
Non-recourse debt (secured by assets of $302 million and $311 million, respectively)	119,555	124,561
Senior notes	3,805,097	3,466,048
Junior subordinated notes	1,093,830	497,560
Convertible notes	404,330	403,438
Total Liabilities	6,290,943	5,530,096
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 127,945,053 and 127,644,496 shares issued and outstanding, respectively	1,279	1,276
Additional paid-in capital	2,857,351	2,849,597
Accumulated deficit	(375,894)	(323,071)
Accumulated other comprehensive income (loss)	59,216	47,076
Non-controlling interest	108,098	82,991
Total Stockholders’ Equity	2,650,050	2,657,869
Total Liabilities and Stockholders’ Equity	$8,940,993	$8,187,965

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Interest and rental income ($23 million and $35 million for the three and six months ended June 30, 2026 and $18 million and $37 million for the three and six months ended June 30, 2025 from equity method investees, respectively)	$84,470	$67,441	$167,159	$133,918
Gain on sale of assets	15,831	7,829	38,583	26,497
Management fees and retained interest income	12,850	8,988	22,581	15,987
Origination fee and other income	7,639	1,427	16,693	6,224
Total revenue	120,790	85,685	245,016	182,626
Expenses
Interest expense	87,469	79,746	186,744	144,424
Provision (benefit) for loss on receivables and retained interests in securitization trusts	(11,006)	1,038	(6,465)	4,850
Compensation and benefits	26,513	18,131	62,018	43,110
General and administrative	7,970	6,497	18,136	15,874
Total expenses	110,946	105,412	260,433	208,258
Income (loss) before equity method investments	9,844	(19,727)	(15,417)	(25,632)
Income (loss) from equity method investments	178,912	157,680	99,654	245,667
Income (loss) before income taxes	188,756	137,953	84,237	220,035
Income tax (expense) benefit	(56,973)	(38,158)	(26,196)	(62,055)
Net income (loss)	$131,783	$99,795	$58,041	$157,980
Net income (loss) attributable to non-controlling interest holders	3,158	1,350	1,382	2,923
Net income (loss) attributable to controlling stockholders	$128,625	$98,445	$56,659	$155,057
Basic earnings (loss) per common share	$1.00	$0.80	$0.44	$1.28
Diluted earnings (loss) per common share	$0.92	$0.74	$0.43	$1.18
Weighted average common shares outstanding—basic	127,831,218	121,515,164	127,773,647	120,454,366
Weighted average common shares outstanding—diluted	142,889,551	137,740,850	143,041,556	137,830,564
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$131,783	$99,795	$58,041	$157,980
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax benefit (provision) of $0.7 million and $4.0 million for the three and six months ended June 30, 2026 and $(0.6) million and $(2.5) million for the three and six months ended June 30, 2025	(2,031)	1,877	(12,147)	7,307
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(7.4) million and $(8.0) million for the three and six months ended June 30, 2026 and $3.1 million and $5.8 million for the three and six months ended June 30, 2025	22,690	(8,945)	24,557	(16,840)
Comprehensive income (loss)	152,442	92,727	70,451	148,447
Less: Comprehensive income (loss) attributable to non-controlling interest holders	3,328	1,220	1,651	2,753
Comprehensive income (loss) attributable to controlling stockholders	$149,114	$91,507	$68,800	$145,694

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at March 31, 2026	127,801	$1,278	$2,852,786	$(449,905)	$38,727	$91,928	$2,534,814
Net income (loss)	—	—	—	128,625	—	3,158	131,783
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	(1,790)	(241)	(2,031)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	22,279	411	22,690
Issued shares of common stock	—	—	(64)	—	—	—	(64)
Equity-based compensation	—	—	1,837	—	—	4,085	5,922
Other	144	1	2,792	—	—	10,001	12,794
Dividends and distributions	—	—	—	(54,614)	—	(1,244)	(55,858)
Balance at June 30, 2026	127,945	$1,279	$2,857,351	$(375,894)	$59,216	$108,098	$2,650,050

Balance at March 31, 2025	120,709	$1,207	$2,646,415	$(291,895)	$37,675	$77,342	$2,470,744
Net income (loss)	—	—	—	98,445	—	1,350	99,795
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	1,834	43	1,877
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(8,771)	(174)	(8,945)
Issued shares of common stock	2,755	27	73,234	—	—	—	73,261
Equity-based compensation	—	—	1,086	—	—	4,510	5,596
Other	114	2	2,901	—	—	(3,630)	(727)
Dividends and distributions	—	—	—	(51,942)	—	(1,024)	(52,966)
Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2025	127,644	$1,276	$2,849,597	$(323,071)	$47,076	$82,991	$2,657,869
Net income (loss)	—	—	—	56,659	—	1,382	58,041
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	(11,883)	(264)	(12,147)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	24,023	534	24,557
Issued shares of common stock	76	1	2,451	—	—	—	2,452
Equity-based compensation	—	—	3,420	—	—	17,680	21,100
Other	225	2	1,883	—	—	10,001	11,886
Dividends and distributions	—	—	—	(109,482)	—	(4,226)	(113,708)
Balance at June 30, 2026	127,945	$1,279	$2,857,351	$(375,894)	$59,216	$108,098	$2,650,050

Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	155,057	—	2,923	157,980
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	7,176	131	7,307
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(16,539)	(301)	(16,840)
Issued shares of common stock	4,485	44	122,684	—	—	—	122,728
Equity-based compensation	—	—	2,383	—	—	13,037	15,420
Other	133	2	5,605	—	—	(3,630)	1,977
Dividends and distributions	—	—	—	(102,950)	—	(2,062)	(105,012)
Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$58,041	$157,980
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	(6,465)	4,850
Depreciation and amortization	374	418
Amortization of financing costs	7,412	7,895
Equity-based expenses	23,736	18,272
Equity method investments	14,774	(171,121)
Non-cash gain on securitization	(32,709)	(11,407)
Loss on debt extinguishment	20,206	10,557
Changes in receivables held-for-sale	1,019	(4,285)
Changes in accounts payable, accrued expenses, and other	19,028	30,545
Change in accrued interest on receivables and debt securities	(52,484)	(27,371)
Cash received (paid) upon hedge settlement	31,247	17,696
Other	(516)	8,421
Net cash provided by (used in) operating activities	83,663	42,450
Cash flows from investing activities
Equity method investments	(694,414)	(299,980)
Equity method investment distributions received	19,134	19,529
Purchases of and investments in receivables ($62 million and $95 million related to equity method investees, respectively)	(301,681)	(287,049)
Principal collections from receivables ($124 million and $79 million from equity method investees, respectively)	343,834	172,080
Proceeds from sales of receivables	15,282	8,344
Purchases of debt securities and retained interests in securitization trusts	(7,457)	(6,545)
Collateral provided to hedge counterparties	—	(4,110)
Collateral received from hedge counterparties	7,730	5,340
Other	74,224	8,230
Net cash provided by (used in) investing activities	(543,348)	(384,161)
Cash flows from financing activities
Proceeds from credit facilities	657,000	395,000
Principal payments on credit facilities	(702,000)	(395,000)
Proceeds from issuance of term loan	250,000	—
Principal payments on term loan	(161,800)	(11,124)
Principal payments on non-recourse debt	(4,910)	(4,950)
Proceeds from (repayments of) commercial paper notes	(225,500)	256,500
Proceeds from issuance of senior notes	1,395,260	996,174
Principal payments on convertible notes	—	(200,000)
Redemption of senior notes	(1,050,000)	(700,000)
Proceeds from issuances of junior subordinated notes	600,000	—
Net proceeds of common stock issuances	—	119,876
Payments of dividends and distributions	(112,657)	(102,443)
Redemption premium and fees paid	(17,942)	(6,645)
Payment of financing costs	(18,463)	(7,195)
Collateral provided to hedge counterparties	(41,370)	(110,320)
Collateral received from hedge counterparties	31,000	71,890
Other	(3,322)	(6,402)
Net cash provided by (used in) financing activities	595,296	295,361
Increase (decrease) in cash, cash equivalents, and restricted cash	135,611	(46,350)
Cash, cash equivalents, and restricted cash at beginning of period	145,223	150,156
Cash, cash equivalents, and restricted cash at end of period	$280,834	$103,806
Interest paid	$153,803	$146,497
Supplemental disclosure of non-cash activity
Interests retained from securitization transactions	$22,290	$18,662
Removal of deferred financing obligation upon securitization	50,882	29,051
Property, plant, and equipment received upon consolidation of a VIE	164,986	—
Contract liability assumed upon consolidation of a VIE	25,000	—
Receivables eliminated upon consolidation of a VIE	126,242	—
Non-controlling interest added upon consolidation of a VIE	14,100	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2026

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and six-month periods ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
We evaluate quarterly whether the current carrying value of our investments accounted for using the equity method have an other-than-temporary impairment (“OTTI”). An OTTI occurs when the estimated fair value of an investment is below the carrying value and the difference is determined to not be recoverable in the near term. First, we consider both qualitative and quantitative evidence in determining whether there is an indicator of a loss in investment value below carrying value. After considering the weight of available evidence, if it is determined that there is an indication of loss in investment value, we will perform a fair value analysis. If the resulting fair value is less than the carrying value, we will determine if this loss in value is OTTI, and we will recognize any OTTI in the income statements as an impairment. This evaluation requires significant judgment regarding the severity and duration of the impairment; the ability and intent to hold the investment until recovery; financial condition, liquidity, and near-term prospects of the investee; specific events; and other factors.
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
We determine our allowance based on the current expectation of credit losses (“CECL”) over the contractual life of our receivables as required by ASC 326. We use a variety of methods in developing our allowance, including discounted cash flow analysis and probability-of-default/loss given default (“PD/LGD”) methods. In developing our estimates, we consider our historical experience with our and similar assets in addition to our view of both current conditions and what we expect to occur within a period of time for which we can develop reasonable and supportable forecasts, typically two years. For periods following the reasonable and supportable forecast period, we revert to historical information when developing assumptions used in our estimates. In developing our forecasts, we consider a number of qualitative and quantitative factors in our assessment, which may include a project’s operating results, loan-to-value ratio, any cash reserves held by the project, the ability of expected cash from operations to cover the cash flow requirements currently and into the future, key terms of the transaction, the ability of the borrower to refinance the transaction, other credit support from the sponsor or guarantor and the project’s collateral value. In addition, we consider the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, such as unemployment rates and power prices, the impact of any variation in weather and the historical and anticipated trends in interest rates, defaults and loss severities for similar transactions, as applicable. For assets where the obligor is a publicly rated entity, we consider the published historical performance of entities with similar ratings in developing our estimate of an allowance, making adjustments determined by management to be appropriate during the reasonable and supportable forecast period.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before August 7, 2026, and effective after June 30, 2026, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820, Fair Value Measurements. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of June 30, 2026 and December 31, 2025, our retained interests in securitization trusts, our derivatives, receivables for which we have elected the fair value option, if any, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of June 30, 2026
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$3,091	$3,145	Level 3
Receivables held-for-sale (1)	77	73	Level 3
Debt securities (2)	72	72	Level 3
Retained interests in securitization trusts (3)	332	332	Level 3
Derivative assets	4	4	Level 2
Liabilities (4)
Credit facility	$1	$1	Level 3
Commercial paper notes	—	—	Level 3
Term loans payable	479	479	Level 3
Non-recourse debt	119	123	Level 3
Senior notes	3,876	3,836	Level 1	(5)
Junior subordinated notes	1,149	1,109	Level 1	(5)
Convertible Notes	604	408	Level 2
Derivative liabilities	—	—	Level 2
(1)Included in our receivables held-for-sale balance as of June 30, 2026 are $51 million of receivables for which we have elected the fair value option. The amortized cost of our receivables held-for-sale was $62 million.
(2)The amortized cost of our debt securities as of June 30, 2026, was $55 million.
(3)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of June 30, 2026 was $383 million.
(4)Fair value and carrying value exclude unamortized financing costs.
(5)In the quarter ended June 30, 2026, we determined that the markets for these instruments have become active enough for them to be valued using Level 1 inputs.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$—	$—	$—	$—
Investments in receivables held-for-sale	41	—	41	—
Unrealized gains (losses) on receivables held-for-sale (1)	10	—	10	—
Balance, end of period	$51	$—	$51	$—
(1)    Included in Gain on sale of assets within our statements of operations and in Non-cash gain on securitization within our statement of cash flows.
We elected fair value on these assets as we intend to securitize them with an institutional investor in the near term, and presenting them at fair value on our balance sheet best presents the economics we expect to realize from such transactions. We valued these assets using a discounted cash flow valuation technique using a weighted average discount rate of 6.6% as of June 30, 2026. The assets have an aggregate unpaid principal amount of $41 million, and no assets are past due.

Debt Securities
The following table reconciles the beginning and ending balances for our Level 3 debt securities that are carried at fair value on a recurring basis:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$73	$7	$73	$7
Purchases of debt securities	—	5	—	5
Equity method investee losses applied (1)	1	—	13	—
Unrealized gains (losses) on debt securities recorded in OCI	(2)	6	(14)	6
Balance, end of period	$72	$18	$72	$18
(1)    As described in Note 2, losses in excess of basis from equity method investments from which we have other outstanding instruments are allocated against those other instruments. In the three months ended June 30, 2026, we were allocated income from these investments from which we had previously applied losses to related debt securities, so previously applied losses were reversed.
We had the following debt securities in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
June 30, 2026	$60	$7	$1.2	$1.0	1	5
December 31, 2025	62	7	0.3	0.9	1	5
(1)    Loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our debt securities, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 3% to 6% as of June 30, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our debt securities as of June 30, 2026 and December 31, 2025 were 9.8% and 9.7%, respectively.
Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$326	$265	$300	$249
Accretion of retained interests in securitization trusts	6	5	11	9
Additions to retained interests in securitization trusts	5	11	29	19
Collections from retained interests in securitization trusts	(4)	(6)	(6)	(9)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	(1)	(3)	(2)	4
Balance, end of period	$332	$272	$332	$272

We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
June 30, 2026	$32	$201	$1	$54	10	88
December 31, 2025	31	188	1	51	8	87
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our retained interests in securitization trusts, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of June 30, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our retained interests in securitization trusts as of June 30, 2026 and December 31, 2025 were 7.2% and 7.0%, respectively.
Non-recurring Fair Value Measurements
Our financial statements may include non-recurring fair value measurements related to acquisitions and non-monetary transactions. We may use third-party valuation firms to assist us with developing our estimates of fair value.
Consolidation of a VIE
In the quarter ended June 30, 2026, we exercised certain of our protective rights under a loan agreement to a project company. This action resulted in our ability to direct the significant activities related to the projects. Accordingly, we have consolidated the project company to which the loan was made. We used the discounted cash flow method to determine the carrying value of the assets consolidated and the non-controlling interests which represent the sponsor’s ongoing equity interest. The valuations were prepared with Level 3 inputs, which include discount rates and expected future cash flows. We used a discount rate of approximately 15% to value the $165 million of in-construction property, plant, and equipment which is now included in other assets on our balance sheet. We used a discount rate of approximately 18% to value the $14 million of non-controlling interests. No gain or loss was recognized upon consolidation.
Impairment of equity method investments
In the quarter ended June 30, 2026, we identified two equity method investments as being other than temporarily impaired, and we recorded an impairment loss of $70 million which is included in Income from equity method investments within our statements of operations. To determine the amount of the impairment, we valued the investments using the discounted cash flow method. The valuations were prepared with Level 3 inputs, which include a discount rate of 10% and expected future cash flows.
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
We had cash deposits that are subject to credit risk as shown below:

	June 30, 2026	December 31, 2025
	(in millions)
Cash deposits	$250	$110
Restricted cash deposits (included in other assets)	31	35
Total cash deposits	$281	$145
Amount of cash deposits in excess of amounts federally insured	$279	$143

4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 2% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders redeemed 100,590 OP units during the six months ended June 30, 2026, and redeemed 81,498 OP units during the six months ended June 30, 2025.
In the quarter ended June 30, 2026, we exercised our protective rights under a loan agreement to a project company. Our protective rights gave us the ability to direct the significant activities of the project company to which the loan was made, which caused us to consolidate the project company. The project developer remains an investor in the project as a non-controlling interest, and accordingly our non-controlling interest balance increased by $14 million as a result of the project consolidation. The non-controlling interest balance was recorded at fair value, and pro-rata allocations of income to the non-controlling investors will be made in subsequent periods. The non-controlling investors have no rights to other of our assets or income beyond those of the consolidated project company.
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
5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Gains on securitizations	$5	$8	$28	$28
Cost of financial assets securitized	78	84	298	278
Proceeds from securitizations	83	92	326	306
Cash received from retained interests in securitization trusts and servicing fees	6	7	9	11
In securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates which consist of base interest rates and spreads over these base rates. Spreads are based on a review of comparable recent transactions and we consider them to be Level 3 unobservable inputs. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.3% to 8.6% for the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the balance of securitized assets held in unconsolidated securitization trusts was $7.4 billion and $7.2 billion, respectively. As of June 30, 2026 and December 31, 2025, the securitization trusts held $6.8 billion and $6.6 billion, respectively, of notes due to investors.

As of June 30, 2026, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
We have a $3 million allowance for losses on our retained interests in securitization trusts related to assets secured by property assessed clean energy liens. This allowance is a result of changes in our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination.
Of our retained interests in securitization trusts, 61% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 39% of our securitization residual assets. These technologies are typically installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6.Our Portfolio
As of June 30, 2026, our Portfolio included approximately $8.2 billion of equity method investments, receivables, real estate, debt securities, and certain other assets on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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
The following is an analysis of the Performance Ratings of our Portfolio as of June 30, 2026, which is assessed quarterly:

	Portfolio Performance
	1 (1)			2 (2)	3 (3)	Total
	Commercial		Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2026	$—		$—	$—	$—	$—
2025	467		—	—	—	467
2024	18		—	—	—	18
2023	801		—	31	—	832
2022	1,039		—	—	—	1,039
2021	264		—	—	—	264
Prior to 2021	551		30	—	—	581
Total receivables held-for-investment	3,140		30	31	—	3,201
Less: Allowance for loss on receivables	(50)		—	(6)	—	(56)
Net receivables held-for-investment	3,090		30	25	—	3,145
Receivables held-for-sale	70		3	—	—	73
Debt securities and real estate	73		2	—	—	75
Equity method investments (5)	4,756	(6)	—	26	—	4,782
Other Portfolio assets (7)	—		—	126	—	126
Total	$7,989		$35	$177	$—	$8,201
Percent of Portfolio	98%		—%	2%	—%	100%

(1)This category includes our assets where based on our credit criteria and performance to date we believe that our risk of not receiving our invested capital remains low.

(2)This category includes our assets where based on our credit criteria and performance to date we believe there is a moderate level of risk to not receiving some or all of our invested capital. In the second quarter of 2026, we exercised protective rights under a loan agreement related to two loans previously in Category 2 which caused us to consolidate the project company to which the loans were made. Accordingly, the loans are now eliminated in consolidation and are no longer included as receivables in the table above. The consolidated projects are now included in “Other Portfolio assets” within the Portfolio Performance table.
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
(6)Included in this amount are two investments for which we recognized a GAAP impairment loss of $70 million to reflect changes in assumptions including the current market discount rate, as discussed below. The projects continue to operate, and we expect to receive distributions from the projects in excess of our invested capital.
(7)As discussed above, we exercised our protective rights under a loan agreement related to two loans which caused us to consolidate the project company to which the loans were made. Our receivables balance eliminated in consolidation is $126 million. Included on our consolidated balance sheet as of June 30, 2026 is $165 million of in-construction fixed assets, a $25 million liability to be paid upon project completion, and a $14 million non-controlling interest.
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
Receivables
As of June 30, 2026, our allowance for losses on receivables was $56 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended June 30, 2026, we decreased our reserve by approximately $11 million, driven primarily by the release of a reserve associated with loans which we now eliminate in consolidation, given we now consolidate the project company as discussed above. Other than this reserve release, no gain or loss was recognized upon consolidation.
Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by ASC 326, as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	3,171	274	56	3,311	388	62
Government (2)	$30	$—	$—	$31	$—	$—
Total	$3,201	$274	$56	$3,342	$388	$62
(1)As of June 30, 2026, this category of assets includes $1.6 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.
Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $50 million allowance on these $3.1 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of June 30, 2026, our government receivables include $4 million of U.S. federal government transactions and $26 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$67	$—	$54
Provision for loss on receivables	—	(11)	—	1
Ending balance	$—	$56	$—	$55

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$62	$—	$50
Provision for loss on receivables	—	(6)	—	5
Ending balance	$—	$56	$—	$55
We have no receivables on non-accrual status.
The following table provides a summary of the maturity dates of our receivables and the weighted average yield for each range of maturities as of June 30, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,201	$57	$1,723	$468	$953
Weighted average yield by period	9.4%	9.5%	10.3%	9.2%	8.0%

Debt Securities
The following table provides a summary of the maturity dates of our debt securities and the weighted average yield for each range of maturities as of June 30, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$72	$—	$—	$5	$67
Weighted average yield by period	9.5%	—%	—%	3.5%	9.9%
We had no debt securities that were impaired or on non-accrual status as of June 30, 2026 or December 31, 2025, and no allowances associated with our debt securities.
Equity Method Investments
We have made non-controlling equity investments in a number of projects that we account for as equity method investments. In the quarter ended June 30, 2026, we identified three equity method investments where sponsor remediation plans for project underperformance were deemed to be less effective than anticipated. We conducted further analysis and determined that two of those investments were other-than-temporarily impaired, and recorded a $70 million impairment loss, which is included in Income from equity method investments in our statements of operations. See Note 3 to our financial statements in this Form 10-Q for additional detail on the non-recurring fair value measurement. The projects continue to operate, and we expect to receive distributions from the projects in excess of our invested capital.
As of June 30, 2026, we held the following equity method investments:

Investee	Carrying Value
(in millions)
CarbonCount Holdings 1 LLC	$970
Jupiter Equity Holdings LLC	499
Palmetto HASI Holdings LLC	421
Other equity method investments	2,892
Total equity method investments	$4,782
Jupiter Equity Holdings LLC
We have a structured equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns eight operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.0 gigawatts. Through June 30, 2026, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have $74 million in loans outstanding to Jupiter to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Palmetto HASI Holdings LLC
We have an equity investment in Palmetto HASI Holdings LLC (“Palmetto”) which owns residential solar projects developed and managed by the project sponsor. We have made investments in the sponsor equity interests of Palmetto of approximately $194 million through June 30, 2026. The Palmetto projects feature contracted cash flows with a diversified group of high credit quality residential off-takers.
Palmetto is governed by a limited liability company agreement between us and the sponsor serving as managing member and contain customary terms and conditions. Most major decisions that may impact Palmetto, its subsidiaries or its assets, require consent of both us and of the sponsor member. Subject to customary exceptions, no member can transfer any of its equity ownership in Palmetto to a third party without approval of the review committee of Palmetto. We use the equity method of accounting to account for our equity interest in Palmetto, and have elected to recognize earnings from this investment one quarter in arrears to allow for the receipt of financial information.
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
To date, both we and KKR have each funded $0.9 billion of our individual $1.5 billion commitment amount. As of June 30, 2026, CCH1 contains $2.9 billion book value in Portfolio assets, of which 71% are equity method investments and of which 29% are receivables and debt securities. CCH1 has a principal amount of outstanding debt of $1.0 billion as of June 30, 2026. Debt proceeds are used to make investments incremental to the $1.5 billion commitment per investor. In December 2025, we advanced $63 million of KKR’s equity contribution on their behalf. We were reimbursed this amount by KKR in January 2026, and it is included as a cash inflow in Other within the Investing Activities within our statement of cash flows.
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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Up-front origination fees	$6	$1	$10	$5
Ongoing asset management fees	5	2	9	4
Total	$11	$3	$19	$9

Other Related Party Transactions
Of our receivables, approximately $1.0 billion are loans made to entities in which we also have non-controlling equity investments of approximately $1.3 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional energy transition assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the Operating section of our statements of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
	(in millions)
Interest income from related party loans	$23	$18	$35	$37
Additional investments made in related party loans	43	49	62	95
Principal collected from related party loans	29	69	124	79
Interest collected from related party loans	19	24	33	40
7.Credit facility and commercial paper notes
Unsecured Revolving Credit Facility
We had an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders (the “Prior Unsecured Revolving Credit Facility”) with a maximum outstanding borrowing amount of $1.825 billion as of June 30, 2026. The facility had a maturity date of April 2028. As of June 30, 2026, there were no borrowings outstanding. As of June 30, 2026, we had accrued availability fees of $1 million outstanding under the facility and approximately $6 million of remaining unamortized financing costs associated with the Prior Unsecured Revolving Credit Facility that had been capitalized and included in other assets on our balance sheet and were being amortized on a straight-line basis over the term of the Prior Unsecured Revolving Credit Facility.
The Prior Unsecured Revolving Credit Facility had a commitment fee based on our current credit rating and bore interest at a rate of SOFR or prime rate plus applicable margins based on our credit rating, which could also be adjusted up to 0.10% to the extent our Portfolio achieved certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. The applicable margins were 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, plus an additional 0.10%, before applying any adjustments for achieved levels of carbon emissions avoidance. The Prior Unsecured Revolving Credit Facility contained terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we could declare. The Prior Unsecured Revolving Credit Facility also included customary events of default and remedies. At our option, upon maturity of the Prior Unsecured Revolving Credit Facility, we had the ability to convert amounts borrowed into term loans for a fee equal to 1.875% of the term loan amounts.
In July of 2026, we entered into a $2.250 billion unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders (the “Unsecured Credit Facility”), replacing the Prior Unsecured Credit Facility. In connection with entering into the Unsecured Credit Facility, we terminated the Prior Unsecured Credit Facility. The applicable margin of the Unsecured Credit Facility is 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, before applying any adjustments for achieved levels of carbon emissions avoidance. The Unsecured Credit Facility matures in July 2031 and contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends the Company declares. The Unsecured Credit Facility also includes customary events of default and remedies. The replacement of the Prior Unsecured Revolving Credit Facility with the Unsecured Credit Facility is treated as a modification under ASC 470.
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
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of June 30, 2026, we have no Credit-Enhanced Commercial Paper Notes outstanding under the facility.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of June 30, 2026, we have no remaining unamortized financing costs associated with the program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.
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
As of June 30, 2026, we had no Standalone Commercial Paper Notes outstanding.
8.Long-term Debt
Senior Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Notes”). We are in compliance with all covenants as of June 30, 2026 and December 31, 2025. The Senior Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.

The following are summarized terms of the Senior Notes as of June 30, 2026:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Redemption Terms Modification Date
	(in millions)
2026 Senior Notes	—	(1)	June 15, 2026	3.375%	June 15 and December 15	N/A
2027 Senior Notes	—	(2)	June 15, 2027	8.000%	June 15 and December 15	N/A
2030 Senior Notes	375	(3)	September 15, 2030	3.750%	February 15 and August 15	N/A
2031 Senior Notes	600	(4)	January 15, 2031	6.150%	January 15 and July 15	December 15, 2030 (5)
2033 Senior Notes	1,000	(6)	July 15, 2033	5.950%	January 15 and July 15	May 15, 2033 (5)
2034 Senior Notes	1,000	(7)	July 1, 2034	6.375%	July 1 and January 1	April 1, 2034 (5)
2035 Senior Notes	400	(8)	July 15, 2035	6.750%	January 15 and July 15	April 15, 2035 (5)
2036 Senior Notes	400	(9)	March 15, 2036	6.000%	March 15 and September 15	December 15, 2035 (5)
(1)In the second quarter of 2026 we used existing liquidity to redeem the 2026 Senior Notes at maturity.
(2)In the first quarter of 2026 we used a portion of the proceeds from the 2036 Senior Notes and the November 2056 Junior Subordinated Notes to redeem the 2027 Senior Notes. We paid a redemption premium of $18 million, and expensed capitalized debt issuance costs of $1 million associated with the redemption.
(3)We issued the $375 million aggregate principal amount of the 2030 Senior Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.87%. We may redeem the 2030 Senior Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest through the redemption date.
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
(6)In 2026, we issued the $1 billion aggregate principal amount of the 2033 Senior Notes for total proceeds of $996 million ($990 million net of issuance costs) at an effective rate of 6.02%.
(7)We issued $700 million principal amount of 2034 Senior Notes, which bear interest at a rate of 6.375%. The notes were issued for gross proceeds of $695 million, resulting in a yield to maturity of 6.476%. In a follow-on offering, we issued an additional $300 million principal amount of 2034 Senior Notes for gross proceeds of $300 million.
(8)We issued the $400 million aggregate principal amount of the 2035 Senior Notes for total proceeds of $398 million ($395 million net of issuance costs) at an effective interest rate of 6.815%.
(9)In 2026, we issued the $400 million aggregate principal amount of the 2036 Senior Notes for total proceeds of $399 million ($397 million net of issuance costs) at an effective rate of 6.025%.

The following table presents a summary of the components of the Senior Notes:

	June 30, 2026	December 31, 2025
	(in millions)
Principal	$3,775	$3,425
Accrued interest	75	73
Unamortized premium (discount)	(14)	(9)
Less: Unamortized financing costs	(31)	(23)
Carrying value of Senior Notes	$3,805	$3,466

The following table presents interest expense related to the Senior Notes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	47	45	96	89
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
The following are summarized terms of the Junior Subordinated Notes as of June 30, 2026:

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

The following table presents a summary of the components of our Junior Subordinated Notes:

	June 30, 2026	December 31, 2025
	(in millions)
Principal	$1,100	$500
Accrued interest	9	5
Less: Unamortized financing costs	(15)	(7)
Carrying value of Junior Subordinated Notes	$1,094	$498
The following table presents interest expense related to the Junior Subordinated Notes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	21	—	35	—
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

The following are summarized terms of the Convertible Notes as of June 30, 2026:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	—	$—	—	$—
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	37.1071	26.95	14.9	$0.395
(1)The conversion or exchange ratio is subject to adjustment for dividends declared above these amounts per share per quarter and certain other events that may be dilutive to the holder.
(2)In 2025, we used $220 million in proceeds from our Prior Unsecured Revolving Credit Facility to repay the 2025 Exchangeable Senior Notes inclusive of accrued interest which was paid at maturity in the form of an accreted premium.
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
Upon any exchange of these 2028 Exchangeable Senior Notes, holders will receive a number of shares of our common stock equal to the product of (i) the aggregate initial principal amount of the notes to be exchanged, divided by $1,000 and (ii) the applicable exchange rate, plus cash in lieu of fractional shares. We have allocated an amount equal to the net proceeds of this offering to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.
The following table presents a summary of the components of our Convertible Notes:

	June 30, 2026	December 31, 2025
	(in millions)
Principal	$403	$403
Accrued interest	5	5
Less: Unamortized financing costs	(4)	(5)
Carrying value of Convertible Notes	$404	$403
The following table presents interest expense related to our Convertible Notes:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	$4	$5	$8	$11
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
CarbonCount Term Loan Facility
We had a CarbonCount Term Loan Facility (the “Prior Unsecured Term Loan Facility”) with a syndicate of banks. Under the Prior Unsecured Term Loan Facility, which had a maturity date in 2027, loans could be prepaid without penalty. Principal amounts under the Prior Unsecured Term Loan Facility bore interest at a rate of Term SOFR plus applicable margins based on our credit rating, which could be adjusted up to 0.10% to the extent our Portfolio achieved certain targeted levels of carbon emissions avoidance, as measured by our CarbonCount© metric. As of June 30, 2026, the applicable margin was 1.875% plus 0.10%. The coupon on any drawn amounts was to be reset at monthly, quarterly, or semi-annual intervals at our election. Interest was due and payable monthly and payments of 1.25% of the outstanding principal balance were due quarterly.
As of June 30, 2026, the outstanding principal and accrued interest balance was $228 million, and the interest rate was 5.57%. Amounts which were due under the Prior Unsecured Term Loan Facility as of June 30, 2026 were as follows:

Future maturities
(in millions)
July 1, 2026 to December 31, 2026	$6
2027	222
Total	228
Less: Unamortized Financing Costs	(2)
Carrying Value	$226
The Prior Unsecured Term Loan Facility contained terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases and dividends we could declare. The Prior Unsecured Term Loan Facility also included customary events of default and remedies.
In July 2026, we entered into a $400 million CarbonCount Term Loan Facility (the “Unsecured Term Loan Facility”) with a syndicate of banks, replacing the Prior Unsecured Term Loan Facility. In connection with entering into the Unsecured Term Loan Facility, we terminated the Prior Unsecured Term Loan Facility. The Unsecured Term Loan Facility has an applicable margin of 1.50% prior to any adjustment for achieved levels of carbon avoidance, and a maturity date of July 2029. Payments of 0.625% of the original term loan balance will be due quarterly beginning October 1, 2027. The Unsecured Term Loan Facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends the Company declares. The Unsecured Term Loan Facility also includes customary events of default and remedies. The replacement of the Prior Unsecured Term Loan Facility with the Unsecured Term Loan Facility is treated as a modification under ASC 470. We intend to allocate an amount equal to this loan to the acquisition or refinancing of, in whole or in part, new and/or existing eligible green projects, which include assets that are neutral to negative on incremental carbon emissions.

Secured Term Loan
We had a secured term loan (the “Secured Term Loan”) with a maturity date of January 2028, under which principal amounts bear interest at a rate of Daily Term SOFR plus a credit spread of 2.25%, plus 0.10%. During the quarter ended June 30, 2026, we prepaid the outstanding principal and accrued interest balance of $155 million using proceeds from the 2033 Senior Notes. We expensed $1 million in capitalized debt issuance costs related to this prepayment.
We were required to hold interest rate swaps with notional values equal to 85% of the outstanding principal amount of the loan. The Secured Term Loan was subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The Secured Term Loan contained terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The Secured Term Loan also included customary events of default and remedies.
Delayed-draw term loan agreement
We had an agreement that provided for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, were to mature on June 15, 2028. The facility had a commitment fee during the availability period, and bore interest at a rate of SOFR or alternative base rate plus applicable margins based on our credit rating. The applicable margins were 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans. The delayed-draw term loan facility contained terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we could declare. The delayed-draw term loan facility also included customary events of default and remedies. As of June 30, 2026, the outstanding principal and accrued interest balance was $250 million and the interest rate was 5.30%. We repaid the delayed-draw term loan in July 2026.
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	June 30, 2026	December 31, 2025	Interest Rate	Maturity Date		June 30, 2026	December 31, 2025	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	90	93	6.78%	July 2043	—	267	274	Equity method investments
Other non-recourse debt (1)	33	35	3.15% - 7.23%	2026 to 2042	—	35	37	Receivables
Unamortized financing costs	(3)	(3)
Non-recourse debt (2)	$120	$125
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $302 million and $311 million as of June 30, 2026 and December 31, 2025, respectively. These amounts include $31 million and $35 million of restricted cash pledged for debt service payments as of June 30, 2026 and December 31, 2025, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of June 30, 2026 and December 31, 2025.

We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of June 30, 2026, were as follows:

Future minimum maturities
(in millions)
July 1, 2026 to December 31, 2026	$6
2027	6
2028	6
2029	6
2030	8
2031	7
Thereafter	84
Total minimum maturities	$123
Unamortized financing costs	(3)
Total non-recourse debt	$120

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

Interest Rate Swaps
We have entered into certain derivatives designed to hedge interest rate risk associated with certain of our floating-rate interest exposures, including floating-rate loans from our Prior Unsecured Term Loan Facility, Prior Unsecured Revolving Credit Facility, Secured Term Loan and the anticipated refinancings of certain of our Senior Notes. From time to time we may also enter into forward-starting interest rate swaps to hedge interest rate risks associated with incremental debt we expect to issue.
We have entered into the following derivative transactions that are designated as cash flow hedges as of June 30, 2026:

Instrument type		Hedged Rate		Notional Value		Fair Value as of		Term of derivative and forecasted transactions
	Index					June 30, 2026	December 31, 2025
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200		$1	$(3)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	3.09%		600	(1)	—	20	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250		—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	154	(4)	—	(6)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375	(5)	—	8	June 2027 to June 2037
Interest rate swap	Overnight SOFR	3.48% - 4.10%	(3)	100		2	—	December 2026 to December 2033
Interest rate swap	Overnight SOFR	3.51% - 4.10%	(3)	105		—	—	March 2027 to March 2034
						$3	19
(1)    In the second quarter of 2026, we financially settled this swap for cash proceeds of approximately $33 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
(2)    Interest rate collar consisted of a purchased interest rate cap of 4.00% and a written interest rate floor of 3.70%.
(3)     Consists of multiple interest rate swaps with identical maturities and effective dates.
(4)    In the second quarter of 2026, we financially settled this swap for cash disbursements of approximately $3 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
(5)     In the first quarter of 2026, we financially settled this swap for cash proceeds of approximately $2 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of June 30, 2026, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of June 30, 2026, we have posted $2 million of collateral, which is included in other assets on our balance sheet. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2024	$86
Changes in fair value	(23)
Amounts released into interest expense	(4)
Ending Balance - December 31, 2025	$59
Changes in fair value	15
Amounts released into interest expense	(1)
Ending Balance - June 30, 2026	$73

We expect a net benefit of approximately $8 million to be released out of AOCI into interest expense over the 12 months following June 30, 2026. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and six months ended June 30, 2026 and 2025, respectively.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in thousands)
Benefit (expense) included in interest expense due to hedging activities	$679	$873	$1,326	$1,824
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of June 30, 2026, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. If required, we would satisfy these guarantees by making additional equity contributions to Jupiter. As of June 30, 2026, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of June 30, 2026, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $88 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in November 2026. As of June 30, 2026, our maximum obligation under this guarantee is approximately $104 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $(57) million and $(26) million for the three and six months ended June 30, 2026, compared to a $(38) million and $(62) million income tax benefit (expense) in the three and six months ended June 30, 2025. For the three and six months ended June 30, 2026 and 2025, our income tax benefit (expense) was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2026 and 5% for 2025.

11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2025 and 2026:

Announced Date	Record Date		Pay Date	Amount per share
2/13/2025	4/4/2025		4/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
8/7/2025	10/3/2025		10/17/2025	$0.420
11/6/2025	12/29/2025	(1)	1/9/2026	$0.420
2/12/2026	4/2/2026		4/17/2026	$0.425
5/7/2026	7/2/2026		7/10/2026	$0.425
8/6/2026	10/2/2026		10/16/2026	$0.425
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2025	ATM	1.629	29.07	(2)	47
Q2 2025	ATM	2.755	26.91	(2)	73
Q3 2025	ATM	2.435	27.94	(2)	67
Q4 2025	ATM	1.543	32.40	(2)	50
Q1 2026	ATM	—	—		—
Q2 2026	ATM	—	—		—
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2026 to 2030 subject to service, performance and market conditions. During the six months ended June 30, 2026, our board of directors awarded employees and directors 753,888 shares of restricted stock, restricted stock units and LTIP Units that vest from 2027 to 2030. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and six months ended June 30, 2026 we recorded $6 million and $21 million of stock based compensation, respectively, compared to $6 million and $15 million during the three and six months ended June 30, 2025, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock and restricted stock units was approximately $25 million as of June 30, 2026. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	275,664	28.73	7.9
Vested	(92,529)	29.82	(2.8)
Forfeited	(38,564)	28.00	(1.0)
Ending Balance — December 31, 2025	463,951	$28.41	$13.2
Granted	253,632	37.02	9.4
Vested	(148,199)	27.99	(4.1)
Forfeited	(8,871)	30.70	(0.3)
Ending Balance — June 30, 2026	560,513	$32.38	$18.2
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(4,376)	41.64	(0.2)
Forfeited	(26,810)	54.04	(1.4)
Ending Balance — December 31, 2025	47,556	$39.29	$1.9
Granted	—	—	—
Incremental performance shares granted	11,365	39.29	0.4
Vested	(58,921)	39.29	(2.3)
Forfeited	—	—	—
Ending Balance — June 30, 2026	—	$—	$—

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	391,234	28.13	11.0
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance — December 31, 2025	660,357	$28.16	$18.7
Granted	293,975	37.45	11.0
Vested	(409,347)	28.37	(11.7)
Forfeited	(33,500)	36.63	(1.2)
Ending Balance — June 30, 2026	511,485	$32.77	$16.8

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — December 31, 2025	529,793	$40.68	$21.6
Granted	103,141	50.65	5.2
Incremental performance shares granted	67,690	50.65	3.4
Vested	(367,424)	39.44	(14.5)
Forfeited	(16,750)	58.10	(1.0)
Ending Balance — June 30, 2026	316,450	$46.59	$14.7

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2025	247,759	$27.30	$6.8
Granted	103,140	36.63	3.8
Incremental performance shares granted	—	—	—
Vested	(17,700)	27.37	(0.5)
Forfeited	(16,750)	36.63	(0.6)
Ending Balance — June 30, 2026	316,449	$29.84	$9.5
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$128.6	$98.4	$56.7	$155.1
Less: Dividends and distributions on participating securities	(0.5)	(0.5)	(1.0)	(1.0)
Less: Undistributed earnings attributable to participating securities	(0.7)	(0.4)	—	(0.5)
Net income (loss) attributable to controlling stockholders — basic	127.4	97.5	55.7	153.6
Add: Interest expense related to Convertible Notes under the if-converted method	2.9	3.5	5.8	8.0
Add: Undistributed earnings attributable to participating securities	0.7	0.4	—	0.5
Net income (loss) attributable to controlling stockholders — dilutive	$131.0	$101.4	$61.5	$162.1

Denominator:
Weighted-average number of common shares — basic	127,831,218	121,515,164	127,773,647	120,454,366
Weighted-average number of common shares — diluted	142,889,551	137,740,850	143,041,556	137,830,564
Basic earnings per common share	$1.00	$0.80	$0.44	$1.28
Diluted earnings per common share	$0.92	$0.74	$0.43	$1.18

Securities being allocated a portion of earnings:
Weighted-average number of OP units	2,375,512	1,794,515	2,130,485	1,621,906

	As of June 30,
	2026	2025
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,071,999	1,081,522

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,071,999	1,081,522	1,071,999	1,081,522
Restricted stock units	—	—	—	—
LTIP Units with market-based vesting conditions	86,389	119,735	86,389	119,735
LTIP Units with performance-based vesting conditions	197,125	247,761	110,737	247,761
Potential shares of common stock related to Convertible Notes	—	—	—	—

13.    Equity Method Investments
As of June 30, 2026 and December 31, 2025, we had 50 and 47 equity method investments, respectively. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of June 30, 2026 and December 31, 2025, we have accumulated other comprehensive income net of tax effect of $38 million and $24 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of March 31, 2026
Current assets	$279	$890	$1,169
Total assets	4,624	20,986	25,610
Current liabilities	83	902	985
Total liabilities	1,624	9,506	11,130
Members’ equity	3,000	11,480	14,480
As of December 31, 2025
Current assets	262	918	1,180
Total assets	4,185	20,346	24,531
Current liabilities	56	891	947
Total liabilities	1,336	9,549	10,885
Members’ equity	2,849	10,797	13,646
Income Statement
For the three months ended March 31, 2026
Revenue	38	387	425
Income (loss) from continuing operations	(29)	(84)	(113)
Net income (loss)	(29)	(84)	(113)
For the three months ended March 31, 2025
Revenue	8	298	306
Income (loss) from continuing operations	(27)	(122)	(149)
Net income (loss)	(27)	(164)	(191)
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
Our Business
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $17 billion in Managed Assets, our investment strategy is focused primarily on long-lived real assets that generate long-term recurring cash flows. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
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
•reliant upon proven commercial technologies; and

•originated by programmatic clients.
We completed approximately $1.1 billion and $1.7 billion of transactions during the three and six months ended June 30, 2026, respectively, compared to approximately $189 million and $894 million during the same period in 2025, respectively. As of June 30, 2026, our total Managed Assets are $17.6 billion, and include our Portfolio, the portion of assets owned by others in our co-investment vehicle, and other assets in securitization trusts. We held approximately $8.2 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of June 30, 2026, our Portfolio consisted of over 600 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The fee-generating assets attributable to other investors in our co-investment structures that were not consolidated as part of our Portfolio totaled approximately $1.5 billion.
Certain of the assets we originate have a risk and return profile which makes them better suited for other institutional investors rather than for inclusion in our own Portfolio. We finance such investments via securitization transactions, where we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. As of June 30, 2026, we manage approximately $7.4 billion in assets in such securitization trusts.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of June 30, 2026, our pipeline consisted of more than $6.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 35% is related to BTM assets, 51% is related to GC assets, and 8% are related to FTN assets, with the remainder related to other sustainable infrastructure.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of June 30, 2026. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $8.2 billion as of June 30, 2026 and included approximately $4.1 billion of BTM assets, approximately $2.6 billion of GC assets, and approximately $1.5 billion of FTN assets. Approximately 56% of our Portfolio consisted of equity method investments in renewable energy related projects. Approximately 34% consisted of fixed-rate receivables and debt securities, approximately 6% consisted of floating-rate receivables, and 4% of our Portfolio was real estate leased to renewable energy projects under lease agreements and other Portfolio assets. Our Portfolio consisted of over 600 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio of approximately 16 years as of June 30, 2026. Our Portfolio consisted of the following asset classes as of June 30, 2026:

Community Solar, 7%
Commercial & Industrial, 5%
Public Sector, 2%
Other, 1%
Residential Solar & Storage, 35%
Fuels, Transport, & Nature, 18%
Grid-connected Solar & Storage, 16%
Onshore Wind, 16%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of June 30, 2026:

	Balance		Maturity
	(in millions)
Floating rate receivables, interest rates 9.50% or greater per annum	$462		2027 to 2030
Fixed-rate receivables, interest rates less than 5.00% per annum	42		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	46		2026 to 2041
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	918		2027 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	948		2026 to 2067
Fixed-rate receivables, interest rates 9.50% or greater per annum	785		2026 to 2050
Receivables	3,201	(1)
Allowance for loss on receivables	(56)
Receivables, net of allowance	3,145
Fixed-rate debt securities, interest rates less than 5.00% per annum	6		2033 to 2047
Fixed-rate debt securities, interest rates from 8.01% to 9.49% per annum	3		2055
Fixed-rate debt securities, interest rates 9.50% or greater per annum	63		2055
Total receivables and debt securities	$3,217
(1)    Excludes receivables held for sale of $73 million.
The table below presents, for the receivables, debt securities, and real estate holdings of our Portfolio and our interest-bearing liabilities inclusive of our short-term commercial paper issuances and revolving credit facilities, the average outstanding balances, income earned, the interest expense incurred, and average yield or cost. Our earnings from our equity method investments are not included in this table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(dollars in millions)
Portfolio receivables, debt securities, and real estate
Interest and rental income from receivables, debt securities, and real estate	$83	$66	$165	$132
Average balance of receivables, debt securities, and real estate	$3,446	$3,166	$3,458	$3,126
Average yield from receivables, debt securities, and real estate	9.7%	8.4%	9.5%	8.5%
Debt
Interest expense (1)	$86	$69	$166	$134
Average balance of debt	$5,584	$4,776	$5,425	$4,666
Average cost of debt	6.2%	5.8%	6.1%	5.7%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statements.

    The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of June 30, 2026:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,201	$190	$2,162	$657	$192
Debt securities	72	—	9	4	59

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of June 30, 2026;
•the term of our leases and a schedule of our future minimum rental income under our land lease agreements as of June 30, 2026;
•the Performance Ratings of our Portfolio; and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our financial statements in this Form 10-Q. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.

Results of Operations
Comparison of the Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

	Three months ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$84,470	$67,441	$17,029	25%
Gain on sale of assets	15,831	7,829	8,002	102%
Management fees and retained interest income	12,850	8,988	3,862	43%
Origination fee and other income	7,639	1,427	6,212	435%
Total Revenue	120,790	85,685	35,105	41%
Expenses
Interest expense	87,469	79,746	7,723	10%
Provision (benefit) for loss on receivables and retained interests in securitization trusts	(11,006)	1,038	(12,044)	(1160)%
Compensation and benefits	26,513	18,131	8,382	46%
General and administrative	7,970	6,497	1,473	23%
Total expenses	110,946	105,412	5,534	5%
Income (loss) before equity method investments	9,844	(19,727)	29,571	(150)%
Income (loss) from equity method investments	178,912	157,680	21,232	13%
Income (loss) before income taxes	188,756	137,953	50,803	37%
Income tax (expense) benefit	(56,973)	(38,158)	(18,815)	49%
Net income (loss)	$131,783	$99,795	$31,988	32%

•Net income increased by $32 million due primarily to an increase in income from equity method investments of $21 million and an increase in revenue of $35 million, offset partially by an increase in total expenses of $6 million and a $19 million increase in income tax expense.
•Total revenue increased by $35 million due to an increase in interest and rental income of $17 million caused by a higher average asset yield, a $8 million increase in gain on sale of assets driven primarily by the origination of a held-for-sale receivable for which we elected the fair value option in the current period, a $6 million increase in origination fee and other income due to additional investments originated in co-investment structures, and a $4 million increase in management fees and retained interest income due to a larger fee-earning Managed Assets balance.
•Interest expense increased by $8 million due primarily to a larger average outstanding debt balance and a higher average interest rate driven in part by the issuance of Junior Subordinated Notes that bear a higher interest rate but which reduce our need to issue equity to maintain our desired financial leverage ratio as a result of the partial equity treatment of these instruments by rating agencies. We recorded an $11 million benefit for loss on receivables and retained interests in securitization trusts, driven primarily by loan-specific reserve releases, including the release driven by the consolidation of a project company borrower as discussed in Note 6 to our financial statements in this Form 10-Q.
•Compensation and benefits expenses increased by $8 million primarily due to growth in the size of the business and timing of incentive-based compensation accrued in the current period.
•Income from equity method investments increased by $21 million primarily due to allocations of income related to tax credits allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project, partially offset by $70 million in equity method investment impairments as discussed in Note 3 to our financial statements in this Form 10-Q.
•Income tax expense increased by $19 million primarily due to higher pre-tax book income driven by the items discussed above.

Comparison of the Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$167,159	$133,918	$33,241	25%
Gain on sale of assets	38,583	26,497	12,086	46%
Management fees and retained interest income	22,581	15,987	6,594	41%
Origination fee and other income	16,693	6,224	10,469	168%
Total Revenue	245,016	182,626	62,390	34%
Expenses
Interest expense	186,744	144,424	42,320	29%
Provision (benefit) for loss on receivables and retained interests in securitization trusts	(6,465)	4,850	(11,315)	(233)%
Compensation and benefits	62,018	43,110	18,908	44%
General and administrative	18,136	15,874	2,262	14%
Total expenses	260,433	208,258	52,175	25%
Income (loss) before equity method investments	(15,417)	(25,632)	10,215	(40)%
Income (loss) from equity method investments	99,654	245,667	(146,013)	(59)%
Income (loss) before income taxes	84,237	220,035	(135,798)	(62)%
Income tax (expense) benefit	(26,196)	(62,055)	35,859	(58)%
Net income (loss)	$58,041	$157,980	$(99,939)	(63)%
•Net income decreased by $100 million due to a decrease in income from equity method investments of $146 million and an increase in total expenses of $52 million. These impacts were partially offset by increases in total revenue of $62 million and a decrease in income tax expense of $36 million.
•Total revenue increased by $62 million due to increases in interest and rental income, management fees and retained interest income and origination fee and other income. Interest and rental income increased due to a higher average Portfolio balance and a higher average asset yield. Management fees and retained interest income and origination fee and other income increases were driven by increased investment in a co-investment structure. Gain on sale of assets increased by $12 million driven partially by the origination of a held-for-sale receivable for which we elected the fair value option in the current period.
•Interest expense increased by $42 million due to a larger average outstanding debt balance and a higher average interest rate driven in part by the issuance of Junior Subordinated Notes that bear a higher interest rate but which reduce our need to issue equity to maintain our desired financial leverage ratio as a result of the partial equity treatment of these instruments by rating agencies. We recorded a benefit for loss on receivables of $6 million driven by loan specific releases, including the release driven by the consolidation of a project company borrower as discussed in Note 6 to our financial statements in this Form 10-Q.
•Compensation and benefits increased by $19 million primarily due to the acceleration of share-based compensation due to employees meeting certain criteria of the Company’s retirement policy. General and administrative expenses increased $2 million due to growth in the size of the company.
•Income from equity method investments decreased by $146 million primarily due to $70 million in equity method investment impairments as discussed in Note 3, as well as allocations of income related to tax credits allocated to other investors in solar projects in the prior year which did not recur.
•Income tax expense decreased by $36 million primarily due to lower income before income taxes driven primarily by lower income from equity method investments as discussed above.

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
Adjusted Earnings
We calculate Adjusted Earnings as GAAP net income (loss) excluding equity-based expenses, provisions for loss on receivables, amortization of intangibles, losses (gains) from modification or extinguishment of debt facilities, and non-cash tax charges and including the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our Adjusted Earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. In the future, Adjusted Earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
Under GAAP, we account for these equity method investments using the HLBV method. Under this method, we recognize income or loss based on the change in the amount each partner would receive if the assets were liquidated at book value, after adjusting for any distributions or contributions made during such quarter. The amount received in a liquidation is typically based on the negotiated profit and loss allocation, which may differ from the allocation of distributable cash in any given period. The amount allocated to a tax equity investor during the hypothetical liquidation is typically reduced over time as tax attributes are allocated to them and they achieve portions of their preferred return. Accordingly, tax equity investors are allocated losses as they receive tax benefits, while the sponsors of the project and other investors subordinate to tax equity are allocated gains of a similar amount. Tax equity investors can generally elect either investment tax credits or production tax credits, which are each recognized over different time periods. This results in different HLBV income profiles despite the fact that cash allocations are typically not directly impacted by such a tax credit election. In addition, the agreed upon allocations of the project’s cash flows may differ materially from the profit and loss allocation used for the HLBV calculations in a given period.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(in millions)
Income (loss) under GAAP	$179	$158	$100	$246

Collections of Adjusted Earnings	$29	$53	$64	$73
Return of Capital	40	15	70	21
Cash collected	$69	$68	$134	$94
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

The table below provides a reconciliation of our GAAP net income (loss) to Adjusted Earnings for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$128,625	$0.92	$98,445	$0.74	$56,659	$0.43	$155,057	$1.18
Adjustments:
Reverse GAAP (income) loss from equity method investments	(178,912)		(157,680)		(99,654)		(245,667)
Adjusted income from equity method investments (2)	98,263		79,094		189,366		148,956
Elimination of proportionate share of up-front origination fees earned from co-investment structures (3)	(3,217)		(559)		(5,173)		(2,512)
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(2,480)		(1,013)		(4,367)		(1,763)
Equity-based expenses	5,922		5,595		23,736		18,272
Provision for loss on receivables	(11,006)		1,038		(6,465)		4,850
Loss (gain) on debt modification or extinguishment (5)	1,387		10,557		20,206		10,878
Amortization of intangibles	3		3		6		7
Non-cash provision (benefit) for income taxes (6)	56,973		38,158		24,767		62,055
Current year earnings attributable to non-controlling interest	3,158		1,350		1,382		2,923
Adjusted Earnings	$98,716	$0.75	$74,988	$0.60	$200,463	$1.52	$153,056	$1.23
Shares for Adjusted Earnings per share (7)	132,071,511		125,312,458		131,834,550		123,970,466
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
(6)Includes impact of cash paid for state income taxes during the three and six months ended June 30, 2026.
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
The following is a reconciliation of our GAAP-based net investment income to our Adjusted Recurring Net Investment Income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Interest and rental income	$84,470	$67,441	$167,159	$133,918
Management fees and retained interest income	12,850	8,988	22,581	15,987
Interest expense	(87,469)	(79,746)	(186,744)	(144,424)
GAAP-based net investment income (loss) (1)	9,851	(3,317)	2,996	5,481
Adjusted income from equity method investments (2)	98,263	79,094	189,366	148,956
Loss (gain) on debt modification or extinguishment (3)	1,387	10,557	20,206	10,878
Amortization of real estate intangibles	3	3	6	7
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(2,480)	(1,013)	(4,367)	(1,763)
Adjusted Recurring Net Investment Income	$107,024	$85,324	$208,207	$163,559
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
The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(in millions)
Equity method investments	$4,782	$4,116
Receivables, net of allowance	3,145	3,280
Receivables held-for sale	73	114
Real estate and debt securities	75	76
Other Portfolio assets (1)	126	—
GAAP-based Portfolio	8,201	7,586
Assets held in securitization trusts	7,391	7,220
Fee generating assets held in co-investment structures (2)	1,471	951
Non-fee generating assets held in co-investment structures (3)	501	314
Managed Assets	$17,564	$16,071
(1)In the quarter ended June 30, 2026, we exercised certain of our protective rights under a loan agreement to a project company, which caused us to obtain the ability to direct the significant activities related to the projects, and accordingly to consolidate the project company to which the loans were made. This amount includes $165 million of in-construction fixed assets we consolidated, net of a $25 million liability to be paid upon project completion and $14 million of non-controlling interest, representing our economic claim on these assets.
(2)Represents assets in our co-investment structures which are attributable to our co-investors and on which we earn an asset management fee. Total assets in co-investment structures are $2.9 billion and $1.9 billion as of June 30, 2026 and December 31, 2025, respectively. There are $1.4 billion of closed transactions which have not yet funded as of June 30, 2026.
(3)Represents assets in our co-investment structures which are not attributable to our co-investors, and therefore are not fee-generating. Such assets are attributable to us but were financed with debt issued by the co-investment structure and therefore are not reflected in the carrying value of the equity method investment we hold in the structure.
The following shows our Managed Assets by asset class as of June 30, 2026:

Public Sector, 31%
Commercial & Industrial, 3%
Community Solar, 4%
Other, 2%
Fuels, Transport, & Nature, 9%
Residential Solar & Storage, 22%
Onshore Wind, 9%
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

			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2024	December 31, 2025	June 30, 2026	June 30, 2025	June 30, 2026
	(in thousands)
Net cash provided by operating activities	$5,852	$167,317	$83,663	$42,450	$208,530
Changes in receivables held-for-sale	29,273	23,759	(1,019)	4,285	18,455
Equity method investment distributions received (1)	39,142	59,416	19,134	19,529	59,021
Proceeds from sales of equity method investments	9,472	—	—	—	—
Principal collections from receivables	600,652	705,675	343,834	172,080	877,429
Proceeds from sales of receivables	171,991	8,344	15,282	8,344	15,282
Proceeds from sales of land	115,767	—	—	—	—
Principal collections from debt securities (2)	47	1,849	198	253	1,794
Proceeds from the sale of a previously consolidated VIE (2)	5,478	—	—	—	—
Proceeds from sales of debt securities and retained interests in securitization trusts	5,390	—	—	—	—
Principal payments on non-recourse debt	(72,989)	(7,136)	(4,910)	(4,950)	(7,096)
Adjusted Cash from Operations plus Other Portfolio Collections	910,075	959,224	456,182	241,991	1,173,415
Less: Dividends and distributions	(192,269)	(209,776)	(112,657)	(102,443)	(219,990)
Cash Available for Reinvestment	$717,806	$749,448	$343,525	$139,548	$953,425

(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statements of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the six months ended,	For the six months ended,	For the TTM ended,
	December 31, 2024	December 31, 2025	June 30, 2026	June 30, 2025	June 30, 2026
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	891,250	1,199,907	589,812	371,021	1,418,698
Cash collected from sale of assets (1)	325,051	33,389	21,156	23,434	31,111
Cash used for compensation and benefit expenses and general and administrative expenses	(85,519)	(89,088)	(65,336)	(51,858)	(102,566)
Interest paid (2)	(172,679)	(227,867)	(122,556)	(128,739)	(221,684)
Management fees and retained interest income and origination fees and other income	33,044	50,170	32,377	20,919	61,628
Principal payments on non-recourse debt	(72,989)	(7,136)	(4,910)	(4,950)	(7,096)
Other	(8,083)	(151)	5,639	12,164	(6,676)
Adjusted Cash from Operations plus Other Portfolio Collections	$910,075	$959,224	$456,182	$241,991	$1,173,415
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

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)		(in thousands)
GAAP Net Income	$131,783	$99,795	$58,041	$157,980
Average Stockholders’ Equity (1)	2,592,432	2,529,690	2,614,244	2,488,152
GAAP-based Return on Equity	20.3%	15.8%	4.4%	12.7%

Adjusted Earnings	$98,716	$74,988	$200,463	$153,056
Average Stockholders’ Equity (1)	2,592,432	2,529,690	2,614,244	2,488,152
Adjusted Return on Equity	15.2%	11.9%	15.3%	12.3%
(1)    Average Stockholders’ Equity for quarterly periods is calculated as the average of the Stockholders’ Equity at the beginning and end of each quarterly period. Average Stockholders’ Equity for year-to-date periods is calculated as the average of the Stockholders’ Equity at the end of the preceding year and as of the end of each of the relevant period’s quarters. We have recast prior periods to conform with this calculation methodology.

Other Metric
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten-year period ending June 30, 2026. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented Average Annual Recognized Loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from Average Annual Recognized Loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors.
In the quarter ended June 30, 2026, we recognized a GAAP impairment on two equity method investments to reflect changes in assumptions including the current market discount rate as discussed in Note 6 to our financial statements. These impairments totaled $70 million and are included in the Average Annual Recognized Loss on Managed Assets metric as calculated under GAAP below. Given that we have not yet realized any loss, the projects continue to operate, and we expect to receive distributions from the projects in excess of our invested capital, this loss is not yet reflected in Average Annual Realized Loss on Managed Assets. The table below shows these metrics as of June 30, 2026:

Average Annual Recognized Loss (GAAP) on Managed Assets	0.17%
Average Annual Realized Loss on Managed Assets	0.08%
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
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of June 30, 2026
(in millions)
Unrestricted cash	$250
Unused capacity under our unsecured revolving credit facility (1)	1,812
Unused capacity under our Credit-enhanced Commercial Paper Program	125
Total liquidity	$2,187
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our unsecured revolving credit facility for the principal amount of any outstanding Standalone Commercial Paper Notes, if any. As of June 30, 2026, we had no outstanding Standalone Commercial Paper Notes.

Capital markets activity during the six months ended June 30, 2026
During the six months ended June 30, 2026, we issued $600 million principal amount of Junior Subordinated Notes due November 2056 and $400 million principal amount of Senior Notes due 2036. We used a portion of the proceeds of these issuances to redeem the outstanding $450 million principal amount of our 8.00% Senior Notes due 2027, with the remaining proceeds used to temporarily pay down short-term borrowings and ultimately invest in Portfolio assets. We used existing liquidity to redeem the outstanding $600 million principal amount of our 3.375% Senior Notes due 2026. We issued $1 billion principal amount of Senior Notes due 2033, and used a portion of the proceeds to pay down our Secured Term Loan. We did not issue any equity during the six months ended June 30, 2026.
In July 2026, we replaced the Prior Unsecured Revolving Credit Facility when we entered into the Unsecured Revolving Credit Facility, which increased the maximum outstanding borrowing amount to $2.25 billion, and lowered the applicable margin applied to the benchmark rate by 10 basis points. The New Unsecured Revolving Credit Facility matures in 2031. We also replaced our Prior Unsecured Term Loan Facility and delayed-draw facility with a new Unsecured Term Loan Facility which has a balance of $400 million and matures in 2029. The applicable margin to the benchmark rate decreased by 47.5 basis points when compared to the Prior Unsecured Term Loan Facility.
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
The maturity profile of our long-term recourse debt obligations as of June 30, 2026, is shown in the table below.

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
The amount of financial leverage we may use will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.7 to 1 as of June 30, 2026, within our target operating range of between 1.5 to 1 and 2.0 to 1, and below our current board-approved leverage limit of up to 2.5 to 1. Our debt to equity ratio reflects 50% of our outstanding principal amount of Junior Subordinated Notes as equity as consistent with the treatment by rating agencies and as approved by our board. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 95% as of June 30, 2026, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.
The calculation of our fixed-rate debt and financial leverage as of June 30, 2026 and December 31, 2025 is shown in the chart below:

	June 30, 2026	% of Total	December 31, 2025	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$278	5%	$49	1%
Fixed-rate debt (2)	5,623	95%	5,100	99%
Total debt	$5,901	100%	$5,149	100%

Debt for leverage calculation (3)	$5,351		$4,899
Equity for leverage calculation (3)	$3,200		$2,908
Leverage	1.7 to 1		1.7 to 1

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
Sources and Uses of Cash
We had approximately $281 million and $145 million of unrestricted cash, cash equivalents, and restricted cash as of June 30, 2026 and December 31, 2025, respectively. The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted Cash from Operations plus Other Portfolio Collections was $456 million for the six months ended June 30, 2026.

	For the six months ended,
	June 30, 2026	June 30, 2025
	(in millions)
Cash provided by (used in) operating activities	$84	$42
Cash provided by (used in) investing activities	(543)	(384)
Cash provided by (used in) financing activities	595	295
Increase (decrease) in cash and cash equivalents	$136	$(47)
Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the six months ended June 30, 2026 was $41 million higher than the same period ended June 30, 2025. Net income was $100 million lower in the current period, and there was a greater adjustment to net income of $141 million when compared to the prior period. This increase to cash provided by operating activities was driven primarily by equity method investments, where $40 million more in equity method investment distributions were classified as operating.
Discussion of changes in cash provided by (used in) investing activities
Cash provided by (used in) investing activities for the six months ended June 30, 2026 was $159 million lower than the same period ended June 30, 2025. We invested $394 million additional in equity method investments in the current period, which was offset by $172 million more in principal collected from receivables in the current period as well as the collection of a $63 million reimbursement from a co-investor for CCH1 advances made by us on their behalf in December 2025.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the six months ended June 30, 2026 was $300 million greater than the same period ended June 30, 2025. Net borrowings from long-term capital sources including Senior Notes, Convertible Notes, Junior Subordinated Notes, and term loans were $948 million higher than in the prior period. We had $527 million lower net borrowings from short-term sources including our unsecured revolving credit facility and our commercial paper programs. We also issued $120 million in common stock in the prior period, which did not recur in the current period.
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
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. We have retained interests in securitization trusts (including any outstanding servicer advances) of approximately $336 million as of June 30, 2026, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below. We have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities except as disclosed in Note 9 to our financial statements in this Form 10-Q. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q. Additionally, we have made certain loans to equity method investees which we describe in Note 6 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of June 30, 2026, we carried only our debt securities, our receivables held-for-sale for which we had elected the fair value option, if any, our retained interests in securitization trusts, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than those assets listed above that are carried on our balance sheet at fair value as of June 30, 2026, the carrying value of our remaining assets and liabilities are typically determined using a cost basis approach in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
Credit Risks
We source and identify quality opportunities within our broad areas of expertise and apply our rigorous underwriting processes to our transactions, which, we believe, will generally enable us to minimize our credit losses and maintain access to attractive financing. Through our investments in various projects, we will be exposed to the credit risk of the obligor of the project’s PPA or other long-term contractual revenue commitments, as well as to the credit risk of certain suppliers and project operators. We have invested in mezzanine loans and, as a result, we are exposed to additional credit risk. We are exposed to credit risk in our commercial investments such as on-balance sheet financing of projects undertaken by universities, schools and hospitals, as well as privately owned climate solutions projects. While we do not anticipate facing significant credit risk in our assets related to government energy efficiency projects, we are subject to varying degrees of credit risk in these projects in relation to guarantees provided by ESCOs where payments under energy savings performance contracts are contingent upon achieving pre-determined levels of energy savings. We seek to manage credit risk through thorough due diligence and underwriting processes, strong structural protections in our transaction agreements with customers and continual, active asset management and portfolio monitoring. Nevertheless, unanticipated credit losses could occur and during periods of economic downturn in the global economy, our exposure to credit risks from obligors increases, and our efforts to monitor and mitigate the associated risks may not be effective in reducing our credit risks.
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
We are subject to interest rate risk in connection with new asset originations, as increasing interest rates may reduce the demand for our investments while declining interest rates may increase the demand. We are subject to interest rate risk in connection with our floating-rate borrowings, and in the future, any new floating rate assets, credit facilities or other borrowings. Because short-term borrowings are generally short-term commitments of capital, lenders may respond to market conditions, making it more difficult for us to secure continued financing. If we are not able to renew our then existing borrowings or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these borrowings, we may have to curtail our origination of new assets and/or dispose of assets. We face particular risk in this regard given that we expect many of our borrowings will have a shorter duration than the assets they finance. Both our current and future revolving credit facilities and other borrowings may be of limited duration and are periodically refinanced at then current market rates. We attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through the use of fixed rate financing structures, when appropriate, whereby we seek to (1) match the maturities of our debt obligations with the maturities of our assets, (2) borrow at fixed rates for a period of time or (3) match the interest rates on our assets with like-kind debt (i.e., we may finance floating rate assets with floating rate debt and fixed-rate assets with fixed-rate debt), directly or through the use of interest rate derivatives or other financial instruments, or through a combination of these strategies. We expect these instruments will allow us to minimize, but not eliminate, the risk that we must refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings. In addition to the use of traditional derivative instruments, we also seek to mitigate interest rate risk by using securitizations, syndications and other techniques to construct a portfolio with a staggered maturity profile. We monitor the impact of interest rate changes on the market for new originations and often have the flexibility to negotiate the terms of our investments to offset interest rate increases.
Typically, our long-term debt, or that of the projects in which we invest if applicable, is at fixed rates or may at times be fixed using interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges, if any, on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based on upon observed transactions for those assets in active markets.
We have $5.6 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $278 million of debt outstanding as of June 30, 2026 with unhedged variable interest rates. Accordingly, an increase in benchmark interest rates of 0.5% would increase the quarterly interest expense related to our variable rate borrowings by $348 thousand, while a decrease of 0.5% would lower the quarterly interest expense by the same amount. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Commodity and Environmental Attribute Price Risk
When we make equity or debt investments in an energy transition project that acts as a substitute for an underlying commodity, we may be exposed to volatility in prices for that commodity. The performance of renewable energy projects that produce electricity or natural gas can be impacted by volatility in the market prices of various forms of energy, including electricity, coal and natural gas. This is especially true for GC utility scale projects that sell power on a wholesale basis, whereas BTM projects compete against the retail or delivered costs of electricity which includes the cost of transmitting and distributing the electricity to the end user. Projects in which we invest, or in which we may plan to invest, may also be exposed to volatility in the prices of environmental attributes which the project may produce, such as renewable energy credits (“RECs”) or renewable identification numbers (“RINs”).
The cash flows of certain projects, and thus the repayment of or returns available for our assets, are subject to risk if energy or environmental attribute prices change. Although we generally focus on renewable energy projects that have the majority of their operating cash flow supported by long-term PPAs or leases, many of the projects in which we invest have shorter term contracts (which may have the potential of producing higher current returns) or sell their power, energy or environmental attributes in the open market on a merchant basis. We also attempt to mitigate our exposure through structural protections. These structural protections, which are typically in the form of a preferred return mechanism, are designed to allow recovery of our capital and an acceptable return over time. When structuring and underwriting these transactions, we evaluate these transactions using a variety of scenarios, including natural gas prices remaining low for an extended period of time. As energy or environmental attribute price volatility continues or as PPAs expire, the cash flows from certain of the projects in which we have invested are exposed to these market conditions. We work with the projects sponsors to minimize any impact as part of our on-going active asset management and portfolio monitoring.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended June 30, 2026, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of June 30, 2026, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2025 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the six months ended June 30, 2026, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
The table below summarizes our repurchases of common stock during 2026. These repurchases are related to the surrender of common stock by certain of our employees to satisfy their tax and other compensation related withholdings associated with the vesting of restricted stock. The price paid per share is based on the closing price of our common stock as of the date of the withholding.

Period	Total number of shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
3/5/2026	55,916	$36.43	N/A	N/A
5/15/2026	27,361	41.19	N/A	N/A

There were 100,590 OP units held by our non-controlling interest holders exchanged for shares of our common stock during the six months ended June 30, 2026.
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

4.6
First Supplemental Indenture, dated as of April 13, 2022 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC’s and HAT Holdings II LLC’s 0.00% Green Exchangeable Senior Note due 2025).(incorporated by reference to Exhibit 4.2 on the Registrant’s Form 8-K (No. 011-35877) filed on April 15, 2022)

4.7
Indenture, dated as of August 11, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, and Hannon Armstrong Sustainable Infrastructure Capital, Inc., Hannon Armstrong Sustainable Infrastructure, L.P., and Hannon Armstrong Capital, LLC, as guarantors, and U.S. Bank Trust Company, National Association, as trustee. (incorporated by reference to Exhibit 4.1 on the Registrant’s Form 8-K (No. 011-35877) filed on August 11, 2023)

4.8
Indenture, dated as of December 7, 2023 by and among HAT Holdings I LLC and HAT Holdings II LLC, as issuers, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HAT Holdings I LLC and HAT Holdings II LLC’s 8.00% Green Senior Unsecured Note due 2027) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on December 7, 2023)

4.9
Indenture, dated as of July 1, 2024 by and among Hannon Armstrong Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of Hannon Armstrong Sustainable Infrastructure Capital, Inc.’s 6.375% Green Senior Unsecured Note due 2034) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 1, 2024)

4.10
Indenture, dated as of June 24, 2025 by and among HA Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.11
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated June 24, 2025 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.150% Green Senior Unsecured Note due 2031 and 6.750% Green Senior Unsecured Note due 2035) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 24, 2025)

4.12
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated February 27, 2026 (including the form of HA Sustainable Infrastructure Capital, Inc.’s 7.125% Green Junior Subordinated Note due 2056) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on February 27, 2026)

4.13
Indenture Officer’s Certificate pursuant to Section 2.02 of the Indenture, dated March 2, 2026 (including the forms of HA Sustainable Infrastructure Capital, Inc.’s 6.000% Green Senior Unsecured Note due 2036) (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on March 2, 2026)

4.14
Indenture, dated as of June 24, 2026 by and among HA Sustainable Infrastructure Capital, Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including the form of HA Sustainable Infrastructure Capital, Inc.’s 5.950% Green Senior Unsecured Note due 2033) (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K (No. 001-35877), filed on June 26, 2026)

4.15
Registration Rights Agreement, dated as of June 24, 2026, by and among HA Sustainable Infrastructure Capital, Inc., the guarantors party thereto and the representatives of the Initial Purchasers party thereto (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K (No. 001-35877), filed on June 26, 2026)

10.1*	Letter Agreement, dated May 7, 2026, by and between the Company and Marc T. Pangburn
10.2*	Amendment to HASI Management HoldCo LLC 2024 LTIP Unit (Time-based HoldCo Units) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
10.3*	Amendment to HASI Management HoldCo LLC 2024 LTIP Unit (Relative TSR) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
10.4*	Amendment to HASI Management HoldCo LLC 2024 LTIP Unit (Adjusted EPS) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
10.5*	Amendment to HASI Management HoldCo LLC 2025 LTIP Unit (Time-based HoldCo Units) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
10.6*	Amendment to HASI Management HoldCo LLC 2025 LTIP Unit (Relative TSR) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
10.7*	Amendment to HASI Management HoldCo LLC 2025 LTIP Unit (Adjusted EPS) Award Agreement, dated May 7, 2026, by and between HASI Management HoldCo LLC and Marc T. Pangburn
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to section 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes—Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File Included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: August 7, 2026	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: August 7, 2026	/s/ Charles W. Melko
Charles W. Melko
Senior Managing Director, Chief Financial Officer, and Treasurer

Date: August 7, 2026	/s/ Michelle E. Whicher
Michelle E. Whicher
Senior Managing Director and Chief Accounting Officer