Form 10-Q
period 2026-09-30
HA Sustainable Infrastructure Capital, Inc.
filed 2026-11-06
CIK 1561894

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 128,485,212 shares of common stock, par value $0.01 per share, outstanding as of November 3, 2026 (which includes 540,159 shares of unvested restricted common stock).

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

- ii -

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Cash and cash equivalents	$102,287	$110,218
Equity method investments (includes $59 million and $28 million under fair value option, respectively)	5,503,446	4,115,909
Receivables, net of allowance of $59 million and $62 million, respectively ($1.1 billion and $629 million from equity method investees, respectively)	3,273,259	3,280,046
Receivables held-for-sale (includes $65 million under fair value option as of September 30, 2026)	86,422	113,938
Real estate and available-for-sale debt securities	69,820	76,291
Retained interests in securitization trusts, net of allowance of $3 million and $3 million, respectively	296,455	299,739
Other assets	299,434	191,824
Total Assets	$9,631,123	$8,187,965
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable, accrued expenses and other	$439,350	$380,702
Credit facilities	176,677	46,184
Commercial paper notes	474,563	225,212
Term loans payable	397,679	386,391
Non-recourse debt (secured by assets of $282 million and $311 million, respectively)	112,433	124,561
Senior notes	3,778,820	3,466,048
Junior subordinated notes	1,114,644	497,560
Convertible notes	401,010	403,438
Total Liabilities	6,895,176	5,530,096
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 50,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 450,000,000 shares authorized, 127,945,053 and 127,644,496 shares issued and outstanding, respectively	1,279	1,276
Additional paid-in capital	2,864,823	2,849,597
Accumulated deficit	(284,022)	(323,071)
Accumulated other comprehensive income (loss)	40,694	47,076
Non-controlling interest	113,173	82,991
Total Stockholders’ Equity	2,735,947	2,657,869
Total Liabilities and Stockholders’ Equity	$9,631,123	$8,187,965

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Interest and rental income ($23 million and $57 million for the three and nine months ended September 30, 2026 and $15 million and $51 million for the three and nine months ended September 30, 2025 from equity method investees, respectively)	$82,585	$68,976	$249,744	$202,894
Gain on sale of assets	7,514	24,898	46,097	51,395
Management fees and retained interest income	14,227	8,424	36,808	24,412
Origination fee and other income	10,136	766	26,830	6,989
Total revenue	114,462	103,064	359,479	285,690
Expenses
Interest expense	96,386	71,481	283,130	215,904
Provision (benefit) for loss on receivables and retained interests in securitization trusts	3,318	3,026	(3,147)	7,876
Compensation and benefits	21,770	27,388	83,788	70,498
General and administrative	16,294	6,326	34,430	22,201
Total expenses	137,768	108,221	398,201	316,479
Income (loss) before equity method investments	(23,306)	(5,157)	(38,722)	(30,789)
Income (loss) from equity method investments	213,878	124,560	313,531	370,227
Income (loss) before income taxes	190,572	119,403	274,809	339,438
Income tax (expense) benefit	(48,347)	(34,497)	(74,543)	(96,552)
Net income (loss)	$142,225	$84,906	$200,266	$242,886
Net income (loss) attributable to non-controlling interest holders	(4,256)	1,649	(2,875)	4,572
Net income (loss) attributable to controlling stockholders	$146,481	$83,257	$203,141	$238,314
Basic earnings (loss) per common share	$1.14	$0.66	$1.57	$1.94
Diluted earnings (loss) per common share	$1.04	$0.61	$1.47	$1.79
Weighted average common shares outstanding—basic	127,945,053	124,590,160	127,831,410	121,848,113
Weighted average common shares outstanding—diluted	143,576,560	139,610,248	143,484,212	138,403,054
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$142,225	$84,906	$200,266	$242,886
Unrealized gain (loss) on available-for-sale securities and retained interests in securitization trusts, net of tax benefit (provision) of $10.5 million and $14.5 million for the three and nine months ended September 30, 2026 and $0.8 million and $(1.7) million for the three and nine months ended September 30, 2025	(32,370)	447	(44,516)	7,754
Unrealized gain (loss) on interest rate swaps, net of tax benefit (provision) of $(4.4) million and $(12.4) million for the three and nine months ended September 30, 2026 and $2.3 million and $8.1 million for the three and nine months ended September 30, 2025	13,430	(6,635)	37,986	(23,475)
Comprehensive income (loss)	123,285	78,718	193,736	227,165
Less: Comprehensive income (loss) attributable to non-controlling interest holders	(4,674)	1,522	(3,023)	4,275
Comprehensive income (loss) attributable to controlling stockholders	$127,959	$77,196	$196,759	$222,890

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount
Balance at June 30, 2026	127,945	$1,279	$2,857,351	$(375,894)	$59,216	$108,098	$2,650,050
Net income (loss)	—	—	—	146,481	—	(4,256)	142,225
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	(31,623)	(747)	(32,370)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	13,101	329	13,430
Equity-based compensation	—	—	1,726	—	—	1,815	3,541
Other	—	—	5,746	—	—	9,180	14,926
Dividends and distributions	—	—	—	(54,609)	—	(1,246)	(55,855)
Balance at September 30, 2026	127,945	$1,279	$2,864,823	$(284,022)	$40,694	$113,173	$2,735,947

Balance at June 30, 2025	123,578	$1,236	$2,723,636	$(245,392)	$30,738	$78,417	$2,588,635
Net income (loss)	—	—	—	83,257	—	1,649	84,906
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	450	(3)	447
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(6,511)	(124)	(6,635)
Issued shares of common stock	2,436	25	67,270	—	—	—	67,295
Equity-based compensation	—	—	1,373	—	—	4,377	5,750
Other	59	—	2,269	—	—	(2,422)	(153)
Dividends and distributions	—	—	—	(53,365)	—	(1,009)	(54,374)
Balance at September 30, 2025	126,073	$1,261	$2,794,548	$(215,500)	$24,677	$80,885	$2,685,871

See accompanying notes.

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total
	Shares	Amount

Balance at December 31, 2025	127,644	$1,276	$2,849,597	$(323,071)	$47,076	$82,991	$2,657,869
Net income (loss)	—	—	—	203,141	—	(2,875)	200,266
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	(43,505)	(1,011)	(44,516)
Unrealized gain (loss) on interest rate swaps	—	—	—	—	37,123	863	37,986
Issued shares of common stock	76	1	2,377	—	—	—	2,378
Equity-based compensation	—	—	5,146	—	—	19,495	24,641
Other	225	2	7,703	—	—	19,181	26,886
Dividends and distributions	—	—	—	(164,092)	—	(5,471)	(169,563)
Balance at September 30, 2026	127,945	$1,279	$2,864,823	$(284,022)	$40,694	$113,173	$2,735,947

Balance at December 31, 2024	118,960	$1,190	$2,592,964	$(297,499)	$40,101	$68,319	$2,405,075
Net income (loss)	—	—	—	238,314	—	4,572	242,886
Unrealized gain (loss) on available-for-sale debt securities and retained interests in securitization trusts	—	—	—	—	7,626	128	7,754
Unrealized gain (loss) on interest rate swaps	—	—	—	—	(23,050)	(425)	(23,475)
Issued shares of common stock	6,920	69	189,954	—	—	—	190,023
Equity-based compensation	—	—	3,756	—	—	17,414	21,170
Other	193	2	7,874	—	—	(6,052)	1,824
Dividends and distributions	—	—	—	(156,315)	—	(3,071)	(159,386)
Balance at September 30, 2025	126,073	$1,261	$2,794,548	$(215,500)	$24,677	$80,885	$2,685,871

See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$200,266	$242,886
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loss on receivables and retained interests in securitization trusts	(3,147)	7,876
Depreciation and amortization	595	596
Amortization of financing costs	10,962	11,507
Equity-based expenses	27,277	24,023
Equity method investments	(68,025)	(235,764)
Non-cash gain on securitization	(38,049)	(34,376)
Loss on debt extinguishment	21,211	10,850
Changes in receivables held-for-sale	(13,499)	(175,462)
Changes in accounts payable, accrued expenses, and other	61,609	77,078
Change in accrued interest on receivables and debt securities	(85,605)	(34,543)
Cash received (paid) upon hedge settlement	31,247	17,696
Other	(4,987)	8,277
Net cash provided by (used in) operating activities	139,855	(79,356)
Cash flows from investing activities
Equity method investments	(1,576,396)	(341,933)
Equity method investment distributions received	194,699	52,258
Proceeds from sales of equity method investments	68,600	—
Purchases of and investments in receivables ($93 million and $132 million related to equity method investees, respectively)	(443,407)	(627,921)
Principal collections from receivables ($127 million and $338 million from equity method investees, respectively)	388,161	460,830
Proceeds from sales of receivables	15,282	8,344
Purchases of debt securities and retained interests in securitization trusts	(8,221)	(70,558)
Collateral provided to hedge counterparties	—	(5,670)
Collateral received from hedge counterparties	8,620	5,860
Other	65,452	7,803
Net cash provided by (used in) investing activities	(1,287,210)	(510,987)
Cash flows from financing activities
Proceeds from credit facilities	1,534,000	580,000
Principal payments on credit facilities	(1,404,000)	(420,000)
Proceeds from issuance of term loan	425,000	—
Principal payments on term loan	(414,925)	(17,868)
Principal payments on non-recourse debt	(10,447)	(6,484)
Proceeds from (repayments of) commercial paper notes	249,500	572,000
Proceeds from issuance of senior notes	1,395,260	996,174
Principal payments on convertible notes	—	(200,000)
Redemption of senior notes	(1,050,000)	(700,000)
Proceeds from issuances of junior subordinated notes	600,000	—
Net proceeds of common stock issuances	—	187,170
Payments of dividends and distributions	(168,515)	(155,627)
Redemption premium and fees paid	(17,942)	(8,395)
Payment of financing costs	(37,961)	(10,193)
Collateral provided to hedge counterparties	(41,370)	(124,340)
Collateral received from hedge counterparties	47,110	71,890
Other	11,166	(5,453)
Net cash provided by (used in) financing activities	1,116,876	758,874
Increase (decrease) in cash, cash equivalents, and restricted cash	(30,479)	168,531
Cash, cash equivalents, and restricted cash at beginning of period	145,223	150,156
Cash, cash equivalents, and restricted cash at end of period	$114,744	$318,687
Interest paid	$259,739	$211,085
Supplemental disclosure of non-cash activity
Interests retained from securitization transactions	$24,575	$15,164
Equity method investments retained from securitization and deconsolidation transactions	70,000	—
Removal of deferred financing obligation upon securitization	50,882	29,051
Property, plant, and equipment received upon consolidation of a VIE	164,986	—
Contract liability assumed upon consolidation of a VIE	25,000	—
Receivables eliminated upon consolidation of a VIE	126,242	—
Non-controlling interest added upon consolidation of a VIE	14,100	—
See accompanying notes.

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2026

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
2.Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and such differences could be material. These financial statements have been prepared in accordance with the instructions to Form 10-Q and should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025, as filed with the SEC. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations and cash flows have been included. Our results of operations for the three- and nine-month periods ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the full year or any other future period. Certain information and footnote disclosures normally included in our annual consolidated financial statements have been condensed or omitted. Certain amounts in the prior years have been reclassified to conform to the current year presentation.
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
Our equity investments are accounted for under the equity method of accounting. For those equity method investments where we have not elected the fair value option, the carrying value is determined based on amounts we invested, adjusted for earnings or losses of the investee allocated to us based on the terms of the LLC agreement, less distributions received. We generally conclude that investments where the LLC agreements contain preferences with regard to cash flows from operations, capital events or liquidation are considered to contain substantive profit sharing arrangements, so we accordingly reflect our share of profits and losses by determining the difference between our claim on the investee’s reported book value at the beginning and the end of the period, which is adjusted for distributions received and contributions made during the period. This claim is calculated as the amount we would receive if the investee were to liquidate all of its assets at the recorded amounts determined in accordance with GAAP and distribute the resulting hypothetical proceeds to creditors and investors in accordance with their respective priorities. This method is referred to as the hypothetical liquidation at book value method (“HLBV”). Our exposure to loss in these investments is limited to the amount of our equity investment, plus receivables from or guarantees made to the same investee, if any.
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
Equity method investments are typically eligible for the fair value option, an election which is made on an investment-by-investment basis at the inception of the investment. For investments where we make such an election, the associated unrealized gain or loss on such investments as well as any dividends are recorded as a component of net income in our statements of operations in Income (loss) from equity method investments.
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

Debt securities
Debt securities are loans that meet the criteria of ASC 320, Investments - Debt Securities. We have designated our debt securities as available-for-sale and carry these securities at fair value on our balance sheet. Unrealized gains and losses, to the extent not considered to be credit related, on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (“AOCI”) in equity on our balance sheet. When a security is sold, we reclassify the AOCI to earnings based on the specific identification of each security. Our initial investment and principal repayments of these debt securities are classified as investing activities and the interest collected is classified as operating activities in our consolidated statements of cash flows.
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
Recently Issued Accounting Pronouncements
Accounting standards updates issued before November 6, 2026, and effective after September 30, 2026, are not expected to have a material effect on our consolidated financial statements and related disclosures.
3.Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. The fair value accounting guidance provides a three-level hierarchy for classifying financial instruments. The levels of inputs used to determine the fair value of our financial assets and liabilities carried on the balance sheet at fair value and for those which only disclosure of fair value is required are characterized in accordance with the fair value hierarchy established by ASC 820 - Fair Value Measurement. Where inputs for a financial asset or liability fall in more than one level in the fair value hierarchy, the financial asset or liability is classified in its entirety based on the lowest level input that is significant to the fair value measurement of that financial asset or liability. We use our judgment and consider factors specific to the financial assets and liabilities in determining the significance of an input to the fair value measurements. As of September 30, 2026 and December 31, 2025, our retained interests in securitization trusts, our derivatives, receivables for which we have elected the fair value option, if any, and our debt securities were carried at fair value on the consolidated balance sheets on a recurring basis. The three levels of the fair value hierarchy are described below:

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

	As of September 30, 2026
	Fair Value	Carrying Value	Level
	(in millions)
Assets
Receivables	$3,160	$3,273	Level 3
Receivables held-for-sale (1)	87	86	Level 3
Debt securities (2)	67	67	Level 3
Retained interests in securitization trusts (3)	296	296	Level 3
Derivative assets	32	32	Level 2
Liabilities (4)
Credit facilities	$177	$177	Level 3
Commercial paper notes	475	475	Level 3
Term loans payable	401	401	Level 3
Non-recourse debt	107	115	Level 3
Senior notes	3,689	3,809	Level 1	(5)
Junior subordinated notes	1,137	1,130	Level 1	(5)
Convertible Notes	553	404	Level 2
(1)Included in our receivables held-for-sale balance as of September 30, 2026 are $65 million of receivables for which we have elected the fair value option. The amortized cost of our receivables held-for-sale was $77 million.
(2)The amortized cost of our debt securities as of September 30, 2026, was $52 million.
(3)The amortized cost of our retained interests in securitization trusts net of allowance for credit losses as of September 30, 2026 was $388 million.
(4)Fair value and carrying value exclude unamortized financing costs.
(5)In the nine months ended September 30, 2026, we determined that the markets for these instruments have become active enough for them to be valued using Level 1 inputs.

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

Equity method investment carried at fair value
The following table reconciles the beginning and ending balances for our Level 3 equity method investments for which we have elected the fair value option:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$25	$28	$28	$24
Equity method investment	—	5	—	9
Distributions	(1)	—	(4)	(1)
Unrealized gains (losses) on equity method investment (1)	35	—	35	1
Balance, end of period	$59	$33	$59	$33
(1)    Included in Income (loss) from equity method investments within our statements of operations.
We elected the fair value option on these assets because presenting them at fair value on our balance sheet best presents the economics of the underlying transaction. We valued these assets using a discounted cash flow valuation technique using a weighted average discount rate of 12% and 10% as of September 30, 2026 and December 31, 2025.
Receivables held-for-sale carried at fair value
The following table reconciles the beginning and ending balances for our Level 3 receivables held-for-sale for which we have elected the fair value option:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$51	$—	$—	$—
Investments in receivables held-for-sale	15	170	56	170
Unrealized gains (losses) on receivables held-for-sale (1)	(1)	21	9	21
Balance, end of period	$65	$191	$65	$191

(1)    Included in Gain on sale of assets within our statements of operations and in Non-cash gain on securitization within our statement of cash flows.
We elected fair value on these assets as we intend to securitize them with an institutional investor in the near term, and presenting them at fair value on our balance sheet best presents the economics we expect to realize from such transactions. We valued these assets using a discounted cash flow valuation technique using a weighted average discount rate of 7.2% as of September 30, 2026. The assets have an aggregate unpaid principal amount of $56 million as of September 30, 2026, and no assets are past due. There were no receivables held-for-sale on which we had elected the fair value option as of December 31, 2025.
Debt Securities
The following table reconciles the beginning and ending balances for our Level 3 debt securities that are carried at fair value on a recurring basis:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$72	$13	$73	$7
Purchases of debt securities	—	65	—	65
Equity method investee losses applied (1)	(3)	—	10	—
Unrealized gains (losses) on debt securities recorded in OCI	(2)	(3)	(16)	3
Balance, end of period	$67	$75	$67	$75
(1)    As described in Note 2, losses in excess of basis from equity method investments from which we have other outstanding instruments are allocated against those other instruments. In the nine months ended September 30, 2026, we were allocated income from these investments from which we had previously applied losses to related debt securities, so previously applied losses were reversed.
We had the following debt securities in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
September 30, 2026	$61	$6	$5.9	$1.2	3	5
December 31, 2025	62	7	0.3	0.9	1	5
(1)    Loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our debt securities, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 3% to 6% as of September 30, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our debt securities as of September 30, 2026 and December 31, 2025 were 10.4% and 9.7%, respectively.
Retained interests in securitization trusts
The following table reconciles the beginning and ending balances for our Level 3 retained interest in securitization trust assets that are carried at fair value on a recurring basis, with changes in fair value recorded through AOCI:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$332	$272	$300	$249
Accretion of retained interests in securitization trusts	6	5	17	14
Additions to retained interests in securitization trusts	3	5	32	23
Collections from retained interests in securitization trusts	(4)	(6)	(10)	(14)
Unrealized gains (losses) on retained interests in securitization trusts recorded in OCI	(41)	2	(43)	6
Balance, end of period	$296	$278	$296	$278

We had the following retained interests in securitization trusts in an unrealized loss position:

	Estimated Fair Value		Unrealized Losses (1)		Count of Assets
	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months	Assets with a loss shorter than 12 months	Assets with a loss longer than 12 months
	(in millions)
September 30, 2026	$109	$179	$16	$77	33	86
December 31, 2025	31	188	1	51	8	87
(1)    Other than the assets for which there is a reserve as discussed in Note 5, loss positions are due to interest rates movements and are not indicative of credit deterioration. We have the intent and ability to hold these assets until a recovery of fair value.
In determining the fair value of our retained interests in securitization trusts, we used a market-based risk-free rate and added a range of interest rate spreads based upon transactions involving similar assets of approximately 1% to 5% as of September 30, 2026 and December 31, 2025. The weighted average discount rates used to determine the fair value of our retained interests in securitization trusts as of September 30, 2026 and December 31, 2025 were 8.0% and 7.0%, respectively.
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
Impairment of equity method investments
In the quarter ended June 30, 2026, we identified two equity method investments as being other than temporarily impaired, and we recorded an impairment loss of $70 million which is included in Income from equity method investments within our statements of operations for the nine months ended September 30, 2026. To determine the amount of the impairment, we valued the investments using the discounted cash flow method. The valuations were prepared with Level 3 inputs, which include a discount rate of 10% and expected future cash flows.
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
We had cash deposits that are subject to credit risk as shown below:

	September 30, 2026	December 31, 2025
	(in millions)
Cash deposits	$102	$110
Restricted cash deposits (included in other assets)	13	35
Total cash deposits	$115	$145
Amount of cash deposits in excess of amounts federally insured	$114	$143

4.Non-Controlling Interest
Units of limited partnership interests in the Operating Partnership (“OP units”) that are owned by limited partners other than us are included in non-controlling interest on our consolidated balance sheets. The non-controlling interest holders are generally allocated their pro rata share of income, other comprehensive income and equity transactions.
The outstanding OP units not held by us represent approximately 2% of our outstanding OP units and are redeemable by the limited partners for cash, or at our option, for a like number of shares of our common stock. Non-controlling interest holders redeemed 100,590 OP units during the nine months ended September 30, 2026, and redeemed 137,046 OP units during the nine months ended September 30, 2025.
In the quarter ended June 30, 2026, we exercised our protective rights under a loan agreement to a project company. Our protective rights gave us the ability to direct the significant activities of the project company to which the loan was made, which caused us to consolidate the project company. The project developer remains an investor in the project as a non-controlling interest, and accordingly our non-controlling interest balance increased by $14 million as a result of the project consolidation. The non-controlling interest balance was recorded at fair value, and pro-rata allocations of income to the non-controlling investors will be made in subsequent periods. The non-controlling investors have no rights to other of our assets or income beyond those of the consolidated project company. In the quarter ended September 30, 2026, we foreclosed on a portion of the non-controlling owners’ equity interests. Accordingly, $6 million of equity was reclassified from non-controlling interest to additional paid in capital in that period.
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

5.Securitization of Financial Assets
The following summarizes certain transactions with securitization trusts:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Gains on securitizations	$4	$4	$33	$32
Cost of financial assets securitized	46	33	344	311
Proceeds from securitizations	50	37	377	343
Cash received from retained interests in securitization trusts and servicing fees	4	7	13	18
In securitization transactions, we typically retain servicing responsibilities and residual interests in the securitization trusts. We generally receive annual servicing fees that are typically up to 0.25% of the outstanding balance. We may periodically make servicer advances that are subject to credit risk. Assets related to our retained interests in securitization trusts are held on our balance sheet at fair value. Our retained interests are subordinate to investors’ interests, and their values are subject to credit, prepayment and interest rate risks on the transferred financial assets. Other than our retained interests in the trusts’ assets, the investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. In computing gains and losses on securitizations, we use discount rates which consist of base interest rates and spreads over these base rates. Spreads are based on a review of comparable recent transactions and we consider them to be Level 3 unobservable inputs. Depending on the nature of the transaction risks, the all-in discount rate ranged from 5.3% to 8.6% for the nine months ended September 30, 2026.
As of September 30, 2026 and December 31, 2025, the balance of securitized assets held in unconsolidated securitization trusts was $7.4 billion and $7.2 billion, respectively. As of September 30, 2026 and December 31, 2025, the securitization trusts held $6.8 billion and $6.6 billion, respectively, of notes due to investors.
As of September 30, 2026, there were no material payments from debtors to the securitization trusts that were greater than 90 days past due.
We have a $3 million allowance for losses on our retained interests in securitization trusts related to assets secured by property assessed clean energy liens. This allowance is a result of changes in our estimates of cash flows due to prepayments on certain of these assets. There has been no change in the underlying credit quality of the securitized assets since origination.
Of our retained interests in securitization trusts, 59% are related to contracts where the underlying cash flows are secured by an interest in real estate which are typically senior in terms of repayment to other financings. Receivables from contracts for the installation of energy efficiency and other technologies are the source of cash flows of 41% of our securitization residual assets. These technologies are typically installed in facilities owned by, or operated for or by, federal, state or local government entities where the ultimate obligor for the receivable is a governmental entity. The contracts may have guarantees of energy savings from third-party service providers, which typically are entities rated investment grade by an independent rating agency.
6.Our Portfolio
As of September 30, 2026, our Portfolio included approximately $9.1 billion of equity method investments, receivables, real estate, debt securities, and certain other assets on our balance sheet. The equity method investments represent our non-controlling equity investments in energy transition projects. The receivables and debt securities are typically collateralized by contractually committed debt obligations of government entities or private high credit quality obligors and are often supported by additional forms of credit enhancement, including security interests and supplier guaranties. The real estate is typically land and related lease intangibles for long-term leases to wind and solar projects.
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
The following is an analysis of the Performance Ratings of our Portfolio as of September 30, 2026, which is assessed quarterly:

	Portfolio Performance
	1 (1)			2 (2)	3 (3)		Total
	Commercial		Government	Commercial	Commercial
Receivable vintage (4)	(dollars in millions)
2026	$4		$—	$—	$—		$4
2025	527		—	—	—		527
2024	18		—	—	—		18
2023	861		—	32	—		893
2022	1,043		—	—	—		1,043
2021	265		—	—	—		265
Prior to 2021	557		25	—	—		582
Total receivables held-for-investment	3,275		25	32	—		3,332
Less: Allowance for loss on receivables	(53)		—	(6)	—		(59)
Net receivables held-for-investment	3,222		25	26	—		3,273
Receivables held-for-sale	83		3	—	—		86
Debt securities and real estate	68		2	—	—		70
Equity method investments	5,478	(5)	—	25	—		5,503
Other Portfolio assets	—		—	—	132	(6)	132
Total	$8,851		$30	$51	$132		$9,064
Percent of Portfolio	98%		—%	1%	1%		100%

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
(5)Included in this amount are two investments for which we recognized a GAAP impairment loss of $70 million in the quarter ended June 30, 2026. The impairment was made to reflect changes in assumptions including the current market discount rate, as discussed below. The projects continue to operate, and we expect to receive distributions from the projects in excess of our invested capital.
(6)As discussed above, we exercised our protective rights under a loan agreement related to two loans which caused us to consolidate the project company to which the loans were made. Our receivables balance eliminated in consolidation is $132 million. Included on our consolidated balance sheet as of September 30, 2026 is $174 million of in-construction fixed assets, a $25 million liability to be paid upon project completion, and a $16 million non-controlling interest. While we believe partial recovery is probable, we determined that remediation efforts will be more costly than expected when we consolidated the assets, leading us to believe there is now substantial doubt we will recover all of our invested capital. Accordingly, in the third quarter of 2026, we moved these assets to Category 3.
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
Receivables
As of September 30, 2026, our allowance for losses on receivables was $59 million based on our expectation of credit losses over the lives of the receivables in our portfolio. During the three months ended September 30, 2026, we increased our reserve by approximately $3 million, driven primarily by changes in loan-specific reserve assumptions.
Below is a summary of the carrying value of our receivables held-for-investment, loan funding commitments, and allowance by type of receivable or “Portfolio Segment”, as defined by ASC 326, as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Loan Funding Commitments	Allowance	Gross Carrying Value	Loan Funding Commitments	Allowance
	(in millions)
Commercial (1)	$3,307	$242	$59	$3,311	$388	$62
Government (2)	25	—	—	31	—	—
Total	$3,332	$242	$59	$3,342	$388	$62
(1)As of September 30, 2026, this category of assets includes $1.7 billion of mezzanine loans made on a non-recourse basis to bankruptcy-remote special purpose subsidiaries of residential solar companies which hold residential solar assets where we rely on certain limited indemnities, warranties, and other obligations of the residential solar companies or their other subsidiaries. These residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity.

Risk characteristics of our commercial receivables include a project’s operating risks, which include the impact of the overall economic environment, the sectors in which we invest, the effect of local, industry, and broader economic factors, the impact of any variation in weather and trends in interest rates. We use assumptions related to these risks to estimate an allowance using a discounted cash flow analysis or the PD/LGD method as discussed in Note 2 to our financial statements in this Form 10-Q. For those assets in Performance Rating 1, the credit worthiness of the obligor combined with the various structural protections of our assets cause us to believe we have a low risk we will not receive our invested capital, however we recorded a $53 million allowance on these $3.3 billion in assets as a result of lower probability assumptions utilized in our allowance methodology.
(2)As of September 30, 2026, our government receivables include $4 million of U.S. federal government transactions and $21 million of transactions where the ultimate obligors are state or local governments.
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
The following table reconciles our beginning and ending allowance for loss on receivables by Portfolio Segment:

	Three months ended September 30, 2026		Three months ended September 30, 2025
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$56	$—	$55
Provision for loss on receivables	—	3	—	3
Ending balance	$—	$59	$—	$58

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Government	Commercial	Government	Commercial
	(in millions)
Beginning balance	$—	$62	$—	$50
Provision for loss on receivables	—	(3)	—	8
Ending balance	$—	$59	$—	$58
We have no receivables on non-accrual status.
The following table provides a summary of the maturity dates of our receivables and the weighted average yield for each range of maturities as of September 30, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$3,332	$54	$1,828	$471	$979
Weighted average yield by period	9.5%	9.5%	10.4%	9.3%	8.0%

Debt Securities
The following table provides a summary of the maturity dates of our debt securities and the weighted average yield for each range of maturities as of September 30, 2026:

	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(dollars in millions)
Maturities by period (excluding allowance)	$67	$—	$—	$4	$63
Weighted average yield by period	8.8%	—%	—%	3.5%	9.2%
We had no debt securities that were impaired or on non-accrual status as of September 30, 2026 or December 31, 2025, and no allowances associated with our debt securities.

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
As of September 30, 2026, we held the following equity method investments:

Investee	Carrying Value
(in millions)
CarbonCount Holdings 1 LLC	$1,294
Jupiter Equity Holdings LLC	498
Palmetto HASI Holdings LLC	493
Other equity method investments	3,218
Total equity method investments	$5,503
Jupiter Equity Holdings LLC
We have a structured equity interest in Jupiter Equity Holdings LLC (“Jupiter”) that owns eight operating onshore wind projects and four operating utility-scale solar projects with an aggregate capacity of approximately 2.0 gigawatts. Through September 30, 2026, we have made capital contributions to Jupiter of approximately $562 million related to these projects reflecting final funding true-ups after all projects reached substantial completion. Alongside the project sponsor and under terms outlined in the partnership agreement, we have $75 million in loans outstanding to Jupiter to allow for the restructuring of certain power purchase agreements and tax equity arrangements, which we expect to increase both near-term cash flows and expected lifetime return. Those loans are included in our Related Party Transactions disclosures below. The projects typically feature cash flows from fixed-price power purchase agreements and financial hedges contracted with highly creditworthy off-takers and counterparties.
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
Palmetto HASI Holdings LLC
We have an equity investment in Palmetto HASI Holdings LLC (“Palmetto”) which owns residential solar projects developed and managed by the project sponsor. We have made investments in the sponsor equity interests of Palmetto of approximately $179 million through September 30, 2026. The Palmetto projects feature contracted cash flows with a diversified group of high credit quality residential off-takers.
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
To date, both we and KKR have each funded $1.1 billion of our individual $1.5 billion commitment amount. As of September 30, 2026, CCH1 contains $3.9 billion book value in Portfolio assets, of which 72% are equity method investments and of which 28% are receivables and debt securities. CCH1 has a principal amount of outstanding debt of $1.4 billion as of September 30, 2026. Debt proceeds are used to make investments incremental to the $1.5 billion commitment per investor. In December 2025, we advanced $63 million of KKR’s equity contribution on their behalf. We were reimbursed this amount by KKR in January 2026, and it is included as a cash inflow in Other within the Investing Activities within our statement of cash flows.
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

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Up-front origination fees	$8	$1	$18	$6
Ongoing asset management fees	7	2	16	6
Total	$15	$3	$34	$12

Other Related Party Transactions
Of our receivables, approximately $1.1 billion are loans made to entities in which we also have non-controlling equity investments of approximately $1.4 billion. Typically, these equity method investments are LLCs taxed as partnerships that we have entered into with various renewable energy project sponsors. We negotiate the commercial terms of these loans with the other partner, and the assets against which the project sponsors are borrowing are contributed into the LLCs. Our equity investments allow us to participate in the residual economics of those contributed assets alongside the other partner, and our rights under the project operating agreements do not allow us to make any significant unilateral decisions regarding the terms of the arrangement. These assets are bankruptcy remote from the project sponsor, and residential solar assets typically contain back-up servicer provisions to allow for continuity of operations in the event the project sponsor is unable to fulfill its duties in that capacity. We are not obligated to contribute capital to support these entities beyond agreements to make contributions to allow for the entities to purchase additional energy transition assets. Because the loans made to these entities are typically subordinate to senior debt and tax equity investors in the projects, these loans, which typically have maturities of over ten years, may accrue PIK interest in the early years of the project until sufficient cash flow is available for our interest payments. Any change in PIK interest is included in Change in accrued interest on receivables and debt securities in the Operating section of our statements of cash flows. On a quarterly basis, we assess these loans for any impairment inclusive of any PIK interest accrued under CECL as discussed above under Receivables.
The following table provides additional detail on our transactions with related party equity method investees:

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
	(in millions)
Interest income from related party loans	$23	$15	$57	$51
Additional investments made in related party loans	32	37	93	132
Principal collected from related party loans	3	259	127	338
Interest collected from related party loans	19	28	51	68
7.Credit facility and commercial paper notes
Unsecured Revolving Credit Facility
We had an unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders (the “Prior Unsecured Revolving Credit Facility”) with a maximum outstanding borrowing amount of $1.825 billion. The facility had a maturity date of April 2028. In the quarter ended September 30, 2026, we entered into a $2.250 billion unsecured revolving credit facility pursuant to a revolving credit agreement with a syndicate of lenders (the “Unsecured Revolving Credit Facility”). In connection with entering into the Unsecured Revolving Credit Facility, we terminated the Prior Unsecured Revolving Credit Facility. As of September 30, 2026, there were no borrowings outstanding. As of September 30, 2026, we had accrued availability fees of $1 million outstanding under the facility and approximately $18 million of remaining unamortized financing costs associated with the Unsecured Revolving Credit Facility that were capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Unsecured Revolving Credit Facility.
The applicable margin of the Unsecured Revolving Credit Facility is 1.625% for SOFR-based loans and 0.625% for prime rate-based loans, before applying any adjustments for achieved levels of carbon emissions avoidance. The Unsecured Revolving Credit Facility matures in July 2031 and contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends the Company declares. The Unsecured Revolving Credit Facility also includes customary events of default and remedies. The replacement of the Prior Unsecured Revolving Credit Facility with the Unsecured Revolving Credit Facility is treated as a modification under ASC 470.
Secured Credit Facility
In the quarter ended September 30, 2026, we entered into a secured revolving credit facility pursuant to a credit agreement with a single lender (“Secured Credit Facility”). The Secured Credit Facility has a maximum outstanding borrowing amount of $175 million and matures on the earlier of September 2031 or the date that is 45 days before the maturity date of our Unsecured Revolving Credit Facility. Borrowings are limited to the lesser of the total commitments or a borrowing base, which is equal to 85% of the pledged assets. The Secured Credit Facility bears interest at a rate of one-month Term SOFR or a base rate, plus an applicable margin of 1.25%. The Secured Credit Facility is subject to mandatory principal amortization of 5% per annum, with principal and interest payments due quarterly. The Secured Credit Facility contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases, and dividends the Company declares. The Secured Credit Facility also includes customary events of default and remedies.
As of September 30, 2026, the outstanding principal and accrued interest balance is $175 million. Approximately $1 million of unamortized financing costs associated with the Secured Credit Facility have been capitalized and included in other assets on our balance sheet and are being amortized on a straight-line basis over the term of the Secured Credit Facility. The current interest rate on the Secured Credit Facility is 5.15%. We have receivables, retained interests in securitization trusts, and equity method investments pledged with a carrying value of $216 million. Amounts due under the Secured Credit Facility as of September 30, 2026 are as follows:

Future maturities
(in millions)
October 1, 2026 to December 31, 2026	$2
2027	9
2028	8
2029	8
2030	7
2031	141
Total Secured Credit Facility	$175
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
Bank of America provides a direct-pay letter of credit to the noteholders in the same amount of each Credit-Enhanced Commercial Paper Note. The letter of credit is automatically drawn upon at maturity of a Credit-Enhanced Commercial Paper Note and the noteholders are repaid in full. We have a five business-day grace period during which we repay Bank of America for the amount drawn or issue a new Credit-Enhanced Commercial Paper Note. Following the five business-day grace period, any amount then-outstanding is converted into a loan from Bank of America. Credit-Enhanced Commercial Paper Notes are not redeemable or subject to voluntary prepayment and cannot exceed 397 days. An amount equal to the proceeds of our Credit-Enhanced Commercial Paper Notes are allocated to either the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions. As of September 30, 2026, we have $55 million of Credit-Enhanced Commercial Paper Notes outstanding under the facility and the current weighted average borrowing rate is 5.28%.
Credit-Enhanced Commercial Paper Notes will be issued at a discount based on market pricing, subject to broker fees of 0.10%. For issuance of the letter of credit, we will pay 1.325% on any drawn letter of credit amounts to Bank of America, N.A., and 0.35% on any unused letter of credit capacity. Any loans converted from drawn letter of credit amounts bear interest at a rate of Term SOFR plus 1.875%, plus an additional 0.10%. Fees paid on the drawn letters of credit may be adjusted by up to 0.10% to the extent our Portfolio achieves certain targeted levels of carbon emissions avoidance as measured by our CarbonCount metric. As of September 30, 2026, we have no remaining unamortized financing costs associated with the program and associated letter of credit. The associated letter of credit contains terms, conditions, covenants, and representations and warranties that are customary and typical for a transaction of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds, stock repurchases and dividends we declare. The letter of credit also includes customary events of default and remedies.

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
As of September 30, 2026, we had $420 million principal amount of Standalone Commercial Paper Notes outstanding and the current weighted average borrowing rate is 4.33%.
8.Long-term Debt
Senior Notes
We have outstanding senior unsecured notes issued by us or jointly by certain of our subsidiaries which are guaranteed by the Company and certain other subsidiaries (the “Senior Notes”). We are in compliance with all covenants as of September 30, 2026 and December 31, 2025. The Senior Notes impose certain requirements in the event that we merge with or sell substantially all of our assets to another entity. We allocate an amount equal to the net proceeds of our Senior Notes to the acquisition or refinance of, in whole or in part, eligible green projects, including assets that are neutral to negative on incremental carbon emissions.
The following are summarized terms of the Senior Notes as of September 30, 2026:

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
(3)We issued the $375 million aggregate principal amount of the 2030 Senior Notes for total proceeds of $371 million ($367 million net of issuance costs) at an effective interest rate of 3.871%. We may redeem the 2030 Senior Notes in whole or in part at redemption prices defined in the indenture governing the 2030 Senior Notes plus accrued and unpaid interest through the redemption date.
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
(6)In 2026, we issued the $1 billion aggregate principal amount of the 2033 Senior Notes for total proceeds of $996 million ($990 million net of issuance costs) at an effective rate of 6.019%.

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

The following table presents a summary of the components of the Senior Notes:

	September 30, 2026	December 31, 2025
	(in millions)
Principal	$3,775	$3,425
Accrued interest	48	73
Unamortized premium (discount)	(14)	(9)
Less: Unamortized financing costs	(30)	(23)
Carrying value of Senior Notes	$3,779	$3,466

The following table presents interest expense related to the Senior Notes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	$56	$50	$153	$139
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
The following are summarized terms of the Junior Subordinated Notes as of September 30, 2026:

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

The following table presents a summary of the components of our Junior Subordinated Notes:

	September 30, 2026	December 31, 2025
	(in millions)
Principal	$1,100	$500
Accrued interest	30	5
Less: Unamortized financing costs	(15)	(7)
Carrying value of Junior Subordinated Notes	$1,115	$498
The following table presents interest expense related to the Junior Subordinated Notes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	21	—	55	—
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
The following are summarized terms of the Convertible Notes as of September 30, 2026:

	Outstanding Principal Amount		Maturity Date	Stated Interest Rate	Interest Payment Dates	Conversion/Exchange Ratio	Conversion/Exchange Price	Issuable Shares	Dividend Threshold Amount (1)
	(in millions)							(in millions)
2025 Exchangeable Senior Notes	$—	(2)	May 1, 2025	0.000%	N/A	—	$—	—	$—
2028 Exchangeable Senior Notes	403		August 15, 2028	3.750%	February 15 and August 15	37.1362	26.93	14.9	$0.395
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
For the 2028 Exchangeable Senior Notes, following the occurrence of a make-whole fundamental change, we will, in certain circumstances, increase the exchange rate for a holder that converts its exchangeable notes in connection with such make-whole fundamental change. Upon exchange of the 2028 Exchangeable Senior Notes, exchange may be settled through cash, shares of our common stock or a combination of cash and shares of our common stock, at our election (as described in the indenture related to the 2028 Exchangeable Senior Notes). Additionally, upon the occurrence of certain fundamental changes involving us, holders of the 2028 Exchangeable Senior Notes may require us to redeem all or a portion of their notes for cash at a price of 100% of the principal amount outstanding, plus accrued and unpaid interest. We may redeem the 2028 Exchangeable Senior Notes in whole or in part, at our option, prior to the 62nd scheduled trading day immediately preceding the maturity date for such notes, if certain conditions are met including our common stock trading above 130% of the exchange price for at least 20 trading days, as set forth in the indenture relating to the 2028 Exchangeable Senior Notes. Any shares of our common stock issuable upon exchange of the 2028 Exchangeable Senior Notes will have certain registration rights.
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

The following table presents a summary of the components of our Convertible Notes:

	September 30, 2026	December 31, 2025
	(in millions)
Principal	$403	$403
Accrued interest	1	5
Less: Unamortized financing costs	(3)	(5)
Carrying value of Convertible Notes	$401	$403
The following table presents interest expense related to our Convertible Notes:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Interest Expense	$4	$4	$13	$15
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

CarbonCount Term Loan Facility
We had a CarbonCount Term Loan Facility (the “Prior Unsecured Term Loan Facility”) with a syndicate of banks. In the quarter ended September 30, 2026, we entered into a $400 million CarbonCount Term Loan Facility (the “Unsecured Term Loan Facility”) with a syndicate of banks. In connection with entering into the Unsecured Term Loan Facility, we terminated the Prior Unsecured Term Loan Facility. Principal amounts under the Unsecured Term Loan Facility bear interest at a rate of Term SOFR plus an applicable margin of 1.50% prior to any adjustment for achieved levels of carbon avoidance. The Unsecured Term Loan Facility has a maturity date of July 2029. The coupon on any drawn amounts is to be reset at monthly, quarterly, or semi-annual intervals at our election. Payments of 0.625% of the original term loan balance will be due quarterly beginning October 1, 2027.
As of September 30, 2026, the outstanding principal and accrued interest balance was $401 million, and the interest rate was 5.24%. Amounts which were due under the Unsecured Term Loan Facility as of September 30, 2026 were as follows:

Future maturities
(in millions)
October 1, 2026 to December 31, 2026	$1
2027	2
2028	10
2029	388
Total	401
Less: Unamortized Financing Costs	(3)
Carrying Value	$398
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
Delayed-draw term loan agreement
We had an agreement that provided for a delayed-draw term loan facility in an aggregate principal amount of up to $250 million, available to be drawn through the earlier of June 15, 2026 or the date when the full principal amount is drawn. Drawn loans, if any, were to mature on June 15, 2028. The facility had a commitment fee during the availability period, and bore interest at a rate of SOFR or alternative base rate plus applicable margins based on our credit rating. The applicable margins were 1.650% for SOFR-based loans and 0.650% for alternative base rate-based loans. The delayed-draw term loan facility contained terms, conditions, covenants, and representations and warranties that are customary and typical for transactions of this nature, including various affirmative and negative covenants, and limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, stock repurchases, and dividends we could declare. The delayed-draw term loan facility also included customary events of default and remedies. As of September 30, 2026, we have no outstanding principal and accrued interest balance under the facility. We repaid the delayed-draw term loan in the quarter ended September 30, 2026.
Non-recourse debt
We have outstanding the following asset-backed non-recourse debt and bank loans:

	Outstanding Balance as of				Anticipated Balance at Maturity	Carrying Value of Assets Pledged as of
	September 30, 2026	December 31, 2025	Interest Rate	Maturity Date		September 30, 2026	December 31, 2025	Description of Assets Pledged
	(dollars in millions)
HASI Harmony Issuer	84	93	6.78%	July 2043	—	249	274	Equity method investments
Other non-recourse debt (1)	31	35	3.15% - 7.23%	2029 to 2042	—	33	37	Receivables
Unamortized financing costs	(3)	(3)
Non-recourse debt (2)	$112	$125
(1)Other non-recourse debt consists of various debt agreements used to finance certain of our receivables. Scheduled debt service payment requirements are equal to or less than the cash flows received from the underlying receivables.
(2)The total collateral pledged against our non-recourse debt was $282 million and $311 million as of September 30, 2026 and December 31, 2025, respectively. These amounts include $12 million and $35 million of restricted cash pledged for debt service payments as of September 30, 2026 and December 31, 2025, respectively.
We have pledged the financed assets, and typically our interests in one or more parents or subsidiaries of the borrower that are legally separate bankruptcy remote special purpose entities as security for the non-recourse debt. There is no recourse for repayment of these obligations other than to the applicable borrower and any collateral pledged as security for the obligations. Generally, the assets and credit of these entities are not available to satisfy any of our other debts and obligations. The creditors can only look to the borrower, the cash flows of the pledged assets and any other collateral pledged, to satisfy the debt and we are not otherwise liable for nonpayment of such cash flows. The debt agreements contain terms, conditions, covenants and representations and warranties that are customary and typical for transactions of this nature, including limitations on the incurrence of liens and indebtedness, investments, fundamental organizational changes, dispositions, changes in the nature of business, transactions with affiliates, use of proceeds and stock repurchases. The agreements also include customary events of default, the occurrence of which may result in termination of the agreements, acceleration of amounts due and accrual of default interest. We typically act as servicer for the debt transactions. We were in compliance with all covenants as of September 30, 2026 and December 31, 2025.

We have guaranteed the accuracy of certain of the representations and warranties and other obligations of certain of our subsidiaries under certain of the debt agreements and provided an indemnity against certain losses from “bad acts” of such subsidiaries including fraud, failure to disclose a material fact, theft, misappropriation, voluntary bankruptcy or unauthorized transfers.
The stated minimum maturities of non-recourse debt as of September 30, 2026, were as follows:

Future minimum maturities
(in millions)
October 1, 2026 to December 31, 2026	$2
2027	6
2028	6
2029	6
2030	8
2031	7
Thereafter	80
Total minimum maturities	$115
Unamortized financing costs	(3)
Total non-recourse debt	$112

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

Interest Rate Swaps
We have entered into certain derivatives designed to hedge interest rate risk associated with certain of our floating-rate interest exposures, including floating-rate loans from our Unsecured Term Loan Facility, Unsecured Revolving Credit Facility, Secured Credit Facility and the anticipated refinancings of certain of our Senior Notes. From time to time we may also enter into forward-starting interest rate swaps to hedge interest rate risks associated with incremental debt we expect to issue.
We have entered into the following derivative transactions that are designated as cash flow hedges as of September 30, 2026:

Instrument type		Hedged Rate		Notional Value		Fair Value as of		Term of derivative and forecasted transactions
	Index					September 30, 2026	December 31, 2025
				$ in millions
Interest rate swap	1 month SOFR	3.79%		$200		$11	$(3)	March 2023 to March 2033
Interest rate swap	Overnight SOFR	3.09%		600	(1)	—	20	June 2026 to June 2033
Interest rate collar	1 month SOFR	3.70% - 4.00%	(2)	250		—	—	May 2023 to May 2026
Interest rate swaps	Overnight SOFR	4.39% to 4.42%	(3)	154	(4)	—	(6)	September 2023 to June 2033
Interest rate swap	Overnight SOFR	3.72%		375	(5)	—	8	June 2027 to June 2037
Interest rate swap	Overnight SOFR	3.48% - 4.36%	(3)	200		10	—	December 2026 to December 2033
Interest rate swap	Overnight SOFR	3.51% - 4.10%	(3)	105		6	—	March 2027 to March 2034
						$27	19
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
(4)    In the second quarter of 2026, we financially settled this swap for cash disbursements of approximately $3 million. The associated expense in AOCI will be released into net income as an increase to interest expense over the period of the forecasted transactions.
(5)     In the first quarter of 2026, we financially settled this swap for cash proceeds of approximately $2 million. The associated benefit in AOCI will be released into net income as a benefit to interest expense over the period of the forecasted transactions.
The fair values of our interest rate derivatives designated and qualifying as effective cash flow hedges are reflected in our consolidated balance sheets as a component of other assets (if in an unrealized gain position) or accounts payable, accrued expenses and other (if in an unrealized loss position) and in net unrealized gains and losses in AOCI. As of September 30, 2026, all of our derivatives were designated as hedging instruments which were deemed to be effective. As of September 30, 2026, we hold $15 million of collateral posted by our counterparties, which we have netted against the derivative asset that is included in other assets on our balance sheet. The below table shows the changes in our AOCI balance related to our interest rate derivatives designated and qualifying as effective cash flow hedges:

(Amounts in millions)
Beginning Balance - December 31, 2024	$86
Changes in fair value	(23)
Amounts released into interest expense	(4)
Ending Balance - December 31, 2025	$59
Changes in fair value	38
Amounts released into interest expense	(3)
Ending Balance - September 30, 2026	$94

We expect a net benefit of approximately $11 million to be released out of AOCI into interest expense over the 12 months following September 30, 2026. The below table shows the benefit (expense) included in interest expense as a result of our hedging activities for the three and nine months ended September 30, 2026 and 2025, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in thousands)
Benefit (expense) included in interest expense due to hedging activities	$1,954	$1,395	$3,280	$3,219
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
Guarantees and other commitments
In connection with some of our transactions, we have provided certain limited representations, warranties, covenants and/or provided an indemnity against certain losses resulting from our own actions, including related to certain investment tax credits. As of September 30, 2026, there have been no such actions resulting in claims against the Company.
As a part of broader project restructuring in order to increase our expected cash flows from the investment, we alongside the project sponsor, made guarantees to support the working capital needs of two of the project companies owned by Jupiter, an equity method investee. The guarantees are in effect until the tax equity investors in those project companies achieve their target preferred returns, and our contractual maximum under these guarantees is $53 million, and is limited to $20 million in any particular calendar year. If required, we would satisfy these guarantees by making additional equity contributions to Jupiter. As of September 30, 2026, we have no liability recorded as a result of these guarantees as we believe it is not probable we will be required to perform under them. As of September 30, 2026, we have not been asked to perform under them.
We have made a guarantee related to the financing of four of our joint venture entities that own debt securities of energy efficiency projects. We received $88 million of the proceeds of this financing arrangement, and in turn have guaranteed the obligations of the entity related to this financing, which includes collateral posting requirements as well as repayment of the financing at maturity in February 2027. As of September 30, 2026, our maximum obligation under this guarantee is approximately $104 million. We believe the likelihood of having to perform under the guarantee is remote, have recorded no liability associated with this guarantee, and presently have not been required to post collateral as the assets of the joint venture entities are enough to support the financing obligation. We have executed a separate agreement with our joint venture partner pursuant to which it is liable for 15% of this obligation repayable to us.
10.    Income Tax
We recorded an income tax benefit (expense) of approximately $(48) million and $(75) million for the three and nine months ended September 30, 2026, compared to a $(34) million and $(97) million income tax benefit (expense) in the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2026 and 2025, our income tax benefit (expense) was determined using the statutory federal tax rate of 21%, and combined state tax rates, net of federal benefit, of approximately 4% for 2026 and 5% for 2025.

11.    Equity
Dividends and Distributions
Our board of directors declared the following dividends in 2025 and 2026:

Announced Date	Record Date		Pay Date	Amount per share
2/13/2025	4/4/2025		4/18/2025	$0.420
5/7/2025	7/2/2025		7/11/2025	$0.420
8/7/2025	10/3/2025		10/17/2025	$0.420
11/6/2025	12/29/2025	(1)	1/9/2026	$0.420
2/12/2026	4/2/2026		4/17/2026	$0.425
5/7/2026	7/2/2026		7/10/2026	$0.425
8/6/2026	10/2/2026		10/16/2026	$0.425
11/5/2026	12/29/2026		1/8/2027	$0.425
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

Date/Period	Common Stock Offerings	Shares Issued	Price Per Share		Net Proceeds (1)
		(amounts in millions, except per share amounts)
Q1 2025	ATM	1.629	29.07	(2)	47
Q2 2025	ATM	2.755	26.91	(2)	73
Q3 2025	ATM	2.435	27.94	(2)	67
Q4 2025	ATM	1.543	32.40	(2)	50
Q1 2026	ATM	—	—		—
Q2 2026	ATM	—	—		—
Q3 2026	ATM	—	—		—
(1)Net proceeds from the offerings are shown after deducting underwriting discounts and commissions.
(2)Represents the average price per share at which investors in our ATM offerings purchased our shares.
Equity-based Compensation Awards
We have issued equity awards that vest from 2026 to 2030 subject to service, performance and market conditions. During the nine months ended September 30, 2026, our board of directors awarded employees and directors 762,787 shares of restricted stock, restricted stock units and LTIP Units that vest from 2027 to 2030. Refer to Note 4 to our financial statements in this Form 10-Q for background on the LTIP Units.

For the three and nine months ended September 30, 2026 we recorded $4 million and $25 million of stock based compensation, respectively, compared to $6 million and $21 million during the three and nine months ended September 30, 2025, respectively. We have a retirement policy which provides for full vesting at retirement of any time-based awards that were granted prior to the date of retirement and permits the vesting of market-based or performance-based awards that were granted prior to the date of retirement according to the original vesting schedule of the award, subject to the achievement of the applicable market or performance measures. Employees are eligible for the retirement policy upon meeting age and years of service criteria. The total unrecognized compensation expense related to awards of shares of restricted stock, restricted stock units, and LTIP Units was approximately $21 million as of September 30, 2026. We expect to recognize compensation expense related to our equity awards over a weighted-average term of approximately 2 years. A summary of the unvested shares of restricted common stock that have been issued is as follows:

	Restricted Shares of Common Stock	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	319,380	$28.50	$9.1
Granted	275,664	28.73	7.9
Vested	(92,529)	29.82	(2.8)
Forfeited	(38,564)	28.00	(1.0)
Ending Balance — December 31, 2025	463,951	$28.41	$13.2
Granted	262,531	37.14	9.7
Vested	(148,199)	27.99	(4.1)
Forfeited	(29,821)	32.17	(1.0)
Ending Balance — September 30, 2026	548,462	$32.50	$17.8
A summary of the unvested shares of restricted stock units that have market-based vesting conditions that have been issued is as follows:

	Restricted Stock Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	78,742	$44.44	$3.5
Granted	—	—	—
Incremental performance shares granted	—	—	—
Vested	(4,376)	41.64	(0.2)
Forfeited	(26,810)	54.04	(1.4)
Ending Balance — December 31, 2025	47,556	$39.29	$1.9
Granted	—	—	—
Incremental performance shares granted	11,365	39.29	0.4
Vested	(58,921)	39.29	(2.3)
Forfeited	—	—	—
Ending Balance — September 30, 2026	—	$—	$—

(1)    As discussed in Note 2, restricted stock units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of the Company’s common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have time-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	560,971	$29.99	$16.9
Granted	391,234	28.13	11.0
Vested	(281,048)	31.79	(8.9)
Forfeited	(10,800)	27.77	(0.3)
Ending Balance — December 31, 2025	660,357	$28.16	$18.7
Granted	293,975	37.45	11.0
Vested	(416,449)	28.43	(12.0)
Forfeited	(33,500)	36.63	(1.2)
Ending Balance — September 30, 2026	504,383	$32.79	$16.5

(1)    See Note 4 for information on the vesting of LTIP Units.
A summary of the unvested LTIP Units that have market-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	535,608	$42.87	$23.0
Granted	119,735	45.66	5.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	(125,550)	54.77	(6.9)
Ending Balance — December 31, 2025	529,793	$40.68	$21.6
Granted	103,141	50.65	5.2
Incremental performance shares granted	67,690	50.65	3.4
Vested	(367,424)	39.44	(14.5)
Forfeited	(16,750)	58.10	(1.0)
Ending Balance — September 30, 2026	316,450	$46.59	$14.7

(1)    See Note 4 for information on the vesting of LTIP Units. LTIP Units with market-based vesting conditions can vest between 0% and 200% subject to both the absolute performance of our common stock as well as relative performance compared to a group of peers. The incremental performance shares granted relate to the vesting of awards at the achieved performance level.

A summary of the unvested LTIP Units that have performance-based vesting conditions that have been issued is as follows:

	LTIP Units (1)	Weighted Average Grant Date Fair Value	Value
		(per share)	(in millions)
Ending Balance — December 31, 2024	128,024	$25.96	$3.3
Granted	119,735	28.73	3.5
Incremental performance shares granted	—	—	—
Vested	—	—	—
Forfeited	—	—	—
Ending Balance — December 31, 2025	247,759	$27.30	$6.8
Granted	103,140	36.63	3.7
Incremental performance shares granted	—	—	—
Vested	(17,700)	27.37	(0.5)
Forfeited	(16,750)	36.63	(0.6)
Ending Balance — September 30, 2026	316,449	$29.84	$9.4
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

The computation of basic and diluted earnings per common share of our common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:	(in millions, except share and per share data)
Net income (loss) attributable to controlling stockholders and participating securities	$146.5	$83.3	$203.1	$238.3
Less: Dividends and distributions on participating securities	(0.4)	(0.5)	(1.5)	(1.4)
Less: Undistributed earnings attributable to participating securities	(0.8)	(0.3)	(0.3)	(0.7)
Net income (loss) attributable to controlling stockholders — basic	145.3	82.5	201.3	236.2
Add: Interest expense related to Convertible Notes under the if-converted method	3.2	3.0	9.3	11.0
Add: Undistributed earnings attributable to participating securities	0.8	0.3	0.3	0.7
Net income (loss) attributable to controlling stockholders — dilutive	$149.3	$85.8	$210.9	$247.9

Denominator:
Weighted-average number of common shares — basic	127,945,053	124,590,160	127,831,410	121,848,113
Weighted-average number of common shares — diluted	143,576,560	139,610,248	143,484,212	138,403,054
Basic earnings per common share	$1.14	$0.66	$1.57	$1.94
Diluted earnings per common share	$1.04	$0.61	$1.47	$1.79

Securities being allocated a portion of earnings:
Weighted-average number of OP units	2,421,713	1,757,228	2,228,628	1,663,733

	As of September 30,
	2026	2025
Participating securities:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions outstanding at period end	1,052,845	1,110,280

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Potentially dilutive securities as of period end that were not dilutive for the presented periods:
Unvested restricted common stock and unvested LTIP Units with time-based vesting conditions	1,052,845	1,110,280	1,052,846	1,110,280
Restricted stock units	—	—	—	47,556
LTIP Units with market-based vesting conditions	—	119,735	—	401,769
LTIP Units with performance-based vesting conditions	197,125	247,761	197,125	247,761
Potential shares of common stock related to Convertible Notes	—	—	—	—

13.    Equity Method Investments
As of September 30, 2026 and December 31, 2025, we had 51 and 47 equity method investments, respectively. The majority of these investees are limited liability companies taxed as partnerships wherein we participate in cash distributions and tax attributes according to pre-negotiated profit-sharing arrangements. The limited liability company agreements do not define a fixed percentage of our ownership of these entities, and our claims on the net assets of each investment changes over time as preferred investors achieve their pre-negotiated preferred returns. We describe our accounting for non-controlling equity investments in Note 2.
The following is a summary of the consolidated balance sheets and income statements of the entities in which we have a significant equity method investment. These amounts are presented on the underlying investees’ accounting basis. In certain instances, adjustment to these equity values may be necessary in order to reflect our basis in these investments, for reasons including but not limited to the investees reporting to us being on a cost basis rather than a fair value basis or due to our allocations under HLBV differing from our purchase price of the investment. As described in Note 2, any difference between the amount of our investment and the amount of our share of underlying equity is generally amortized over the life of the assets and liabilities to which the differences relate. Certain of our equity method investments have the unrealized mark-to-market losses on energy hedges at the project level that do not qualify for hedge accounting. These unrealized mark-to-market losses, which resulted from rising energy prices, are recorded in the revenue line of the projects’ statements of operations. As these swaps are settled, the projects will sell power at the higher market price, offsetting the loss recognized on the energy hedges. Certain of the projects in which we have equity method investments also have interest rate swaps which are designated as cash flow hedges, and we recognize the portion of the gain or loss allocated to us related to those instruments through other comprehensive income. As of September 30, 2026 and December 31, 2025, we have accumulated other comprehensive income net of tax effect of $35 million and $24 million respectively, related to the interest rate swaps designated as cash flow hedges by our investees.

	Palmetto HASI Holdings LLC	Other Investments (1)	Total
	(in millions)
Balance Sheet
As of June 30, 2026
Current assets	$114	$1,095	$1,209
Total assets	4,457	22,761	27,218
Current liabilities	46	1,119	1,165
Total liabilities	1,629	10,533	12,162
Members’ equity	2,828	12,228	15,056
As of December 31, 2025
Current assets	262	908	1,170
Total assets	4,185	20,366	24,551
Current liabilities	56	893	949
Total liabilities	1,336	9,554	10,890
Members’ equity	2,849	10,812	13,661
Income Statement
For the six months ended June 30, 2026
Revenue	81	902	983
Income (loss) from continuing operations	(43)	2	(41)
Net income (loss)	(43)	2	(41)
For the six months ended June 30, 2025
Revenue	25	662	687
Income (loss) from continuing operations	(37)	(67)	(104)
Net income (loss)	(37)	(67)	(104)
(1)Represents aggregated financial statement information for investments not separately presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In this Form 10-Q, unless specifically stated otherwise or the context otherwise indicates, references to “we,” “our,” “us,” and the “Company” refer to HA Sustainable Infrastructure Capital, Inc., a Delaware corporation, Hannon Armstrong Sustainable Infrastructure, L.P., and any of our other subsidiaries. Hannon Armstrong Sustainable Infrastructure, L.P. is a Delaware limited partnership of which we are the sole general partners and to which we refer in this Form 10-Q as our “Operating Partnership.” We invest in projects which, among others things, are focused on reducing the impact of greenhouse gases that have been scientifically linked to climate change. We refer to these gases, which are often for consistency expressed as carbon dioxide equivalents, as carbon emissions.
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
Our Business
We are an investor in sustainable infrastructure assets advancing the energy transition. With more than $19 billion in Managed Assets, our investment strategy is focused primarily on long-lived real assets that generate long-term recurring cash flows. Our investments take many forms, including equity, joint ventures, real estate, receivables or securities, and other financing transactions. We generate recurring income from net investment income from our portfolio, from income through our residual ownership in securitization and co-investment structures, and from asset management and other services. We also generate income through gain-on-sale securitization transactions, broker/dealer and other services.
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
•reliant upon proven commercial technologies; and

•originated by programmatic clients.
We completed approximately $1.1 billion and $2.8 billion of transactions during the three and nine months ended September 30, 2026, respectively, compared to approximately $649 million and $1.5 billion during the same periods in 2025, respectively. As of September 30, 2026, our total Managed Assets are $19.0 billion, and include our Portfolio, the portion of assets owned by others in our co-investment vehicle, and other assets in securitization trusts. We held approximately $9.1 billion of transactions on our balance sheet, which we refer to as our “Portfolio.” As of September 30, 2026, our Portfolio consisted of over 700 assets and we seek to manage the diversity of our Portfolio by, among other factors, project type, project operator, type of investment, type of technology, transaction size, geography, obligor and maturity. The fee-generating assets attributable to other investors in our co-investment structures that were not consolidated as part of our Portfolio totaled approximately $2.0 billion.
Certain of the assets we originate have a risk and return profile which makes them better suited for other institutional investors rather than for inclusion in our own Portfolio. We finance such investments via securitization transactions, where we transfer all or a portion of an investment to a securitization trust in exchange for cash and/or residual interests in the trust, and in some cases, ongoing fees. As of September 30, 2026, we manage approximately $7.4 billion in assets in such securitization trusts.
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
Investing greater than 30% of our equity capital in any single investment requires the approval of a majority of our independent directors. A single investment of greater than 15% of our equity capital may require the approval of a majority of our independent directors, if the investment does not meet certain board-approved investment criteria. We may adjust the mix and duration of our assets over time in order to allow us to manage various aspects of our Portfolio, including expected risk-adjusted returns, macroeconomic conditions, liquidity, availability of adequate financing for our assets, and our exemption from registration as an investment company under the 1940 Act.
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
We have a large and active pipeline of potential new opportunities that are in various stages of our underwriting process. We refer to potential opportunities as being part of our pipeline if we have determined that the project fits within our investment strategy and exhibits the appropriate risk and reward characteristics through an initial credit analysis, including a quantitative and qualitative assessment of the opportunity, as well as research on the relevant market and sponsor. Our pipeline of transactions that could potentially close in the next 12 months consists of opportunities in which we will be the lead originator as well as opportunities in which we may participate with other institutional investors. There can be no assurance with regard to any specific terms of such pipeline transactions or that any or all of the transactions in our pipeline will be completed. As of September 30, 2026, our pipeline consisted of more than $6.5 billion in new equity, debt and real estate opportunities. Of our pipeline, approximately 44% is related to BTM assets, 30% is related to GC assets, and 19% are related to FTN assets, with the remainder related to other sustainable infrastructure.
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
Critical Accounting Policies and Use of Estimates
Our financial statements are prepared in accordance with GAAP, which requires the use of estimates and assumptions that involve the exercise of judgment and use of assumptions as to future uncertainties. Understanding our accounting policies and the extent to which we make judgments and estimates in applying these policies is integral to understanding our financial statements. We believe the estimates and assumptions used in preparing our financial statements and related footnotes are reasonable and supportable based on the best information available to us as of September 30, 2026. Various uncertainties may materially impact the accuracy of the estimates and assumptions used in the financial statements and related footnotes and, as a result, actual results may vary significantly from estimates.
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
Our Portfolio totaled approximately $9.1 billion as of September 30, 2026 and included approximately $4.4 billion of BTM assets, approximately $3.0 billion of GC assets, and approximately $1.7 billion of FTN assets. Approximately 60% of our Portfolio consisted of equity method investments in renewable energy related projects. Approximately 33% consisted of fixed-rate receivables and debt securities, approximately 6% consisted of floating-rate receivables, and 1% of our Portfolio was real estate leased to renewable energy projects under lease agreements and other Portfolio assets. Our Portfolio consisted of over 700 transactions with an average size of $12 million and the weighted average remaining life of our Portfolio of approximately 15 years as of September 30, 2026. Our Portfolio consisted of the following asset classes as of September 30, 2026:

Community Solar, 7%
Commercial & Industrial, 5%
Public Sector, 2%
Other, 1%
Residential Solar & Storage, 33%
Fuels, Transport, & Nature, 19%
Onshore Wind, 17%
Grid-connected Solar & Storage, 16%

The table below provides details on the interest rate and maturity of our receivables and debt securities as of September 30, 2026:

	Balance		Maturity
	(in millions)
Floating rate receivables, interest rates 9.50% or greater per annum	$500		2027 to 2030
Fixed-rate receivables, interest rates less than 5.00% per annum	38		2029 to 2047
Fixed-rate receivables, interest rates from 5.00% to 6.49% per annum	45		2026 to 2041
Fixed-rate receivables, interest rates from 6.50% to 7.99% per annum	953		2027 to 2069
Fixed-rate receivables, interest rates from 8.00% to 9.49% per annum	952		2026 to 2067
Fixed-rate receivables, interest rates 9.50% or greater per annum	844		2027 to 2050
Receivables	3,332	(1)
Allowance for loss on receivables	(59)
Receivables, net of allowance	3,273
Fixed-rate debt securities, interest rates less than 5.00% per annum	6		2033 to 2047
Fixed-rate debt securities, interest rates from 8.00% to 9.49% per annum	59		2055
Fixed-rate debt securities, interest rates 9.50% or greater per annum	2		2055
Total receivables and debt securities	$3,340
(1)    Excludes receivables held for sale of $86 million.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(dollars in millions)
Portfolio receivables, debt securities, and real estate
Interest and rental income from receivables, debt securities, and real estate	$81	$68	$246	$200
Average balance of receivables, debt securities, and real estate	$3,438	$3,220	$3,510	$3,170
Average yield from receivables, debt securities, and real estate	9.5%	8.5%	9.3%	8.4%
Debt
Interest expense (1)	$95	$71	$262	$205
Average balance of debt	$6,192	$4,805	$5,681	$4,712
Average cost of debt	6.2%	5.9%	6.1%	5.8%
(1) Excludes any loss on debt modification or extinguishment included in interest expense in our income statements.

    The following table provides a summary of our anticipated principal repayments for our receivables and debt securities as of September 30, 2026:

	Principal payment due by Period
	Total	Less than 1 year	1-5 years	5-10 years	More than 10 years
	(in millions)
Receivables (excluding allowance)	$3,332	$234	$2,280	$639	$179
Debt securities	67	—	7	3	57

See Note 6 to our financial statements in this Form 10-Q for information on:
•the anticipated maturity dates of our receivables and debt securities and the weighted average yield for each range of maturities as of September 30, 2026;
•the Performance Ratings of our Portfolio; and
•the receivables on non-accrual status.
For information on our retained interests in securitization trusts, see Note 5 to our financial statements in this Form 10-Q. These assets do not have a contractual maturity date and the underlying securitized assets have contractual maturity dates until 2065.

Results of Operations
Comparison of the Three Months Ended September 30, 2026 vs. Three Months Ended September 30, 2025

	Three months ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$82,585	$68,976	$13,609	20%
Gain on sale of assets	7,514	24,898	(17,384)	(70)%
Management fees and retained interest income	14,227	8,424	5,803	69%
Origination fee and other income	10,136	766	9,370	1,223%
Total Revenue	114,462	103,064	11,398	11%
Expenses
Interest expense	96,386	71,481	24,905	35%
Provision (benefit) for loss on receivables and retained interests in securitization trusts	3,318	3,026	292	10%
Compensation and benefits	21,770	27,388	(5,618)	(21)%
General and administrative	16,294	6,326	9,968	158%
Total expenses	137,768	108,221	29,547	27%
Income (loss) before equity method investments	(23,306)	(5,157)	(18,149)	352%
Income (loss) from equity method investments	213,878	124,560	89,318	72%
Income (loss) before income taxes	190,572	119,403	71,169	60%
Income tax (expense) benefit	(48,347)	(34,497)	(13,850)	40%
Net income (loss)	$142,225	$84,906	$57,319	68%

•Net income increased by $57 million due primarily to an increase in income from equity method investments of $89 million and an increase in revenue of $11 million, offset partially by an increase in total expenses of $30 million and a $14 million increase in income tax expense.
•Total revenue increased by $11 million due to an increase in interest and rental income of $14 million caused by a higher average asset yield and a higher average Portfolio balance, a $9 million increase in origination fee and other income due to additional investments originated in co-investment structures, and a $6 million increase in management fees and retained interest income due to a larger fee-earning Managed Assets balance. These increases were partially offset by a $17 million decrease in gain on sale of assets driven primarily by a lower volume of assets securitized.
•Interest expense increased by $25 million due primarily to a larger average outstanding debt balance and a higher average interest rate driven in part by the issuance of Junior Subordinated Notes that bear a higher interest rate but which reduce our need to issue equity to maintain our desired financial leverage ratio as a result of the partial equity treatment of these instruments by rating agencies.
•We recorded a $3 million provision for loss on receivables and retained interests in securitization trusts, driven primarily by loan-specific reserves during the period.
•Compensation and benefits expenses decreased by $6 million primarily due to timing of incentive-based compensation accrued in the prior period. General and administrative expenses increased by $10 million, $8 million of which is attributable to expenses associated with the project company we recently consolidated as discussed in Note 6.
•Income from equity method investments in the three months ended September 30, 2026 was $214 million, of which $146 million was allocation of income from projects where tax credits were allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project. Another $35 million was related to an unrealized gain recognized on an equity method investment for which we have elected the fair value option. The unrealized gain was related to an investment in a solar asset servicing platform, and was driven by an increase in the profitability of the platform. Income from equity method investments in the three months ended September 30, 2025 was $125 million, of which $92 million was related to allocations of income related to tax credits allocated to other investors in solar projects.

•Income tax expense increased by $14 million primarily due to higher pre-tax book income driven by the items discussed above.
Comparison of the Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollars in thousands)
Revenue
Interest and rental income	$249,744	$202,894	$46,850	23%
Gain on sale of assets	46,097	51,395	(5,298)	(10)%
Management fees and retained interest income	36,808	24,412	12,396	51%
Origination fee and other income	26,830	6,989	19,841	284%
Total Revenue	359,479	285,690	73,789	26%
Expenses
Interest expense	283,130	215,904	67,226	31%
Provision (benefit) for loss on receivables and retained interests in securitization trusts	(3,147)	7,876	(11,023)	(140)%
Compensation and benefits	83,788	70,498	13,290	19%
General and administrative	34,430	22,201	12,229	55%
Total expenses	398,201	316,479	81,722	26%
Income (loss) before equity method investments	(38,722)	(30,789)	(7,933)	26%
Income (loss) from equity method investments	313,531	370,227	(56,696)	(15)%
Income (loss) before income taxes	274,809	339,438	(64,629)	(19)%
Income tax (expense) benefit	(74,543)	(96,552)	22,009	(23)%
Net income (loss)	$200,266	$242,886	$(42,620)	(18)%
•Net income decreased by $43 million due to a decrease in income from equity method investments of $57 million and an increase in total expenses of $82 million. These impacts were partially offset by increases in total revenue of $74 million and a decrease in income tax expense of $22 million.
•Total revenue increased by $74 million due to increases in interest and rental income, management fees and retained interest income and origination fee and other income. Interest and rental income increased due to a higher average Portfolio balance and a higher average asset yield. Management fees and retained interest income and origination fee and other income increases were driven by increased investment in a co-investment structure. Gain on sale of assets decreased by $5 million driven partially by a higher volume of assets originated in the prior period on which we elected the fair value option.
•Interest expense increased by $67 million due to a larger average outstanding debt balance and a higher average interest rate driven in part by the issuance of Junior Subordinated Notes that bear a higher interest rate but which reduce our need to issue equity to maintain our desired financial leverage ratio as a result of the partial equity treatment of these instruments by rating agencies.
•We recorded a benefit for loss on receivables of $3 million driven by loan specific releases, including the release driven by the consolidation of a project company borrower as discussed in Note 6 to our financial statements in this Form 10-Q, offset partially by loan-specific reserves made in the nine months ended September 30, 2026.
•Compensation and benefits increased by $13 million primarily due to the acceleration of share-based compensation due to employees meeting certain criteria of the Company’s retirement policy. General and administrative expenses increased by $12 million, of which $8 million can be attributed to expenses associated with the project company we recently consolidated as discussed in Note 6.
•Income from equity method investments was $314 million in the nine months ended September 30, 2026. Of this amount, $306 million was allocation of income from projects where tax credits were allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project. Another $35 million was related to an unrealized gain recognized on an equity method investment on which we have elected the fair value option. The unrealized gain was related to an investment in a solar asset servicing platform, and was driven by an increase in the profitability of the platform’s business. These impacts were partially offset by a $70 million equity method investment impairment as discussed in Note 3. Income from equity method investments was $370 million in the nine months ended September 30, 2025. Of this income, $331 million were allocations of income from projects where tax credits were allocated to other investors in solar projects, as those tax credits reduced the tax equity investors’ ongoing claim on the net assets of the project.
•Income tax expense decreased by $22 million primarily due to lower income before income taxes driven primarily by lower income from equity method investments as discussed above.
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
Adjusted Earnings
We calculate Adjusted Earnings as GAAP net income (loss) excluding equity-based expenses, provisions for loss on receivables, amortization of intangibles, losses (gains) from modification or extinguishment of debt facilities, and non-cash tax charges and including the earnings attributable to our non-controlling interest of our Operating Partnership. We also make an adjustment to eliminate our portion of fees we earn from related-party co-investment structures, and for our equity method investments in the renewable energy projects as described below. We will use judgment in determining when we will reflect the losses on receivables in our Adjusted Earnings, and will consider certain circumstances such as the time period in default, sufficiency of collateral as well as the outcomes of any related litigation. We may also include economic losses on assets beyond those which are required by GAAP if their inclusion better represents our expected economics. In the future, Adjusted Earnings may also exclude one-time events pursuant to changes in GAAP and certain other adjustments as approved by a majority of our independent directors.
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
We have acquired equity investments in portfolios of projects which have the majority of the distributions payable to more senior investors in the first few years of the project. The following table provides results related to our equity method investments for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(in millions)
Income (loss) under GAAP	$214	$125	$314	$370

Collections of Adjusted Earnings	$97	$68	$161	$141
Return of Capital	209	25	279	46
Cash collected	$306	$93	$440	$187
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

The table below provides a reconciliation of our GAAP net income (loss) to Adjusted Earnings for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	$	Per Share	$	Per Share	$	Per Share	$	Per Share
	(dollars in thousands, except per share amounts)
Net income (loss) attributable to controlling stockholders (1)	$146,481	$1.04	$83,257	$0.61	$203,141	$1.47	$238,314	$1.79
Adjustments:
Reverse GAAP (income) loss from equity method investments	(213,878)		(124,560)		(313,531)		(370,227)
Adjusted income from equity method investments (2)	144,959		100,068		334,327		249,024
Elimination of proportionate share of up-front origination fees earned from co-investment structures (3)	(4,004)		(302)		(9,179)		(2,813)
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (4)	(3,693)		(1,139)		(8,059)		(2,903)
Equity-based expenses	3,541		5,751		27,277		24,023
Provision for loss on receivables	3,318		3,026		(3,147)		7,876
Economic loss on consolidated project assets (5)	(21,425)		—		(21,425)		—
Loss (gain) on debt modification or extinguishment (6)	1,025		293		21,230		11,171
Amortization of intangibles	3		3		8		9
Non-cash provision (benefit) for income taxes (7)	48,347		34,497		73,114		96,552
Current year earnings attributable to our Operating Partnership	3,460		1,649		4,841		4,572
Adjusted Earnings	$108,134	$0.82	$102,543	$0.80	$308,597	$2.34	$255,598	$2.04
Shares for Adjusted Earnings per share (8)	132,058,694		128,255,027		131,927,577		125,391,042
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
(5)As discussed in Note 6, in the quarter ended June 30, 2026, we exercised protective rights under a loan agreement related to two loans which caused us to consolidate the project company to which the loans were made. During the quarter ended September 30, 2026, we determined that remediation efforts will be more costly than expected when we consolidated the assets, reducing the assets’ net expected cash flows; however, GAAP allows for impairments of long-lived assets only when the balance of such assets is considered to be not recoverable by the undiscounted cash flows attributable to the assets. Accordingly, we have recognized the economic loss related to these additional costs as a non-GAAP measure here and in our Average Annual Realized Loss on Managed Assets metrics below.
(6)Included in Interest expense within our statements of operations.
(7)Includes impact of cash paid for state income taxes during the three and nine months ended September 30, 2026.
(8)Shares used to calculate Adjusted Earnings per share represents the weighted average number of shares outstanding including our issued unrestricted common shares, restricted stock awards, restricted stock units, long-term incentive plan units, and the non-controlling interest in our Operating Partnership. We include any potential common stock issuances related to share based compensation units in the amount we believe is reasonably certain to vest. As it relates to Convertible Notes, we assess whether the instrument is more akin to debt or equity based on the value of the underlying shares compared to the conversion price during each period. If the instrument is determined to be more debt-like then we will include any related interest expense and exclude the underlying shares issuable upon conversion of the instrument. If the instrument is determined to be more equity-like and is more dilutive when treated as equity then we will exclude any related interest expense and include the weighted average shares underlying the instrument. We will consider the impact of any capped calls we hold in assessing whether an instrument is equity-like or debt-like.
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
The following is a reconciliation of our GAAP-based net investment income to our Adjusted Recurring Net Investment Income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Interest and rental income	$82,585	$68,976	$249,744	$202,894
Management fees and retained interest income	14,227	8,424	36,808	24,412
Interest expense	(96,386)	(71,481)	(283,130)	(215,904)
GAAP-based net investment income (loss) (1)	426	5,919	3,422	11,402
Adjusted income from equity method investments (2)	144,959	100,068	334,327	249,024
Economic loss on consolidated project assets (3)	(21,425)	—	(21,425)	—
Loss (gain) on debt modification or extinguishment (4)	1,025	293	21,230	11,171
Amortization of real estate intangibles	3	3	8	9
Elimination of proportionate share of ongoing asset management fees earned from co-investment structures (5)	(3,693)	(1,139)	(8,059)	(2,903)
Adjusted Recurring Net Investment Income	$121,295	$105,144	$329,503	$268,703
(1)GAAP-based net investment income (loss) as reported in previous periods was not defined to include Management fees and retained interest income. It has been included here in comparative periods to reflect the new definition.
(2)This is a non-GAAP adjustment to reflect the return on capital of our equity method investments as described above.
(3)As discussed in Note 6, in the quarter ended June 30, 2026, we exercised protective rights under a loan agreement related to two loans which caused us to consolidate the project company to which the loans were made. During the quarter ended September 30, 2026, we determined that remediation efforts will be more costly than expected when we consolidated the assets, reducing the assets’ net expected cash flows; however, GAAP allows for impairments of long-lived assets only when the balance of such assets is considered to be not recoverable by the undiscounted cash flows attributable to the assets. Accordingly, we have recognized the economic loss related to these additional costs as a non-GAAP measure here and in our Average Annual Realized Loss on Managed Assets metrics below.
(4)Included in Interest expense within our statements of operations.
(5)GAAP net income includes an elimination of the intercompany portion of ongoing asset management fees received from co-investment structures in the Equity method income line item. Since GAAP Equity method income is not a component of this metric, we include the elimination of the management fee through this adjustment.
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

The following is a reconciliation of our GAAP-based Portfolio to our Managed Assets as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(in millions)
Equity method investments	$5,503	$4,116
Receivables, net of allowance	3,273	3,280
Receivables held-for sale	86	114
Real estate and debt securities	70	76
Other Portfolio assets (1)	132	—
GAAP-based Portfolio	9,064	7,586
Assets held in securitization trusts	7,364	7,220
Fee generating assets held in co-investment structures (2)	1,957	951
Non-fee generating assets held in co-investment structures (3)	663	314
Managed Assets	$19,048	$16,071
(1)In the quarter ended June 30, 2026, we exercised certain of our protective rights under a loan agreement to a project company, which caused us to obtain the ability to direct the significant activities related to the projects, and accordingly to consolidate the project company to which the loans were made. This amount includes $174 million of in-construction fixed assets we consolidated, net of a $25 million liability to be paid upon project completion and $16 million of non-controlling interest, representing our economic claim on these assets.
(2)Represents assets in our co-investment structures which are attributable to our co-investors and on which we earn an asset management fee. Total assets in co-investment structures are $3.9 billion and $1.9 billion as of September 30, 2026 and December 31, 2025, respectively. There are $0.3 billion of closed transactions which have not yet funded as of September 30, 2026.
(3)Represents assets in our co-investment structures which are not attributable to our co-investors, and therefore are not fee-generating. Such assets are attributable to us but were financed with debt issued by the co-investment structure and therefore are not reflected in the carrying value of the equity method investment we hold in the structure.
The following shows our Managed Assets by asset class as of September 30, 2026:

Public Sector, 29%
Commercial & Industrial, 3%
Community Solar, 4%
Other, 2%
Fuels, Transport, & Nature, 9%
Residential Solar & Storage, 22%
Onshore Wind, 11%
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

			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2024	December 31, 2025	September 30, 2026	September 30, 2025	September 30, 2026
	(in thousands)
Net cash provided by operating activities	$5,852	$167,317	$139,855	$(79,356)	$386,528
Changes in receivables held-for-sale	29,273	23,759	13,499	175,462	(138,204)
Equity method investment distributions received (1)	39,142	59,416	194,699	52,258	201,857
Proceeds from sales of equity method investments	9,472	—	68,600	—	68,600
Principal collections from receivables	600,652	705,675	388,161	460,830	633,006
Proceeds from sales of receivables	171,991	8,344	15,282	8,344	15,282
Proceeds from sales of land	115,767	—	—	—	—
Principal collections from debt securities (2)	47	1,849	366	383	1,832
Proceeds from the sale of a previously consolidated VIE (2)	5,478	—	—	—	—
Proceeds from sales of debt securities and retained interests in securitization trusts	5,390	—	—	—	—
Principal payments on non-recourse debt	(72,989)	(7,136)	(10,447)	(6,484)	(11,099)

Adjusted Cash from Operations plus Other Portfolio Collections	910,075	959,224	810,015	611,437	1,157,802
Less: Dividends and distributions	(192,269)	(209,776)	(168,515)	(155,627)	(222,664)
Cash Available for Reinvestment	$717,806	$749,448	$641,500	$455,810	$935,138
(1) Represents return of capital distributions from our equity method investments included in cash provided by (used in) investing activities section of our statements of cash flows which is incremental to any equity method investment distributions found in net cash provided by operating activities.

(2) Included in Other in the cash provided (used in) investing activities section of our statement of cash flows.
			Plus:	Less:
	For the year ended,	For the year ended,	For the nine months ended,	For the nine months ended,	For the TTM ended,
	December 31, 2024	December 31, 2025	September 30, 2026	September 30, 2025	September 30, 2026
			(in thousands)
Components of Adjusted Cash from Operations plus Other Portfolio Collections:
Cash collected from our Portfolio	891,250	1,199,907	988,427	813,778	1,374,556
Cash collected from sale of assets (1)	325,051	33,389	91,930	25,363	99,956
Cash used for compensation and benefit expenses and general and administrative expenses	(85,519)	(89,088)	(91,860)	(71,772)	(109,176)
Interest paid (2)	(172,679)	(227,867)	(228,492)	(193,389)	(262,970)
Management fees and retained interest income and origination fees and other income	33,044	50,170	51,842	31,818	70,194
Principal payments on non-recourse debt	(72,989)	(7,136)	(10,447)	(6,484)	(11,099)
Other	(8,083)	(151)	8,615	12,123	(3,659)
Adjusted Cash from Operations plus Other Portfolio Collections	$910,075	$959,224	$810,015	$611,437	$1,157,802
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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)		(in thousands)
GAAP Net Income	$142,225	$84,906	$200,266	$242,886
Average Stockholders’ Equity (1)	2,692,998	2,637,253	2,644,670	2,537,582
GAAP-based Return on Equity	21.1%	12.9%	10.1%	12.8%

Adjusted Earnings	$108,134	$102,543	$308,597	$255,598
Average Stockholders’ Equity (1)	2,692,998	2,637,253	2,644,670	2,537,582
Adjusted Return on Equity	16.1%	15.6%	15.6%	13.4%
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
Other Metric
Average Annual Realized Loss on Managed Assets
Average Annual Realized Loss on Managed Assets represents the average annual rate of our incurred losses, calculated as the amount of realized losses incurred in each year as a percentage of each year’s average annual Managed Assets. This metric is calculated over the ten-year period ending September 30, 2026. Incurred losses include both realized losses on equity method investments and realized credit losses on receivables and debt securities. Although there is not a direct comparable GAAP measure, we have presented Average Annual Recognized Loss on Managed Assets as calculated under GAAP for comparison. Average Annual Realized Loss on Managed Assets differs from Average Annual Recognized Loss on Managed Assets as calculated under GAAP as the timing is based on realization of loss rather than GAAP recognition. We believe that Average Annual Realized Loss on Managed Assets provides an additional metric to our underwriting quality over our history of investing in energy transition assets and infrastructure. Our management uses it in this way and we believe that our investors use it in a similar fashion to evaluate our investment performance, and as such, we believe that its disclosure is useful to our investors.
In the quarter ended June 30, 2026, we recognized a GAAP impairment on two equity method investments to reflect changes in assumptions including the current market discount rate as discussed in Note 6 to our financial statements. These impairments totaled $70 million and are included in the Average Annual Recognized Loss on Managed Assets metric as calculated under GAAP below. Given that we have not yet realized any loss, the projects continue to operate, and we expect to receive distributions from the projects in excess of our invested capital, this loss is not yet reflected in Average Annual Realized Loss on Managed Assets. The table below shows these metrics as of September 30, 2026:

Average Annual Recognized Loss (GAAP) on Managed Assets	0.17%
Average Annual Realized Loss on Managed Assets	0.09%
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
We maintain sufficiently available liquidity in the form of unrestricted cash and immediately available capacity on our credit facilities to manage our net cash flow. Below is a summary of our available liquidity by source:

As of September 30, 2026
(in millions)
Unrestricted cash	$102
Unused capacity under our unsecured revolving credit facility (1)	1,809
Unused capacity under our Credit-enhanced Commercial Paper Program	70
Total liquidity	$1,981
(1) As a credit enhancement for our Standalone Commercial Paper Notes, we reserve capacity under our Unsecured Revolving Credit Facility for the principal amount of any outstanding Standalone Commercial Paper Notes. As of September 30, 2026, that reserved capacity was $420 million, and we have presented the available capacity under our unsecured revolving credit facility of $2.2 billion as reduced by that amount.
Capital markets activity during the nine months ended September 30, 2026
During the nine months ended September 30, 2026, we issued $600 million principal amount of Junior Subordinated Notes due November 2056 and $400 million principal amount of Senior Notes due 2036. We used a portion of the proceeds of these issuances to redeem the outstanding $450 million principal amount of our 8.00% Senior Notes due 2027, with the remaining proceeds used to temporarily pay down short-term borrowings and ultimately invest in Portfolio assets. We used existing liquidity to redeem the outstanding $600 million principal amount of our 3.375% Senior Notes due 2026. We issued $1 billion principal amount of Senior Notes due 2033, and used a portion of the proceeds to pay down our Secured Term Loan. We did not issue any equity during the nine months ended September 30, 2026.
In July 2026, we replaced the Prior Unsecured Revolving Credit Facility when we entered into the Unsecured Revolving Credit Facility, which increased the maximum outstanding borrowing amount to $2.25 billion, and lowered the applicable margin applied to the benchmark rate by 10 basis points. The Unsecured Revolving Credit Facility matures in 2031. We also replaced our Prior Unsecured Term Loan Facility and delayed-draw facility with a new Unsecured Term Loan Facility which has a balance of $400 million and matures in 2029. The applicable margin to the benchmark rate decreased by 47.5 basis points when compared to the Prior Unsecured Term Loan Facility. We also entered into the Secured Credit Facility, which has a maximum outstanding borrowing amount of $175 million and matures on the earlier of September 2031 or the date that is 45 days before the maturity date of our Unsecured Revolving Credit Facility.
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
The maturity profile of our long-term recourse debt obligations as of September 30, 2026, is shown in the table below. Amounts exclude $420 million principal amount of Standalone Commercial Paper Notes which mature in 2026, as we have reserved capacity under our Unsecured Revolving Credit Facility for such amounts as described above, and $55 million of Credit-Enhanced Commercial Paper Notes.

Maturities of Long-Term Recourse Debt in Millions
$1,100m
$1,000m
$900m
$800m
$700m
$600m
$500m
$400m
$300m
$200m
$100m
$—m
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
//
2056
Senior Unsecured Notes
Term Loans and Secured Credit Facility
Junior Subordinated Notes
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
The amount of financial leverage we may use will depend upon our target capital structure and the availability of particular types of financing and our assessment of the credit, liquidity, price volatility and other risks of such assets, and the interest rate environment. As shown in the table below, our debt to equity ratio was approximately 1.8 to 1 as of September 30, 2026, within our target operating range of between 1.5 to 1 and 2.0 to 1, and below our current board-approved leverage limit of up to 2.5 to 1. Our debt to equity ratio reflects 50% of our outstanding principal amount of Junior Subordinated Notes as equity as consistent with the treatment by rating agencies and as approved by our board. Our percentage of fixed rate debt including the impact of our interest rate derivatives was approximately 87% as of September 30, 2026, which is within our targeted fixed rate debt percentage range of 75% to 100%. Our targeted fixed rate debt range allows for percentages as low as 70% on a short term basis if we intend to repay or swap floating rate borrowings in the near term.

The calculation of our fixed-rate debt and financial leverage as of September 30, 2026 and December 31, 2025 is shown in the chart below:

	September 30, 2026	% of Total	December 31, 2025	% of Total
	(dollars in millions)		(dollars in millions)
Floating-rate borrowings (1)	$849	13%	$49	1%
Fixed-rate debt (2)	5,607	87%	5,100	99%
Total debt	$6,456	100%	$5,149	100%

Debt for leverage calculation (3)	$5,906		$4,899
Equity for leverage calculation (3)	$3,286		$2,908
Leverage	1.8 to 1		1.7 to 1

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
Sources and Uses of Cash
We had approximately $115 million and $145 million of unrestricted cash, cash equivalents, and restricted cash as of September 30, 2026 and December 31, 2025, respectively. The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025. See our statements of cash flows for full details on the components of each category of cash flows. As discussed above, Adjusted Cash from Operations plus Other Portfolio Collections was $810 million for the nine months ended September 30, 2026.

	For the nine months ended,
	September 30, 2026	September 30, 2025
	(in millions)
Cash provided by (used in) operating activities	$140	$(79)
Cash provided by (used in) investing activities	(1,287)	(511)
Cash provided by (used in) financing activities	1,117	759
Increase (decrease) in cash and cash equivalents	$(30)	$169

Discussion of changes in cash provided by (used in) operating activities
Cash provided by (used in) operating activities for the nine months ended September 30, 2026 was $219 million higher than the same period ended September 30, 2025. Net income was $43 million lower in the current period, and there was a greater adjustment to net income of $262 million when compared to the prior period. This increase to cash provided by operating activities was driven by equity method investments, where $111 million more in equity method investment distributions were classified as operating, and by $162 million less in change in receivables held for sale.
Discussion of changes in cash provided by (used in) investing activities
Cash used in investing activities for the nine months ended September 30, 2026 was $776 million higher than the same period ended September 30, 2025. We invested $1.2 billion additional in equity method investments in the current period, which was partially offset by higher equity method distributions classified as investing activities and lower investments in receivables and debt securities.
Discussion of changes in cash provided by (used in) financing activities
Cash provided by (used in) financing activities for the nine months ended September 30, 2026 was $358 million greater than the same period ended September 30, 2025. Net borrowings from long-term capital sources including Senior Notes, Convertible Notes, Junior Subordinated Notes, and term loans were $877 million higher than in the prior period. We had $353 million lower net borrowings from short-term sources including our unsecured revolving credit facility and our commercial paper programs. We also issued $187 million in common stock in the prior period, which did not recur in the current period.
Supplemental Guarantor Information
The Company and each of Hannon Armstrong Sustainable Infrastructure, L.P., Hannon Armstrong Capital, LLC, HAC Holdings I LLC, HAC Holdings II LLC, HAT Holdings I LLC and HAT Holdings II LLC (the “Subsidiary Guarantors”) have filed registration statements with the SEC pursuant to which the Company has offered and may in the future offer and sell debt securities from time to time and such securities have been and may be guaranteed by the Subsidiary Guarantors. The Subsidiary Guarantors are consolidated in the Company’s Consolidated Financial Statements and separate Consolidated Financial Statements of the Subsidiary Guarantors have not been presented in accordance with Rule 3-10 of Regulation S-X. Furthermore, as permitted under Rule 13-01(a)(4)(vi), the Company has excluded the summarized financial information for the Subsidiary Guarantors as the assets, liabilities and results of operations of the Company and the Subsidiary Guarantors are not materially different than the corresponding amounts presented in the Consolidated Financial Statements of the Company, and management believes such summarized financial information would be repetitive and not provide incremental value to investors.
Off-Balance Sheet Arrangements
We have relationships with non-consolidated entities or financial partnerships, often referred to as structured investment vehicles, special purpose entities, or variable interest entities, established to facilitate the sale of securitized assets. We have retained interests in securitization trusts (including any outstanding servicer advances) of approximately $297 million as of September 30, 2026, that may be at risk in the event of defaults or prepayments in our securitization trusts and certain limited guarantees as discussed below. We have not guaranteed any obligations of non-consolidated entities or entered into any commitment or intent to provide additional funding to any such entities except as disclosed in Note 9 to our financial statements in this Form 10-Q. A more detailed description of our relations with non-consolidated entities can be found in Note 2 to our financial statements in this Form 10-Q. Additionally, we have made certain loans to equity method investees which we describe in Note 6 to our financial statements in this Form 10-Q.
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
Book Value Considerations
As of September 30, 2026, we carried only our debt securities, our receivables held-for-sale for which we had elected the fair value option, if any, our retained interests in securitization trusts, and derivatives at fair value on our balance sheet. As a result, in reviewing our book value, there are a number of important factors and limitations to consider. Other than those assets listed above that are carried on our balance sheet at fair value as of September 30, 2026, the carrying value of our remaining assets and liabilities are typically determined using a cost basis approach in accordance with GAAP, adjusted for income or loss recognized on and cash collected from such assets. Other than the allowance for current expected credit losses applied to our receivables, our remaining assets and liabilities do not incorporate other factors that may have a significant impact on their value, most notably any impact of business activities, changes in estimates, or changes in general economic conditions, interest rates or commodity prices since the dates the assets or liabilities were initially recorded. Accordingly, our book value does not necessarily represent an estimate of our net realizable value, liquidation value or our fair market value.
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
Typically, our long-term debt, or that of the projects in which we invest if applicable, is at fixed rates or may at times be fixed using interest rate hedges that convert most of the floating rate debt to fixed rate debt. If interest rates rise, and our fixed rate debt balance remains constant, we expect the fair value of our fixed rate debt to decrease and the value of our hedges, if any, on floating rate debt to increase. See Note 3 to our financial statements in this Form 10-Q for the estimated fair value of our fixed rate long-term debt, which is based upon observed transactions for those assets in active markets.
We have $5.6 billion of debt with either fixed rates or which we have hedged pursuant to strategies described above to hedge floating rate debt. We have $849 million of debt outstanding as of September 30, 2026 with unhedged variable interest rates. Accordingly, an increase in benchmark interest rates of 0.5% would increase the quarterly interest expense related to our variable rate borrowings by $1 million, while a decrease of 0.5% would lower the quarterly interest expense by the same amount. Such hypothetical impact of interest rates on our variable-rate borrowings does not consider the effect of any change in overall economic activity that could occur in a rising interest rate environment. Further, in the event of such a change in interest rates, we may take actions to further mitigate our exposure to such a change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the analysis assumes no changes in our financial structure.
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
Item 4. Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, have concluded that as of September 30, 2026, the Company’s disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Changes in Internal Controls over Financial Reporting
There have been no changes in the Company’s “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended September 30, 2026, that have materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions in the ordinary course of business. As of September 30, 2026, we are not currently subject to any legal proceedings that are likely to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Item 1A. “Risk Factors” of our 2025 Form 10-K, filed with the SEC, which is accessible on the SEC’s website at www.sec.gov.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the nine months ended September 30, 2026, certain of our employees surrendered common stock owned by them to satisfy their federal and state tax obligations associated with the vesting of their restricted stock awards.
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

There were 100,590 OP units held by our non-controlling interest holders exchanged for shares of our common stock during the nine months ended September 30, 2026.
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
10.1
Credit Agreement, dated as of July 14, 2026, by and among the Company, JPMorgan Chase Bank, N.A. as administrative agent, sole bookrunner, sustainability structuring agent and lead arranger, Citibank, N.A., Coöperatieve Rabobank U.A., Credit Agricole Corporate and Investment Bank, ING Capital LLC, Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., Royal Bank of Canada, Sumitomo Mitsui Banking Corporation and Truist Bank as documentation agents, the loan parties from time to time party thereto and each lender from time to time party thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K (No. 001-35877), filed on July 20, 2026)

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

HA SUSTAINABLE INFRASTRUCTURE CAPITAL, INC. (Registrant)

Date: November 6, 2026	/s/ Jeffrey A. Lipson
Jeffrey A. Lipson
Chief Executive Officer and President

Date: November 6, 2026	/s/ Charles W. Melko
Charles W. Melko
Senior Managing Director, Chief Financial Officer, and Treasurer

Date: November 6, 2026	/s/ Michelle E. Whicher
Michelle E. Whicher
Senior Managing Director and Chief Accounting Officer